Form 10-K
period 2010-12-31
Station Casinos LLC
filed 2011-03-31
CIK 1503579

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .

Commission file number 000-54193

STATION CASINOS LLC
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-3312261 (I.R.S. Employer Identification No.)

1505 South Pavilion Center Drive, Las Vegas, Nevada 89135
(Address of principal executive offices, Zip Code)

Registrant's telephone number, including area code: (702) 495-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Voting Units

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting common stock held by non-affiliates (all other persons other than executive officers or directors) of the registrant as of June 30, 2010 was $0.

         As of January 31, 2011, there were no shares outstanding of the registrant's voting units.

Documents Incorporated by Reference
None.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements. Such statements contain words such as "believes," "estimates," "expects," "intends," "plans," "projects," "may," "will," "should" or "anticipates" or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties. Forward-looking statements in this Annual Report on Form 10-K include, among other things, statements concerning: projections of future results of operations or financial condition; expectations regarding casino properties and future development plans; expectations of the continued availability of capital resources; and expectations regarding the restructuring efforts of Station Casinos, Inc. ("STN") and its subsidiaries. STN and its subsidiaries are referred to collectively in this Annual Report on Form 10-K as "Station." Any forward-looking statement is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our or Station's control, and are subject to change. Actual results of operations may vary materially from any forward-looking statement made herein. Forward-looking statements should not be regarded as a representation by us, Station or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

  •
  although the Plan (as defined herein) has been confirmed, it will not be fully consummated until the Effective Date (as defined herein). The timing of consummation of the Plan is uncertain. The continuing bankruptcy proceedings and consummation of the Plan may adversely affect Station's, and consequently our, business, including their and our relationships with customers and suppliers;

  •
  the recession, and in particular the economic downturn in Nevada, has adversely affected Station's business. We expect that Station's, and consequently our, business will continue to be adversely affected by the economic downturn;

  •
  we will have substantial debt outstanding following the Effective Date. Our debt service requirements may adversely affect our operations and ability to compete;

  •
  we will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors that are beyond our control;

  •
  we may experience a loss of market share due to intense competition;

  •
  we face extensive regulation from gaming and other government authorities;

  •
  changes to applicable gaming and tax laws could have a material adverse effect on our financial condition;

  •
  our operating results may be adversely impacted by general business conditions including competitive practices, changes in customer demand and the cyclical nature of the gaming and hospitality business generally, and general economic conditions, including interest rates; and

  •
  we may be adversely impacted by adverse outcomes of legal proceedings and the development of, and changes in, claims or litigation reserves.

For additional contingencies and uncertainties, see "Item 1A. Risk Factors."

PART I

ITEM 1.    BUSINESS.

Introduction

        We are a Nevada limited liability company that was formed to acquire substantially all of the assets of Station pursuant to the joint plan of reorganization of STN and certain affiliated debtors under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). In addition, we anticipate acquiring substantially all of the assets of Green Valley Ranch Gaming, LLC ("GVR") pursuant to the GVR Asset Purchase Agreement (as defined herein). The Company was formed on August 9, 2010 and has its principal executive offices at 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135. The telephone number for its executive offices is (702) 495-3000. Station's internet website is www.stationcasinos.com and we expect to maintain the website after the Effective Date.

        To date, we have conducted no business and have no material assets or liabilities. We expect the reorganization of Station and acquisition of Green Valley Ranch (as defined herein) to be completed by June 30, 2011, at which time we will acquire substantially all of the assets of Station in consideration for the issuance of (i) our voting units ("Voting Units") to Station Voteco LLC, a Nevada limited liability company formed to hold the voting equity interests of the Company ("Station Voteco"), (ii) our non-voting units ("Non-Voting Units" together with our Voting Units, our "Units") to Station Holdco LLC, a Delaware limited liability company formed to hold the non-voting equity interests of the Company ("Station Holdco"), and (iii) secured credit facilities, as well as acquire substantially all of the assets of GVR for approximately $500.0 million. See "Item 1. Business—Chapter 11 Reorganization and Restructuring Transactions" for a further description of the reorganization of Station and acquisition of Green Valley Ranch.

Available Information

        We are required to file annual, quarterly and other current reports and information with the SEC. You will be able to read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we submit filings to the SEC electronically, access to this information is available at the SEC's internet website (www.sec.gov). This site contains reports and other information regarding issuers that file electronically with the SEC.

        Following the Effective Date, we will also make available, free of charge, at our principal internet address (www.stationcasinos.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Chapter 11 Reorganization

        Station is a gaming and entertainment company that currently owns and operates ten major hotel/casino properties (two of which are 50% owned) under the Station and Fiesta brand names and eight smaller casino properties (three of which are 50% owned), in the Las Vegas metropolitan area. Station owns and operates Palace Station Hotel & Casino ("Palace Station"), Boulder Station Hotel & Casino ("Boulder Station"), Texas Station Gambling Hall & Hotel ("Texas Station"), Sunset Station Hotel & Casino ("Sunset Station"), Santa Fe Station Hotel & Casino ("Santa Fe Station"), Red Rock Casino Resort Spa ("Red Rock"), Fiesta Rancho Casino Hotel ("Fiesta Rancho"), Fiesta Henderson Casino Hotel ("Fiesta Henderson"), Wild Wild West Gambling Hall & Hotel ("Wild Wild West"), Wildfire Casino—Rancho ("Wildfire Rancho"), Wildfire Casino—Boulder ("Wildfire Boulder"), Gold Rush Casino ("Gold Rush") and Lake Mead Casino. Station also owns a 50% interest in Green Valley Ranch

Resort Spa Casino ("Green Valley Ranch"), Aliante Station Casino + Hotel ("Aliante Station"), Barley's Casino & Brewing Company ("Barley's"), The Greens Gaming and Dining ("The Greens") and Wildfire Lanes and Casino ("Wildfire Lanes"). Station also manages Gun Lake Casino.

        On November 7, 2007, STN completed a going private transaction that was sponsored by Frank J. Fertitta III and Lorenzo J. Fertitta and certain affiliates of Colony Capital, LLC ("Colony") (such going private transaction is referred to herein as, the "Merger"). In connection with the Merger, STN's subsidiary, FCP PropCo, LLC ("Propco"), and certain other subsidiaries of STN that directly or indirectly own interests in Propco (the "Propco Debtors") entered into a mortgage loan and related mezzanine financings in an aggregate principal amount of $2.475 billion (the "CMBS Loans"). The CMBS Loans were secured by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "Propco Properties"). In addition, STN, as borrower, entered into a $900 million senior secured credit agreement (the "Credit Agreement") which was secured by substantially all of the assets of STN and its subsidiaries, other than Propco and the Propco Debtors. STN's $450 million 6% senior notes due April 1, 2012, $400 million 7 3/4% senior notes due August 15, 2016, $450 million 6 1/2% senior subordinated notes due February 1, 2014, $700 million 6 7/8% senior subordinated notes due March 1, 2016 and $300 million 6 5/8% senior subordinated notes due March 15, 2018 (collectively, "Senior and Senior Subordinated Notes") remained outstanding following consummation of the Merger. On February 7, 2008, a wholly owned, indirect subsidiary of STN ("Landco"), as borrower, entered into a $250 million delay-draw term loan collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan").

        The Merger and related transactions left Station highly leveraged. Shortly thereafter, the economy in the United States sharply declined, consumer spending deteriorated and the credit markets severely contracted. Foreclosure and unemployment rates in Nevada sharply increased, becoming among the highest in the United States, and many planned construction projects for new casinos in Nevada were delayed or cancelled, causing further deterioration of the Las Vegas economy and reduced discretionary consumer spending by Las Vegas residents. Station was severely impacted by the economic downturn due to the fact all of its owned casinos are located in Las Vegas and its properties have historically attracted customers from the Las Vegas valley. In addition, the value of real estate in Nevada significantly eroded as a result of the deterioration of the economy.

        Due to the economic conditions following the Merger, including the credit crisis and a decrease in consumer confidence levels, Station experienced a significant reduction in revenues. Although Station engaged in cost reductions, reductions in workforce and other efforts to mitigate the impact of the decline in revenues, the results of operations of Station were materially and adversely impacted by the economic downturn and its ability to service its debt obligations was impaired. In addition, the decline in real estate values in Nevada adversely affected the value of Station's assets. The resulting deterioration of Station's results of operations and asset values, coupled with Station's high leverage and the general unavailability of credit, negatively impacted Station's ability to service its outstanding indebtedness or otherwise raise capital for restructuring.

        As a result, on July 28, 2009 (the "Petition Date"), STN, FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC and Reno Land Holdings, LLC and affiliates FCP Holding Inc., FCP VoteCo, LLC, Fertitta Partners, LLC (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the "Bankruptcy Court") under Chapter 11 of the Bankruptcy Code. These cases are being jointly administered under the caption In re Station Casinos, Inc., et al Debtors Case No. 09-52470 (the "Chapter 11 Case").

Restructuring Transactions

        On August 27, 2010, the Bankruptcy Court entered an order confirming the Debtors joint plan of reorganization (the "Plan"). Under the Plan, the Company, as designee of German American Capital Corporation and JP Morgan Chase Bank, N.A., as holders of $1.8 billion in CMBS Loans (the "Mortgage Lenders"), is expected to acquire the Propco Properties and certain related assets in satisfaction of the Mortgage Lenders' existing secured claims against Propco. In conjunction with these transfers to the Company, under the Plan: (i) our Voting Units are expected to be issued to Station Voteco, which is expected to be owned by (a) Robert A. Cashell Jr. and Stephen J. Greathouse, who are expected to be designated by the Mortgage Lenders as members of our Board of Managers and owners of Station Voteco, and (b) an entity owned by Frank J. Fertitta III, our Chief Executive Officer, President and a member of our Board of Managers, and Lorenzo J. Fertitta, a member of our Board of Managers, (ii) our Non-Voting Units are expected to be issued to Station Holdco, which is expected to be owned by the Mortgage Lenders, FI Station Investor LLC, a newly formed limited liability company owned by affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta ("FI Station Investor"), and the holders of the Senior and Senior Subordinated Notes; and (iii) the Company is expected to enter into a new credit agreement (the "Propco Credit Agreement") with the Mortgage Lenders consisting of a term loan facility in the principal amount of $1.6 billion and a revolving credit facility in the amount of $100 million, which revolving credit facility will increase to $150 million upon the prepayment of $50 million of outstanding principal amount under the term loan (the transactions described in clauses (i) through (iii) collectively referred to herein as, the "Propco Restructuring").

        In addition, Station Holdco will issue two classes of warrants to the Mortgage Lenders permitting the Mortgage Lenders to purchase a total of 5% of the non-voting equity of Station Holdco at exercise prices based upon a multiple of the share value of Station Holdco on the Effective Date (the "Mortgage Lender Warrants"). The Mortgage Lenders will sell to FI Station Investor one of the classes of warrants with the right to purchase up to 2.5% of the non-voting equity (the "Fertitta Warrants") and will transfer the remaining 2.5% of the Mortgage Lender Warrants to holders of the mezzanine portion of the CMBS Loans. On or about the Effective Date, FI Station Investor is expected to assign the Fertitta Warrants to an affiliate of Colony. The Mortgage Lender Warrants will have a per unit exercise price equal to two and one-half times the value of the Non-Voting Units on the Effective Date (as defined below) that will increase by 15% on each of the third through seventh anniversaries of the Effective Date. The Fertitta Warrants will have a per unit exercise price equal to three times the value of the Non-Voting Units on the Effective Date that will increase by 15% on each of the third through seventh anniversaries of the Effective Date. For purposes of determining the exercise price of the Mortgage Lender Warrants and the Fertitta Warrants, the per unit value of the Non-Voting Units will be determined based on a total equity value of Station Holdco equal to $200 million, plus the amount of any additional equity issued or capital contributions made as of the Effective Date, plus the amount of any reduction in the debt agreed to by the Mortgage Lenders in exchange for Station Holdco equity (the "Plan Value"). The Mortgage Lender Warrants and the Fertitta Warrants may only be exercised following the earlier of (i) the six and one-half year anniversary of the Effective Date and (ii) the occurrence of a capital raising transaction by Station Holdco that involves a determination of the equity value of Station Holdco (other than the transactions contemplated by the Plan) which expire on the seventh anniversary of the Effective Date.

        In addition, pursuant to the terms of the Plan, STN and certain of its subsidiaries have entered into an Asset Purchase Agreement dated as of June 7, 2010, as amended (the "Asset Purchase Agreement") with FG Opco Acquisitions LLC, an entity that is currently owned in whole or in part by Fertitta Entertainment LLC, which is owned by affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta ("Fertitta Entertainment"), and the Mortgage Lenders and will be owned by the Company upon consummation of the transactions contemplated by the Asset Purchase Agreement (the "Opco Purchaser"). Pursuant to the terms of the Asset Purchase Agreement, the Opco Purchaser will acquire substantially all of the assets of STN and certain of its subsidiaries, including Santa Fe Station, Texas Station, Fiesta Henderson, Fiesta Rancho and interests in certain Native American gaming projects (the "Opco Assets"), for a purchase price of $772 million, consisting of the following: (i) an amount in cash equal to $317 million, subject to adjustment pursuant to the terms of the Asset Purchase Agreement; and (ii) $455 million in aggregate principal amount of term loans, subject to adjustment pursuant to the terms of the Asset Purchase Agreement (together with a $25 million revolving credit facility, the "Opco Credit Agreement") (the transactions described in this paragraph, collectively referred to herein as the "Opco Acquisition"). The lenders under the Opco Credit Agreement will be the same lenders as under STN's existing Credit Agreement.

        Pursuant to the terms of the Plan, the proceeds of the sale of the Opco Assets will be distributed to secured creditors of STN in full satisfaction of their claims against Station. The Plan also provides that certain general unsecured creditors of STN ("Opco Unsecured Creditors") will receive warrants (the "Unsecured Creditor Warrants") exercisable for 2.5% of the total equity of Station Holdco. The Unsecured Creditor Warrants will have a per unit exercise price equal to two and one-half times the value of the Non-Voting Units on the Effective Date that will increase by 15% on each of the third through seventh anniversaries of the Effective Date. For purposes of determining the exercise price of the Unsecured Creditor Warrants, the per unit value of the Non-Voting Units will be determined based on the Plan Value. The Unsecured Creditor Warrants may only be exercised following the earlier of (i) the six and one-half year anniversary of the Effective Date and (ii) the occurrence of a capital raising transaction by Station Holdco that involves a determination of the equity value of Station Holdco (other than the transactions contemplated by the Plan), which expire on the seventh anniversary of the Effective Date.

        In addition, Opco Unsecured Creditors that are "accredited investors" (as defined in the Securities Act of 1933, as amended) will have an opportunity to participate in a rights offering ("Rights Offering") under which they may subscribe for and purchase their pro rata share of 15% of the equity interests of Station Holdco for an aggregate amount of $35.3 million. The Rights Offering may be increased to fund (i) the payment of $50 million pay-down under the Propco Credit Agreement, (ii) a portion of the Opco Acquisition and (iii) the acquisition of Green Valley Ranch, Aliante Station, or any other material gaming operations located with a 100-mile radius of Las Vegas, provided that the aggregate purchase price payable for additional units so offered in the Rights Offering will not exceed $64.7 million. Certain affiliates of Fidelity Management & Research Company, Oaktree Capital Management, L.P. and Serengeti Asset Management, LP (the "Put Parties") will purchase at least one-half of the equity interests of Station Holdco offered pursuant to the Rights Offering and have committed to purchase the remainder of the equity interests of Station Holdco offered pursuant to the Rights Offering on or before June 30, 2011, to the extent that such equity interests are not purchased by other Opco Unsecured Creditors (the "Equity Put"). In consideration for their agreement to purchase equity interests that are not purchased by other Opco Unsecured Creditors, the Put Parties will receive a $3 million cash payment on the Effective Date and reimbursement of expenses in an amount of up to $1.7 million.

        Claimants with respect to the Land Loan are expected to enter into an amended and restated credit agreement related to the Land Loan (the "Restructured Land Loan"). Pursuant to the terms of the Restructured Land Loan, the principal outstanding is expected to be reduced to $105 million in exchange for warrants to purchase 60% of the outstanding equity interests in Landco exercisable for nominal consideration (the "Landco Warrants" and together with the Mortgage Lender Warrants, the Fertitta Warrants and the Unsecured Creditor Warrants, the "Warrants").

        On March 9, 2011, Station GVR Acquisition, LLC (the "GVR Purchaser"), an indirect subsidiary of the Company, and GVR, owner of Green Valley Ranch, entered into an Asset Purchase Agreement (the "GVR Asset Purchase Agreement") pursuant to which, the GVR Purchaser will purchase substantially all of the assets and assume certain specified liabilities of GVR for a purchase price of approximately $500 million (the "GVR Acquisition"), consisting of the following: (i) an amount in cash equal to $225 million and (ii) $275 million in aggregate principal amount of term loans (the "GVR Term Loan"). The GVR Asset Purchase Agreement contemplates that GVR will file voluntary petitions for relief under chapter 11 of the Bankruptcy Code and that such acquisition will be pursuant to, among other things,

Sections 363 and 365 of the Bankruptcy Code and as part of a pre-packaged chapter 11 plan of reorganization of GVR. The GVR Asset Purchase Agreement is subject to, among other things, the bankruptcy court entering a confirmation order confirming the chapter 11 plan of reorganization of GVR.

        On March 22, 2011, the subsidiaries of STN that are sellers under the Asset Purchase Agreement and Station's 50%-owned joint ventures GVR and Aliante Gaming, LLC ("Aliante"), commenced a solicitation of approvals for a prepackaged plan of reorganization (the "Subsidiary Plan") to implement and facilitate the sale and related restructuring transactions described in the Asset Purchase Agreement, the GVR Asset Purchase Agreement and a reorganization of Aliante pursuant to which its lenders would receive the equity of Aliante in exchange for their claims. We expect that the Chapter 11 cases for such subsidiaries (the "Subsidiary Chapter 11 Cases") will be filed in the second quarter of 2011.

        The chart that follows below summarizes the Company's corporate structure and material debt facilities after giving effect to the Restructuring Transactions. In order to simplify the presentation, not all entities expected to make up the enterprise are depicted in the chart below.

(1)
Borrower under the Propco Credit Agreement.

(2)
Borrower under the Restructured Land Loan.

(3)
Borrower under the Opco Credit Agreement.

(4)
Borrower under the GVR Term Loan.

        Following consummation of the Plan and the GVR Acquisition it is expected that the Company and its subsidiaries will enter into long-term management contracts with affiliates of Fertitta Entertainment to manage the Propco Properties, the Opco Assets and Green Valley Ranch (the "Management Agreements"). The Propco Restructuring, the Opco Acquisition, the GVR Acquisition, the issuance of the Warrants, the Rights Offering, the Equity Put, entry into the Management Agreements and the Restructured Land Loan are referred to herein collectively as the "Restructuring Transactions."

        Although the Plan was confirmed by the Bankruptcy Court on August 27, 2010, consummation of the Plan is subject to the satisfaction of certain conditions precedent, including among other things, (i) the Bankruptcy Court shall have authorized the assumption and rejection of certain contracts of the Debtors,

(ii) all documents necessary to implement the Restructuring Transactions contemplated by the Plan, including but not limited to the equityholders agreement to be entered into upon emergence from bankruptcy among the Company, its equityholders and its subsidiaries (the "Equityholders Agreement"), the Opco Credit Agreement, the Propco Credit Agreement, the Restructured Land Loan and the Warrants, shall be in form and substance reasonably acceptable to the Debtors, and (iii) all necessary regulatory approvals, including but not limited to necessary approvals of the Nevada Gaming Authorities (as defined herein), will have been obtained (the date upon which the actions described in clauses (i) through (iii) are completed is referred to herein as the "Effective Date"). The Company currently expects that the Effective Date will occur by June 30, 2011, although the Company cannot assure you that the required regulatory approvals will be obtained, that conditions to consummation of the Plan will be satisfied by that date, or at all, or that Station will be successful in implementing the Plan in the form contemplated, or at all. In addition, the Subsidiary Chapter 11 Cases will need to be filed in the Bankruptcy Court for the purposes of effectuating the sale or transfer of all or a portion of their assets pursuant to the Plan.

        This report is not intended to be, and should not in any way be construed as, a solicitation of votes on the Subsidiary Plan. There can be no assurance that a sufficient percentage or number of lenders will accept the Subsidiary Plan or that the Bankruptcy Court will confirm such plan. In addition, if the Subsidiary Plan is not accepted, confirmed or consummated, there can be no assurance that the Company will be able to successfully develop, prosecute, confirm and consummate a plan of reorganization that is acceptable to the Bankruptcy Court and to the creditors, equity holders and other parties in interest of GVR and Aliante.

        Following the consummation of the Plan, STN and certain of the other Debtors will be dissolved and, except to the extent set forth in the Plan, none of the Company, Fertitta Entertainment, FI Station Investor nor any of their respective affiliates will succeed to the assets or liabilities of STN or the other Debtors.

Narrative Description of Business

        Each of Station's properties caters primarily to local Las Vegas area residents. We intend to market the seven "Station" casinos (including Red Rock and Green Valley Ranch) together under the Station Casinos' brand and the two "Fiesta" casinos under the Fiesta brand, offering convenience and choices to residents throughout the Las Vegas valley with our strategically located properties.

  Operating Strategy

        Station's operating strategy emphasizes attracting and retaining customers primarily from the local and repeat visitor markets and we intend to keep this operating strategy. Station's properties attract customers through:

  •
  innovative, frequent and high-profile promotional programs directed towards the local market;

  •
  focused marketing efforts and convenient locations;

  •
  aggressive marketing to the repeat visitor market; and

  •
  the development of strong relationships with specifically targeted travel wholesalers in addition to convention business at both Green Valley Ranch and Red Rock.

        Although perceived value will initially attract a customer to the Station properties, actual value generates customer satisfaction and loyalty. Station believes that actual value becomes apparent during the customer's visit through an enjoyable, affordable and high-quality entertainment experience. Las Vegas, which has been one of the fastest growing cities in the United States, is characterized by a historically strong economy and demographics, which include an increasing number of retirees and other active gaming customers; however, the city continues to be adversely affected by the national economic downturn. The current recession has had an adverse impact on the growth and economy of Las Vegas, resulting in significant declines in the local housing market and rising unemployment which has negatively affected consumer spending and customer visits to Station's properties.

        Station believes that its out-of-town patrons are also discerning customers who enjoy a value oriented, high-quality approach. Station believes that its patrons view its hotel and casino product as a preferable alternative to attractions located on the Las Vegas Strip and downtown Las Vegas.

  Provide a High-Value Experience

        Because Station targets the repeat customer, Station is committed to providing a high-value entertainment experience for its customers in the restaurants, hotels, casinos and other entertainment amenities. Station has developed regional entertainment destinations for locals that include other amenities such as spas, movie theaters, bowling centers, ice skating, live entertainment venues and child care facilities. In addition, Station believes the value offered by restaurants at each of its casino properties is a major factor in attracting local gaming customers, as dining is a primary motivation for casino visits by many locals. Through their restaurants, each of which has a distinct style of cuisine, the casino properties offer generous portions of high-quality food at reasonable prices. In addition, Station's operating strategy focuses on slot and video poker machine play. Station's target market consists of frequent gaming patrons who seek a friendly atmosphere and convenience. Because locals and repeat visitors demand variety and quality in their slot and video poker machine play, Station offers the latest in slot and video poker technology at its casino properties.

        As part of Station's commitment to providing a quality entertainment experience for its patrons, Station is dedicated to ensuring a high level of customer satisfaction and loyalty by providing attentive customer service in a friendly, casual atmosphere. Station recognizes that consistent quality and a comfortable atmosphere stem from the collective care and friendliness of each employee. Station began as a family-run business and has maintained close-knit relationships amongst its management and endeavors to instill among its employees this same sense of loyalty. Toward this end, Station takes a hands-on approach through active and direct involvement with employees at all levels.

  Marketing and Promotion

        Station employs an innovative marketing strategy that utilizes frequent high-profile promotional programs in order to attract customers and establish a high level of name recognition. In addition to aggressive marketing through television, radio and newspaper advertising, Station has created and sponsored promotions that have become a tradition in the locals' market.

        In 1999, Station introduced a unified Boarding Pass player rewards program at its Station properties. The Boarding Pass program allows guests to earn points based on their level of gaming activity. The Fiesta properties offer a similar player rewards program called the Amigo Club. Members of the Boarding Pass and the Amigo Club can redeem points at any of the properties for free slot play, meals in any of the restaurants, hotel rooms, movie passes, entertainment tickets or merchandise from its gift shops.

        Station is heavily focused on using cutting-edge technology to drive customer traffic with products created by Station such as its Jumbo Brand products, which include "Jumbo Pennies," "Jumbo Bingo," "Jumbo Keno" and "Jumbo Hold'Em." Other products also include "Xtra Play Cash" and "Sports Connection," among others. Station believes that these products create sustainable competitive advantages and will continue to distinguish it from its competition.

  Growth Strategy

        Due to the current state of the Las Vegas economy, Station has no short-term expansion plans but may pursue acquisitions. Station's long-term growth strategy includes the master-planned expansions of its existing gaming facilities in Nevada, the development of gaming facilities on certain real estate it owns or is under contract to acquire in the Las Vegas valley and Reno, Nevada, the evaluation and pursuit of additional acquisition or development opportunities in Nevada and other gaming markets and the pursuit of additional management agreements with Native American tribes.

Properties

        Set forth below is certain information as of December 31, 2010 concerning the properties we will acquire (the "Acquired Casinos") through the Restructuring Transactions. The Acquired Casinos are more fully described following the table.

	Hotel Rooms (1)	Slots (2)	Gaming Tables (3)	Parking Spaces (4)	Acreage
Casino Properties
Palace Station	1,011	1,760	47	2,600	30
Boulder Station	300	2,760	33	4,800	54
Texas Station	200	2,006	27	5,900	47
Sunset Station	457	2,463	41	5,500	82
Santa Fe Station	200	2,825	40	5,200	39
Red Rock	815	2,995	66	6,800	64
Green Valley Ranch	495	2,407	48	3,900	40
Fiesta Rancho	100	1,460	15	2,050	25
Fiesta Henderson	224	1,618	16	3,000	46
Other Properties
Wildfire Rancho	—	196	—	265	5
Wildfire Boulder	—	167	—	230	2
Gold Rush	—	147	—	125	1
Lake Mead Casino	—	87	—	64	3
Barley's (50% owned)	—	199	—	—	—
The Greens (50% owned)	—	37	—	—	—
Wildfire Lanes (50% owned)	—	197	—	—	—

(1)
For the year ended December 31, 2010, room occupancy for the hotel operations of the Acquired Casinos was 81%, the average daily room rate was $71, and revenue per available room was $58.

(2)
Includes slot and video poker machines and other coin-operated devices.

(3)
Generally includes blackjack ("21"), craps, roulette, pai gow poker, mini baccarat, let it ride, three-card poker, Texas hold'em and wild hold'em. The Casino Properties also offer a keno lounge with the exception of Green Valley Ranch, a bingo parlor with the exception of Green Valley Ranch and a race and sports book. The Other Properties offer a sports book with the exception of Lake Mead Casino and The Greens.

(4)
Includes covered parking spaces of 1,900 for Palace Station, 1,900 for Boulder Station, 3,500 for Texas Station, 2,900 for Sunset Station, 4,500 for Santa Fe Station, 5,100 for Red Rock, 2,700 for Green Valley Ranch, 1,000 for Fiesta Rancho and 1,100 for Fiesta Henderson.

  Casino Properties

  Palace Station

        Palace Station is strategically located at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas' most heavily traveled areas. Palace Station is a short distance from McCarran International Airport and from major attractions on the Las Vegas Strip and downtown Las Vegas. Palace Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including newly remodeled hotel rooms, seven full-service restaurants, a 275-seat entertainment lounge, four additional bars, two swimming pools, an approximately 20,000-square-foot banquet and convention center, a gift shop and a non-gaming video arcade.

        Palace Station's seven full-service restaurants have a total of approximately 1,300 seats. These restaurants offer a variety of high-quality food at reasonable prices, including the Grand Café, Feast Buffet, The Broiler Steaks and Seafood, Pasta Palace (an Italian restaurant), Cabo Mexican Restaurant, an 18-seat Oyster Bar and Food Express Chinese Restaurant. In addition to these restaurants, Palace Station offers various fast-food outlets and the Louie Anderson Theater featuring Bonkers Comedy Club.

  Boulder Station

        Boulder Station, which opened in August 1994, is strategically located on Boulder Highway, immediately adjacent to the Interstate 515 interchange. Station believes that this highly visible location at this well-traveled intersection offers a competitive advantage relative to existing hotels and casinos located on Boulder Highway. Boulder Station is located approximately four miles east of the Las Vegas Strip and approximately four miles southeast of downtown Las Vegas. Boulder Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including five full-service restaurants, a 750-seat entertainment lounge, six additional bars, an 11-screen movie theater complex, a Kid's Quest child care facility, a swimming pool, a non-gaming video arcade and a gift shop.

        Boulder Station's five full-service restaurants have a total of over 1,400 seats. These restaurants offer a variety of high-quality meals at reasonable prices, including the Grand Café, Feast Buffet, The Broiler Steaks and Seafood, Pasta Palace (an Italian restaurant) and Guadalajara Bar & Grille (a Mexican restaurant). In addition to these restaurants, Boulder Station offers various fast-food outlets.

  Texas Station

        Texas Station, which opened in July 1995, is strategically located at the corner of Lake Mead Boulevard and Rancho Drive in North Las Vegas. Texas Station features a friendly Texas atmosphere, highlighted by distinctive early Texas architecture with non-gaming amenities including five full-service restaurants, a Kid's Quest child care facility, a 300-seat entertainment lounge, a 1,700-seat event center, eight additional bars, an 18-screen movie theater complex, a swimming pool, a non-gaming video arcade, a gift shop, a 60-lane bowling center and approximately 40,000 square feet of meeting and banquet space.

        Texas Station's five full-service restaurants have a total of approximately 1,200 seats. These restaurants offer a variety of high-quality food at reasonable prices, including Coco's Bakery & Restaurant, Austins Steakhouse, San Lorenzo (an Italian restaurant), Feast Buffet (featuring seven different food stations) and Texas Star Oyster Bar, which has 110 seats. In addition to the Texas Station-themed restaurants, guests may also enjoy the unique features of several bars and lounges including Martini Ranch, Whiskey Bar, Garage Bar, A Bar and South Padre Honky Tonk. Texas Station also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Sunset Station

        Sunset Station, which opened in June 1997, is strategically located at the intersection of Interstate 515 and Sunset Road. Multiple access points provide customers convenient access to the gaming complex and parking areas. Situated in a highly concentrated commercial corridor along Interstate 515, Sunset Station has prominent visibility from the freeway and the Sunset commercial corridor. Sunset Station is located approximately nine miles east of McCarran International Airport and approximately seven miles southeast of Boulder Station. Sunset Station features a Spanish/Mediterranean-style theme with non-gaming amenities including seven full-service restaurants themed to capitalize on the familiarity of the restaurants at Station's other properties, a 520-seat entertainment lounge, a 4,000-seat outdoor amphitheater, eight additional bars, a gift shop, a non-gaming video arcade, a 13-screen movie theater complex, a 72-lane bowling center, a Kid's Quest child care facility and a swimming pool.

        Sunset Station's seven full-service restaurants have a total of approximately 2,100 seats featuring "live-action" cooking and simulated patio dining. These restaurant facilities offer a variety of high-quality food at reasonable prices, including the Grand Café, Sonoma Cellar Steakhouse, Capri Italian Ristorante, Guadalajara Bar & Grille (a Mexican restaurant), Feast Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine, Hooter's and a 65-seat Oyster Bar. Guests may also enjoy the Gaudi Bar, a centerpiece of the casino featuring over 8,000 square feet of stained glass. Sunset Station also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Santa Fe Station

        In October 2000, Station purchased Santa Fe Station which is strategically located at the intersection of Highway 95 and Rancho Drive, approximately five miles northwest of Texas Station. Santa Fe Station features non-gaming amenities including four full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 500-seat entertainment lounge, seven additional bars, a 60-lane bowling center, a 16-screen movie theater complex, a Kid's Quest child care facility and over 14,000 square feet of meeting and banquet facilities.

        Santa Fe Station's four full-service restaurants have a total of approximately 1,000 seats, which include The Charcoal Room (a steakhouse), Cabo Mexican Restaurant, a 24-hour cafe and the Feast Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine. Guests may also enjoy Revolver Saloon and Dance Hall or 4949 Lounge, a centerpiece of the casino. Santa Fe Station also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Red Rock

        Red Rock, which opened in April 2006, is strategically located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. Red Rock features an elegant desert oasis theme with a contemporary design, offering 815 hotel rooms featuring ultra-modern design filled with the most up-to-date luxury amenities. In addition to its standard guestrooms, the hotel offers six styles of suites, including one-of-a-kind custom villas and penthouse suites. Additional non-gaming amenities include nine full-service restaurants, a 16-screen movie theater complex, 94,000 square feet of meeting and convention space, a full-service spa, a 72-lane bowling center and a Kid's Quest child care facility.

        Red Rock's nine full-service restaurants have a total of approximately 1,600 seats and include Hachi (a contemporary Japanese restaurant), T-bones Chophouse, Terra Rossa (an Italian restaurant), Cabo Mexican Restaurant, the Grand Café, Feast Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine, Sand Bar, Yard House and LBS: A Burger Joint (a gourmet burger restaurant). In addition, Red Rock features numerous bars and lounges including Rocks Lounge offering free live entertainment, Onyx Bar, Sand Bar and Lucky Bar. Red Rock also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Green Valley Ranch

        Green Valley Ranch, which opened in December 2001, is strategically located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada. Green Valley Ranch is approximately five minutes from McCarran International Airport and seven minutes from the Las Vegas Strip. Green Valley Ranch was designed to complement the Green Valley master-planned community. The AAA Four Diamond resort features a Mediterranean-style villa theme with non-gaming amenities including eight full-service restaurants, a 4,200-square-foot non-gaming arcade, a state-of-the-art spa with outdoor pools, a 10-screen movie theater complex, two gift shops, approximately 65,000 square feet of meeting and convention space and an entertainment lounge. Green Valley Ranch also offers an 8-acre complex featuring private poolside cabanas, a contemporary poolside bar and grill, one and a half acres of vineyards and an outdoor performance venue.

        Green Valley Ranch's eight full-service restaurants include the China Spice (a Chinese restaurant), Sushi+Sake, Terra Verde (an Italian restaurant), Hank's Fine Steaks and Martinis, The Original Pancake House, Feast Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine, Tides Oyster Bar and Turf Grill. Green Valley Ranch also offers a variety of fast-food outlets to enhance the customers' dining selection. Guests may also enjoy the Drop Bar, a centerpiece of the casino, The Lobby Bar, which is open to the hotel entrance and the pool area, and Ovation, an entertainment lounge.

  Fiesta Rancho

        Fiesta Rancho was purchased by Station in January 2001 and is strategically located at the intersection of Lake Mead Boulevard and Rancho Drive in North Las Vegas across from Texas Station. Fiesta Rancho features a Southwestern theme with non-gaming amenities including three full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 600-seat entertainment lounge, a regulation-size ice skating rink and three additional bars.

        Fiesta Rancho's three full-service restaurants have a total of over 870 seats, and include a 24-hour Denny's Restaurant, Garduno's (a Mexican restaurant), and Festival Buffet. Fiesta Rancho also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Fiesta Henderson

        Fiesta Henderson was purchased by Station in January 2001 and is strategically located at the intersection of Interstate 215 and Interstate 515 in Henderson, Nevada. The property features four full-service restaurants, a 12-screen movie theater complex, a gift shop, a swimming pool, three bars and lounges and meeting space.

        Fiesta Henderson's four full-service restaurants have a total of approximately 1,100 seats, and include a 24-hour Denny's Restaurant, Fuego Steakhouse, Amigo's Mexican Cantina and Festival Buffet. Fiesta Henderson also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Other Properties

  Wildfire Rancho

        In January 2003, Station purchased Wildfire Rancho located on Rancho Drive across from Texas Station. Wildfire Rancho's non-gaming amenities include a lounge, outdoor patio and a full-service restaurant.

  Wildfire Boulder & Gold Rush

        In August 2004, Station purchased Wildfire Boulder (formerly known as Magic Star) and Gold Rush. Wildfire Boulder is located on Boulder Highway in Henderson, Nevada. Gold Rush is located at the intersection of Interstate 515 and Sunset Road, adjacent to Sunset Station in Henderson, Nevada. Both properties offer non-gaming amenities which include a full-service restaurant and a bar.

  Lake Mead Casino

        In September 2006, Station purchased Lake Mead Casino located in Henderson, Nevada. Lake Mead Casino's non-gaming amenities include a full-service restaurant and bar.

  Barley's, The Greens and Wildfire Lanes

        Barley's, which opened in January 1996, is a casino and brew pub located in Henderson, Nevada. Barley's non-gaming amenities include a full-service restaurant, a pizza kitchen and a bar. In November 2005, Station purchased a 50% interest in The Greens, a restaurant and lounge, located in Henderson,

Nevada. The Greens' non-gaming amenities include a full-service restaurant and bar. In October 2007, Station purchased a 50% interest in Wildfire Lanes (formerly known as Renata's) located in Henderson, Nevada. Wildfire Lanes' non-gaming amenities include a full-service restaurant, a bar and an 18-lane bowling center. Station is the managing partner for Barley's, The Greens and Wildfire Lanes and receives a management fee equal to approximately 10% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA").

  Managed Properties

  Gun Lake Casino

        Station manages the Gun Lake Casino in Allegan County, Michigan, which opened in February 2011, on behalf of the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe.

        On November 13, 2003, Station agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). MPM has entered into development and management agreements with the Gun Lake Tribe, pursuant to which MPM agreed to assist the tribe in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. Gun Lake Casino, is located on approximately 147 acres on U.S. Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan, and includes approximately 1,400 slot machines, 28 table games and various dining options.

        The Sixth Amended and Restated Management Agreement (the "Gun Lake Management Agreement") has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM operating agreement, Station's, or the Company's as successor to Station, portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

Expansion Strategy

  Selection Criteria

        Station believes that a highly visible location, convenient access and ample parking are critical factors in attracting local patronage and repeat visitors. Additionally, sites must be large enough to support multi-phased, master-planned growth to capitalize on growing demand in incremental stages. Station selects sites that are located within a dense population base which generally are adjacent to high-traffic surface streets and interstate highways. Station believes that each of its casino properties' locations has provided it with a significant competitive advantage to attract its targeted customer base. In the Las Vegas metropolitan area, as a result of Senate Bill 208, there are a limited number of sites available for development off of "The Strip" or downtown and Station controls a number of these sites.

  Master-Planned Development

        No master-planned development is currently contemplated, but a long-term master-planned expansion strategy would include the master-planned expansion of Station's existing and future gaming locations. In designing project sites, Station plans and engineers for multi-phased facility expansions to accommodate future growth which allows Station to develop dominant properties. A project's master-planned design typically allows the option of adding hotel rooms, casino space, parking structures and non-gaming entertainment such as movie theaters, additional restaurants, retail shops and various other entertainment venues.

        Station continually evaluates the timing and scope of its master-planned developments at each of its properties and may determine from time to time to expand the scope of, improve on or suspend the implementation of its master plans. These decisions are dependent upon the availability of financing, competition and future economic and gaming regulatory environments, many of which are beyond Station's control.

  Development and Acquisition Opportunities

        Station has acquired several parcels of land in the Las Vegas valley, northern California and Reno, Nevada, which could be used for new casino development or other associated development. Station also evaluates other development and acquisition opportunities in current and emerging gaming markets, including land-based, dockside, riverboat and Native American gaming. The decision by Station whether to proceed with any new gaming development or acquisition opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations, many of which are beyond its control.

  Land Held for Development

        As of December 31, 2010, Station had land held for development consisting primarily of eleven sites that are owned or leased, which includes 368 acres in the Las Vegas valley, 772 acres in northern California and 200 acres in Reno, Nevada. The primary gaming-entitled land that Station owns in the Las Vegas valley consists of 77 acres of land (96 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 71 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 58 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 58 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In December 2008, Station amended the lease and purchase agreement for the 19-acre parcel of land on which Wild Wild West is located. Under the amended agreement, Station has an option to purchase the land for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on Station's consolidated balance sheets at December 31, 2010. In March 2011, Station was notified by the lessor that the lease had been terminated. We are currently in negotiations regarding possible modifications to this lease, however we can provide no assurance that we will be able to reach an agreement with the lessor.

  Native American Development

  The Federated Indians of Graton Rancheria

        Station has entered into development and management agreements with the Federated Indians of Graton Rancheria (the "FIGR"), a federally recognized Native American tribe. Pursuant to those agreements, Station, or the Company as successor to Station, will assist the FIGR in developing, financing and operating a gaming and entertainment project to be located near the City of Rohnert Park in Sonoma County, California.

        The management agreement has a term of seven years from the date of opening of the project and Station will receive a management fee equal to 24% of the facility's net income in years 1 through 4 and 27% of the facility's net income in years 5 through 7. Station will also receive a development fee equal to 2% of the cost of the project upon the opening of the project. The National Indian Gaming Commission (the "NIGC") has approved the management agreement for Class II gaming at the planned facility. Class II gaming includes games of chance such as bingo, pull-tabs, tip jars and punch boards (and electronic or computer-aided versions of such games), and non-banked card games. The FIGR and Station may also pursue approval of Class III gaming, which would permit casino-style gaming, at the planned facility. Class III gaming would require an approved compact with the State of California and approval by the NIGC of a modification to the existing management agreement, or a new management agreement, permitting Class III gaming.

        During 2010, the Bureau of Indian Affairs of the U.S. Department of the Interior (the "BIA") accepted approximately 254 acres of land owned by Station into trust on behalf of the FIGR for the development of the project by Station and the FIGR.

        The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. Prior to obtaining third-party financing, Station will contribute significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

  North Fork Rancheria of Mono Indian Tribe

        Station has entered into development and management agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California, pursuant to which, Station, or, following the Effective Date, the Company, will assist the Mono in developing, financing and operating a gaming and entertainment facility to be located in Madera County, California. The management agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income.

        In 2008, the Mono and the State of California entered into a tribal-state Class III gaming compact. The compact is subject to approval by the California Legislature and, if approved, will regulate gaming the Mono's proposed gaming and entertainment project to be developed on the site. No assurances can be provided as to whether the California Legislature will approve the compact.

        As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. Development of the project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the management agreement by the NIGC.

        The timing of this type of project is difficult to predict, and is dependent upon the receipt of the necessary governmental and regulatory approvals. Prior to obtaining third-party financing, Station, or the Company or its subsidiaries as successor to Station, will contribute significant financial support to the project, even though there can be no assurances as to when, or if, the necessary approvals will be obtained.

  Mechoopda Indian Tribe

        Station has entered into development and management agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe, pursuant to which, Station, or, following the Effective Date, the Company, will assist the MITCR in developing, financing and operating a gaming and entertainment facility to be located in Butte County, California. Under the terms of the development agreement, Station has advanced approximately $11.9 million toward the development of this project through December 31, 2010, which was expected to be repaid from the proceeds of the project financing or from the MITRC's gaming revenues. As a result of the continued economic downturn and thus the revised expected potential of the project, Station does not expect to proceed with the development of this project, and has written off the associated long-term asset.

Intellectual Property

        Station uses a variety of trade names, service marks, trademarks, patents and copyrights in its operations and believes that they have all the licenses necessary to conduct their continuing operations. Station has registered several service marks, trademarks, patents and copyrights with the United States

Patent and Trademark Office or otherwise acquired the licenses to use those which are material to conduct their business. Station owns patents and patent applications with expiration dates ranging from 2018 to 2028 relating to technologies that allow Station to track the wagering activities and geographic location of its players. Station also owns patents relating to unique casino games. Station also files copyright applications to protect its creative artworks, which are often featured in property branding, as well as its distinctive website content. We will acquire all rights to Station intellectual property in the Restructuring Transactions.

Seasonality

        Station's cash flows from operating activities are seasonal in nature. Their operating results are traditionally the strongest in the first quarter and the fourth quarter, and traditionally the weakest during the third quarter.

Competition

        The Acquired Casinos face competition from all other casinos and hotels in the Las Vegas area, including to some degree, from each other. In addition, the Acquired Casinos face competition from all smaller non-restricted gaming locations and restricted gaming locations (locations with 15 or fewer slot machines) in the greater Las Vegas area. As of December 31 2010, there were approximately 1,400 restricted gaming locations with approximately 14,000 slot machines. The Acquired Casinos compete with other hotel/casinos and restricted gaming locations by focusing on repeat customers and attracting these customers through innovative marketing programs. The Acquired Casinos' value-oriented, high-quality approach is designed to generate repeat business. Additionally, the Acquired Casinos are strategically located and designed to permit convenient access and ample parking, which are critical factors in attracting local visitors and repeat patrons. Currently, there are approximately 38 major gaming properties located on or near the Las Vegas Strip, 16 located in the downtown area and several located in other areas of Las Vegas. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors, could also have a material adverse effect on the business of the Acquired Casinos.

        The Acquired Casinos also face competition from 159 non-restricted gaming locations in the Clark County area primarily targeted to the local and the repeat visitor markets. Some of these competitors have completed construction or expansions and other existing competitors have projects under construction. Although the Acquired Casinos have competed strongly in these marketplaces, there can be no assurance that additional capacity will not have a negative impact on our business.

        In 1997, the Nevada legislature enacted Senate Bill 208. This legislation identified certain gaming enterprise districts wherein casino gaming development would be permitted throughout the Las Vegas valley and established more restrictive criteria for the establishment of new gaming enterprise districts. Station believes the growth in gaming supply in the Las Vegas locals' market has been, and will continue to be, limited by the provisions of Senate Bill 208.

        To a lesser extent, the Acquired Casinos compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, and other gaming markets throughout the United States and in other parts of the world, with state sponsored lotteries, on-and-off-track wagering on horse and other races, card rooms, online gaming and other forms of legalized gambling. The gaming industry also includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we will. Several states are currently considering legalizing casino gaming in designated areas. Legalized casino gaming in such states and on Native American land will result in strong competition and could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations.

        Native American gaming in California, as it currently exists, has had little, if any impact on Station's Nevada operations to date, although there are no assurances as to future impact. In total, the State of California has signed and ratified Tribal-State Compacts with 67 Native American tribes. Currently there are 58 Native American casinos in operation in the State of California. These Native American tribes are allowed to operate slot machines, lottery games, and banking and percentage games (including "21") on Native American lands. A banking game is one in which players compete against the licensed gaming establishment rather than against one another. A percentage game is one in which the house does not directly participate in the game, but collects a percentage from it which may be computed from the amount of bets made, winnings collected, or the amount of money changing hands. It is not certain if any expansion of Native American gaming in California will affect our Nevada operations given that visitors from California make up Nevada's largest visitor market. Increased competition from Native American gaming may result in a decline in our revenues and may have a material adverse effect on our business.

Regulation and Licensing

  Nevada Gaming Regulations

        The ownership and operation of casino gaming facilities and the manufacture and distribution of gaming devices in Nevada are subject to: (i) the Nevada Gaming Control Act and the rules and regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local ordinances and regulations. Our gaming operations in Nevada will be subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), the City of Las Vegas, the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"), the City of North Las Vegas, the City of Henderson and certain other local regulatory agencies. The Nevada Commission, Nevada Board, City of Las Vegas, Clark County Board, City of North Las Vegas, City of Henderson, and certain other local regulatory agencies are collectively referred to as the "Nevada Gaming Authorities".

        The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal controls and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on our gaming operations.

        Our direct and indirect subsidiaries that will conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. NP Boulder LLC ("New Boulder"), NP Palace LLC ("New Palace"), NP Red Rock LLC ("New Red Rock"), NP Sunset LLC ("New Sunset"), NP Tropicana LLC ("New Tropicana"), NP Fiesta LLC ("New Fiesta"), NP Gold Rush LLC ("New Gold Rush"), NP Lake Mead LLC ("New Lake Mead"), NP LML LLC ("New LML"), NP Magic Star LLC ("New Magic Star"), NP Rancho LLC "New Rancho"), NP Santa Fe LLC ("New Santa Fe"), NP Texas LLC ("New Texas") and NP River Central LLC ("New River Central") have applied for licenses to conduct non-restricted gaming operations. Our ownership in New Tropicana will be held through NP Landco Holdco LLC, which has applied for registration as an intermediary company and for licensing as a member and manager of New Tropicana. Town Center Amusements, Inc., a Limited Liability Company ("TCAI") has been licensed to conduct non-restricted gaming operations at Barley's Casino & Brewing Company ("Barley's"), a micro brewery and casino located in Henderson, Nevada. Greens Café, LLC ("GC") has been licensed to conduct non-restricted gaming operations at The Greens, a restaurant and bar located in Henderson,

Nevada and Sunset GV, LLC ("SGV") has been licensed to conduct non-restricted gaming operations at Wildfire Lanes, formerly Renata's Supper Club, a casino located in Henderson, Nevada. A license to conduct "non-restricted" operations is a license to conduct an operation of (i) at least 16 slot machines, (ii) any number of slot machines together with any other game, gaming device, race book or sports pool at one establishment, (iii) a slot machine route, (iv) an inter-casino linked system, or (v) a mobile gaming system. Our ownership in TCAI, GC and SGV will be held through an intermediary company known as NP Green Valley LLC ("New Green Valley"), which has applied for registration as an intermediary company and for licensing as a member and manager of TCAI, GC and SGV. We will also own a minority interest in Fiesta Palms, LLC, d.b.a. Palms Casino through Palms Station, LLC, which is registered with the Nevada Commission as an intermediary company.

        We have applied to the Nevada Gaming Authorities to be found suitable to own the equity interests in our licensed and registered subsidiaries and to be registered by the Nevada Commission as a publicly traded corporation for purposes of the Nevada Act (a "Registered Corporation"). Once we become a Registered Corporation, we will be required to periodically submit detailed financial and operating reports to the Nevada Commission and provide any other information that the Nevada Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions by us and our licensed or registered subsidiaries must be reported to or approved by the Nevada Commission and/or the Nevada Board.

        The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, a Registered Corporation or its licensed subsidiaries, in order to determine whether such individual is suitable or should be licensed as a business associate of a Registered Corporation or a gaming licensee. Officers, directors and certain key employees of our licensed subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Our officers, directors and key employees who are actively and directly involved in gaming activities of our licensed subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position.

        If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue to have a relationship with us or our licensed subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require our licensed subsidiaries to terminate the employment of any person who refuses to file the appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

        If it were determined that the Nevada Act was violated by a licensed subsidiary, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, the licensed subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Red Rock, Fiesta Rancho, Fiesta Henderson, Wild Wild West, Wildfire Rancho, Barley's, Gold Rush, Wildfire Boulder, The Greens, Lake Mead Casino and Wildfire Lanes and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of the licensed subsidiaries or the appointment of a supervisor could (and revocation of any such gaming license would) have a material adverse affect on our gaming operations.

        Any beneficial owner of our voting or non-voting securities, regardless of the number of shares owned, may be required to file an application, may be investigated, and may be required to obtain a finding of suitability as a beneficial owner of our securities if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial owner of our voting or nonvoting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information, including a list of its beneficial owners, to the Nevada Board. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

        The Nevada Act provides that persons who acquire beneficial ownership of more than 5% of the voting or non-voting securities of a Registered Corporation must report the acquisition to the Nevada Commission. The Nevada Act also requires that beneficial owners of more than 10% of the voting securities of a Registered Corporation must apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. An "institutional investor," as defined in the Nevada Commission's regulations, which acquires beneficial ownership of more than 10%, but not more than 25% of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, hold up to 29% of our voting securities and maintain its waiver for a limited period of time. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our Board of Managers, any change in our corporate charter, bylaws, management policies or our operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in our management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.

        Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission, or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any equity holder who is found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common equity of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be an equity holder or to have any other relationship with us or our licensed or registered subsidiaries, we (i) pay that person any dividend or interest upon our securities, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his securities including, if necessary, the immediate purchase of said securities (a) in the case of Station Holdco, for the price specified by the relevant gaming authority or, if no such price is specified, the fair market value as determined by Station Holdco's board of managers, or (b) in the case of Station Voteco, for no consideration. In the case of Station Holdco, this price would be payable in cash or, at the election of Station Holdco's board of managers, with a promissory note, maturing in not more than 10 years after delivery of the note and no earlier than 7 1/2 years from the Effective Date, bearing interest at the applicable rate set forth by the Internal Revenue Service for obligations of at least nine years.

Additionally, the Clark County Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

        The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

        We will be required to maintain a current membership interest ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. Failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require any membership interest certificates we may issue to bear a legend indicating that the securities are subject to the Nevada Act. We do not know whether the Nevada Commission will impose such a requirement on us.

        We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes.

        Changes in control of the Company through merger, consolidation, stock or asset acquisitions (including stock issuances in connection with restructuring transactions), management or consulting agreements, or any act or conduct by a person whereby such person obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission that they meet a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling equity holders, officers, managers and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

        The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before a Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of re-capitalization proposed by the Registered Corporation's Board of Directors or similar governing entity in response to a tender offer made directly to the Registered Corporation's equity holders for the purpose of acquiring control of the Registered Corporation.

        License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A live entertainment tax is also paid by casino operations where entertainment is furnished in connection with admission charges, the serving or selling of food or refreshments or the selling of any merchandise. Nevada licensees that hold a license as an operator of a slot route, or manufacturer's or distributor's license also pay certain fees and taxes to the State of Nevada.

        Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of unsuitability or whom a court in the state of Nevada has found guilty of cheating. The loss or restriction of our gaming licenses in Nevada would have a material adverse effect on our business and could require us to cease gaming operations in Nevada.

  Nevada Liquor Regulations

        The sale of alcoholic beverages at Palace Station, Wildfire Rancho and Santa Fe Station is subject to licensing control and regulation by the City of Las Vegas. Red Rock, Boulder Station and Wild Wild West are subject to liquor licensing control and regulation by the Clark County Board. Texas Station and Fiesta Rancho are subject to liquor licensing control and regulation by the City of North Las Vegas. Sunset Station, Green Valley Ranch, Fiesta Henderson, Barley's, Gold Rush, Wildfire Boulder, The Greens, Lake Mead Casino and Wildfire Lanes are subject to liquor licensing control and regulation by the City of Henderson. All liquor licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of our licensed subsidiaries.

  Native American Gaming Regulations

        The terms and conditions of management contracts and the operation of casinos and all gaming on land held in trust for Native American tribes in the United States are subject to the Indian Gaming Regulatory Act of 1988 (the "IGRA"), which is administered by the National Indian Gaming Commission (the "NIGC") and the gaming regulatory agencies of tribal governments. The IGRA is subject to interpretation by the NIGC and may be subject to judicial and legislative clarification or amendment.

        The IGRA established three separate classes of tribal gaming—Class I, Class II and Class III. Class I gaming includes all traditional or social games solely for prizes of minimal value played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pull-tabs, punchboards, instant bingo (and electronic or computer-aided versions of such games) and non-banked card games (those that are not played against the house), such as poker. Class III gaming is casino-style gaming and includes banked table games such as blackjack, craps and roulette, and gaming machines such as slots, video poker, lotteries and pari-mutuel wagering, a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers.

        The IGRA requires NIGC approval of management contracts for Class II and Class III gaming as well as the review of all agreements collateral to the management contracts. The NIGC will not approve a management contract if a director or a 10% shareholder of the management company: (i) is an elected member of the governing body of the Native American tribe which is the party to the management contract; (ii) has been or subsequently is convicted of a felony or gaming offense; (iii) has knowingly and willfully provided materially important false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe's gaming ordinance or resolution, or a trustee, exercising the skill and due diligence that a trustee is commonly held to, would not approve the management contract. A management contract can be approved only after the NIGC determines that the contract provides, among other things, for: (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs and (v) a contract term not exceeding five years and a management fee not exceeding 30% of net revenues (as determined by the NIGC); provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity require the larger fee and longer term. There is no periodic or ongoing review of approved contracts by the NIGC. The only post-approval action that could result in possible modification or cancellation of a contract would be as the result of an enforcement action taken by the NIGC based on a violation of the law or an issue affecting suitability.

        The IGRA prohibits all forms of Class III gaming unless the tribe has entered into a written agreement with the state that specifically authorizes the types of Class III gaming the tribe may offer (a "tribal-state compact"). These tribal-state compacts provide, among other things, the manner and extent to which each state will conduct background investigations and certify the suitability of the manager, its officers, directors, and key employees to conduct gaming on Native American lands.

        Title 25, Section 81 of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value... in consideration of services for said Indians relative to their lands... unless such contract or agreement be executed and approved" by the Secretary or his or her designee. An agreement or contract for services relative to Native American lands which fails to conform with the requirements of Section 81 is void and unenforceable. All money or other things of value paid to any person by any Native American or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. We intend to comply with Section 81 with respect to any other contract to manage casinos located on Native American land in the United States.

        Native American tribes are sovereign nations with their own governmental systems, which have primary regulatory authority over gaming on land within the tribes' jurisdiction. Therefore, persons engaged in gaming activities, including Station, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by the NIGC under certain standards established by the IGRA. The NIGC may determine that some or all of the ordinances require amendment, and those additional requirements, including additional licensing requirements, may be imposed on us.

        Several bills have been introduced in Congress that would amend the IGRA. While there have been a number of technical amendments to the IGRA, to date there have been no material changes. Any amendment of the IGRA could change the governmental structure and requirements within which tribes could conduct gaming, and may have an adverse effect on our results of operations or impose additional regulatory or operational burdens.

  General Gaming Regulations in Other Jurisdictions

        If we become involved in gaming operations in any other jurisdictions, such gaming operations will subject us and certain of our officers, managers, key employees, equityholders and other affiliates ("Regulated Persons") to strict legal and regulatory requirements, including mandatory licensing and approval requirements, suitability requirements, and ongoing regulatory oversight with respect to such gaming operations. Such legal and regulatory requirements and oversight will be administered and exercised by the relevant regulatory agency or agencies in each jurisdiction (the "Regulatory Authorities"). We and the Regulated Persons will need to satisfy the licensing, approval and suitability requirements of each jurisdiction in which we seek to become involved in gaming operations. These requirements vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. In general, the procedures for gaming licensing, approval and finding of suitability require the Company and each Regulated Person to submit detailed personal history information and financial information to demonstrate that the proposed gaming operation has adequate financial resources generated from suitable sources and adequate procedures to comply with the operating controls and requirements imposed by law and regulation in each jurisdiction, followed by a thorough investigation by such Regulatory Authorities. In general, the Company and each Regulated Person must pay the costs of such investigation. An application for any gaming license, approval or finding of suitability may be denied for any cause that the Regulatory Authorities deem reasonable. Once obtained, licenses and approvals may be subject to periodic renewal and generally are not transferable. The Regulatory Authorities may at any time revoke, suspend, condition, limit or restrict a license, approval or finding of suitability for any cause that they deem reasonable. Fines for violations may be levied against the holder of a license or approval and in certain jurisdictions, gaming operation revenues can be forfeited to the state under certain circumstances. There can be no assurance that we will obtain all of the necessary licenses, approvals and findings of suitability or that our officers, managers, key employees, other affiliates and certain other stockholders will satisfy the suitability requirements in one or more jurisdictions, or that such licenses, approvals and findings of suitability, if obtained, will not be revoked, limited, suspended or not renewed in the future.

        Failure by us to obtain, or the loss or suspension of, any necessary licenses, approval or findings of suitability would prevent us from conducting gaming operations in such jurisdiction and possibly in other jurisdictions, which may have an adverse effect on our results of operations. We may be required to submit detailed financial and operating reports to Regulatory Authorities.

Environmental Matters

        Compliance with federal, state and local laws enacted for the protection of the environment to date had no material effect upon Station's capital expenditures, earnings or competitive position and we do not anticipate any material adverse effects in the future based on the nature of our future operations.

Employees

        We currently have no employees. Upon consummation of the Restructuring Transactions, the employees of STN and the Acquired Casinos will become our employees. As of December 31, 2010, Station had approximately 12,224 employees in Nevada, which includes Green Valley Ranch, Aliante Station, Barley's, The Greens and Wildfire Lanes. None of the Acquired Casinos are currently subject to any collective bargaining agreement or similar arrangement with any union. However, union activists have actively sought to organize employees at certain of the Acquired Casinos in the past, and we believe that such efforts are ongoing at this time.

Managers

        The Company will be managed by a Board of Managers. The members of the Board of Managers have been selected due to, among other things, their experience and expertise in the gaming industry and other business ventures. Membership on the Board of Managers is not expected to require the full professional time of the individuals serving on the board. As such, the members of the Company's Board of Managers may, from time to time, be engaged in other business endeavors, including but not limited to those business endeavors in which they are currently involved, aside from their commitments to the Company. None of the members of the Company's Board of Managers are currently involved in other businesses that are in direct competition with the Company. See "Item 10. Directors, Executive Officers and Corporate Governance" for details on the members of the Board of Managers and certain of their past and present business endeavors.

Financial Information

        Please refer to "Item 6. Selected Financial Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information about revenues, operating results and total assets and liabilities, and to "Item 8. Financial Statements and Supplementary Data—Station Casinos, Inc. Consolidated Financial Statements" included in this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS.

        The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in the forward-looking statements. The following risk factors set forth the risks that we believe are material to our business, financial condition, assets, operations and equity interests. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to our Business

        We will not acquire Station's assets and commence operations unless the Restructuring Transactions are consummated.

        Our ability to operate is dependent upon, among other things, consummation of the Restructuring Transactions and our acquisition of Station's assets. Although we believe that the Effective Date will occur, there can be no assurance as to timing, or as to whether the Effective Date will occur at all. If the Effective Date does not occur, it is unclear what would happen to the Acquired Casinos and whether we would be able to successfully develop, prosecute, confirm and consummate an alternative plan of reorganization with respect to the Chapter 11 Cases that would be acceptable to the Bankruptcy Court or the holders of claims and equity interests. Finally, if the Effective Date has not occurred by June 30, 2011, certain of Station's creditors could be entitled to foreclosure on their security interests.

        The bankruptcy filing has had a negative impact on Station's image and may negatively impact our business going forward.

        As a result of their Chapter 11 Cases, Station has been the subject of negative publicity which has had an impact on its image. This negative publicity may have an effect on the terms under which some customers and suppliers are willing to continue to do business with us and could materially adversely affect our business, financial condition, future business prospects and results of operations. The impact of this negative publicity cannot be accurately predicted or quantified.

        There is doubt about the ability of Station to continue as a going concern.

        The audited consolidated financial statements of Station contained elsewhere in this Annual Report on Form 10-K have been prepared assuming that Station will continue as a going concern. However, the report of the independent registered public accounting firm on the financial statements of Station as of and for the year ended December 31, 2010 includes an explanatory paragraph describing the existence of substantial doubt about the ability of Station to continue as a going concern. This report, as well as the uncertainty regarding the eventual outcome of the Plan may adversely impact Station's relationships with vendors, ability to attract customers to its casino properties, attract and retain key executive employees and maintain and promote its properties, which could materially adversely affect our results of operations.

        Station has incurred operating losses in recent fiscal periods. Unless we are able to improve the results of operations of the assets that we acquire in the Restructuring Transactions, we may be unable to generate sufficient cash flows to meet our debt obligations and finance all operating expenses, working capital needs and capital expenditures.

        Station incurred operating losses of $209.1 million, $1.2 billion and $3.2 billion for the years ended December 31, 2010, 2009 and 2008, respectively. We may incur operating losses in the future. Following the consummation of the Restructuring Transactions, we may be unable to generate sufficient revenues and cash flows to service our debt obligations as they come due, finance capital expenditures and meet our operational needs. Any one of these failures may preclude us from, among other things:

  •
  maintaining or enhancing the Acquired Casinos;

  •
  taking advantage of future opportunities;

  •
  growing our business; or

  •
  responding to competitive pressures.

        Further, our failure to generate sufficient revenues and cash flows could lead to cash flow and working capital constraints, which may require us to seek additional working capital. We may not be able to obtain such working capital when it is required. Further, even if we were able to obtain additional working capital, it may only be available on unfavorable terms. For example, we may be required to take on additional debt, the interest costs of which could adversely affect our results of operations and financial condition. If any such required capital is obtained in the form of equity, the percentage ownership of the Company of the holders of the then-outstanding Units could be diluted.

        Limited liquidity and working capital may also restrict our ability to maintain and update the Acquired Casinos, which could put us at a competitive disadvantage to casinos offering more modern and better maintained facilities.

        We may face potential successor liability for liabilities of Station not provided for in the Plan. If we are determined to be liable for obligations of Station our business, financial condition and results of operations may be materially and adversely affected.

        We may be subject to certain liabilities of Station not provided for in the Plan. Such liabilities may arise in a number of circumstances, including those where:

  •
  a creditor of Station did not receive proper notice of the pendency of the bankruptcy case relating to the Plan or the deadline for filing claims therein;

  •
  the injury giving rise to, or source of, a creditor's claim did not manifest itself in time for the creditor to file the creditor's claim;

  •
  a creditor did not timely file the creditor's claim in such bankruptcy case due to excusable neglect;

  •
  we are liable for Station's tax liabilities under a federal and/or state theory of successor liability; or

  •
  the order of confirmation for the Plan was procured by fraud.

        If we are determined to be subject to such liabilities, it could materially adversely affect our business, financial condition and results of operations.

        Our future financial results will be affected by the adoption of fresh-start reporting and may not reflect historical trends.

        We were formed for the purpose of acquiring substantially all of the assets of Station pursuant to the Plan. We will operate our business with a different capital structure than Station's capital structure. The Propco Restructuring and Opco Acquisition will result in the Company becoming a new reporting entity and adopting fresh-start reporting in accordance with Accounting Standards Codification ("ASC") 852-10-15. As required by fresh-start reporting, the Company will cause Station's assets and liabilities to be adjusted to fair value, and certain assets and liabilities not previously recognized in Station's financial statements will be recognized under fresh-start reporting. Because the Propco Restructuring and Opco Acquisition have not been consummated, fresh-start reporting has not yet been adopted and the consolidated financial statements included in this Annual Report on Form 10-K do not give effect to any adjustments in the carrying values of assets or liabilities that will be recorded upon implementation of the Plan under fresh-start reporting rules. Accordingly, our financial condition and results of operations from and after the Effective Date will not be comparable to the financial condition and results of operations reflected in Station's historical consolidated financial statements.

        The GVR Acquisition may not be consummated, which could adversely affect our business.

        The GVR Acquisition is not a condition precedent to the effectiveness of the Plan, and is anticipated to occur on or subsequent to the Effective Date. It is possible, however, that the GVR Acquisition will not occur as planned, or at all, in which case we would not own Green Valley Ranch. If we do not own Green Valley Ranch, the scale of our overall operations will be smaller than we currently anticipate, which could adversely affect our business, financial condition and results of operations.

        Our business will be sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

        Consumer demand for casino hotel properties, such as the Acquired Casinos, is sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions and customer confidence in the economy, unemployment, the current housing and credit crisis, the impact of high energy and food costs, the potential for continued bank failures, perceived or actual changes in disposable consumer income and wealth, effects or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer and materially and adversely affect our business and results of operations. The current housing crisis and economic slowdown in the United States has resulted in significant unemployment in our key markets and a significant decline in the amount of tourism and spending in Las Vegas. This decline has adversely affected Station, and may continue to adversely affect our financial condition, results of operations and cash.

        The economic downturn may be protracted in our key markets and may continue to negatively impact our revenues and other operating results.

        The Acquired Casinos draw a substantial number of customers from the Las Vegas valley, as well as certain geographic areas, including Southern California, Arizona and Utah. The economies of these areas have been, and may continue to be, negatively impacted due to a number of factors, including the credit crisis and a decrease in consumer confidence levels. The resulting severe economic downturn and adverse conditions in the local markets have negatively affected Station's operations, and may continue to negatively affect our operations in the future. Based on information from the Las Vegas Convention and Visitors Authority, gaming revenues in Clark County for the year ended December 31, 2010 increased 0.8% from the level in the comparable period of the prior year. Las Vegas gaming revenues and operators were severely negatively impacted by the economic downturn and there can be no assurance that gaming revenues will not decrease in future periods. In addition, the residential real estate market in the United States, and in particular Las Vegas, has experienced a significant downturn due to declining real estate values. Individual consumers are experiencing higher delinquency rates on various consumer loans and defaults on indebtedness of all kinds have increased. In addition, the Las Vegas and our other target markets continue to experience and high rates of unemployment. All of these factors have materially and adversely affected Station's results of operations. Further declines in real estate values in Las Vegas and the United States and continuing credit and liquidity concerns could continue to have an adverse affect on our results of operations. Although Station and other gaming companies have experienced a decrease in revenues, certain costs remain fixed or even increase resulting in decreased earnings or net losses. Gaming and other leisure activities that we will offer represent discretionary expenditures and participation in such activities have been particularly adversely impacted as a result of the economic downturn because consumers have less disposable income to spend on discretionary activities. The current economic condition has adversely affected consumer spending at Station's gaming operations and related facilities and may continue to adversely affect our business.

        Furthermore, other uncertainties, including national and global economic conditions, other global events, or terrorist attacks or disasters in or around Southern Nevada could have a significant adverse effect on our business, financial condition and results of operations. The Acquired Casinos use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, the substantial increase in the cost of electricity, natural gas and gasoline in the United States has negatively affected Station's operating results. As we will be a highly leveraged company, if adverse regional and national economic conditions persist or worsen, the decreased revenues from the Acquired Casinos attributable to decreases in consumer spending levels may result in a failure to satisfy additional financial and other restrictive covenants to which we are subject under our indebtedness that is outstanding following the Effective Date. Furthermore, due to the existing uncertainty in the capital and credit markets, we may not be able to refinance our then-existing debt or obtain additional credit facilities on terms acceptable to us or at all.

        We will depend on the Las Vegas locals and repeat visitor markets as our key markets. As a result, we may not be able to attract a sufficient number of guests and gaming customers to make our operations profitable.

        Station's operating strategies emphasize attracting and retaining customers from the Las Vegas local and repeat visitor market. All of the Acquired Casinos are dependent upon attracting Las Vegas residents. We cannot be sure that we will be able to attract a sufficient number of guests, gaming customers and other visitors in Nevada to make our operations profitable. In addition, Station's strategy of growth through master-planning of its casinos for future expansion, was developed, in part, based on projected population growth in Las Vegas. During the economic downturn, the Las Vegas valley has not experienced population growth at the expected rates or at the same rates as it experienced prior to the economic downturn. There can be no assurance that population growth in Las Vegas will return to levels that justify future development, additional casinos or expansion of the Acquired Casinos or that we will be able to successfully adapt our business strategy to the current economic downturn or any further economic slowdown.

        We will face substantial competition in the gaming industry and may experience a loss of market share.

        The Acquired Casinos face competition from all other casinos and hotels in the Las Vegas area including, to some degree, from each other. In addition, the Acquired Casinos face competition from all smaller non-restricted gaming locations and restricted gaming locations (locations with 15 or fewer slot machines) in the greater Las Vegas area, including those that primarily target the local and repeat visitor markets. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors, could also have a material adverse effect on the business of the Acquired Casinos. For further details on competition in the gaming industry that will affect our business, see "Item 1. Business—Competition."

        To a lesser extent, the Acquired Casinos compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, and other gaming markets in the United States and in other parts of the world, with state sponsored lotteries, on-and-off-track pari-mutuel wagering, a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers, card rooms and other forms of legalized gambling. The gaming industry also includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we will. Several states are currently considering legalizing casino gaming in designated areas. Legalized casino gaming in such states and on Native American land will result in strong competition that could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations.

        We may incur losses that are not adequately covered by insurance which may harm our results of operations.

        Although we will maintain insurance customary and appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are underinsured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property and reduce the funds available for payments of our obligations.

        We will be subject to litigation in the ordinary course of our business. An adverse determination with respect to any such disputed matter could result in substantial losses.

        We will be, from time to time, during the ordinary course of operating our businesses, subject to various litigation claims and legal disputes, including contract, lease, employment and regulatory claims as well as claims made by visitors to our properties. In addition, there are litigation risks inherent in any construction or development of any of the Acquired Casinos. Certain litigation claims may not be covered entirely or at all by our insurance policies or our insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert our attention from the operations of our businesses. Further, litigation involving visitors to our properties, even if without merit, can attract adverse media attention. As a result, litigation can have a material adverse effect on our businesses and, because we cannot predict the outcome of any action, it is possible that adverse judgments or settlements could significantly reduce our earnings or result in losses.

        We may incur delays and budget overruns with respect to future construction projects. Any such delays or cost overruns may have a material adverse effect on our operating results.

        Station is currently providing funding for the proposed gaming facilities for the Federated Indians of Graton Rancheria and the North Fork Rancheria of Mono Indians (collectively, the "Native American Tribes"). We will evaluate expansion opportunities as they become available, and we may in the future develop projects in addition to the proposed facilities for the Native American Tribes.

        Construction projects, such as the proposed gaming facilities for the Native American Tribes, entail significant risks, including the following:

  •
  shortages of material or skilled labor;

  •
  unforeseen engineering, environmental or geological problems;

  •
  work stoppages;

  •
  weather interference;

  •
  floods; and

  •
  unanticipated cost increases,

        any of which can give rise to delays or cost overruns.

        The anticipated costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared by Station in consultation with its architects and contractors. Construction, equipment, staffing requirements, problems or difficulties in obtaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities can increase the cost or delay the construction or opening of each of the proposed facilities or otherwise affect the project's planned design and features. We cannot be sure that we will not exceed the budgeted costs of these projects or that the projects will commence operations within the contemplated time frame, if at all. Budget overruns and delays with respect to expansion and development projects could have a material adverse impact on our results of operations.

        We may experience difficulty integrating operations of acquired companies and developed properties and managing our overall growth which could have a material adverse effect on our operating results.

        We may not be able to manage the operations of Station including, the recently opened Gun Lake Casino, the proposed projects with the Native American Tribes and future acquired companies or developed properties effectively, or realize any of the anticipated benefits of the acquisitions, including streamlining operations or gaining efficiencies from the elimination of duplicative functions. The integration of other companies as assets will require continued dedication of management resources and may temporarily distract attention from our day-to-day business.

        In addition, because we plan to continue to pursue expansion and acquisition opportunities, we face significant challenges not only in managing and integrating the recently opened Gun Lake facility and the proposed projects with the Native American Tribes, but also managing our expansion projects and any other gaming operations we may acquire in the future. Management of these new projects will require increased managerial resources, and we intend to continue our efforts to enhance our gaming management team. However, there can be no assurances that we will succeed in doing so. Failure to manage our growth effectively could have a material adverse effect on our operating results.

        We will be dependent upon Fertitta Entertainment, a newly formed entity controlled by Frank J. Fertitta III and Lorenzo J. Fertitta, to operate the Acquired Casinos pursuant to long term management contracts. The success of our operations will depend on the ability of Fertitta Entertainment's ability to effectively manage our assets and operations.

        Under the Plan, we will enter into Management Agreements with subsidiaries of Fertitta Entertainment. The Management Agreements will have a scheduled term of 25 years following the Effective Date and will have limited rights of termination. Pursuant to the Management Agreements, subsidiaries of Fertitta Entertainment will have significant discretion in the management and operation of the Acquired Casinos. The manager under the Management Agreements will receive a base management fee equal to two percent of the gross revenues attributable to the managed properties and an incentive management fee equal to five percent of positive earnings before interest, taxes, depreciation and amortization ("EBITDA") of the managed properties.

        The success of the Acquired Casinos and, in turn, our business, will be substantially dependent upon Fertitta Entertainment and its affiliates. Subject to limited restrictions, Fertitta Entertainment and its affiliates will be permitted to manage the operations of other gaming companies and the officers and employees of Fertitta Entertainment and its affiliates will not be required to devote their full time and attention to managing the Acquired Casinos. There can be no assurance that Fertitta Entertainment will be successful at managing and operating the Acquired Casinos or that the terms of the Fertitta Entertainment management agreements will be in our best interests.

        We will rely on key personnel of Fertitta Entertainment, the loss of the services of whom could materially and adversely affect our results of operations.

        Our ability to operate successfully and competitively will be dependent, in part, upon the continued services of certain of Station's officers and key employees, including but not limited to Frank J. Fertitta III. All of our executive officers, other than Thomas M. Friel, our Executive Vice President, Chief Accounting Officer and Treasurer, will be employees of Fertitta Entertainment. In the event that Fertitta Entertainment and its affiliates cease to manage the Acquired Properties or these officers and/or employees leave Fertitta Entertainment, we might not be able to find suitable replacements. We believe that the loss of the services of these officers and/or employees, including through the termination of the Management Agreements, could have a material adverse effect on our results of operations.

        Unionization organization activities could disrupt our business by discouraging patrons from visiting our properties, causing labor disputes or work stoppages, and, if successful, could significantly increase our labor costs.

        None of the Acquired Casinos is currently subject to any collective bargaining agreement or similar arrangement with any union. However, union activists have actively sought to organize employees at certain of the Acquired Casinos in the past, and we believe that such efforts are ongoing at this time. Accordingly, there can be no assurance that the Acquired Casinos will not ultimately be unionized. Union organization efforts that may occur in the future could cause disruptions to the Acquired Casinos and discourage patrons from visiting our properties and may cause us to incur significant costs, any of which could have a material adverse effect on our results of operations and financial condition. In addition, union activities may result in labor disputes, including work stoppages, which could have a material adverse effect on our business, financial condition and results of operation. Furthermore, unfavorable union contract settlements or collective bargaining agreements, should they be entered into, could cause significant increases in our labor costs, which could have a material adverse effect on the business of the Acquired Casinos and our financial condition and results of operation.

        Work stoppages, labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.

        Any work stoppage at one or more of the Acquired Casinos, including any construction projects which may be undertaken, could require us to expend significant funds to hire replacement workers, and qualified replacement labor may not be available at reasonable costs, if at all. Strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting the Acquired Casinos. Strikes and work stoppages involving laborers at any construction project which may be undertaken could result in construction delays and increases in construction costs. As a result, a strike or other work stoppage at one of the Acquired Casinos or any construction project could have an adverse effect on the business of the Acquired Casinos and our financial condition and results of operations. There can be no assurance that we will not experience a strike or work stoppage at one or more of the Acquired Casinos or any construction project in the future.

        In addition, any unexpected shutdown of one of the Acquired Casinos or any construction project could have an adverse effect on the business of the Acquired Casinos and our results of operations. There can be no assurance that we will be adequately prepared for unexpected events, including political or regulatory actions, which may lead to a temporary or permanent shutdown of any of the Acquired Properties.

        We will regularly pursue new gaming acquisition and development opportunities and may not be able to recover our investment or successfully expand to additional locations.

        We will regularly evaluate and pursue new gaming acquisition and development opportunities in existing and emerging jurisdictions. These opportunities may take the form of joint ventures. To the extent that we decide to pursue any new gaming acquisition or development opportunities, our ability to benefit from such investments will depend upon a number of factors including:

  •
  our ability to identify and acquire attractive acquisition opportunities and development sites;

  •
  our ability to secure required federal, state and local licenses, permits and approvals, which in some jurisdictions are limited in number;

  •
  certain political factors, such as local support or opposition to development of new gaming facilities or legalizing casino gaming in designated areas;

  •
  the availability of adequate financing on acceptable terms (including waivers of restrictions in existing credit arrangements); and

  •
  our ability to identify and develop satisfactory relationships with joint venture partners.

        Most of these factors are beyond our control. Therefore, we cannot be sure that we will be able to recover our investment in any new gaming development opportunities or acquired facilities, or successfully expand to additional locations.

        Station has invested, and we will likely continue to invest, in real property in connection with the pursuit of expansion opportunities. These investments are subject to the risks generally incident to the ownership of real property, including:

  •
  changes in economic conditions;

  •
  environmental risks;

  •
  governmental rules and fiscal policies; and

  •
  other circumstances over which we may have little or no control.

        The development of such properties will also be subject to restrictions under our secured credit facilities. We cannot be sure that we will be able to recover our investment in any such properties or be able to prevent incurring investment losses.

        We will be subject to extensive state and local regulation and licensing and gaming authorities will have significant control over our operations which could have an adverse effect on our business.

        Our ownership and operation of gaming facilities will be subject to extensive regulation by the states, counties and cities in which we will operate. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. As such, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators or, alternatively, cease operations in that jurisdiction. In addition, unsuitable activity on our part or on the part of our domestic or foreign unconsolidated affiliates in any jurisdiction could have a negative effect on our ability to continue operating in other jurisdictions. Holders of Units who fail to obtain any licenses, authorizations, qualifications or findings of suitability, as may be required by Nevada Gaming authorities, will not be entitled to exercise any rights of ownership with respect to or receive any income from the Units. For a summary of gaming and other regulations that will affect our business, see "Item 1. Business—Regulation and Licensing." The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to possible increase at any time. Increases in gaming taxation could also adversely affect our results.

        Changes to the gaming tax laws could have an adverse effect on results of operations by increasing the cost of operating our business.

        The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada Legislature meets every two years and when special sessions are called by the Governor. The Nevada legislative session began on February 7, 2011. There have been no specific proposals during the legislative session to increase gaming taxes, however there are no assurances an increase in gaming taxes will not be proposed and passed by the Nevada Legislature. An increase in the gaming tax could have a material adverse effect on our results of operations.

Risks Related to our Substantial Indebtedness

        We expect to have significant indebtedness upon the Effective Date. Such substantial indebtedness could make it difficult or impossible for us to meet our debt service obligations and finance our operating expenses, working capital needs and capital expenditures.

        We will be a highly leveraged company. Immediately after the Effective Date, we expect our indebtedness to include approximately $2.4 billion under various term loans and $175.0 million available under revolving credit facilities, some of which may be drawn on the Effective Date. The ability to make these payments will be significantly impacted by general economic, financial, competitive and other factors beyond our control.

        Our substantial indebtedness could:

  •
  limit our ability to borrow money or otherwise obtain financing for our working capital, capital expenditures, development projects, debt service requirements, strategic initiatives or other purposes;

  •
  make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;

  •
  require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness thereby reducing funds available to us for other purposes;

  •
  limit our flexibility in planning for, or reacting to, changes in our operations, industry or business;

  •
  make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

  •
  make us more vulnerable to downturns in our business or the economy;

  •
  make us more vulnerable to increases in interest rates with respect to our indebtedness that accrues interest at variable rates;

  •
  restrict us from making strategic acquisitions, developing new gaming facilities, introducing new technologies or exploiting business opportunities; and

  •
  limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets.

        Our indebtedness will impose restrictive financial and operating covenants that will limit our flexibility in operating our business and may adversely affect our ability to compete or engage in favorable business or financing activities.

        The Propco Credit Agreement, Opco Credit Agreement, GVR Term Loan and Restructured Land Loan will contain a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries' ability to, among other things:

  •
  incur additional debt or issue certain preferred units;

  •
  pay dividends on or make certain redemptions, repurchases or distributions in respect of our Units or make other restricted payments;

  •
  make certain investments;

  •
  sell certain assets;

  •
  create liens on certain assets;

  •
  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

  •
  enter into certain transactions with our affiliates.

        In addition, our credit agreements will contain certain financial covenants, including minimum interest coverage ratio, total leverage ratio and maximum capital expenditures.

        As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. The restrictions caused by such covenants could also place us at a competitive disadvantage to less leveraged competitors.

        A failure to comply with the covenants contained in the secured credit facilities or other indebtedness that we may incur in the future could result in an event of default, which, if not cured or waived, could result in the acceleration of the indebtedness and have a material adverse affect on our business, financial condition and results of operations. In the event of any default under the Propco Credit Agreement, Opco

Credit Agreement, GVR Term Loan or Restructured Land Loan or other indebtedness, the lenders thereunder:

  •
  will not be required to lend any additional amount to us;

  •
  could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend future credit; or

  •
  could require us to apply all of our available cash to repay these borrowings.

        If we are unable to repay these amounts, the lenders under the Propco Credit Agreement, Opco Credit Agreement, GVR Term Loan or Restructured Land Loan or other indebtedness could proceed against the collateral granted to them to secure that indebtedness, which will include substantially all of our assets. If the indebtedness under the Propco Credit Agreement, Opco Credit Agreement, GVR Term Loan or Restructured Land Loan or other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. Moreover, in the event that such indebtedness is accelerated, there can be no assurance that we will be able to refinance it on acceptable terms, or at all.

        Conditions in the financial system and the capital and credit markets may negatively affect our ability to raise capital to fund capital expenditures, pursue proposed development, expansion or acquisition opportunities or refinance our significant indebtedness.

        Our businesses will be capital intensive. For the Acquired Casinos to remain attractive and competitive we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished. Similarly, future construction and development projects, including but not limited to proposed gaming facilities for the Native American Tribes, and acquisitions of other gaming operations could require significant additional capital. We will rely on earnings and cash flow from operations to finance our business, capital expenditures, development, expansion and acquisitions and, to the extent that we cannot fund such expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. We will also be required in the future to refinance our outstanding debt. Our ability to effectively operate and grow our business may be constrained if we are unable to borrow additional capital or refinance existing borrowings on reasonable terms.

        The credit, financial and equity markets have experienced disruption that has had a dramatic impact on the availability and cost of capital and credit. While the United States and other governments have enacted legislation and taken other actions to help alleviate these conditions, there is no assurance that such steps will have the effect of easing the conditions in credit and capital markets. We are unable to predict the likely duration or severity of the current disruption in the capital and credit markets and we have no assurance that we will have further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition and our ability to service our indebtedness.

        Our ability to service all of our indebtedness depends on our ability to generate cash flow, which is subject to factors that are beyond our control.

        Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to general economic, financial, competitive and other factors that are beyond our control. Station's performance has been significantly impacted by general economic and financial conditions, which has affected its cash flows from operating activities and its ability to pay the principal, premium, if any, and interest on its indebtedness.

        In addition, a further deterioration in the economic performance of the casino properties may cause us to reduce or delay investments and capital expenditures, or to sell assets. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

Risks Related to our Units

        Unless we are considered a "publicly traded corporation" under the Nevada Gaming Control Act, each of our equityholders must be found suitable by the Nevada Gaming Authorities or we may be required to sever all relationships with such equityholder.

        After we become a "publicly traded corporation" under the Nevada Gaming Control Act, persons who acquire beneficial ownership of more than 5% of our voting securities will be required to report their acquisition to the Nevada Gaming Authorities and persons who acquire beneficial ownership of more than 10% of our voting securities will be required to apply to the Nevada Gaming Authorities for a finding of suitability. Notwithstanding these provisions, under the Nevada Gaming Control Act, the Nevada Gaming Authorities may at any time, in their discretion, require the holder of any of our securities to file applications, be investigated and be found suitable to own our securities if they have reason to believe that the security ownership would be inconsistent with the declared policies of Nevada. We anticipate that, so long as we are a "publicly traded corporation" under the Nevada Gaming Control Act, the Nevada Gaming Authorities will require only our equityholders having beneficial ownership of more than 10% of our voting securities to be found suitable.

        If we do not become, or cease to be, a "publicly traded corporation" under the Nevada Gaming Control Act, or if required by the Nevada Gaming Authorities, each of our equityholders would be required to be found suitable by the Nevada Gaming Authorities. If any equityholder fails to be found suitable, we may be required to sever all relationships, including through redemption of shares, with such equityholder, which may have a material adverse effect on our business and our equityholders. In addition, such holders of Units who fail to obtain any necessary licenses, authorizations, qualifications or findings of suitability will not be entitled to exercise any rights of ownership with respect to or receive any income from the Units.

        A public market for our Units may not develop which would affect the liquidity and pricing of our Units.

        We have not issued any Units. Therefore, there is currently no established public trading market for our Units, and there are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our Units. The liquidity of any market for our Units will depend, among other things, upon the number of holders of our Units, our financial performance, and the market for similar securities, none of which can be determined or predicted. Our Units are not and will not be listed for trading on any national securities exchange. Therefore, we cannot provide assurances that an active trading market will develop, or if a market develops, what the liquidity or pricing characteristics of that market will be.

        We may, but are not required to, make distributions to enable our members to pay tax on income that is attributable to their ownership interest in us and do not plan to make other distributions.

        Our operational documents provide that we will, where possible, but do not require us to, make distributions to our members in respect of our taxable income that they recognize as a result of their ownership in the Company. However, the making of such distributions will be subject to the availability of funds and compliance with the restrictions contained in our debt agreements. There can be no assurance that we will make such distributions. In addition, even if we do make tax distributions, we do not plan to pay any other dividends or make any other distributions on our Units in the foreseeable future. In addition, restrictive covenants of the Propco Credit Agreement, the Opco Credit Agreement and GVR Term Loan will restrict the ability of the respective obligors to pay dividends. Therefore, you should not expect to receive any distributions in the foreseeable future from your Units.

        Members of our Board of Managers are likely to devote some of their time to other businesses, which could have a negative impact on the Company's management.

        Members of our Board of Managers will not be required to commit their full time to the Company's affairs, which could create a conflict when allocating their time between Company matters and their other commitments. It is expected that all of the members of the Company's Board of Managers will be engaged in several other business endeavors aside from their commitments to the Company. In addition, members of our Board of Managers will not be obligated to devote any specific number of hours to the Company's affairs. If the other business affairs of members of our Board of Managers require them to devote more time to such affairs, it could limit their ability to devote time to the Company's affairs and could have a negative impact on the quality of the Company's governance. We cannot assure the holders of Units that these time conflicts will be resolved in the Company's favor.

        Potential conflicts of interest may exist, or may arise, based on debt and management interests of the principal equityholders of Station Holdco.

        Pursuant to the governance structure of Station Holdco, its directors will primarily be persons designated by FI Station Investor or the Mortgage Lenders. In addition, many major actions require approval of a majority of the directors designated by FI Station Investor and a majority of the directors designated by the Mortgage Lenders. FI Station Investor and the Mortgage Lenders may have interests that are different than, or in addition to, equity holders of Station Holdco, which could adversely affect such equity holders.

        In addition to being an equity holder of Station Holdco, affiliates of Fertitta Entertainment will be the managers of the Propco Properties, Opco Assets and Green Valley Ranch. The interests of Fertitta Entertainment, in its capacity as an affiliate of the managers of the Propco Properties, the Opco Assets and Green Valley Ranch, may be different from, or in addition to, the interests of other equity holders of Station Holdco. For example, since the affiliates of Fertitta Entertainment that manages the Propco Properties, Opco Assets and Green Valley Ranch will be compensated for its management services based on the revenue and EBITDA achieved by the Propco Properties, Opco Assets and Green Valley Ranch, Fertitta Entertainment may have an incentive to support the growth of the revenue and EBITDA of the Propco Properties, Opco Assets and Green Valley Ranch even if doing so would require increased leverage and interest service obligations for the Propco Properties, Opco Assets or Green Valley Ranch. Under certain circumstances, the imposition of increased leverage and interest service obligations on the Propco Properties, Opco Assets or Green Valley Ranch could adversely affect the equity value of the Company.

        The Mortgage Lenders or affiliates thereof are lenders under the Company's credit facilities. Therefore, they may have an incentive for the Company to act or omit to act, in each case, in a manner that enhances the ability of the Company to service its indebtedness or the Mortgage Lenders to recover on the Company's credit facilities, rather than seeking to maximize the value of the equity of the Company.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES.

        The Company does not currently own any property; however, upon the Effective Date, we expect to acquire from Station all of the casino properties and the land that it owns or leases, other than the Wild Wild West unless the property lease is renegotiated, as well as Green Valley Ranch. We are currently in negotiations regarding the terms of the Wild Wild West property lease, however, the Company can provide no assurance that it will be able to reach an agreement with the lessor.

        Following the Effective Date, substantially all of the property that we will own or lease will be subject to liens to secure borrowings under the Propco Credit Agreement, Opco Credit Agreement, Restructured Land Loan and GVR Term Loan.

        Palace Station, which Station opened in 1976 and completed a series of expansions through 1991, is situated on approximately 30 acres that Station owns located on the west side of Las Vegas, Nevada.

        Boulder Station, which Station opened in 1994 and was expanded in 1995, is situated on approximately 54 acres located on the east side of Las Vegas, Nevada. Station owns 27 acres and leases the remaining 27 acres from KB Enterprises, a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the "Related Lessor"). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III, Chairman, Chief Executive Officer and President of Station and Lorenzo J. Fertitta, Vice Chairman of Station. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $222,933 through May 2018. In June 2013, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. In June 2018, and every ten years thereafter, the rent will be adjusted by a cost of living factor. Pursuant to the ground lease, we will have an option, exercisable at five-year intervals with the next option in June 2013, to purchase the land at fair market value. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party.

        Texas Station, which Station opened in 1995 and completed two master planned expansions through 2000, is situated on approximately 47 acres located in North Las Vegas, Nevada. Station leases this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $337,417 through June 2010. In July 2010, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. The July 2010 adjustment was deferred. In July 2015, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, we will have an option, exercisable at five-year intervals with the next option in May 2015, to purchase the land at fair market value. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party.

        Sunset Station, which Station opened in 1997 and completed two expansions through 2005, is situated on approximately 82 acres that Station owns located in Henderson, Nevada.

        Santa Fe Station, which Station purchased in 2000 and completed three master-planned expansions though 2007, is situated on approximately 39 acres that Station owns located on the northwest side of Las Vegas, Nevada.

        Red Rock, which Station opened in 2006 and completed two master-planned expansions through 2007, is situated on approximately 64 acres that Station owns located on the northwest side of Las Vegas, Nevada.

        Green Valley Ranch, which opened in 2001 and completed a master-planned expansion in 2006, is situated on approximately 40 acres in Henderson, Nevada.

        Fiesta Rancho, which Station purchased in 2001 and was expanded in 2004, is situated on approximately 25 acres that Station owns in North Las Vegas, Nevada.

        Fiesta Henderson, which Station purchased in 2001 and completed two master-planned expansions through 2007, is situated on approximately 46 acres that Station owns in Henderson, Nevada.

        Station also has acquired or is under contract to acquire approximately 106 acres of land on which Wild Wild West is located and the surrounding area, of which approximately 77 acres have been acquired as of December 31, 2010. Station purchased the Wild Wild West in 1998. In December 2008, Station amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, Station has an option to purchase the land on or before December 28, 2011 for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. In March 2011, Station was notified by the lessor that the lease had been terminated. We are currently in negotiations regarding possible modification to this lease, however, we can provide no assurance that it will be able to reach an agreement with the lessor.

        Wildfire Rancho, which Station purchased in 2003, is situated on approximately five acres that Station owns in Las Vegas, Nevada.

        Wildfire Boulder, which Station purchased in 2004, is situated on approximately two acres that Station owns in Henderson, Nevada.

        Gold Rush, which Station purchased in 2004, is situated on approximately one acre that Station owns in Henderson, Nevada.

        Lake Mead Casino, which Station purchased in 2006, is situated on approximately three acres in Henderson, Nevada.

        Barley's, The Greens and Wildfire Lanes, each located in Henderson, Nevada, lease the land and buildings used in their operations. Station opened Barley's in 1996 and purchased The Greens in 2005 and Wildfire Lanes in 2007.

        In November 2007, Station entered into a financing transaction with respect to its corporate office building with a third-party real estate investment firm pursuant to which Station sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. Such arrangements are generally referred to as "sale-leaseback" transactions. An event of default under the lease for the corporate office building occurred on October 26, 2009 as a result of the Chapter 11 Case not being dismissed within 90 days following the filing thereof, entitling the landlord to exercise its remedies thereunder, including, among other things, termination of the lease and acceleration of contractual rents. Station and the landlord subsequently amended the lease to reduce the basic annual rent during the initial term of the lease commencing with the rent period that began on September 1, 2010, and the amended lease was approved by the Bankruptcy Court. In the first four years of the remaining initial term of the lease, following the effective date of the lease amendment, the basic annual rent will be reduced as follows: (a) in lease year 4 (the 12 month period commencing on September 1, 2010) the basic annual rent will be reduced from $5.4 million to $2.9 million; (b) in lease year 5 the basic annual rent will be reduced from $5.5 million to $2.9 million; (c) in lease year 6 the basic annual rent will be reduced from $5.6 million to $3.1 million; and (d) in lease year 7 the basic annual rent will be reduced from $5.6 million to $3.2 million. In lease years 8 through year 20, the basic annual rent will be increased by an amount equal to the greater of 1.25% of the prior lease year basic annual rent or (ii) the percentage increase in the CPI over the lease year immediately preceding the applicable lease year in question, provided, however, that in no event shall such percentage be greater than 2% of the prior lease year basic annual rent. The lease also contains two options for Station to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under the authoritative guidance for accounting for sale-leaseback transactions involving real estate. Because of this continuing involvement, the corporate office lease is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, the corporate office building is included within property and equipment, net of depreciation, on Station's consolidated balance sheets. The amendment did not change the terms of the two options to repurchase the building. The amended lease was assumed by the Company with the authorization of the Bankruptcy Court.

        Station currently owns eight additional sites which have been acquired for potential gaming projects, consisting of 253 acres in the Las Vegas valley, 772 acres in Northern California and 200 acres in Reno, Nevada. We expect to acquire these sites on the Effective Date.

ITEM 3.    LEGAL PROCEEDINGS.

        The Company is not a party to any litigation. However, Station and Green Valley Ranch were from time to time subject to litigation relating to routine matters incidental to its business. Litigation claims against STN will be satisfied pursuant to the Plan and will not be assumed by us. Litigation claims against subsidiaries of STN that are not currently Debtors are expected to be addressed in the Plan following such time as such subsidiaries file voluntary chapter 11 cases with the Bankruptcy Court. We expect to be subject to other claims from time to time following the Effective Date in connection with our business and operations.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        We have not yet issued any Units. Therefore, there is currently no established public trading market for our Units, and there are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market for our Units. On the Effective Date, there will be outstanding membership Units. We have not agreed with any security holder to register any of our Units for sale by any security holder. Our Units are being issued pursuant to the Plan, and none of our Units are being publicly offered by us.

Holders

        We have not yet issued any Units. On the Effective Date, we anticipate that there will be one holder of record of our Voting Units and one holder of record of our Non-Voting Units.

Dividends

        Our operational documents permit, but do not require, us to make distributions to our members in respect of our taxable income that they recognize as a result of their ownership in the company. There can be no assurance that we will make such distributions. In addition, even if we do make tax distributions, we do not plan to pay any other dividends or make any other distributions on our Units in the foreseeable future. In addition, restrictive covenants of our debt instruments and other agreements will restrict the ability of the respective obligors to pay dividends. Therefore, you should not expect to receive any distributions in the foreseeable future from your Units.

Securities authorized for issuance under equity compensation plans

        We currently do not have any compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA

Station Casinos LLC

        The Company was formed for the purpose of acquiring substantially all of the assets of Station pursuant to the Plan. In addition, the Company anticipates acquiring substantially all of the assets of GVR pursuant to the GVR Asset Purchase Agreement. We expect the Restructuring Transactions to be completed by June 30, 2011, at which time we will acquire the Acquired Casinos. The Company has conducted no business other than in connection with the Chapter 11 Cases and has no material assets or liabilities. See "Item 1. Business—Introduction." As the Company has no operations, the following selected financial data relates to Station.

        The historical financial results of Station are not indicative of our current financial condition or our future results of operations. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.

Station

        On November 7, 2007, STN completed its Merger as described further under "Item 1. Business—Chapter 11 Reorganization". The Merger resulted in a greater than 50% change in control of Station and was a "business combination" for accounting purposes, requiring Fertitta Colony Partners LLC ("FCP"), Fertitta Partners, LLC ("Fertitta Partners"), FCP VoteCo LLC ("FCP Voteco") and their respective owners (the "Investors"), pursuant to the accounting guidance for business combinations, to record the acquired assets and assumed liabilities at their fair market values as of the acquisition date, resulting in a new basis of accounting. As a result, the selected consolidated financial data presented for 2007 is presented for two periods: January 1, 2007 through November 7, 2007 (the "Predecessor Period") and November 8, 2007 through December 31, 2007 (the "Successor Period"). The Predecessor Period and the year ended December 31, 2006 reflect the historical accounting basis in Station's assets and liabilities, while the years ended December 31, 2010, 2009 and 2008 and the Successor Period reflect the push down of the Investors' new basis to its consolidated financial statements.

        In the table below, we provide Station's selected consolidated historical financial data as of and for the periods indicated. The selected consolidated financial data presented below as of and for the fiscal years ended December 31, 2010, 2009 and 2008, the Successor Period and the Predecessor Period, and as of and for the fiscal year ended December 31, 2006 have been derived from Station's consolidated financial statements which, except for 2007 and 2006, are contained elsewhere in this Annual Report on Form 10-K.

        The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Station" and "Item 8. Financial Statements and Supplementary Data—Station Casinos, Inc. Consolidated Financial Statements" included in this Annual Report on Form 10-K. This selected consolidated financial data may not be indicative of our future performance, including changes that will occur as a result of the Restructuring Transactions such as changes in capitalization.

	Successor				Predecessor
				Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	For the Year Ended December 31, 2006 (a)
	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)				(in thousands)
Operating Results:
Net revenues	$944,955	$1,062,149	$1,298,151	$209,711	$1,237,284	$1,339,024
Operating costs and expenses, excluding the following items (b):	856,473	965,006	1,095,535	460,703	939,091	978,445
Development (c)	12,642	6,261	3,398	375	3,089	9,036
Preopening (d)	3,630	5,753	10,198	1,170	5,859	29,461
Merger transaction costs (e)	—	—	—	—	156,500	2,526
Asset impairments (f)	262,020	1,276,861	3,343,247	—	16,631	—
Write-downs and other charges, net (g)	18,347	16,677	57,800	958	(1,346)	2,368
Management agreement/lease terminations (h)	898	4,130	4,825	—	3,825	1,053

Operating (loss) income	(209,055)	(1,212,539)	(3,216,852)	(253,495)	113,635	316,135
Gain on dissolution of joint venture (i)	124,193	—	—	—	—	—
(Losses) earnings from joint ventures (j)	(248,495)	(127,643)	17,020	5,875	34,247	41,854

Operating (loss) income and earnings (losses) from joint ventures	(333,357)	(1,340,182)	(3,199,832)	(247,620)	147,882	357,989
Gain (loss) on early retirement of debt (k)	—	40,348	—	(20,311)	—	—
Change in fair value of derivative instruments	(42)	23,729	(23,057)	(30,686)	—	—
Interest expense, net	(171,291)	(317,393)	(426,956)	(66,019)	(220,873)	(178,537)

(Loss) income before income taxes and reorganization items	(504,690)	(1,593,498)	(3,649,845)	(364,636)	(72,991)	179,452
Reorganization items, net (l)	(82,748)	(375,888)	—	—	—	—

(Loss) income before income taxes	(587,438)	(1,969,386)	(3,649,845)	(364,636)	(72,991)	179,452
Income tax benefit (provision)	21,996	289,872	381,345	26,736	15,335	(69,240)

Net (loss) income	$(565,442)	$(1,679,514)	$(3,268,500)	$(337,900)	$(57,656)	$110,212

Balance Sheet Data:
Total assets	$3,954,143	$4,276,832	$5,831,636	$8,988,666		$3,716,696
Long-term debt (including current) (m)	5,921,755	5,922,058	5,782,153	5,171,149		3,468,828
Stockholders' (deficit) equity	(2,886,248)	(2,335,388)	(677,324)	2,571,062		(186,858)

(a)
On April 18, 2006, Station opened Red Rock.

(b)
Upon consummation of the Merger, equity-based awards in FCP and Fertitta Partners were issued (see Note 16 to the Station Casinos, Inc. Consolidated Financial Statements in this Annual Report on Form 10-K), which vest immediately or over five years, and as such, expense of approximately $287.7 million related to this issuance was recorded during the Successor Period from November 8, 2007 through December 31, 2007.

(c)
Development expenses include costs to identify potential gaming opportunities and other development opportunities, which include payroll, travel and legal expenses. Development expense for the year ended December 31, 2010 includes a $7.2 million accrual for non-reimbursable milestone payments that are expected to be paid in 2016 and 2017. A $4.0 million milestone payment is included in development expense for the year ended December 31, 2009 (see Note 8 to the Station Casinos, Inc. Consolidated Financial Statements in this Annual Report on Form 10-K).

(d)
Preopening expenses for the years ended December 31, 2010, 2009, 2008, the Successor Period and the Predecessor Period related to various projects under development. Preopening expenses for the year ended December 31, 2006 include costs primarily related to the opening of Red Rock.

(e)
During the Predecessor Period, Station recorded approximately $156.5 million in costs related to the Merger. These costs include approximately $31.6 million of accounting, investment banking, legal and other costs associated with the Merger and $124.9 million of expense related to the accelerated vesting and buyout of employee stock options and restricted stock awards upon consummation of the Merger.

(f)
During the year ended December 31, 2010, Station recorded approximately $262.0 million in non-cash impairment charges to write-down certain portions of its goodwill, intangible assets, property and equipment, investments in joint ventures and land held for development to their fair values. During the year ended December 31, 2009, Station recorded approximately $1.28 billion in non-cash impairment charges to write-down certain portions of its goodwill, intangible assets, investments in joint ventures, land held for development and Native American project costs to their fair values. During the year ended December 31, 2008, Station recorded approximately $3.40 billion in asset impairment charges, of which $3.34 billion related to non-cash impairment charges to write-down certain portions of its goodwill, intangible assets, investments in joint ventures and land held for development to their fair values (see Note 15 to the Station Casinos, Inc. Consolidated Financial Statements in this Annual Report on Form 10-K). During the 2007 Predecessor Period, Station recorded impairment charges of $16.6 million, including an $8.0 million write-down of goodwill at Wildfire Boulder and Gold Rush, and $8.6 million related to the write-down of the corporate office building in conjunction with its sale.

(g)
During the year ended December 31, 2010, Station recorded approximately $18.3 million in write-downs and other charges, net, including a legal settlement of $6.2 million, net losses on asset disposals of $0.4 million, severance expense of $2.7 million, and a loss of $9.0 million related to expired land purchase options. During the year ended December 31, 2009, Station recorded approximately $16.7 million in write-downs and other charges, net, consisting of $2.4 million related to write-off of cancelled projects, $5.5 million related to losses on asset disposals, $3.0 million of severance expense, $5.3 million related to fully reserving a note receivable from an unconsolidated affiliate and $0.5 million related to the write-off of debt offering and restructuring fees. During the year ended December 31, 2008, Station recorded $57.8 million in write-downs and other charges, net of which $44.6 million related to the write-off of cancelled projects, $4.5 million related to loss on asset disposals, $5.0 million related to severance expense and $3.7 million for cancelled debt offering fees (see Note 15 to the Station Casinos, Inc. Consolidated Financial Statements in this Annual Report on Form 10-K). During the 2007 Predecessor Period, Station recorded write-downs and other charges, net of $(1.3) million including a $1.6 million gain on asset disposal, partially offset by a $0.2 million severance charge. During the Successor Period and the year ended December 31, 2006, write-downs and other charges, net related to losses on asset disposals and severance expense.

(h)
During the year ended December 31, 2010, Station recorded lease termination expense of $0.9 million related primarily to the termination of certain restaurant leases. During the year ended December 31, 2009, Station recorded lease termination expense of $4.1 million related to the termination of an equipment lease and a lease for certain office space that was no longer being utilized. The remaining lease payments on the office space totaling approximately $1.0 million were accrued in accordance with the guidance for accounting for costs associated with exit or disposal activities. The accrual for the office space lease termination is included in liabilities subject to compromise at December 31, 2009 in the accompanying Station Casinos, Inc. consolidated balance sheet in this Annual Report on Form 10-K. During the years ended December 31, 2008 and 2006, Station recorded lease termination expense to terminate various leases primarily related to land adjacent to the current Wild Wild West property. In addition, in 2008 it was determined that certain office space that Station leased would no longer be utilized. As such, the remaining lease payments were accrued. During the Predecessor Period, Station recorded management agreement/lease termination expense primarily due to the termination of the management agreement related to Cherry nightclub at Red Rock.

(i)
During the year ended December 31, 2010, the Rancho Road joint venture was dissolved and Station recognized a $124.2 million gain on dissolution as a result of writing off the deficit carrying value of this investment.

(j)
During the year ended December 31, 2010, Station's losses from joint ventures resulted primarily from recording its 50% share of asset impairment losses at Aliante Station. During the year ended December 31, 2009, Station's losses from joint ventures resulted primarily from recording its 50% share of impairment losses on land held by the Rancho Road joint venture and its share of asset impairment charges and operating losses from Aliante Station, which opened in November 2008. Station's earnings from joint ventures were impacted during the year ended December 31, 2008 by increased preopening expenses incurred prior to the opening of Aliante Station.

(k)
During 2009, Station recorded a gain on early retirement of debt of $40.3 million as a result of its repurchase of $40.0 million of its outstanding 6 7/8% Senior Subordinated Notes and $8.0 million of its outstanding 6 1/2% Senior Subordinated Notes. During the Successor Period, in conjunction with the Merger, Station terminated its previous revolving credit facility resulting in a loss on early retirement of debt of $20.3 million, which included the write-off of unamortized loan costs as well as costs to terminate its then existing cash flow hedge interest rate swaps.

(l)
Reorganization items represent amounts Station incurred as a direct result of the Chapter 11 Case. Reorganization items for the year ended December 31, 2010 include $80.1 million related to professional fees and other expenses and $2.6 million related to post-petition adjustments of a swap liability to its fair value. Reorganization items for the year ended December 31, 2009 include $225.0 million related to the write-off of debt discount and prepaid debt issue costs, $80.8 million related to post-petition adjustments of swap liabilities to their fair values, and $70.1 million related to professional fees and other expenses.

(m)
Includes long term debt of $5.7 billion and $5.7 billion classified as liabilities subject to compromise at December 31, 2010 and 2009, respectively.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Station Casinos LLC

  Overview

        Since our formation in August 2010, we have had no operations. We were formed for the purpose of acquiring substantially all of the assets of Station pursuant to the Plan. In addition, we anticipate acquiring substantially all of the assets of Green Valley Ranch pursuant to the GVR Asset Purchase Agreement. We expect the Restructuring Transactions to be completed by June 30, 2011, at which time we will acquire the Acquired Casinos. Accordingly, the management's discussion and analysis of financial condition and results of operations that follows is for the Company and Station on an individual basis.

        Upon the Effective Date, we will:

  •
  issue 100 Voting Units to Station Voteco;

  •
  issue 100 Non-Voting Units to Station Holdco;

  •
  enter into the Propco Credit Agreement, Opco Credit Agreement, Restructured Land Loan and GVR Term Loan; and

  •
  consummate the other Restructuring Transactions.

        Upon emergence, we intend to have approximately 100 Voting Units and 100 Non-Voting Units issued and outstanding. Station Voteco will be the only member of the Company entitled to vote on any matters to be voted on by the members of the Company. Station Holdco, as the holder of our issued and outstanding Non-Voting Units, will not be entitled to vote on any matters to be voted on by the members of the Company, but will be the only member of the Company entitled to receive distributions as determined by our Board of Managers out of funds legally available therefor and, in the event of our liquidation, dissolution or winding up is entitled to all of the Company's assets remaining after payment of liabilities. Under the Equityholders Agreement, in certain circumstances, holders of interests in Station Holdco will have the preemptive right to purchase or subscribe to any equity interests to be sold or issued by Station Holdco on the same terms and conditions as such equity interests are being offered and sold or issued to third parties.

        Upon the Effective Date, we will adopt fresh-start reporting in accordance with ASC 852-10-15 as it relates to the Plan. As a result, the value of Stations' assets, including intangible assets, and liabilities will be adjusted to their fair values on our consolidated balance sheet. In addition, upon the Effective Date, we will account for the GVR Acquisition in accordance with ASC 805—Business Combinations resulting in the value of the Green Valley Ranch assets acquired, including intangible assets, and liabilities assumed being recorded at the acquisition date fair values on our consolidated balance sheet. The historical consolidated financial results of Station are not indicative of our current financial condition or our future results of operations following the Effective Date. Our future results of operations will be subject to these events and other significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.

  Liquidity and Capital Resources

        Our cash flows will be affected by a variety of factors, many of which are outside of our control, including regulatory issues, competition, financial markets and other general business conditions. We believe that we will have sufficient liquidity through available cash, availability under our credit agreements and cash flow from the Acquired Casinos to fund our cash requirements and capital expenditures for at least twelve months after the Effective Date. We will endeavor to fund capital expenditures for maintenance of our properties through our operating results. However, we cannot assure you that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations as our results for future periods are subject to numerous uncertainties which may result in liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

        The following is a description of the expected debt arrangements following the Effective Date, including the estimated principal amounts outstanding. These estimates are based on the terms of the Plan and the current understanding with respect to the reorganization of Station. The terms of the debt may be subject to change as the reorganization of Station and acquisition of Green Valley Ranch are finalized and implemented, and the changes may be substantial. For example, the amount of the debt financing that will be required will depend on a number of factors, including the amount of cash Station holds as of the Effective Date after payment of reorganization expenses and the estimated cash needs going forward.

  Propco Credit Agreement

        On the Effective Date, the Company, as borrower, is expected to enter into the Propco Credit Agreement consisting of a term loan facility in the principal amount of $1.6 billion (the "Propco Term Loan") and a revolving credit facility in the amount of $100 million, which revolving credit facility will increase to $150 million upon prepayment of $50 million of outstanding principal amount under the Propco Term Loan on the closing date thereof (the "Propco Revolver"). The initial maturity date of the Propco Credit Agreement will be on the fifth anniversary of the Effective Date but may be extended for two additional one-year periods, subject to the absence of defaults, accuracy of representations and warranties, payment of a 1.00% extension fee for each extension, and pro forma compliance with the total leverage and interest coverage ratios, and, in the case of the second extension of maturity, a total leverage ratio of less than 6.20 to 1.00. Interest shall accrue on the principal balance at the rate per annum, as selected by the Company, of not more than LIBOR plus 3.00% or base rate plus 2.00% for the first three years of the term; LIBOR plus 3.50% or base rate plus 2.50% for the fourth and fifth year; LIBOR plus 4.50% or base rate plus 3.50% in the sixth year if the Company elects to exercise the first optional extension of the maturity of the loans; and LIBOR plus 5.50% or base rate plus 4.50% for the seventh year if the Company elects to exercise the second optional extension of the maturity of the loans. Base rate will be subject to a floor equal to one-month LIBOR plus 1.00%. Additionally, the Company will be subject to a fee of 0.50% for the unfunded portion of the Propco Revolver.

        The Propco Credit Agreement is expected to contain certain financial and other covenants. These will include a minimum interest coverage ratio and total leverage ratio beginning eighteen months following the Effective Date. The Propco Credit Agreement also will provide for maximum capital expenditures not to exceed $50 million in 2011 and $70 million in each of 2012, 2013, 2014, 2015, 2016 and 2017. The Company will not be required to make principal payments prior to maturity of the Propco Credit Agreement other than (a) quarterly prepayments of 75% of excess cash flow if the total leverage ratio is equal to or greater than 6.00:1.00, 50% of excess cash flow if the total leverage ratio is less than 6.00:1.00 but greater than or equal to 4.00:1.00, or 25% if the total leverage ratio is less than 4.00:1.00 subject, in each case, to maintenance of minimum liquidity of $10.0 million; (b) prepayments with proceeds of certain asset sales, events of loss, incurrence of debt and equity issuances, and (c) prepayments of the Propco Revolver of unrestricted cash in excess of $15.0 million (which will not permanently reduce the revolving loan commitment).

        The Propco Credit Agreement will be guaranteed by all subsidiaries of the Company except NP Opco Holdings LLC ("Opco Holdings") and its subsidiaries (including NP Opco LLC ("Opco")), NP Landco Holdco LLC and its subsidiaries (including Landco), NP IP Holdings LLC ("IP Holdco") until such time as IP Holdco becomes a wholly owned subsidiary of the Company and each other subsidiary of the Company that is designated as an unrestricted subsidiary pursuant to the terms of the Propco Credit Agreement (each such entity and its subsidiaries, a "Propco Credit Agreement Unrestricted Subsidiary"). The Propco Credit Agreement will be secured by a pledge of the Company's equity (including equity held by Station Holdco and Station Voteco in the Company), together with all tangible and intangible assets of the Company and its subsidiaries (other than (i) any assets of IP Holdco, (ii) liens prohibited by applicable gaming laws, (iii) equity issued by, and any assets of, Opco or its subsidiaries, (iv) equity issued by, or any property of, Landco and its subsidiaries and (v) any assets of any other Propco Credit Agreement Unrestricted Subsidiary). The loan documents for the Propco Credit Agreement (the "Propco Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company, Station Voteco, Station Holdco and each direct and indirect subsidiary of the Company (other than Propco Credit Agreement Unrestricted Subsidiaries) to incur additional indebtedness; create liens on assets; dispose of assets; make investments and acquisitions; engage in certain transactions with affiliates, pay dividends, engage in mergers and fundamentally change its business. The Propco Credit Agreement is expected to contain certain events of default including, among other things, nonpayment of principal when due; nonpayment of interest, fees or other amounts after a five business day grace period; material inaccuracy of representations and warranties; violation of covenants (subject, in the case of certain covenants, to certain grace periods); cross-default; bankruptcy events; certain Employee Retirement Income Security Act ("ERISA") events; material judgments; and a change of control. The Propco Loan Documents will provide that, following termination of the management agreements which may be effected upon a default by affiliates of Fertitta Entertainment (including certain specified defaults under the Propco Credit Agreement) or foreclosure by the Propco Lenders, the Company and Fertitta Entertainment will provide full transition services to the Propco Lenders and their designees.

  Opco Credit Agreement

        On the Effective Date, a subsidiary of the Company, Opco, as borrower, will enter into the Opco Credit Agreement consisting of (a) a term loan facility in the principal amount of $430 million (the "Opco Term Loan"), (b) a term loan facility in the principal amount of $25 million with respect to which interest may be paid in kind (i.e. capitalized as principal) for the first five years of the term of the Opco Credit Agreement (the "PIK Term Loan") and (c) a new "super priority" revolving credit facility in the maximum amount of $25 million, the availability of which will be subject to standard closing and continuing conditions (the "Opco Revolver"). In addition, Opco shall have the option, after the first anniversary of the Effective Date, to solicit lending commitments to increase the amount of the Opco Revolver by up to an additional $25 million. The initial maturity date will be on the fifth anniversary of the Effective Date but may be extended for two additional one-year periods, subject to the absence of defaults, accuracy of representations and warranties, and payment of 1.00% extension fee for each extension, and pro forma compliance with the total leverage and interest coverage ratios. Interest shall accrue on the principal balance other than the PIK Term Loan at the rate per annum, as selected by Opco, of not more than LIBOR plus 3.00% or base rate plus 2.00% for the first three years of the term; LIBOR plus 3.50% or base rate plus 2.50% for the fourth and fifth year; LIBOR plus 4.50% or base rate plus 3.50% for the sixth year if the Company elects to exercise the first optional extension of the maturity of the loans; and LIBOR plus 5.50% or base rate plus 4.50% for the seventh year if Opco elects to exercise the second optional extension of the maturity of the loans. Interest shall accrue on the principal balance of the PIK Term Loan at the rate per annum, as selected by Opco, of not more than LIBOR plus 3.50% or base rate plus 2.50% for the first five years of the term; LIBOR plus 4.50% or base rate plus 3.50% for the sixth year if the Company elects to exercise the first optional extension of the maturity of the loans; and LIBOR plus 5.50% or base rate plus 4.50% for the seventh year if Opco elects to exercise the second optional extension of the maturity of the loans. Base rate will be subject to a floor equal to one-month LIBOR plus 1.00%. Additionally, Opco will be subject to a fee of 0.50% for the unfunded portion of the Opco Revolver.

        The Opco Credit Agreement is expected to contain certain financial and other covenants. These will include a maximum total leverage ratio and a minimum interest coverage ratio that will commence on the earlier of eighteen months after the Effective Date or the date on which aggregate investments by Opco deemed to have been made due to the designation of restricted subsidiaries as unrestricted subsidiaries exceed $10 million. The Opco Credit Agreement also will provide for maximum capital expenditures not to exceed $35 million in 2011, $40 million in each of 2012 and 2013, $45 million in each of 2014 and 2015 and $50 million in each of 2016 and 2017. Opco will not be required to make principal payments prior to the maturity of the Opco Credit Agreement other than (a) commencing with the fiscal year ended December 31, 2011, annual prepayments of 75% of excess cash flow if the total leverage ratio is equal to or greater than 3.50:1.00, 50% of excess cash flow if the total leverage ratio is less than 3.50:1.00 but greater than or equal to 2.50:1.00, or 25% of excess cash flow if the total leverage ratio is less than 2.50:1.00, subject, in each case, to maintenance of certain reserves not to exceed of $3.0 million; (b) prepayments with proceeds of certain asset sales, events of loss, incurrence of debt and equity issuances and (c) prepayments of the Opco Revolver of unrestricted cash in excess of $7.5 million (which will not permanently reduce the revolving loan commitment).

        The Opco Credit Agreement will be guaranteed by Opco Holdings and all subsidiaries of Opco except unrestricted subsidiaries. The Opco Credit Agreement will be secured by a pledge of Opco equity, together with all tangible and intangible assets of Opco Holdings, Opco and its subsidiaries (other than property of unrestricted subsidiaries and subject to limitations required by applicable gaming laws). The loan documents for the Opco Credit Agreement contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Opco and each restricted direct and indirect subsidiary thereof to incur additional indebtedness; create liens on assets; make investments and acquisitions; engage in certain transaction with affiliates, pay dividends, engage in mergers and fundamentally change its business. The Opco Credit Agreement is expected to contain certain events of default including, among other things, nonpayment of principal when due; nonpayment of interest, fees or other amounts after a five business day grace period; material inaccuracy of representations and warranties; violation of covenants (subject, in the case of certain covenants, to certain grace periods); cross-default; bankruptcy events; certain ERISA events; material judgments; and a change of control (as defined therein). The loan documents will provide that, following termination of the management agreements which may be effected upon a default by affiliates of Fertitta Entertainment (including certain specified defaults under the Opco Credit Agreement) or foreclosure by the Opco Lenders, the Company and Fertitta Entertainment will provide full transition services to the Opco Lenders and their designees.

  Restructured Land Loan

        On the Effective Date, a subsidiary of Propco Landco, CV PropCo, LLC ("CV Propco"), as borrower, is expected to enter into the Restructured Land Loan. The initial maturity date is expected to be the fifth anniversary of the Effective Date. Interest will accrue on the principal balance at the rate per annum of LIBOR plus 3.50% for the first five years. All interest on the Restructured Land Loan would be paid in kind (i.e., capitalized as principal under the Restructured Land Loan) for the first five years. CV Propco would have two options to extend the maturity date for an additional year to be available subject to absence of default, payment of up to 1.00% extension fee for each year, a step-up in interest rate to not more than LIBOR plus 4.50% (in year 6) and not more than LIBOR plus 5.50% (in year 7). Interest accruing in years 6 and 7 shall be paid in cash. There is no schedule minimum amortization prior to final stated maturity, but the Restructured Land Loan will be subject to mandatory prepayments with excess cash. The Restructured Land Loan would be guaranteed by all subsidiaries of CV Propco and secured by a pledge of CV Propco equity and all tangible and intangible assets of CV Propco and its subsidiaries, principally consisting of land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West. Documentation is expected to include customary representations, warranties, covenants, and events of default. The land carry costs of CV Propco are expected to be supported by the Company under a Support Agreement that provides for advances from the Company to

CV Propco to fund taxes, insurance premiums and other land carry costs (excluding debt service) payable by CV Propco. The Restructured Land Loan is expected to provide that, following the termination of management agreements which may be effected upon a default by affiliates of Fertitta Entertainment (including certain specified defaults under the Propco Credit Agreement) or foreclosure by the Propco Lenders, the Company and Fertitta Entertainment would provide full transition services to the CV Propco lenders and their designees.

  GVR Term Loan

        GVR Purchaser, as borrower, has entered into a commitment letter for the GVR Term Loan, of which $205 million is expected to be a first lien term loan and $70 million of which is expected to be a second lien term loan. The maturity date of the first lien term loan is expected to be the fifth anniversary of the loan closing date and the maturity date of the second lien term loan is expected to be the sixth anniversary of the loan closing date. The first lien term loan is expected to have scheduled quarterly minimum amortization payments in the amount of one percent per annum. We do not expect that there will be scheduled minimum amortization of the second lien term loan prior to final stated maturity. The GVR Term Loan is expected to be subject to customary mandatory prepayments, including sale of equity or debt and excess cash flow. The lenders and GVR are expected to enter into a customary Intercreditor agreement. Interest is expected to accrue on the first lien term loan at the rate per annum of LIBOR plus 5.25% and interest is expected to accrue on the second lien term loan at the rate per annum of LIBOR plus 9.25%, in each case subject to a minimum LIBOR rate of 1.75%. The GVR Term Loan is expected to be guaranteed by all subsidiaries of GVR and its immediate parent company, GVR Holdco 1 LLC and secured by first lien and second lien pledges of GVR equity, together with first and second priority liens on all tangible and intangible assets of GVR and its subsidiaries.

  Results of Operations

        Since our formation on August 9, 2010, we have had no operations.

  Off-Balance Sheet Arrangements

        We currently do not have any off-balance sheet obligations.

  Contractual Obligations

        We currently do not have any contractual obligations.

Station

  Overview

        Station is a gaming and entertainment company that currently owns and operates ten major hotel/casino properties (two of which are 50% owned) under the Station and Fiesta brand names and eight smaller casino properties (three of which are 50% owned), in the Las Vegas metropolitan area. Station owns and operates Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Red Rock, Fiesta Rancho, Fiesta Henderson, Wild Wild West, Wildfire Rancho, Wildfire Boulder, Gold Rush and Lake Mead Casino. Station also owns a 50% interest in Green Valley Ranch, Aliante Station, Barley's, The Greens and Wildfire Lanes. Station also manages Gun Lake Casino.

        Station's operating results are greatly dependent on the level of gaming revenue generated at its properties. A substantial portion of Station's operating income is generated from the gaming operations, more specifically slot play. Station uses the non-gaming revenue departments to drive customer traffic to its properties. The majority of Station's revenue is cash based through customers wagering with cash or paying for non-gaming amenities with cash or credit card. Because Station's business is capital intensive,

Station relies heavily on the ability of its properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

  Recent Events

        The accompanying consolidated financial statements for Station have been prepared assuming that Station will continue as a going concern. As discussed in Note 1 to Station's consolidated financial statements, Station commenced the Chapter 11 Case on July 28, 2009. The pending Chapter 11 Case raises substantial doubt about Station's ability to continue as a going concern. Station's consolidated financial statements do not include any adjustments (except as described below) to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

  Chapter 11 Case

        On July 28, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court under chapter 11 of title 11 of the United States Code. On February 10, 2010, GV Ranch Station, Inc., a wholly-owned subsidiary of Station Casinos, Inc. that manages and owns 50% of Green Valley Ranch, filed a voluntary petition in the Bankruptcy Court under chapter 11 of title 11 of the United States Code.

        On July 28, 2010, the Debtors filed the Plan and Disclosure Statement (the "Disclosure Statement"). The Bankruptcy Court entered an order approving the Disclosure Statement on July 29, 2010. The Bankruptcy Court entered an order confirming the Plan on August 27, 2010.

        On March 9, 2011, the GVR Purchaser, an indirect subsidiary of the Company, and GVR entered into the GVR Asset Purchase Agreement pursuant to which, the GVR Purchaser will purchase substantially all of the assets and assume certain specified liabilities of GVR for $500 million through a prepackaged plan of reorganization. The GVR Asset Purchase Agreement is subject to, among other things, the bankruptcy court entering a confirmation order confirming the chapter 11 plan of reorganization of GVR.

        On March 22, 2011, the subsidiaries of STN that are sellers under the Asset Purchase Agreement and Station's 50%-owned joint ventures GVR and Aliante commenced a solicitation of approvals for the Subsidiary Plan to implement and facilitate the sale and related restructuring transactions described in the Asset Purchase Agreement, the GVR Asset Purchase Agreement and a reorganization of Aliante pursuant to which its lenders would receive the equity of Aliante in exchange for their claims. We expect that the Subsidiary Chapter 11 Cases will be filed in the second quarter of 2011.

        This report is not intended to be, and should not in any way be construed as, a solicitation of votes on the Plan or the Subsidiary Plan. The Plan and the Disclosure Statement have been filed with the Bankruptcy Court and were filed with the Securities and Exchange Commission by Station on its Current Report on Form 8-K dated July 28, 2010, which is publicly available at http://www.sec.gov. Station concluded its solicitation of acceptance of the Plan and received its confirmation from the Bankruptcy Court on August 27, 2010. Although the Plan was confirmed by the Bankruptcy Court on August 27, 2010, there can be no assurance that the transactions contemplated by the Asset Purchase Agreement or the Plan will be consummated.

        The Debtors continue to conduct their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

        Please refer to our discussion under "Item 1. Business—Chapter 11 Reorganization" and "—Restructuring Transactions" for a more detailed discussion of the Chapter 11 Case and Restructuring Transactions.

        The following discussion and analysis should be read in conjunction with "Item 6. Financial Information—Selected Financial Data—Station" and "Item 8. Financial Statements and Supplementary Data—Station Casinos, Inc. Consolidated Financial Statements" included in this Annual Report on Form 10-K.

  Results of Operations

        The following table highlights the results of operations for Station as compared to prior years (dollars in thousands):

	Year Ended December 31, 2010	Percent change	Year Ended December 31, 2009	Percent change	Year Ended December 31, 2008
Net revenues—total	$944,955	(11.0)%	$1,062,149	(18.2)%	$1,298,151
Major Las Vegas Operations (a)	886,647	(8.6)%	970,521	(17.5)%	1,176,394
Management fees (b)	22,394	(57.3)%	52,447	(27.6)%	72,405
Other Operations and Corporate (c)	35,914	(8.3)%	39,181	(20.6)%	49,352
Operating (loss) income—total	$(209,055)	82.8%	$(1,212,539)	62.3%	$(3,216,852)
Major Las Vegas Operations (a)	36,017	116.7%	(216,002)	88.0%	(1,799,158)
Management fees (b)	22,394	(57.3)%	52,447	(27.6)%	72,405
Other Operations and Corporate (c)	(267,466)	74.5%	(1,048,984)	29.6%	(1,490,099)
Cash flows (used in) provided by:
Operating activities	$(4,564)	96.4%	$(126,677)	(347.3)%	$51,222
Investing activities	(14,969)	88.5%	(130,280)	50.7%	(264,249)
Financing activities	(303)	98.1%	(15,914)	(102.8)%	574,699

(a)
Includes the wholly-owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Red Rock, Fiesta Rancho and Fiesta Henderson.

(b)
For 2010, includes management fees from Thunder Valley (through June 2010), Barley's, The Greens and Wildfire Lanes. For 2009 and 2008, includes management fees from Thunder Valley, Green Valley Ranch, Aliante Station (since November 11, 2008), Barley's, The Greens and Wildfire Lanes. No management fee revenue was recognized for Green Valley Ranch and Aliante Station during 2010 due to debt-related cash restrictions at those properties.

(c)
Includes the wholly-owned properties of Wild Wild West, Wildfire Rancho, Wildfire Boulder, Gold Rush, Lake Mead Casino and corporate and development expense.

  Net Revenues

        Consolidated net revenues for the year ended December 31, 2010 decreased 11.0% to $945.0 million as compared to $1.06 billion in 2009. Similarly, combined net revenues from Station's Major Las Vegas Operations decreased 8.6% to $886.6 million for the year ended December 31, 2010 as compared to $970.5 million for the year ended December 31, 2009. Consolidated net revenues for the year ended December 31, 2009 decreased 18.2% to $1.06 billion as compared to $1.30 billion in 2008. Similarly, combined net revenues from Station's Major Las Vegas Operations decreased 17.5% to $970.5 million for the year ended December 31, 2009 as compared to $1.18 billion for the year ended December 31, 2008.

        During the years ended December 31, 2010, 2009 and 2008, Station experienced an overall decrease in revenues across all of its properties as a result of the ongoing economic weakness in Las Vegas and across the United States. High unemployment, weak consumer confidence levels and depressed real estate values have continued to negatively impact the economic climate in the Las Vegas area and are expected to continue in 2011.

  Operating Income/Operating Margin

        Station's consolidated operating loss of $209.1 million for the year ended December 31, 2010 improved significantly as compared to its consolidated operating loss of $1.21 billion for the year ended December 31, 2009. The improvement of $1.00 billion is primarily due to a $1.01 billion decrease in asset impairment charges recognized during 2010 compared to 2009. Asset impairment charges are discussed in more detail below.

        Station's consolidated operating loss of $1.21 billion for the year ended December 31, 2009 decreased significantly as compared to its consolidated operating loss of $3.22 billion for the year ended December 31, 2008. The decrease is primarily the result of a decrease in operating costs and expenses in 2009 compared to 2008, most notably a $2.11 billion decrease in asset impairment charges and other write-downs, partially offset by the decline in net revenues during 2009.

        The following table highlights Station's various sources of revenues and expenses as compared to prior years (dollars in thousands):

	Year Ended December 31, 2010	Percent change	Year Ended December 31, 2009	Percent change	Year Ended December 31, 2008
Casino revenues	$699,401	(8.5)%	$764,639	(16.7)%	$918,120
Casino expenses	289,168	(10.9)%	324,373	(10.2)%	361,255
Margin	58.7%		57.6%		60.7%
Food and beverage revenues	$163,215	(14.1)%	$189,917	(17.0)%	$228,858
Food and beverage expenses	107,311	(8.2)%	116,932	(23.6)%	153,018
Margin	34.3%		38.4%		33.1%
Room revenues	$73,454	(10.7)%	$82,282	(22.2)%	$105,718
Room expenses	32,321	(5.4)%	34,182	(14.6)%	40,029
Margin	56.0%		58.5%		62.1%
Other revenues	$59,086	(8.7)%	$64,732	(12.2)%	$73,745
Other expenses	19,979	(0.7)%	20,121	(27.6)%	27,774
Selling, general and administrative expenses	$219,479	(4.2)%	$229,200	(8.5)%	$250,614
Percent of net revenues	23.2%		21.6%		19.3%
Corporate expense	$34,899	5.7%	$33,018	(8.4)%	$36,029
Percent of net revenues	3.7%		3.1%		2.8%
(Losses) earnings from joint ventures	$(248,495)	(94.7)%	$(127,643)	(850.0)%	$17,020

        Casino.    Casino revenues decreased 8.5% to $699.4 million for the year ended December 31, 2010 as compared to $764.6 million for the year ended December 31, 2009. The $65.2 million decrease in casino revenues during 2010 is due primarily to a 7.0% decrease in slot revenue and a 20.3% decrease in table game revenues. Casino revenues decreased 16.7% to $764.6 million for the year ended December 31, 2009 as compared to $918.1 million for 2008. The $153.5 million decrease in casino revenues during 2009 was due primarily to a 17.1% decrease in slot revenue and a 16.3% decrease in table game revenues. These decreases in casino revenues are primarily due to the continuation of the general economic slowdown discussed above.

        Casino expenses decreased 10.9% to $289.2 million for the year ended December 31, 2010 as compared to $324.4 million for the year ended December 31, 2009. The $35.2 million decrease in expenses is due primarily to a decrease of $6.6 million in costs related to complimentary slot play, food, beverage, rooms, entertainment and merchandise, decreased payroll expense of $5.5 million, decreased promotional expense of $15.2 million, decreased gaming taxes and licenses of $1.7 million primarily resulting from lower gaming revenues, and a net decrease in other casino expenses of $6.2 million. Casino expenses decreased 10.2% to $324.4 million for the year ended December 31, 2009 as compared to $361.3 million for 2008. The $36.9 million decrease in casino expenses during 2009 is due primarily to a decrease of $21.6 million in costs related to complimentary slot play, food, beverage, rooms, entertainment and merchandise, decreased payroll expense of $12.6 million, decreased gaming taxes and licenses of $13.6 million primarily resulting from lower gaming revenues, and a net decrease in other casino expenses of $5.0 million, partially offset by an increase in promotional expenses of $15.9 million.

        The casino operating margin for the year ended December 31, 2010 increased to 58.7% as compared to 57.6% for 2009. The casino operating margin for the year ended December 31, 2009 decreased to 57.6% as compared to 60.7% for the year ended December 31, 2008.

        Food and Beverage.    Food and beverage revenues decreased 14.1% to $163.2 million for the year ended December 31, 2010 as compared to 2009 primarily due to the conversion of several owned outlets to leased outlets. The number of restaurant guests served decreased 22.1% for the year ended December 31, 2010 compared to 2009 primarily for the same reason. Food and beverage expenses decreased 8.2% for the year ended December 31, 2010 as compared to 2009 primarily due to the decreased number of restaurant guests served. The food and beverage margin for the year ended December 31, 2010 decreased 4.1% as compared to 2009, primarily as a result of increases in the cost of food and beverage commodities. The average guest check for the year ended December 31, 2010 increased by approximately 1.4% as compared to 2009 primarily due to the closure of lower priced restaurants.

        Food and beverage revenues decreased 17.0% for the year ended December 31, 2009 as compared to 2008 due to the conversion of owned outlets to leased outlets as well as reduced hours of operation at various owned food outlets due to the general economic slowdown discussed above. The number of restaurant guests served decreased 20.3% for the year ended December 31, 2009 compared to 2008 as a result of these same factors. Food and beverage expenses decreased 23.6% for the year ended December 31, 2009 as compared to 2008 due to the decrease in the number of restaurant guests served, an overall decrease in Station's food and beverage costs as a result of efficiency efforts and reduced payroll expenses due to reduced staffing and reduced hours of operation. The food and beverage margin for the year ended December 31, 2009 increased 5.3% as compared to 2008, primarily due to the efficiency efforts that have decreased food and beverage costs. The average guest check for the year ended December 31, 2009 increased by approximately 3.2% as compared to 2008 due primarily to the closure of lower priced restaurants and an increase in selected menu prices.

        Room.    The following table shows key information about Station's hotel operations:

	Year Ended December 31, 2010	Percent change	Year Ended December 31, 2009	Percent change	Year Ended December 31, 2008
Room revenues	$73,454	(10.7)%	$82,282	(22.2)%	$105,718
Room expenses	32,321	(5.4)%	34,182	(14.6)%	40,029
Margin	56.0%		58.5%		62.1%
Occupancy	80%		83%		88%
Average daily rate	$62	(7.5)%	$67	(21.2)%	$85
Revenue per available room	$50	(10.7)%	$56	(25.3)%	$75

        The year over year decreases in room revenues for the years ended December 31, 2010 and 2009, respectively, are primarily due to the continued economic slowdown discussed above, and the decreases in room expenses for the same periods are due mainly to lower occupancy levels. Since many of Station's room-related costs are fixed, decreases in room revenues typically result in decreased margins.

        Other.    Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and the spa. Other revenues decreased 8.7% for the year ended December 31, 2010 as compared to 2009, and other revenues decreased 12.2% for the year ended December 31, 2009 as compared to 2008. The decreases in other revenues are primarily the result of reduced customer spending in these areas as a result of the general economic slowdown discussed above.

        Management Fees.    Station is the managing partner for Green Valley Ranch, Aliante Station, Barley's, The Greens and Wildfire Lanes and earns a management fee equal to 2% of revenues and approximately 5% of EBITDA from Green Valley Ranch and Aliante Station and 10% of EBITDA from Barley's, The Greens and Wildfire Lanes. Station also managed Thunder Valley on behalf of the United Auburn Indian Community and received a management fee equal to 24% of net income (as defined in the management agreement) until the management agreement expired in June 2010. During 2010 Station did not recognize management fee revenue from Green Valley Ranch and Aliante Station due to debt-related cash restrictions in place at those properties. As a result, management fees for the year ended December 31, 2010 decreased to $22.4 million compared to $52.4 million for 2009. For the year ended December 31, 2009, management fees decreased to $52.4 million from $72.4 million for 2008 as a result of an overall decrease in revenues at Station's managed properties due to the general economic slowdown discussed above.

        Selling, General and Administrative ("SG&A").    SG&A expenses decreased $9.7 million, or 4.2%, for the year ended December 31, 2010 as compared to 2009, and SG&A as a percentage of net revenues increased to 23.2% for the year ended December 31, 2010 compared to 21.6% in 2009. The decrease in SG&A expenses during 2010 is primarily due to a decrease of $2.2 million in utilities, a decrease of $2.0 million in consulting and outside services expense, a decrease of $1.7 million in taxes and licenses, a decrease of $1.7 million in payroll and benefits and a net decrease of $3.1 million in other SG&A expenses, partially offset by a decrease of $1.0 million in the gain on net deferred compensation assets. SG&A expenses decreased $21.4 million, or 8.5%, for the year ended December 31, 2009 as compared to 2008 due to Station's cost savings initiatives which reduced payroll expense and health benefit costs company-wide. In addition, SG&A expenses were lower in 2009 as compared to 2008 as a result of efficiency efforts which resulted in reductions in advertising, security expense, and maintenance expense of $7.8 million, $1.1 million and $3.4 million, respectively, compared to 2008 levels. SG&A as a percentage of net revenues increased to 21.6% for the year ended December 31, 2009 compared to 19.3% in 2008 due to lower net revenues.

        Corporate Expense.    Corporate expense increased 5.7% to $34.9 million for the year ended December 31, 2010 as compared to $33.0 for the year ended December 31, 2009. The $1.9 million increase is primarily related to an increase of $1.3 million in insurance expense, an increase of $1.0 million in payroll and benefits and a net increase of $1.1 million in various other corporate expenses, partially offset by a decrease of $1.5 million in legal expense. Corporate expense decreased to $33.0 million for the year ended December 31, 2009 as compared to $36.0 for the year ended December 31, 2008. The decrease was primarily related to reduced payroll expense and health benefit costs resulting from cost savings initiatives.

        Development and Preopening Expense.    Development and preopening expense includes costs to identify potential gaming opportunities and other development opportunities, and expenses incurred prior to the opening of projects under development. The primary components of such costs are payroll, travel, legal expenses and milestone payments. Development and preopening expense for the years ended December 31, 2010, 2009, and 2008 were $16.3 million, $12.0 million and $13.6 million, respectively. The increase in development and preopening expenses during the year ended December 31, 2010 compared to 2009 was primarily due to a $3.2 million increase in milestone expenses related to the Gun Lake project and the forgiveness of $2.0 million in Gun Lake project advances, partially offset by a $0.9 million decrease in other development and preopening expenses. The decrease in development and preopening expenses during the year ended December 31, 2009 compared to 2008 was due primarily to higher expenses incurred during 2008 related to the Aliante project, partially offset by a $4.0 million milestone payment during 2009 related to the Gun Lake project.

        Depreciation and Amortization.    Depreciation and amortization decreased 26.0% to $153.3 million for the year ended December 31, 2010 compared to $207.2 million for the year ended December 31, 2009. Depreciation expense decreased by approximately $16.2 million during 2010 compared to 2009, primarily as a result of a decrease in the total carrying value of Station's depreciable assets due to asset impairment charges recognized during 2009. Amortization expense decreased by approximately $37.7 million during 2010 as compared to 2009 primarily as a result of the intangible asset related to Station's management agreement with Thunder Valley becoming fully amortized in June 2010. Depreciation and amortization decreased 8.7% to $207.2 million for the year ended December 31, 2009 compared to $226.8 million for the year ended December 31, 2008. This decrease was due primarily to reductions in amortization expense of approximately $20.8 million related to lower finite-lived intangible asset balances resulting from the impairment of customer relationship intangibles in the fourth quarter of 2008, as well as finite-lived assets that became fully amortized during late 2008, partially offset by a slight increase in depreciation expense as a result of additions to property and equipment.

        Asset Impairments.    The Plan as confirmed by the Bankruptcy Court on August 27, 2010 reflects a reorganization value of approximately $2.6 billion, which is significantly less than the carrying value of Station's net assets that are subject to the plan. Station determined that this constituted an indicator of asset impairment and therefore Station reviewed substantially all of its assets for impairment during the third quarter of 2010. As a result of Station's impairment review, Station recognized asset impairments totaling $262.0 million, consisting of the following:

  •
  $60.4 million to write down the goodwill of certain of its reporting units to fair value;

  •
  $114.4 million related to land held for development due to decreased real estate values in the markets in which Station operate;

  •
  $66.6 million related to the property and equipment of certain reporting units;

  •
  $16.3 million related to an investment in its Richfield Homes joint venture; and

  •
  $4.3 million related to other intangible assets.

        For the year ended December 31, 2009, Station recorded asset impairments totaling $1.28 billion, primarily as a result of the ongoing recession which resulted in decreased projected cash flow estimates, decreased valuation multiples for gaming assets due to the current market conditions and higher discount rates resulting from turmoil in the credit markets. Asset impairments recognized during the year ended December 31, 2009 consisting of the following:

  •
  $181.8 million to write down to fair value the goodwill of certain of its reporting units;

  •
  $255.3 million to write down certain intangible assets that were recognized in the Merger to fair value;

  •
  $30.0 million to write down investments in joint ventures to their fair values due to decreases in estimated future cash flows from these investments;

  •
  $617.4 million related to land held for development due to decreased real estate values in the markets in which Station operates, changes in the anticipated use of certain land parcels, and the current economic condition of Station and its ability to secure adequate financing for capital projects going forward;

  •
  $179.4 million related to the property and equipment of certain reporting units; and

  •
  $13.0 million related to capitalized Native American project costs which may not be recoverable.

        In the year ended December 31, 2008, Station recognized asset impairments totaling $3.34 billion. These impairments were primarily a result of the ongoing recession which resulted in decreased projected cash flow estimates, decreased valuation multiples for gaming assets due to weak market conditions and higher discount rates resulting from turmoil in the credit markets, as well as the impact of Station's economic condition on its ability to secure adequate financing for future capital projects and changes in the anticipated use of certain land parcels. Impairments recognized during the year ended December 31, 2008 consisted of the following:

  •
  $2.59 billion and $327.3 million, respectively, to write down certain portions of its goodwill and intangible assets that were recognized in the Merger to their fair values;

  •
  $273.0 million to write down its investments in joint ventures to their fair values; and

  •
  $148.0 million related to its land held for development.

        Write-downs and Other Charges, net.    For the year ended December 31, 2010, write-downs and other charges, net were $19.2 million and consisted of the following:

  •
  the write-off of $9.0 million in capitalized costs related to expired land purchase options;

  •
  a legal settlement of $6.2 million;

  •
  $2.7 million in severance expense;

  •
  charges totaling $0.9 million related to the termination of certain restaurant leases; and

  •
  $0.4 million net loss on disposal of assets.

        For the year ended December 31, 2009, write-downs and other charges, net were $20.8 million and consisted of the following:

  •
  $2.4 million to write-off projects that were abandoned due to the general economic slowdown;

  •
  $5.5 million loss on disposal of assets, net, primarily related to the disposal of certain land held for development in Reno, Nevada;

  •
  $3.0 million in severance expense;

  •
  charges totaling $4.1 million related to the early termination of an equipment lease and a lease for office space no longer being utilized;

  •
  $5.3 million to fully reserve a note receivable from an unconsolidated affiliate; and

  •
  $0.5 million related to abandoned debt offering and restructuring efforts.

        In the year ended December 31, 2008, write-downs and other charges, net were $62.6 million and consisted of the following:

  •
  $44.6 million to write-off projects that were abandoned due to the general economic slowdown and options to purchase land that Station allowed to lapse;

  •
  $4.5 million loss on disposal of assets, net, primarily related to the closure of several food venues;

  •
  $3.7 million to write-off costs incurred to launch a private exchange offer in November 2008 that was subsequently terminated in December 2008;

  •
  $1.7 million to terminate various leases related to land adjacent to the current Wild Wild West property and $3.1 million related to an office space that was currently leased but no longer utilized. As such, the remaining lease payments were accrued in accordance with the guidance for accounting for costs associated with exit or disposal activities; and

  •
  $5.0 million in severance expense.

        (Losses) Earnings From Joint Ventures.    Station owns a 50% interest in various joint ventures including Green Valley Ranch and Aliante Station, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. Station's share of the (losses) earnings from these joint ventures were $(248.5) million, $(127.6) million and $17.0 million for the years ended December 31, 2010, 2009, and 2008, respectively. The $120.9 million increase in losses from joint ventures for the year ended December 31, 2010 as compared to the year ended December 31, 2009 is due primarily to increased impairment charges recognized by certain of Station's 50% owned joint ventures. During the year ended December 31, 2010, losses from joint ventures included a charge of $233.3 million representing Station's 50% share of asset impairment losses at Aliante Station. During the year ended December 31, 2009, losses from joint ventures included a charge of $124.9 representing Station's 50% share of asset impairment losses recognized by the Rancho Road joint venture. The $144.6 million decrease in Station's earnings from joint ventures for the year ended December 31, 2009 as compared to the year ended December 31, 2008 is due primarily to the 2009 impairment charges, as well as operating losses at Aliante Station, which opened in November 2008, and a decrease in operating results at Green Valley Ranch due to the general economic slowdown discussed above.

        Gain on Dissolution of Joint Venture.    During 2010, the Rancho Road and Richfield Homes joint ventures disposed of substantially all of their assets and were dissolved. At the date of dissolution, the carrying value of the investment in Rancho Road was a deficit of $124.2 million as a result of accumulated losses in excess of the investment. Upon dissolution, Station removed this deficit carrying value from its books and recognized a gain. Prior to Richfield Homes' disposal of its assets, Station's carrying value was $19.8 million. During 2010 Station recognized a $16.3 million impairment of its investment in Richfield Homes, which resulted in a carrying value equal to the $3.5 million cash distribution Station received from the disposal of Richfield Homes' assets. As a result, Station recognized no gain or loss upon the dissolution of the Richfield Homes joint venture.

        Interest Expense.    Interest expense, net of capitalized interest, decreased 62.2% to $104.6 million for the year ended December 31, 2010 as compared to $276.6 million for the year ended December 31, 2009. Gross interest expense decreased 60.9% to $115.8 million for the year ended December 31, 2010 as compared to $295.8 million for the year ended December 31, 2009. Interest expense, net of capitalized interest, decreased 27.1% to $276.6 million for the year ended December 31, 2009 as compared to $379.3 million for the year ended December 31, 2008. Gross interest expense decreased 27.4% to $295.8 million for the year ended December 31, 2009 as compared to $407.5 million for the year ended December 31, 2008.

        The year over year decreases in interest expense are due primarily to the accounting treatment under ASC Topic 852, Reorganizations ("ASC Topic 852"), whereby interest expense is recognized only to the extent that it will be paid during the bankruptcy proceeding or that it is probable that it will be an allowed claim. As a result of the filing of the Chapter 11 Case on July 28, 2009, Station stopped accruing interest for the senior notes, the senior subordinated notes and the mezzanine financings. Had Station recognized the additional contractual interest expense, interest expense for 2010 and 2009, respectively, would have been $315.3 million and $127.1 million higher than what was recorded. Capitalized interest for the year ended December 31, 2010 was $10.1 million compared to $16.0 million for the year ended December 31, 2009. The decrease was due primarily to the decrease in the weighted average cost of capital during 2010 as a result of the cessation of interest accruals on a portion of the debt as discussed above. Capitalized interest for the year ended December 31, 2009 was $16.0 million compared to $27.1 million for the year ended December 31, 2008. The higher capitalized interest during 2008 was primarily due to interest being capitalized on equity contributions to Aliante Station during the construction of the project.

        Interest and Other Expense from Joint Ventures.    For the years ended December 31, 2010, 2009, and 2008, Station recorded $66.7 million, $40.8 million and $47.6 million, respectively, in interest and other expense related to its unconsolidated joint ventures. The $25.9 million increase in interest and other expense from joint ventures for the year ended December 31, 2010 compared to the year ended December 31, 2009 relates primarily to recording Station's 50% share of the loss that resulted from the early termination of Green Valley Ranch's interest rate swap in March 2010. Prior to the termination of this interest rate swap, the liability was carried at fair value, which incorporated nonperformance risk adjustments related to credit risks of both counterparties in accordance with ASC Topic 815, Derivatives and Hedging. Upon early termination of the swap, fair value accounting for the swap was discontinued and the carrying value of the liability was increased to a fixed termination settlement amount which does not incorporate nonperformance risk adjustments. The $6.8 million decrease in interest and other expense from joint ventures for the year ended December 31, 2009 compared to the year ended December 31, 2008 relates primarily to decreased expense related to changes in the fair values of the interest rate swaps of the joint ventures, partially offset by increased interest at Aliante Station as a result of interest being capitalized during 2008 related the development of the property.

        Change in Fair Value of Derivative Instruments.    During the year ended December 31, 2010, Station recorded losses of $42,000 related to an interest rate swap not designated as a hedge for accounting purposes, which expired in November 2010. During the year ended December 31, 2009, Station recorded gains of $23.7 million related primarily to the change in fair value of its derivative instruments not designated as hedges for accounting purposes during the period prior to the Chapter 11 petition date. As a result of the Chapter 11 Case, certain interest rate swaps were reclassified to liabilities subject to compromise in accordance with ASC Topic 852, and therefore post-petition changes in the expected amount of the allowed claims for these interest rate swaps was recognized in the reorganization items line on Station's consolidated statement of operations. The post-petition change in fair value of derivative instruments included in reorganization items for the years ended December 31, 2010 and 2009 were expenses of $2.6 million and $80.8 million, respectively, and the amount in 2009 was primarily due to the reversal of pre-petition nonperformance adjustments that were previously included in the carrying values of these swaps. During the year ended December 31, 2008, Station recorded losses of $23.1 million related primarily to the change in fair value of its derivative instruments not designated as hedges for accounting purposes. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period.

        Gain on Early Retirement of Debt.    In January 2009, a wholly-owned subsidiary of Station purchased $40.0 million in aggregate principal amount of its outstanding $700 million 6 7/8% Senior Subordinated Notes and $8.0 million in aggregate principal amount of its outstanding $450 million 6 1/2% Senior Subordinated Notes for approximately $1.5 million plus approximately $1.4 million in accrued interest. As a result, Station recorded a gain on early retirement of debt of approximately $40.3 million during the year ended December 31, 2009, representing the difference between the reacquisition price and the net carrying amount of the extinguished debt based on the face amount of the associated debt adjusted for the related unamortized discount and debt issuance costs.

  Liquidity and Capital Resources

        The following liquidity and capital resources discussion contains certain forward-looking statements with respect to Station's business, financial condition, results of operations, dispositions, acquisitions, expansion projects and its subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, completion of Station's reorganization plan, financial market risks, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks described in its filings with the Securities and Exchange Commission. In addition, construction projects entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, floods and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on Station's current expectations and projections about future events.

  Year Ended December 31, 2010

        The persistence of weak economic conditions in the United States and particularly in Las Vegas, including depressed real estate values, significant unemployment and low consumer confidence levels adversely affected Station's net revenues and gross margin during 2010, and these trends are expected to continue into 2011.

        During the year ended December 31, 2010, cash used in operating activities was approximately $4.6 million, as compared to cash used in operating activities of $126.7 million for the year ended December 31, 2009, reflecting a year over year decrease in cash used in operating activities of $122.1 million. The improvement in cash flows from operations resulted primarily from a decrease of $40.4 million in additions to restricted cash, a decrease of $95.1 million in cash paid for interest and a $10.1 million increase in other operating cash inflows, partially offset by an increase of $23.5 million in cash used for reorganization items.

        During the year ended December 31, 2010, restricted cash increased by $119.0 million due primarily to restrictions placed on cash by the lenders of the CMBS Loans and the Bankruptcy Court, partially offset by restricted cash released in connection with the DIP financing. The decrease in cash paid for interest during 2010 was primarily due to the previously discussed cessation of interest payments on certain portions of debt.

        As of December 31, 2010, Station had $165.4 million in cash and cash equivalents, of which approximately $83.5 million is in its casino cages to be used for the day-to-day operations of its properties and the remaining $81.9 million is to be used for general corporate purposes.

        In connection with the filing of the Chapter 11 Case, on July 31, 2009, STN entered into an unsecured, subordinated administrative priority DIP Credit Agreement among the Company, as borrower, Vista Holdings, LLC, a non-debtor subsidiary of Station ("Vista Holdings"), as administrative agent and lender, and the lenders party thereto. The DIP Credit Agreement, as amended, provided for a $185 million revolving credit facility that was funded on a committed basis for so long as Vista Holdings had cash and cash equivalents on hand in an amount in excess of $100 million and on a discretionary basis thereafter. The proceeds of the loans incurred under the DIP Credit Agreement were used for working capital and other general corporate purposes of Station and were available for intercompany loans to its subsidiaries during the pendency of the Chapter 11 Case. Advances under the DIP Credit Agreement bear interest at a rate equal to 2.5% plus LIBOR. The DIP Credit Agreement matured on August 10, 2010, and at December 31, 2010, $172.0 million in advances remained outstanding under the DIP Credit Agreement.

        STN's obligations under the DIP Credit Agreement will be an administrative expense claim in the Chapter 11 Case having pari passu priority with other administrative expense claims, provided that repayment of the loan by STN shall be subordinate to the full repayment of the lenders under Station's prepetition Credit Agreement. In addition, STN's obligations under the DIP Credit Agreement may be accelerated following certain events of default, including (without limitation) the conversion of any of the Chapter 11 Cases to a case under chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code.

        Also, in connection with the filing of the Chapter 11 Case, on July 31, 2009, STN entered into an Unsecured Revolving Loan Promissory Note in favor of Past Enterprises, Inc., a non-debtor subsidiary of Station ("Past Enterprises"), pursuant to which Past Enterprises provides to STN an unlimited revolving credit facility (the "Past Revolving Loan") at an interest rate of 2.78% per annum, the proceeds of which will be used for working capital and other general corporate purposes of Station and will be available for intercompany loans to its subsidiaries. The Past Revolving Loan matures on the earlier of (i) demand, or (ii) July 31, 2011, and provides for a default rate of interest of 4.78% if principal or interest due thereunder is not paid when due. At December 31, 2010, the outstanding balance due under the Past Revolving Loan totaled $289.3 million. Station still has the ability to borrow under the Past Revolving Loan, and there is no limit on its borrowings under the Past Revolving Loan.

        In July 2010, Gun Lake completed a $165 million third-party construction financing facility ("Gun Lake Financing"), which Station assisted them in obtaining in connection with the Gun Lake Development Agreement. A subsidiary of Station, SC Michigan, LLC ("SC Michigan"), provided $15 million of cash collateral to secure a limited completion guaranty and keep well obligation in connection with the Gun Lake Financing. The $15 million remains property of SC Michigan unless it is used to satisfy the completion guaranty requirements in the Gun Lake Financing, at which time it will be converted to a loan payable by Gun Lake to SC Michigan. SC Michigan deposited the $15 million into a restricted cash account under the control of the lenders to the Gun Lake Financing. As a result, in July 2010 MPM received approximately $42.8 million representing a partial repayment of project advances. Of the $42.8 million, SC Michigan received $39.3 million and used all of these funds to purchase funded debtor-in-possession loans made to Station by Past Enterprises (the "SC Michigan Revolving Loan"). At December 31, 2010, the outstanding balance due under the SC Michigan Revolving Loan totaled $39.3 million. The remainder of advances on the Gun Lake project is expected to be repaid from the operations of the project, which opened on February 10, 2011.

        STN's obligations under the Past Revolving Loan and SC Michigan Revolving Loan will be an administrative expense claim in the Chapter 11 Case having pari passu priority with other administrative expense claims, provided that repayment of the loan by STN shall be subordinate to the full repayment of the lenders under Station's prepetition Credit Agreement.

        During the year ended December 31, 2010, total capital expenditures were approximately $34.5 million for maintenance capital expenditures and various other projects. Capital expenditures for 2010 were $30.1 million lower than the prior year period, primarily due to reduced capital spending in response to current market conditions. Station classifies items as maintenance capital to differentiate replacement type capital expenditures such as new slot machines from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items Station classifies as maintenance capital are expenditures necessary to keep its existing properties at their current levels and are typically replacement items due to the normal wear and tear of its properties and equipment as a result of use and age.

        In addition to capital expenditures, during the year ended December 31, 2010, Station paid approximately $16.0 million in reimbursable advances for its Native American development projects.

        During 2010 Station also paid approximately $3.5 million in equity contributions to joint ventures and $3.2 million in principal payments on its debt, including $2.5 million in quarterly payments on the Term Loan (as defined below) and $0.7 million on other debt.

  Year Ended December 31, 2009

        During the year ended December 31, 2009, cash flows used in operating activities were approximately $126.7 million, as compared to cash flows provided by operating activities of $51.2 million for the year ended December 31, 2008, reflecting a year over year decrease in cash flows from operations of $177.9 million. This decrease resulted primarily from a $152.5 million increase in operating loss, net of noncash items and reorganization costs, an increase in restricted cash of $145.4 million, and cash used for reorganization items of $59.8, partially offset by a decrease of $190.8 million in cash paid for interest. The weakening Las Vegas and U.S. economies, the decline in real estate values, the credit crisis, increased unemployment and a decrease in consumer confidence levels adversely affected Station's net revenues and operating margin. In addition, Station's estimated future cash flows have been impacted by these same factors, resulting in the significant asset impairment charges recorded in the year ended December 31, 2009. The increase in restricted cash requirements for the year ended December 31, 2009 is due primarily to additional collateral required for Station's treasury management function, restrictions placed on cash by lenders of the CMBS Loans, and restrictions placed on cash by the Bankruptcy Court. Cash used in investing activities during the year ended December 31, 2009 decreased by $134.0 million compared to 2008 primarily as a result of a $107.5 decrease in capital expenditures due to the economic slowdown, and a decrease in cash contributions to joint ventures of $33.4 million. Cash paid for interest during the year ended December 31, 2009 decreased by $190.8 million compared to the year ended December 31, 2008 primarily as a result of Station's election not to make the scheduled interest payments on its senior and senior subordinated notes and a portion of its CMBS loans in 2009 as described above.

        At December 31, 2009, Station had no borrowing availability under it Revolver but had $25.3 million of availability under its DIP Credit Agreement. In addition, subsequent to December 31, 2009, the DIP Credit Agreement facility was increased to $185 million. At December 31, 2009 Station had $185.2 million in cash and cash equivalents, of which approximately $81.5 million was in its casino cages to be used for the day-to-day operations of its properties with the remaining $103.7 million to be used for general corporate purposes.

        During the year ended December 31, 2009, total capital expenditures were approximately $64.6 million for maintenance capital expenditures and various other projects. Capital expenditures for the year ended December 31, 2009 were $107.5 million lower than the prior year capital expenditures of $172.1 million due to reduced capital spending in 2009 in response to current market conditions.

        In addition to capital expenditures, during the year ended December 31, 2009, Station paid approximately $19.3 million in advances for its Native American development projects and paid approximately $24.3 million in cash equity contributions to joint ventures.

  Year Ending December 31, 2011

        Station's primary cash requirements for 2011 are expected to include (i) approximately $55 million to $75 million for maintenance and other capital expenditures, (ii) payments related to its existing and potential Native American projects and (iii) expenses related to the Chapter 11 Case. Station's liquidity and capital resources for 2011 are expected to be significantly affected by the Chapter 11 Case and completion of the restructuring of its indebtedness. At this time it is not possible to predict with certainty the effect the Chapter 11 Case and the restructuring will have on its business or various creditors. Station's future results depend upon successfully implementing, on a timely basis, a restructuring of its indebtedness. Station's operations and relationship with its customers, employees, regulators, vendors and agents may be adversely affected by the filing of the Chapter 11 Case. As a result of the filing of the Chapter 11 Case, Station expects to continue to incur, among other things, increased costs for professional fees and similar expenses. In addition, the filing of Station may make it more difficult to retain and attract management and other key personnel and requires senior management to spend a significant amount of time and effort dealing with the financial reorganization instead of focusing on the operations of its business.

        Stations' cash flow may be affected by a variety of factors, many of which are outside its control, including regulatory issues, competition, financial markets and other general business conditions. Station cannot assure you that it will possess sufficient income and liquidity to meet all of its liquidity requirements and other obligations. Although Station believes that cash flows from operations and borrowings under the Past Revolving Loan will be adequate to meet its financial and operating obligations in 2011, the results for future periods are subject to numerous uncertainties. Station may encounter liquidity problems, which could affect its ability to meet its obligations while attempting to meet competitive pressures or adverse economic conditions.

  Off Balance Sheet Arrangements

        As of December 31, 2010, Station has certain off-balance sheet arrangements that affect its financial condition, liquidity and results of operations, including interest rate swaps with a combined notional amount of $250 million.

        The following table summarizes Station's contractual obligations and commitments (amounts in thousands):

	Contractual obligations
	Long-term debt (a)	Operating leases (b)	Other long-term obligations (c)	Total contractual cash obligations
Payments due by year
2011	$6,218,333	$6,854	$15,870	$6,241,057
2012	250,434	6,831	50	257,315
2013	152,174	6,742	50	158,966
2014	115,107	6,724	50	121,881
2015	111,740	6,724	—	118,464
Thereafter	175,692	294,214	—	469,906

Total	$7,023,480	$328,089	$16,020	$7,367,589

(a)
Includes principal and contractual interest on long term debt, and termination settlement amounts due under terminated interest rate swaps. Also includes interest related to interest rate swaps that have not been terminated which has been estimated based on the notional amount and net interest spread as of December 31, 2010. Interest related to the CMBS Loans, Senior Notes and Senior Subordinated Notes is estimated based on the outstanding balance and interest rate as of July 27, 2009 immediately preceding the petition date of the Chapter 11 Case. Interest related to the Term Loan, Revolver and Land Loan is estimated based on the outstanding balance and interest rate as of December 31, 2010. See Notes 11 and 12 to the Station Casinos, Inc. Consolidated Financial Statements in this Annual Report on Form 10-K for additional information related to long-term debt and derivative instruments, respectively.

(b)
See Note 13 to the Station Casinos, Inc. Consolidated Financial Statements in this Annual Report on Form 10-K.

(c)
Other long-term obligations include employment contracts, long-term stay-on agreements and slot conversion purchase obligations.

        As further discussed in Note 21 to the Station Casinos, Inc. Consolidated Financial Statements in this Annual Report on Form 10-K, on January 1, 2007 Station adopted the provisions of the accounting guidance for uncertainty in income taxes. Station had $8.8 million of unrecognized tax benefits as of December 31, 2010. Due to the inherent uncertainty of the underlying tax positions, it is not possible to assign the liability as of December 31, 2010 to any particular years in the table.

  Inflation

        Station does not believe that inflation has had a significant impact on its revenues, results of operations or cash flows in the last three fiscal years.

Critical Accounting Policies

  Significant Accounting Policies and Estimates

        Station prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of its accounting policies, including the determination of slot club program liability, the estimated useful lives assigned to assets, asset impairment, insurance reserves, bad debt expense, derivative instruments, purchase price allocations made in connection with acquisitions and the calculation of income tax liabilities, require that Station apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on Station's historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from Station's estimates. To provide an understanding of the methodology Station applies, its significant accounting policies and basis of presentation are discussed below, as well as where appropriate in this discussion and analysis and in the notes to Station's consolidated financial statements.

  Slot Club Programs

        Station's Boarding Pass and Amigo Club player rewards programs (the "Programs") allow customers to redeem points earned from their gaming activity at all Station and Fiesta properties for complimentary slot play, food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries under the Programs is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed under the Programs is recorded in casino costs and expenses on Station's consolidated statements of operations.

        Under the Programs, customers are able to accumulate points over time that they may redeem at their discretion under the terms of the Programs. The estimated cost to provide points is expensed as the points are earned and is included in casino costs and expenses in Station's consolidated statements of operations. To arrive at the estimated cost associated with outstanding points under the Programs, various estimates and assumptions are made regarding incremental costs of the benefits, historical breakage/forfeiture rates and an estimate of the mix of goods and services Station believes, based on past customer redemption patterns, will be redeemed. At December 31, 2010 and 2009, $8.4 million and $6.1 million, respectively, were accrued for the cost of anticipated Program redemptions.

  Self-Insurance Reserves

        Station is currently self-insured up to certain stop loss amounts for workers' compensation and general liability costs. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not reported. At December 31, 2010 and 2009, Station had total self-insurance accruals reflected in its consolidated balance sheets of $4.1 million and $3.6 million, respectively. Effective July 1, 2008, Station is no longer self-insured for medical costs. In estimating these accruals, Station evaluated historical loss experience and made judgments about the expected levels of costs per claim. Station believe changes in medical costs, trends in claims of its employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Station continually monitors changes in employee demographics, incident and claim type and evaluates its insurance accruals and adjusts its accruals based on its evaluation of these qualitative data points.

  Derivative Instruments

        From time to time Station enters into derivative instruments, typically in the form of interest rate swaps, in order to manage interest rate risks associated with its current and future borrowings. Station has adopted the accounting guidance for derivative instruments and hedging activities, as amended, to account for its interest rate swaps. The accounting guidance requires Station to recognize its derivative instruments as either assets or liabilities in its consolidated balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of a derivative instrument agreement depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Additionally, the difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the agreement.

        For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and the ineffective portion is recorded in the consolidated statement of operations. Derivative instruments that are designated as fair value hedges and qualify for the "shortcut" method under accounting for derivative instruments and hedging activities, as amended, are allowed an assumption of no ineffectiveness. As such, there is no impact on the consolidated statement of operations from the changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on Station's consolidated balance sheet with an offsetting adjustment to the carrying value of the related debt. For those derivative instruments that are not designated as hedges for accounting purposes, the change in fair value is recorded in the consolidated statement of operations in the period of change.

        Fluctuations in interest rates can cause the fair value of Station's derivative instruments to change each reporting period. While Station attempts to predict such movements in interest rates and the impact on derivative instruments, such estimates are subject to a large degree of variability which could have a significant impact on its consolidated financial statements.

  Property and Equipment and Other Long-Lived Assets

        Property and equipment are initially recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

        Station must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. Station classifies items as maintenance capital to differentiate replacement type capital expenditures such as a new slot machine from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items Station classifies as maintenance capital are expenditures necessary to keep its existing properties at their current levels and are typically replacement items due to the normal wear and tear of its properties and equipment as a result of use and age. Station's depreciation expense is highly dependent on the assumptions Station makes about its assets' estimated useful lives. Station determines the estimated useful lives based on its experience with similar assets, engineering studies and its estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, Station accounts for the change prospectively.

        Station evaluates its property and equipment and other long-lived assets for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360-10. For assets to be held and used, Station reviews fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, Station compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For assets to be disposed of, Station recognizes the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model.

  Goodwill and Other Intangible Assets

        Station accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles-Goodwill and Other.

  Goodwill

        Station tests its goodwill for impairment annually during the fourth quarter of each year, and between annual test dates whenever events or circumstances make it more likely than not that an impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of its 100% owned casino properties is considered to be a reporting unit. Station's annual goodwill impairment testing utilizes a two step process. In the first step, Station compares the fair value of each reporting unit with its carrying amount, including goodwill. The fair value of each reporting unit is estimated using the expected present value of future cash flows along with value indications provided by the current valuation multiples of comparable publicly traded companies. If the fair value of the reporting unit exceeds its carrying amount, then goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, then the goodwill of the reporting unit is considered to be impaired, and Station proceeds to the second step of the goodwill impairment test. In the second step, Station determines the implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

  Indefinite-lived Intangible Assets

        Station's indefinite-lived intangible assets include brands and certain license rights. The fair value of brands is estimated using a derivation of the income approach to valuation, based on estimated royalties saved through ownership of the assets, utilizing market indications of fair value. Station tests its indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances make it more likely than not that an impairment may have occurred. Station's annual impairment test of indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. Indefinite-lived intangible assets are not amortized unless it is determined that their useful life is no longer indefinite. Station periodically reviews its indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If it is determined that an indefinite-lived intangible asset has a finite useful life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.

  Finite-Lived Intangible Assets

        Station's finite-lived intangible assets include customer relationship and management contract intangibles. Finite-lived intangible assets are amortized over their estimated useful lives, and Station periodically evaluates the remaining useful lives of these intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. Station reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

        The customer relationship intangible asset refers to the value associated with Station's rated casino guests. The initial fair value of the customer relationship intangible asset was based on the projected net cash flows associated with these casino guests. Prior to the annual impairment test for the year ended December 31, 2008, Station had utilized the income forecast approach as its basis for amortization of the customer relationships intangible assets. The percentage of annual amortization applied each year utilizing the income forecast approach was based on expected future net cash flows associated with Station's rated casino guests and an expected attrition rate. Station believed this approach better reflected the pattern in which the economic benefits of the intangible asset were consumed. The attrition rate was determined in part quantitatively using historical customer data and qualitatively based on the consistency of its rated casino guests which is predominantly Las Vegas local residents as opposed to out of town customers. Subsequent to Station's annual impairment testing for the year ended December 31, 2008, these intangible assets are being amortized ratably over their estimated useful lives as the expected pattern of consumption no longer accommodates the income forecast approach.

        The customer relationship intangible asset is reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Increased competition within the gaming industry or a downturn in the economy could have an impact on Station's customer relationship intangible asset. Declines in customer spending which would impact the expected future cash flows associated with Station's rated casino guests, declines in the number of visitations which could impact the expected attrition rate of its rated casino guests or an erosion of operating margins associated with rated casino guest could cause the carrying value of the customer relationship asset to exceed the fair value. In this event an impairment based on the difference between the estimated fair value and the carrying value would be recognized.

        Management contract intangible assets refer to the value associated with management agreements under which Station provides management services to various casino properties, including casinos operated by joint ventures in which Station holds a 50% equity interest, and certain Native American casinos that Station has developed or are currently under development. The fair values of these management contract intangibles are established using discounted cash flow techniques based on estimated future cash flows expected to be received in exchange for providing management services. Management contract intangible assets are amortized ratably over their expected useful lives. Station begins amortizing management contract intangible assets when the property begins operations and management fees are being earned.

        Station evaluates its finite-lived intangible assets and other long-lived assets for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360-10. For assets to be held and used, Station reviews long-lived assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, Station compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For assets to be disposed of, Station recognizes the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model.

        Inherent in the calculation of fair values are various estimates. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from Station's estimates. If Station's ongoing estimates of future cash flows are not met, Station may have to record additional impairment charges in future accounting periods. Estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the various properties where Station conducts operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to Station's properties.

  Native American Development Costs

        Station incurs certain costs associated with development and management agreements entered into with Native American Tribes (the "Tribes"). In accordance with the accounting guidance in ASC Topic 970, Real Estate—General, costs for the acquisition and related development of the land and the casino facilities are capitalized as long-term assets until such time as the assets are transferred to the Tribe, at which time a long term receivable is recognized.

        In accordance with the accounting guidance for capitalization of interest costs, Station capitalizes interest to the project once a "Notice of Intent" (or the equivalent) to transfer the land into trust, signifying that activities are in progress to prepare the asset for its intended use, has been issued by the United States Department of the Interior ("DOI").

        Station earns a return on the costs incurred for the acquisition and development of the projects. Due to the uncertainty surrounding the estimated cost to complete and the collectability of the stated return, Station accounts for the return earned on Native American Development Costs using the cost recovery method described in ASC Subtopic 360-20, Real Estate Sales. Under the cost recovery method, recognition of the return is deferred until the gaming facility is complete and transferred to the Tribe and the resulting receivable has been repaid. Repayment of the advances and the return typically is funded from a refinancing by the Tribe, from the cash flows of the gaming facility or both.

        Station evaluates its Native American Development Costs for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of ASC Topic 360-10. Station evaluates each project for impairment whenever events or changes in circumstances indicate that the carrying amount of the project might not be recoverable, taking into consideration all available information. Among other things, Station considers the status of the project, any contingencies, the achievement of milestones, any existing or potential litigation, and regulatory matters when evaluating its Native American projects for impairment. If an indicator of impairment exists, Station compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted expected future cash flows exceed the carrying value, no impairment is indicated. If the undiscounted expected future cash flows do not exceed the carrying value, then impairment is measured based on the difference between fair value and the carrying value.

  Income Taxes

        Station is subject to income taxes in the U.S. and files a consolidated federal income tax return. Station accounts for income taxes in accordance with the guidance for accounting for income taxes. That guidance requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carry-forwards and certain temporary differences.

        Effective January 1, 2007, Station adopted the authoritative accounting guidance for accounting for uncertainty in income taxes. The accounting guidance contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with the authoritative guidance for accounting for income taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.

        Station's income tax returns are subject to examination by tax authorities. Station regularly assessses the potential outcome of these examinations in determining the adequacy of its provision for income taxes and its income tax liabilities. To determine necessary reserves, Station must make assumptions and judgments about potential actions by taxing authorities, partially based on past experiences. The estimate of the potential outcome for any uncertain tax issue is highly judgmental, and Station believes it has adequately provided for any reasonable and foreseeable outcomes relating to uncertain tax matters. When actual results of tax examinations differ from its estimates or when potential actions are settled differently than Station expected, Station adjusts the income tax provision and its tax reserves in the current period. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

  Recently Issued Accounting Standards

        In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-28, Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28"). Under the amended guidance, for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Station does not expect adoption of the new guidance to have a material effect on its consolidated financial statements.

        In April 2010, the FASB issued ASU No. 2010-16, Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities, a consensus of the FASB Emerging Issues Task Force. This guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The guidance is effective for reporting periods beginning after December 15, 2010. Since Station's existing accounting policy for accrual of jackpot liabilities is consistent with the new guidance, the adoption of this guidance will have no impact on Station's consolidated financial statements.

        In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The guidance is effective for reporting periods beginning after December 15, 2009. Accordingly, Station adopted the new guidance in the first fiscal quarter of 2010. The adoption of this new guidance did not have a material impact on Station's consolidated financial statements.

        A variety of proposed or otherwise potential accounting guidance is currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed accounting guidance, Station have not yet determined the effect, if any, that the implementation of such proposed accounting guidance would have on Station's consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk will be interest rate risk associated with our long-term debt that is expected to bear interest based on floating rates. The interest on the Propco Credit Agreement, Opco Credit Agreement, GVR Term Loan and Restructured Land Loan, each to be entered into on the Effective Date, is expected to be based on a the LIBOR rate or base rate (both of which are floating) plus a stated amount. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation—Station Casinos LLC—Liquidity and Capital Resources).

        Based upon assumed borrowings of $1.7 billion outstanding under our Propco Credit Agreement, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $17.0 million. Based upon assumed borrowings of $460.7 million outstanding under our Opco Credit Agreement, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $4.6 million. Based upon assumed borrowings of $105.0 million outstanding under the Restructured Land Loan, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $1.0 million. Based upon assumed borrowings of $275.0 outstanding under the GVR Term Loan, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $27.5 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EXPLANATORY NOTE

        Since our formation in August 2010, we have had no operations. We were formed for the purpose of acquiring substantially all of the assets of Station pursuant to the Plan. In addition, we anticipate acquiring substantially all of the assets of Green Valley Ranch pursuant to the GVR Asset Purchase Agreement. We expect the Restructuring Transactions to be completed by June 30, 2011, at which time we will acquire the Acquired Casinos. Accordingly, the consolidated financial statements that follow are for Station.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Station Casinos, Inc.:

        We have audited the accompanying consolidated balance sheets of Station Casinos, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, on July 28, 2009, the Company and certain of its affiliates filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada under chapter 11 of title 11 of the United States Code. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young, LLP

Las Vegas, Nevada
March 31, 2011

STATION CASINOS, INC.

(Debtor and Debtor-In Possession)

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$165,357	$185,193
Restricted cash	278,329	174,361
Receivables, net	24,104	49,878
Inventories	7,093	9,794
Prepaid gaming tax	15,901	16,293
Prepaid expenses and other current assets	18,783	13,903

Total current assets	509,567	449,422
Property and equipment, net	2,505,763	2,723,683
Restricted cash, noncurrent	15,006	—
Goodwill	124,313	184,699
Intangible assets, net (includes Intangible assets of consolidated variable interest entity of $24,000 and $24,000)	272,524	293,235
Land held for development	240,836	305,617
Investments in joint ventures	5,516	10,489
Native American development costs (includes Native American development costs of consolidated variable interest entity of $22,978 and $53,649)	184,975	213,774
Other assets, net	95,643	95,913

Total assets	$3,954,143	$4,276,832

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt (includes Current portion of long-term debt of consolidated variable interest entity of $35 and $39)	$242,366	$242,347
Accounts payable	10,266	14,905
Construction contracts payable	516	741
Accrued interest payable (includes Accrued interest payable of consolidated variable interest entity of $120 and $0)	22,399	2,341
Accrued expenses and other current liabilities	92,268	91,676

Total current liabilities	367,815	352,010
Long-term debt, less current portion (includes Long-term debt, less current portion, of consolidated variable interest entity of $5,343 and $5,714)	8,659	9,341
Deferred income taxes, net	108,551	116,691
Investments in joint ventures, deficit	344,767	143,048
Other long-term liabilities, net	12,778	7,021

Total liabilities not subject to compromise	842,570	628,111

Liabilities subject to compromise	5,997,821	5,984,109

Total liabilities	6,840,391	6,612,220

Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417	417
Additional paid-in capital	2,964,648	2,951,031
Accumulated other comprehensive income (loss)	43	(922)
Accumulated deficit	(5,849,683)	(5,285,914)

Total Station Casinos, Inc. stockholders' deficit	(2,884,575)	(2,335,388)

Noncontrolling interest	(1,673)	—

Total stockholders' deficit	(2,886,248)	(2,335,388)

Total liabilities and stockholders' deficit	$3,954,143	$4,276,832

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

(Debtor and Debtor-In Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Operating revenues:
Casino	$699,401	$764,639	$918,120
Food and beverage	163,215	189,917	228,858
Room	73,454	82,282	105,718
Other	59,086	64,732	73,745
Management fees	22,394	52,447	72,405

Gross revenues	1,017,550	1,154,017	1,398,846
Promotional allowances	(72,595)	(91,868)	(100,695)

Net revenues	944,955	1,062,149	1,298,151

Operating costs and expenses:
Casino	289,168	324,373	361,255
Food and beverage	107,311	116,932	153,018
Room	32,321	34,182	40,029
Other	19,979	20,121	27,774
Selling, general and administrative	219,479	229,200	250,614
Corporate	34,899	33,018	36,029
Development and preopening	16,272	12,014	13,596
Depreciation and amortization	153,316	207,180	226,816
Impairment of goodwill	60,386	181,785	2,594,992
Impairment of other intangible assets	4,704	255,263	327,326
Impairment of other assets	196,930	839,813	420,929
Write-downs and other charges, net	19,245	20,807	62,625

	1,154,010	2,274,688	4,515,003

Operating loss	(209,055)	(1,212,539)	(3,216,852)
(Losses) earnings from joint ventures	(248,495)	(127,643)	17,020
Gain on dissolution of joint venture	124,193	—	—

Operating loss and (losses) earnings from joint ventures	(333,357)	(1,340,182)	(3,199,832)

Other (expense) income:
Interest expense, net (contractual interest for the years ended December 31, 2010 and December 31, 2009 was $419,853 and $403,673, respectively)	(104,582)	(276,591)	(379,313)
Interest and other expense from joint ventures	(66,709)	(40,802)	(47,643)
Change in fair value of derivative instruments	(42)	23,729	(23,057)
Gain (loss) on early retirement of debt	—	40,348	—

	(171,333)	(253,316)	(450,013)

Loss before income taxes and reorganization items	(504,690)	(1,593,498)	(3,649,845)
Reorganization items	(82,748)	(375,888)	—

Loss before income taxes	(587,438)	(1,969,386)	(3,649,845)

Income tax benefit	21,996	289,872	381,345

Net loss	(565,442)	(1,679,514)	(3,268,500)
Less: net loss applicable to noncontrolling interest	(1,673)	—	—

Net loss applicable to Station Casinos, Inc. stockholders	$(563,769)	$(1,679,514)	$(3,268,500)

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

(Debtor and Debtor-In-Possession)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(amounts in thousands)

	Non-voting common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' (deficit) equity	Noncontrolling interest	Total Station Casinos, Inc. stockholders' (deficit) equity
Balances, December 31, 2007	$417	$2,920,526	$(11,981)	$(337,900)	$2,571,062	$—	2,571,062
Share-based compensation expense	—	14,445	—	—	14,445	—	14,445
Purchase price adjustment	—	1,978	—	—	1,978	—	1,978
Interest rate swap market value adjustment, net of tax	—	—	(1,937)	—	(1,937)	—	(1,937)
Unrealized loss on available-for-sale securities, net of tax	—	—	(695)	—	(695)	—	(695)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	—	6,323	—	6,323	—	6,323
Net loss	—	—	—	(3,268,500)	(3,268,500)		(3,268,500)

Balances, December 31, 2008	$417	$2,936,949	$(8,290)	$(3,606,400)	$(677,324)	$—	$(677,324)

Share-based compensation expense	—	14,082	—	—	14,082	—	14,082
Interest rate swap market value adjustment, net of tax	—	—	6,429	—	6,429	—	6,429
Unrealized gain on available-for-sale securities, net of tax	—	—	123	—	123	—	123
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	—	816	—	816	—	816
Net loss	—	—	—	(1,679,514)	(1,679,514)	—	(1,679,514)

Balances, December 31, 2009	$417	$2,951,031	$(922)	$(5,285,914)	$(2,335,388)	$—	$(2,335,388)

Share-based compensation expense	—	13,617	—	—	13,617	—	13,617
Interest rate swap market value adjustment, net of tax	—	—	1,985	—	1,985	—	1,985
Unrealized loss on available-for-sale securities, net of tax	—	—	(80)	—	(80)	—	(80)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	—	(940)	—	(940)	—	(940)
Net loss	—	—	—	(565,442)	(565,442)	(1,673)	(563,769)

Balances, December 31, 2010	$417	$2,964,648	$43	$(5,851,356)	$(2,886,248)	$(1,673)	$(2,884,575)

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

(Debtor and Debtor-In-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash flows from operating activities:
Net loss	$(565,442)	$(1,679,514)	$(3,268,500)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	153,316	207,180	226,816
Change in fair value of derivative instruments	42	(23,729)	23,057
Impairment of goodwill	60,386	181,785	2,594,992
Impairment of other intangible assets	4,704	255,263	327,326
Impairment of other assets	196,930	839,813	420,929
Write-downs and other charges, net	19,245	20,807	62,625
Share-based compensation	13,381	14,083	14,445
Loss from joint ventures	315,203	168,445	30,623
Gain on dissolution of joint ventures	(124,193)	—	—
Amortization of debt discount and issuance costs	1,955	23,272	37,761
Gain on early retirement of debt	—	(40,348)	—
Reorganization items	82,748	375,888	—
Changes in assets and liabilities:
Restricted cash	(118,974)	(159,400)	(13,995)
Receivables, net	25,774	(5,776)	6,409
Inventories and prepaid expenses	4,523	6,793	1,677
Due from unconsolidated affiliate	—	(250)	(5,011)
Deferred income taxes	(17,262)	(285,376)	(384,128)
Accounts payable	(4,645)	1,395	(2,968)
Accrued interest	21,348	83,955	(8,074)
Accrued expenses and other current liabilities	698	(31,369)	(11,368)
Other, net	8,507	(19,819)	(1,394)

Total adjustments	643,686	1,612,612	3,319,722

Net cash provided by (used in) operating activities before reorganization items	78,244	(66,902)	51,222

Net cash used for reorganization items	(82,808)	(59,775)	—

Net cash (used in) provided by operating activities	(4,564)	(126,677)	51,222

Cash flows from investing activities:
Capital expenditures	(34,530)	(64,594)	(172,051)
Proceeds from sale of land, property and equipment	871	636	2,368
Investments in joint ventures, net	(3,509)	(24,343)	(57,752)
Distributions in excess of earnings from joint ventures	6,112	2,118	2,855
Construction contracts payable	(225)	(8,687)	(13,723)
Native American development costs	(16,007)	(19,337)	(14,876)
Proceeds from repayment of Native American development costs	42,806	—	—
Other, net	(10,487)	(16,073)	(11,070)

Net cash used in investing activities	(14,969)	(130,280)	(264,249)

STATION CASINOS, INC.

(Debtor and Debtor-In-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(amounts in thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash flows from financing activities:
Borrowings under Credit Agreement with maturity dates less than three months, net	—	—	335,137
Proceeds from the issuance of Land Loan	—	—	250,000
Borrowings under Term Loan with maturity dates greater than three months	2,870	—	—
Payments on land loan	—	(7,968)	—
Payments under Term Loan with maturity dates greater than three months	(2,500)	(2,500)	(2,500)
Redemption of senior subordinated notes	—	(1,460)	—
Debt issuance costs	—	(460)	(7,638)
Other, net	(673)	(3,526)	(300)

Net cash (used in) provided by financing activities	(303)	(15,914)	574,699

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(19,836)	(272,871)	361,672
Balance, beginning of year	185,193	458,064	96,392

Balance, end of year	$165,357	$185,193	$458,064

Supplemental cash flow disclosures:
Cash paid for interest, net of $10,078, $15,989 and $27,087 capitalized	$77,016	$166,211	$345,920
Supplemental disclosure of non-cash items:
Capital expenditures financed by debt	$—	$—	$4,514
Debt settlement in land sale	$—	$4,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Basis of Presentation

  Basis of Presentation and Organization

        Station Casinos, Inc. (the "Company", "Station", "we", "our", "ours" or "us"), a Nevada corporation, is a gaming and entertainment company that currently owns and operates ten major hotel/casino properties (two of which are 50% owned) under the Station and Fiesta brand names and eight smaller casino properties (three of which are 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. The accompanying consolidated financial statements include the accounts of Station and its wholly owned subsidiaries and MPM Enterprises, LLC (which is 50% owned by Station and required to be consolidated). Investments in all other 50% or less owned affiliated companies are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

  Chapter 11 Reorganization

        On November 7, 2007, the Company completed a going private transaction that was sponsored by Frank J. Fertitta III and Lorenzo J. Fertitta and certain affiliates of Colony Capital, LLC ("Colony") (such going private transaction is referred to herein as, the "Merger"). In connection with the Merger, the Company's subsidiary, FCP PropCo, LLC ("Propco"), and certain other subsidiaries of the Company that directly or indirectly own interests in Propco (the "Propco Debtors") entered into a mortgage loan and related mezzanine financings in an aggregate principal amount of $2.475 billion (the "CMBS Loans"). The CMBS Loans were secured by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "Propco Properties"). In addition, the Company, as borrower, entered into a $900 million senior secured credit agreement (the "Credit Agreement") which was secured by substantially all of the assets of the Company and its subsidiaries, other than Propco and the Propco Debtors. The Company's $450 million 6% senior notes due April 1, 2012, $400 million 7 3/4% senior notes due August 15, 2016, $450 million 6 1/2% senior subordinated notes due February 1, 2014, $700 million 6 7/8% senior subordinated notes due March 1, 2016 and $300 million 6 5/8% senior subordinated notes due March 15, 2018 (collectively, "Senior and Senior Subordinated Notes") remained outstanding following consummation of the Merger. On February 7, 2008, a wholly owned, indirect subsidiary of the Company ("Landco"), as borrower, entered into a $250 million delay-draw term loan collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan").

        The Merger and related transactions left the Company highly leveraged. Shortly thereafter, the economy in the United States sharply declined, consumer spending deteriorated and the credit markets severely contracted. Foreclosure and unemployment rates in Nevada sharply increased, becoming among the highest in the United States, and many planned construction projects for new casinos in Nevada were delayed or cancelled, causing further deterioration of the Las Vegas economy and reduced discretionary consumer spending by Las Vegas residents. The Company was severely impacted by the economic downturn due to the fact all of its owned casinos are located in Las Vegas and its properties have historically attracted customers from the Las Vegas valley. In addition, the value of real estate in Nevada significantly eroded as a result of the deterioration of the economy.

        Due to the economic conditions following the Merger, including the credit crisis and a decrease in consumer confidence levels, the Company experienced a significant reduction in revenues. Although the Company engaged in cost reductions, reductions in workforce and other efforts to mitigate the impact of the decline in revenues, the results of operations of the Company were materially and adversely impacted

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

by the economic downturn and its ability to service its debt obligations was impaired. In addition, the decline in real estate values in Nevada adversely affected the value of the Company's assets. The resulting deterioration of the Company's results of operations and asset values, coupled with the Company's high leverage and the general unavailability of credit, negatively impacted the Company's ability to service its outstanding indebtedness or otherwise raise capital for restructuring.

        As a result, on July 28, 2009, STN and its affiliates FCP Holding Inc., FCP VoteCo, LLC, Fertitta Partners, LLC, FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC and Reno Land Holdings, LLC (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the "Bankruptcy Court") under Chapter 11 of the Bankruptcy Code. These cases are being jointly administered under the caption In re Station Casinos, Inc., et al Debtors Case No. 09-52470 (the "Chapter 11 Case").

  Restructuring Transactions

        On August 27, 2010, the Bankruptcy Court entered an order confirming the Debtors' joint plan of reorganization (the "Plan"). Under the Plan, Station Casinos LLC ("New Station"), a designee of German American Capital Corporation and JP Morgan Chase Bank, N.A., as holders of $1.8 billion in CMBS Loans (the "Mortgage Lenders"), is expected to acquire the Propco Properties and certain related assets in satisfaction of the Mortgage Lenders' existing secured claims against Propco. In conjunction with these transfers to the Company, under the Plan: (i) New Station's voting units are expected to be issued to Station Voteco LLC, which is expected to be owned by designees of the Mortgage Lenders and an entity owned by Frank J. Fertitta III, our Chief Executive Officer, President and a member of our Board of Directors, and Lorenzo J. Fertitta, a member of our Board of Directors, (ii) New Station's non-voting units are expected to be issued to Station Holdco LLC ("Station Holdco"), which is expected to be owned by the Mortgage Lenders, FI Station Investor LLC, a newly formed limited liability company owned by affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta ("FI Station Investor"), and the holders of the Senior and Senior Subordinated Notes; and (iii) New Station is expected to enter into a new credit agreement (the "Propco Credit Agreement") with the Mortgage Lenders consisting of a term loan facility in the principal amount of $1.6 billion and a revolving credit facility in the amount of $100 million, which revolving credit facility will increase to $150 million upon the prepayment of $50 million of outstanding principal amount under the term loan (the transactions described in clauses (i) through (iii) collectively referred to herein as, the "Propco Restructuring").

        In addition, Station Holdco will issue two classes of warrants to the Mortgage Lenders permitting the Mortgage Lenders to purchase a total of 5% of the non-voting equity of Station Holdco at exercise prices based upon a multiple of the share value of Station Holdco on the Effective Date (as defined herein) of the Plan (the "Mortgage Lender Warrants"). The Mortgage Lenders will sell to FI Station Investor one of the classes of warrants with the right to purchase up to 2.5% of the non-voting equity (the "Fertitta Warrants") and will transfer the remaining 2.5% of the Mortgage Lender Warrants to holders of the mezzanine portion of the CMBS Loans. On or about the Effective Date, FI Station Investor is expected to assign the Fertitta Warrants to an affiliate of Colony. The Mortgage Lender Warrants will have a per unit exercise price equal to two and one-half times the value of the non-voting units on the Effective Date that will increase by 15% on each of the third through seventh anniversaries of the Effective Date. The Fertitta

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Warrants will have a per unit exercise price equal to three times the value of the non-voting units on the Effective Date that will increase by 15% on each of the third through seventh anniversaries of the Effective Date. For purposes of determining the exercise price of the Mortgage Lender Warrants and the Fertitta Warrants, the per unit value of the non-voting units will be determined based on a total equity value of Station Holdco equal to $200 million, plus the amount of any additional equity issued or capital contributions made as of the Effective Date, plus the amount of any reduction in the debt agreed to by the Mortgage Lenders in exchange for Station Holdco equity (the "Plan Value"). The Mortgage Lender Warrants and the Fertitta Warrants may only be exercised following the earlier of (i) the six and one-half year anniversary of the Effective Date and (ii) the occurrence of a capital raising transaction by Station Holdco that involves a determination of the equity value of Station Holdco (other than the transactions contemplated by the Plan) and expire on the seventh anniversary of the Effective Date.

        In addition, pursuant to the terms of the Plan, the Company and certain of its subsidiaries have entered into an Asset Purchase Agreement dated as of June 7, 2010, as amended (the "Asset Purchase Agreement") with FG Opco Acquisitions LLC, an entity that is currently owned in whole or in part by Fertitta Entertainment LLC, which is owned by affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta ("Fertitta Entertainment"), and the Mortgage Lenders and will be owned by the New Station upon consummation of the transactions contemplated by the Asset Purchase Agreement (the "Opco Purchaser"). Pursuant to the terms of the Asset Purchase Agreement, the Opco Purchaser will acquire substantially all of the assets of the Company and certain of its subsidiaries, including Santa Fe Station, Texas Station, Fiesta Henderson, Fiesta Rancho and interests in certain Native American gaming projects (the "Opco Assets"), for a purchase price of $772 million, consisting of the following: (i) an amount in cash equal to $317 million, subject to adjustment pursuant to the terms of the Asset Purchase Agreement; and (ii) $455 million in aggregate principal amount of term loans, subject to adjustment pursuant to the terms of the Asset Purchase Agreement (together with a $25 million revolving credit facility, the "Opco Credit Agreement") (the transactions described in this paragraph, collectively referred to herein as the "Opco Acquisition"). The lenders under the Opco Credit Agreement will be the same lenders as under Station's existing Credit Agreement.

        Pursuant to the terms of the Plan, the proceeds of the sale of the Opco Assets will be distributed to secured creditors of STN in full satisfaction of their claims against Station. The Plan also provides that certain general unsecured creditors of STN ("Opco Unsecured Creditors") will receive warrants (the "Unsecured Creditor Warrants") exercisable for 2.5% of the total equity of Station Holdco. The Unsecured Creditor Warrants will have a per unit exercise price equal to two and one-half times the value of the non-voting units on the Effective Date that will increase by 15% on each of the third through seventh anniversaries of the Effective Date. For purposes of determining the exercise price of the Unsecured Creditor Warrants, the per unit value of the non-voting units will be determined based on the Plan Value. The Unsecured Creditor Warrants may only be exercised following the earlier of (i) the six and one-half year anniversary of the Effective Date and (ii) the occurrence of a capital raising transaction by Station Holdco that involves a determination of the equity value of Station Holdco (other than the transactions contemplated by the Plan), and expire on the seventh anniversary of the Effective Date.

        In addition, Opco Unsecured Creditors that are "accredited investors" (as defined in the Securities Act of 1933, as amended) will have an opportunity to participate in a rights offering ("Rights Offering") under which they may subscribe for and purchase their pro rata share of 15% of the equity interests of Station Holdco for an aggregate amount of $35.3 million. The Rights Offering may be increased to fund (i) the payment of $50 million pay-down under the Propco Credit Agreement, (ii) a portion of the Opco

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Acquisition and (iii) the acquisition of Green Valley Ranch, Aliante Station, or any other material gaming operations located with a 100-mile radius of Las Vegas, provided that the aggregate purchase price payable for additional units so offered in the Rights Offering will not exceed $64.7 million. Certain affiliates of Fidelity Management & Research Company, Oaktree Capital Management, L.P. and Serengeti Asset Management, LP (the "Put Parties") will purchase at least one-half of the equity interests of Station Holdco offered pursuant to the Rights Offering and have committed to purchase the remainder of the equity interests of Station Holdco offered pursuant to the Rights Offering on or before June 30, 2011, to the extent that such equity interests are not purchased by other Opco Unsecured Creditors (the "Equity Put"). In consideration for their agreement to purchase equity interests that are not purchased by other Opco Unsecured Creditors, the Put Parties will receive a $3 million cash payment on the Effective Date and reimbursement of expenses in an amount of up to $1.7 million.

        Claimants with respect to the Land Loan are expected to enter into an amended and restated credit agreement related to the Land Loan (the "Restructured Land Loan"). Pursuant to the terms of the Restructured Land Loan, the principal outstanding is expected to be reduced to $105 million in exchange for warrants to purchase 60% of the outstanding equity interests of Landco exercisable for nominal consideration (the "Landco Warrants" and together with the Mortgage Lender Warrants, the Fertitta Warrants and the Unsecured Creditor Warrants, the "Warrants").

        On March 9, 2011, Station GVR Acquisition, LLC (the "GVR Purchaser"), an indirect subsidiary of New Station, and Green Valley Ranch Gaming, LLC (the "GVR Seller") entered into an Asset Purchase Agreement (the "GVR Asset Purchase Agreement"), pursuant to which the GVR Purchaser will purchase substantially all of the assets and assume certain specified liabilities of the GVR Seller for $500 million through a prepackaged plan of reorganization (the "GVR Acquisition"). The consummation of the transactions contemplated by the GVR Asset Purchase Agreement is subject to, among other things, the bankruptcy court entering a confirmation order confirming the chapter 11 plan of reorganization of the GVR Seller.

        On March 22, 2011, the subsidiaries of the Company that are sellers under the Asset Purchase Agreement and the Company's 50%-owned joint ventures the GVR Seller and Aliante Gaming, LLC ("Aliante") commenced a solicitation of approvals for a prepackaged plan of reorganization (the "Subsidiary Plan") to implement and facilitate the sale and related restructuring transactions described in the Asset Purchase Agreement, the GVR Asset Purchase Agreement and a reorganization of Aliante, pursuant to which its lenders would receive the equity of Aliante and $45 million in secured loans in exchange for their claims. We expect that the Chapter 11 cases for such subsidiaries (the "Subsidiary Chapter 11 Cases") will be filed in the second quarter of 2011.

        Following consummation of the Plan it is expected that New Station and its subsidiaries will enter into long-term management contracts with affiliates of Fertitta Entertainment to manage the Propco Properties and the Opco Assets (the "Management Agreements"). The Propco Restructuring, the Opco Acquisition, the GVR Acquisition, the issuance of the Warrants, the Rights Offering, the Equity Put, entry into the Management Agreements and the Restructured Land Loan are referred to herein collectively as the "Restructuring Transactions."

        Although the Plan was confirmed by the Bankruptcy Court on August 27, 2010, consummation of the Plan is subject to the satisfaction of certain conditions precedent, including among other things, (i) the Bankruptcy Court shall have authorized the assumption and rejection of certain contracts of the Debtors, (ii) all documents necessary to implement the Restructuring Transactions contemplated by the Plan,

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

including but not limited to the equityholders agreement to be entered into upon emergence from bankruptcy among the Company, its equityholders and its subsidiaries (the "Equityholders Agreement"), the Opco Credit Agreement, the Propco Credit Agreement, the Restructured Land Loan and the Warrants, shall be in form and substance reasonably acceptable to the Debtors, and (iii) all necessary regulatory approvals, including but not limited to necessary approvals of the Nevada Gaming Authorities (as defined herein), will have been obtained (the date upon which the actions described in clauses (i) through (iii) are completed is referred to herein as the "Effective Date"). The Company currently expects that the Effective Date will occur by June 30, 2011, although the Company cannot assure you that the required regulatory approvals will be obtained, that conditions to consummation of the Plan will be satisfied by that date, or at all, or that the Company will be successful in implementing the Plan in the form contemplated, or at all.

        This report is not intended to be, and should not in any way be construed as, a solicitation of votes on the Subsidiary Plan. There can be no assurance that a sufficient percentage or number of lenders will accept the Subsidiary Plan or that the Bankruptcy Court will confirm such plan. In addition, if the Subsidiary Plan is not accepted, confirmed or consummated, there can be no assurance that the Company will be able to successfully develop, prosecute, confirm and consummate a plan of reorganization that is acceptable to the Bankruptcy Court and to the creditors, equity holders and other parties in interest of the GVR Seller and Aliante.

        Following the consummation of the Plan, the Company and certain of the other Debtors will be dissolved and, except to the extent set forth in the Plan, none of New Station, Fertitta Entertainment, FI Station Investor nor any of their respective affiliates will succeed to the assets or liabilities of the Company or the other Debtors.

        This report is not intended to be, and should not in any way be construed as, a solicitation of votes on the Plan. The Plan and the Disclosure Statement have been filed with the Bankruptcy Court and were filed with the Securities and Exchange Commission by the Company on its Current Report on Form 8-K dated July 28, 2010, which is publicly available at http://www.sec.gov. The Company concluded its solicitation of acceptance of the Plan and received its confirmation from the Bankruptcy Court on August 27, 2010. Although the Plan was confirmed by the Bankruptcy Court on August 27, 2010, there can be no assurance that the transactions contemplated by the Asset Purchase Agreement or the Plan will be consummated.

        The Debtors continue to conduct their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

  Accounting for Reorganization

        Accounting Standards Codification ("ASC") Topic 852, Reorganizations ("ASC Topic 852") provides accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code including companies in chapter 11, and generally does not change the manner in which financial statements are prepared. The consolidated financial statements have been prepared on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The Chapter 11 Cases create substantial doubt about Station's ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and the classification of liabilities that might result from the outcome of these uncertainties. In addition, the plan of reorganization could materially change the

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

amounts and classifications reported in the consolidated financial statements, and the accompanying consolidated financial statements do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of the plan of reorganization.

        Station's ability to continue as a going concern is contingent upon, among other things, its ability to (i) generate sufficient cash flow from operations; and (ii) obtain confirmation of a plan of reorganization under the Bankruptcy Code. In the event Station's restructuring activities are not successful and it is required to liquidate, the Company will be required to adopt the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

        ASC Topic 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Case distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As a result, revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business were reported separately as reorganization items in the statements of operations beginning in the quarter ended September 30, 2009. ASC Topic 852 also requires that the balance sheet distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities, and requires that cash used for reorganization items be disclosed separately in the statement of cash flows. Station adopted ASC Topic 852 on July 28, 2009 and has segregated those items as outlined above for all reporting periods subsequent to such date.

  Factors Affecting Comparability

        As a result of the filing of the Chapter 11 Cases, Station is now periodically required to file various documents with (and provide certain information to) the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of federal bankruptcy law. While they accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, and prepared in a format different from that used in Station's financial statements filed under the securities laws. Accordingly, we believe that the substance and format do not allow meaningful comparison with our regular publicly disclosed financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to Station's securities, or for comparison with other financial information filed with the Securities and Exchange Commission.

  DIP Financing

        In connection with the filing of the Chapter 11 Case, on July 31, 2009, the Company entered into a $150 million unsecured, subordinated administrative priority debtor in possession credit agreement (the "DIP Credit Agreement") among the Company, as borrower, Vista Holdings, LLC (a non-debtor subsidiary of the Company) as administrative agent (the "Administrative Agent") and lender, and the lenders party thereto. The DIP Credit Agreement provided for a $150 million revolving credit facility to be funded on a committed basis for so long as Vista Holdings, LLC had cash and cash equivalents on hand in an amount in excess of $100 million. During the three months ended March 31, 2010, the DIP Credit

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Agreement was amended to increase the facility to $185 million. The proceeds of the loans incurred under the DIP Credit Agreement were used for working capital and other general corporate purposes of the Company and were be available for intercompany loans to its subsidiaries during the pendency of the Chapter 11 Case. The DIP Credit Agreement matured on August 10, 2010, and at December 31, 2010 $172 million in advances remained outstanding under the DIP Credit Agreement.

        The Company's obligations under the DIP Credit Agreement are an administrative expense claim in the Chapter 11 Case having pari passu priority with other administrative expense claims, provided that repayment of the loan by the Company shall be subordinate to the full repayment of the lenders under the Company's prepetition Credit Agreement.

        The Company's obligations under the DIP Credit Agreement may be accelerated following certain events of default, including (without limitation) the conversion of any of the Chapter 11 Case to a case under chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code.

        Also, in connection with the filing of the Chapter 11 Case, on July 31, 2009, the Company entered into an Unsecured Revolving Loan Promissory Note in favor of Past Enterprises, Inc. (a non-debtor subsidiary of the Company), pursuant to which Past Enterprises provides to the Company an unlimited revolving credit facility (the "Past Revolving Loan") at an interest rate of 2.78% per annum, the proceeds of which will be used for working capital and other general corporate purposes of the Company and will be available for intercompany loans to its subsidiaries. We still have the ability to borrow under the Past Revolving Loan, and there is no limit on the Company's borrowings under the Past Revolving Loan.

        The Past Revolving Loan matures on the earlier of (i) demand, or (ii) July 31, 2011, and provides for a default rate of interest of 4.78% if principal or interest due thereunder is not paid when due. At December 31, 2010, the outstanding balance due under the Past Revolving Loan totaled $289.3 million. In July 2010, SC Michigan, LLC and MPM Enterprises, LLC received approximately $42.8 million representing a partial repayment of advances on the Gun Lake project. SC Michigan, LLC, a wholly owned subsidiary of Station, received $39.3 million of the $42.8 million and used all of these funds to purchase funded debtor-in-possession loans made to the Company by Past Enterprises (the "SC Michigan Revolving Loan"). At December 31, 2010, the outstanding principal balance due under the SC Michigan Revolving Loan totaled $39.3 million.

        The Company's obligations under the Past Revolving Loan and the SC Michigan Revolving Loan will be administrative expense claims in the Chapter 11 Case having pari passu priority with other administrative expense claims, provided that repayment of the loan by the Company shall be subordinate to the full repayment of the lenders under the Company's prepetition Credit Agreement.

  Merger

        On November 7, 2007, the Company completed the Merger with FCP Acquisition Sub, a Nevada corporation ("Merger Sub"), pursuant to which Merger Sub merged with and into the Company with the Company continuing as the surviving corporation. The Merger was completed pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated as of February 23, 2007 and amended as of May 4, 2007, among the Company, Fertitta Colony Partners LLC, a Nevada limited liability company ("FCP"), and Merger Sub.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

        As a result of the Merger, 24.1% of the issued and outstanding shares of non-voting common stock of the Company are owned by Fertitta Partners LLC, a Nevada limited liability company ("Fertitta Partners"), which is owned by affiliates of Frank J. Fertitta III, Chairman, Chief Executive Officer and President of Station, affiliates of Lorenzo J. Fertitta, Vice Chairman of Station, affiliates of Blake L. Sartini and Delise F. Sartini, and certain officers and other members of management of the Company. The remaining 75.9% of the issued and outstanding shares of non-voting common stock of the Company are owned by FCP Holding, Inc., a Nevada corporation ("FCP HoldCo") and a wholly-owned subsidiary of FCP. FCP is owned by an affiliate of Colony Capital, LLC ("Colony"), affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta and certain officers and other members of management. Substantially simultaneously with the consummation of the Merger, shares of voting common stock of Station were issued for nominal consideration to FCP VoteCo LLC, a Nevada limited liability company ("FCP VoteCo"), which is owned equally by Frank J. Fertitta III, Lorenzo J. Fertitta and Thomas J. Barrack, Jr., the Chairman and Chief Executive Officer of Colony.

        At the effective time of the Merger, each outstanding share of our common stock, including any rights associated therewith (other than shares of our common stock owned by FCP, Merger Sub, FCP HoldCo, Fertitta Partners or any wholly-owned subsidiary of the Company or shares of our common stock held in treasury by us) was cancelled and converted into the right to receive $90 in cash, without interest. Following the consummation of the Merger, the Company is privately owned through FCP HoldCo, Fertitta Partners and FCP VoteCo. Station common stock ceased trading on the New York Stock Exchange at market close on November 7, 2007, and is no longer listed on any exchange or quotation system. The Company's voting common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended.

        The Merger resulted in a greater than 50% control of the Company and was a "business combination" for accounting purposes, requiring FCP, Fertitta Partners, FCP VoteCo and their respective owners (the "Investors"), pursuant to the accounting guidance for business combinations, to record the acquired assets and assumed liabilities at their fair market values as of the acquisition date, resulting in a new basis of accounting. As a result of the Securities and Exchange Commission's rules and guidance regarding "push-down" accounting, the Investors' new accounting basis in our assets and liabilities is reflected in our consolidated financial statements to the extent that the Investors paid cash for the non-voting common stock of the Company as of the consummation of the Merger. Management has deemed it impracticable to determine the individual investors' carryover basis in the shares and has accordingly computed the carryover basis based on the pro rata portion of book value of Station prior to the Merger. For accounting periods subsequent to the Merger, the consolidated financial statements reflect the push down of the Investors' new basis of accounting.

  Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions for items such as slot club program liability, self-insurance reserves, bad debt reserves, estimated useful lives assigned to our assets, asset impairment, derivative instruments, purchase price allocations made in connection with acquisitions and the calculation of the income tax liabilities, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

  Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand at our properties, as well as investments purchased with an original maturity of 90 days or less. As a result of the Chapter 11 Case, the Bankruptcy Court has imposed certain limitations on the use of the Debtors' cash and cash equivalents.

  Restricted Cash

        Restricted cash includes cash reserves required in connection with the Company's financing transactions, treasury management activities, the CMBS Loans, letter of credit collateralization and regulatory reserves for race and sports book operations, and restrictions placed on our cash by the Bankruptcy Court.

  Receivables, Net and Credit Risk

        Receivables, net consist primarily of casino, hotel and other receivables, which are typically non-interest bearing. Receivables are initially recorded at cost, and an allowance for doubtful accounts is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is estimated based on a specific review of customer accounts, historical collection experience, the age of the receivable and other relevant factors. Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received. Management does not believe that any significant concentrations of credit risk existed as of December 31, 2010.

  Inventories

        Inventories are stated at the lower of cost or market. Cost is determined on a weighted-average basis.

  Fair Value of Financial Instruments

        The carrying value of our cash and cash equivalents, restricted cash, receivables and accounts payable approximates fair value primarily because of the short maturities of these instruments. For debt with short-term maturities, the fair value approximates the carrying amount. The fair value of our publicly traded debt securities is based on quoted market prices on or about December 31, 2010, however since all of these debt securities are classified as liabilities subject to compromise as a result of the Chapter 11 Case, they are carried at the expected amount of the allowed claims, which approximates the face value of the securities.

  Property and Equipment and Other Long-Lived Assets

  Property and Equipment

        Property and equipment are initially recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

        We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. We classify items as maintenance capital to differentiate replacement type capital expenditures such as a new slot

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

machine from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Our depreciation expense is highly dependent on the assumptions we make about our assets' estimated useful lives. We determine the estimated useful lives based on our experience with similar assets, engineering studies and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

  Impairment of Property and Equipment and Other Long-Lived Assets

        We evaluate our property and equipment and other long-lived assets for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360-10. For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. As of December 31, 2010 and 2009, our consolidated financial statements reflect all adjustments required under the guidance for accounting for the impairment or disposal of long-lived assets.

        See Notes 4, 6, 7 and 15 for discussions of impairment charges recorded during the years ended December 31, 2010, 2009 and 2008 related to property and equipment and other long-lived assets.

  Capitalization of Interest

        We capitalize interest costs associated with debt incurred in connection with major construction projects. Interest capitalization ceases once the project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with such construction projects, we capitalize interest on amounts expended on the project at our weighted average cost of borrowings. Interest capitalized was approximately $10.1 million, $16.0 million, and $27.1 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

  Goodwill and Other Intangible Assets

        We account for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other ("ASC Topic 350"). See Note 5 for a discussion of impairment charges recorded for the years ended December 31, 2010, 2009 and 2008 related to goodwill and intangible assets.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

  Goodwill

        We test our goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances make it more likely than not that an impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of our 100% owned casino properties is considered to be a reporting unit. Our annual goodwill impairment testing utilizes a two step process. In the first step, we compare the fair value of each reporting unit with its carrying amount, including goodwill.. If the fair value of the reporting unit exceeds its carrying amount, then goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, then the goodwill of the reporting unit is considered to be impaired, and we proceed to the second step of the goodwill impairment test. In the second step, we determine the implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

  Indefinite-lived Intangible Assets

        Our indefinite-lived intangible assets include brands and certain license rights. The fair value of brands is estimated using a derivation of the income approach to valuation, based on estimated royalties saved through ownership of the assets. The fair value of license rights is estimated using market indications of fair value. We test our indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances make it more likely than not that an impairment may have occurred. Our annual impairment test of indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. Indefinite-lived intangible assets are not amortized unless it is determined that their useful life is no longer indefinite. We periodically review our indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If it is determined that an indefinite-lived intangible asset has a finite useful life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset. For the years ended December 31, 2010, 2009, and 2008, none of our indefinite-lived intangible assets were deemed to have a finite useful life.

  Finite-Lived Intangible Assets

        Our finite-lived intangible assets include customer relationship and management contract intangibles. Finite-lived intangible assets are amortized over their estimated useful lives, and we periodically evaluate the remaining useful lives of these intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

        The customer relationship intangible asset refers to the value associated with our rated casino guests. The initial fair value of the customer relationship intangible asset was based on the projected net cash flows associated with these casino guests. Prior to the annual impairment test for the year ended December 31, 2008, we had utilized the income forecast approach as our basis for amortization of the customer relationships intangible assets. The percentage of annual amortization applied each year utilizing

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

the income forecast approach was based on expected future net cash flows associated with our rated casino guests and an expected attrition rate. We believed this approach better reflected the pattern in which the economic benefits of the intangible asset were consumed. The attrition rate was determined in part quantitatively using historical customer data and qualitatively based on the consistency of our rated casino guests which is predominantly Las Vegas local residents as opposed to out of town customers. Subsequent to our annual impairment testing for the year ended December 31, 2008, these intangible assets are being amortized ratably over their estimated useful lives as the expected pattern of consumption no longer accommodates the income forecast approach.

        The customer relationship intangible asset is reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Increased competition within the gaming industry or a downturn in the economy could have an impact on our customer relationship intangible asset. Declines in customer spending which would impact the expected future cash flows associated with our rated casino guests, declines in the number of visitations which could impact the expected attrition rate of our rated casino guests or an erosion of our operating margins associated with our rated casino guest could cause the carrying value of the customer relationship asset to exceed the fair value. In this event an impairment based on the difference between the estimated fair value and the carrying value would be recognized.

        Management contract intangible assets refer to the value associated with management agreements under which we provide management services to various casino properties, including casinos operated by joint ventures in which we hold a 50% equity interest, and certain Native American casinos that we have developed or are currently under development. The fair values of these management contract intangibles are established using discounted cash flow techniques based on estimated future cash flows expected to be received in exchange for providing management services. Management contract intangible assets are amortized ratably over their expected useful lives. We begin amortizing management contract intangible assets when the property begins operations and management fees are being earned.

        We evaluate our finite-lived intangible assets and other long-lived assets for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360-10. For assets to be held and used, we review long-lived assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model.

        Inherent in the calculation of fair values are various estimates. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

  Native American Development Costs

        We incur certain costs associated with development and management agreements entered into with Native American Tribes (the "Tribes"). In accordance with the guidance for accounting for costs and initial rental operations of real estate projects, costs for the acquisition and related development of the land and the casino facilities are capitalized as long-term assets until such time as the assets are transferred to the Tribe at which time a long term receivable is recognized.

        In accordance with the accounting guidance for capitalization of interest costs, we capitalize interest to the project once a "Notice of Intent" (or the equivalent) to transfer the land into trust, signifying that activities are in progress to prepare the asset for its intended use, has been issued by the United States Department of the Interior ("DOI").

        We earn a return on the costs incurred for the acquisition and development of the projects based upon the costs incurred over the development period of the project. In accordance with the guidance for accounting for sales of real estate, we recognize the return when the facility is complete and collectability of the receivable is assured. Due to the uncertainty surrounding the estimated cost to complete and the collectability of the stated return, we defer the return until the gaming facility is complete and transferred to the Tribe and the resulting receivable has been repaid. Repayment of the resulting advances would be from a refinancing by the Tribe, from the cash flow from the gaming facility or both.

        We evaluate our Native American Development Costs for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360-10. We evaluate each project for impairment whenever events or changes in circumstances indicate that the carrying amount of the project might not be recoverable, taking into consideration all available information. Among other things, we consider the status of the project, any contingencies, the achievement of milestones, any existing or potential litigation, and regulatory matters when evaluating our Native American projects for impairment. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted expected future cash flows exceed the carrying value, no impairment is indicated. If the undiscounted expected future cash flows do not exceed the carrying value, then impairment is measured based on the difference between fair value and the carrying value. See Note 8 for a discussion of impairment charges recorded during the year ended December 31, 2009 related to Native American projects.

  Debt Issuance Costs

        Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements and are included in other assets, net on our consolidated balance sheets. In connection with the Chapter 11 Case, in 2009 we wrote off certain debt issuance costs related to debt that is subject to compromise.

  Advertising

        We expense advertising costs the first time the advertising takes place. Advertising expense, which is generally included in selling, general and administrative expenses on the accompanying consolidated statement of operations, was approximately $13.7 million, $13.7 million, and $18.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

  Preopening

        Preopening expenses are expensed as incurred. The construction phase of a major project typically covers a period of 12 to 24 months. The majority of preopening costs are incurred in the three months prior to opening. We incurred preopening expenses of approximately $3.6 million, $5.8 million, and $10.2 million during the years ended December 31, 2010, 2009, and 2008, respectively.

  Derivative Instruments

        From time to time we enter into derivative instruments, typically in the form of interest rate swaps, in order to manage interest rate risks associated with our current and future borrowings. We have adopted the authoritative guidance for accounting for derivative instruments and hedging activities, as amended, to account for our interest rate swaps. The accounting guidance requires us to recognize our derivative instruments as either assets or liabilities in our consolidated balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of a derivative instrument agreement depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Additionally, the difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the agreement.

        For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and the ineffective portion is recorded in the consolidated statement of operations. Derivative instruments that are designated as fair value hedges and qualify for the "shortcut" method under the accounting for derivative instruments and hedging activities, as amended, are allowed an assumption of no ineffectiveness. As such, there is no impact on the consolidated statement of operations from the changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on our consolidated balance sheet with an offsetting adjustment to the carrying value of the related debt. For those derivative instruments that are not designated as hedges for accounting purposes, the change in fair value is recorded in the consolidated statement of operations in the period of change (See Note 12).

        Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period. While we attempt to predict such movements in interest rates and the impact on derivative instruments, such estimates are subject to a large degree of variability which could have a significant impact on our consolidated financial statements.

  Revenues and Promotional Allowances

        We recognize as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. All other revenues are recognized as the service is provided. Additionally, our Boarding Pass and Amigo Club player rewards programs (the "Programs") allow customers to redeem points earned from their gaming activity at all Station and Fiesta properties for complimentary slot play, food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries under the Programs is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed under the Programs is recorded in casino costs and expenses on our consolidated statements of operations. The estimated departmental costs of providing such

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

promotional allowances are included in casino costs and expenses and consist of the following (amounts in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Food and beverage	$62,764	$77,194	$84,843
Room	6,735	8,142	7,548
Other	1,957	2,873	3,596

Total	$71,456	$88,209	$95,987

        We also record a liability for the estimated cost of the outstanding points under the Programs that we believe will ultimately be redeemed. At December 31, 2010 and 2009, $8.4 million and $6.1 million, respectively, were accrued for the cost of anticipated Program redemptions. The estimated cost of the outstanding points under the Programs is calculated based on the total number of points earned but not yet achieving necessary redemption levels, converted to a redemption value times the average cost. The redemption value is estimated based on the average number of points needed to convert to rewards. The average cost is the incremental direct departmental cost for which the points are anticipated to be redeemed. When calculating the average cost we use historical point redemption patterns to determine the redemption distribution between gaming, food, beverage, rooms, entertainment and merchandise as well as potential breakage.

        Management fee revenues earned under our management agreements are recognized when the services have been performed, the amount of the fee is determinable, and collectability is reasonably assured.

  Related Party Transactions

        We have entered into various related party transactions, which consist primarily of lease payments related to ground leases at Boulder Station and Texas Station. We paid approximately $6.7 million, $6.7 million, and $6.5 million for the years ended December 31, 2010, 2009, and 2008, respectively, in connection with these related party ground lease transactions.

        Additionally, we have purchased tickets to events held by Zuffa, LLC ("Zuffa") which is the parent company of the Ultimate Fighting Championship and is owned by Frank J. Fertitta III and Lorenzo J. Fertitta. For the years ended December 31, 2010, 2009 and 2008, we made payments to Zuffa for approximately $0.5 million, $0.7 million, and $0.7 million, respectively, for ticket purchases to, and closed circuit viewing fees of, Ultimate Fighting Championship events. In addition, in September 2008 Zuffa and a wholly-owned subsidiary of the Company entered into a month-to-month license agreement whereby Zuffa has the rights to a previously unused portion at Palace Station for general office and administrative use. Payments received by the Company related to this license agreement totaled approximately $22,000 and $21,000 for the years ended December 31, 2009, and 2008, respectively. There were no payments received from Zuffa under this license agreement during the year ended December 31, 2010. In January 2009, Station subleased its leased aircraft to Zuffa for a period of six months. Payments received by Station in connection with this sublease approximated the amount Station paid for leasing the aircraft, and totaled approximately $0.8 million.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

  Share-Based Compensation

        Effective January 1, 2006, we adopted the accounting guidance for share-based payments, utilizing the modified prospective application. Under the modified prospective application, the accounting guidance applies to new awards and awards that were outstanding on December 31, 2005 that are subsequently modified, repurchased or cancelled. Under the modified prospective application, compensation cost recognized in the year ended December 31, 2006 and subsequent periods includes compensation cost of all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of the accounting guidance, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of the accounting guidance for share-based payments, as revised.

        Equity Awards.    Upon consummation of the Merger, FCP and Fertitta Partners issued Class B Units to an affiliate of Frank J. Fertitta III, Lorenzo J. Fertitta and certain officers of the Company. During the year ended December 31, 2008, Class B units that were previously issued upon consummation of the Merger were transferred to certain officers and management of the Company. Pursuant to the accounting guidance for share-based payments, the unearned share-based compensation related to the Class B Units is amortized to compensation expense over the requisite service period (immediate to five years). The share-based expense for these awards was based on the estimated fair market value of the Class B Units at the date of grant applied to the total number of Class B Units that were anticipated to fully vest and then amortized over the vesting period.

        Also upon consummation of the Merger, FCP and Fertitta Partners issued Class C Units to certain officers and management of the Company. During the year ended December 31, 2008, additional Class C units were issued to certain management of the Company. Pursuant to the accounting guidance for share-based payments, the unearned share-based compensation related to the Class C Units is amortized to compensation expense over the requisite service period (five years). The share-based expense for these awards was based on the estimated fair market value of the Class C Units at the date of grant, applied to the total number of Class C Units that were anticipated to fully vest and then amortized over the vesting period.

  Operating Segments

        The accounting guidance for disclosures about segments of an enterprise and related information requires separate financial information be disclosed for all operating segments of a business. We believe we meet the "economic similarity" criteria established by the accounting guidance and as a result, we aggregate all of our properties into one operating segment. All of our properties offer the same products, cater to the same customer base, are all located in the greater Las Vegas, Nevada area, have the same regulatory and tax structure, share the same marketing techniques and are all directed by a centralized management structure.

  Recently Issued Accounting Standards

        In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-28, Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28").

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Under the amended guidance, for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect adoption of the new guidance to have a material effect on its consolidated financial statements.

        In April 2010, the FASB issued ASU No. 2010-16, Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities, a consensus of the FASB Emerging Issues Task Force. This guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The guidance is effective for reporting periods beginning after December 15, 2010. Since the Company's existing accounting policy for accrual of jackpot liabilities is consistent with the new guidance, the adoption of this guidance will have no impact on the Company's financial statements.

        In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The guidance is effective for reporting periods beginning after December 15, 2009. Accordingly, the Company adopted the new guidance in the first fiscal quarter of 2010. The adoption of this new guidance did not have a material impact on the Company's financial statements.

        A variety of proposed or otherwise potential accounting guidance is currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed accounting guidance, we have not yet determined the effect, if any, that the implementation of such proposed accounting guidance would have on our consolidated financial statements.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Receivables, net

        Components of receivables are as follows (amounts in thousands):

	December 31,
	2010	2009
Casino	$11,669	$15,946
Hotel	6,686	4,068
Management fees	3,246	7,313
Income tax	—	18,655
Due from unconsolidated joint ventures	435	5,420
Other	12,720	8,714

	34,756	60,116
Allowance for doubtful accounts	(10,652)	(10,238)

Receivables, net	$24,104	$49,878

3. Due from/to Unconsolidated Affiliate

        Effective January 1, 2009, a promissory note in the amount of $5.0 million (the "2009 GVR Promissory Note") was executed between GV Ranch Station, Inc. (the consolidated entity that owns our 50% portion of the GVR Seller and the GVR Seller. The 2009 GVR Promissory Note accrued interest at an annual rate of 5.0% and matured on January 1, 2011. The 2009 GVR Promissory Note is subordinate to the GVR Seller's senior secured debt and interest rate swaps. During the three months ended March 31, 2010, events of default occurred related to the GVR Seller's senior secured debt and interest rate swaps. As a result, the Company determined the GVR Promissory Note and the related accrued interest may not be recoverable and accordingly, the note and accrued interest receivable were fully reserved during the three months ended December 31, 2009 and accordingly, the Company recognized a $5.3 million expense in write-downs and other charges, net in our consolidated statements of operations during the year ended December 31, 2009 to fully reserve this receivable.

4. Property and Equipment

        Property and equipment consists of the following (amounts in thousands):

		December 31,
	Estimated life (years)
		2010	2009
Land	—	$413,933	$426,918
Buildings and improvements	10-45	2,161,028	2,200,182
Furniture, fixtures and equipment	3-7	574,030	548,816
Construction in progress	—	20,273	82,062

		3,169,264	3,257,978
Accumulated depreciation and amortization		(663,501)	(534,295)

Property and equipment, net		$2,505,763	$2,723,683

        Depreciation expense was $137.1 million, $153.3 million, and $152.1 million, respectively, for the years ended December 31, 2010, 2009, and 2008. At December 31, 2010 and 2009, substantially all of our property and equipment is pledged as collateral for our long-term debt.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property and Equipment (Continued)

  Impairment Losses

        During the three months ended September 30, 2010, it was determined that a triggering event, as described in the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360-10, had occurred due to developments in our bankruptcy proceedings. We therefore tested the carrying values of our property and equipment for recoverability by comparing the sum of the undiscounted estimated future cash flows of each asset group to its carrying value. For those asset groups where the sum of the undiscounted estimated cash flows did not exceed the carrying value, we measured an impairment based on the excess of carrying value over fair value. Buildings, land, furniture, fixtures and equipment with carrying amounts totaling $88.1 million were written down to their fair values totaling $21.4 million, resulting in an impairment charge of $66.6 million, which was included in our condensed consolidated statements of operations. This impairment charge included $65.9 million for property and equipment of Fiesta Rancho and $0.7 million for property and equipment of other operating properties.

        During the year ended December 31, 2009, we reviewed the carrying values of our property and equipment for impairment because we determined that the Company's restructuring activities and the continuation of the economic downturn constituted indicators of impairment. As a result, we recorded impairment charges totaling $179.4 million for the year ended December 31, 2009, related to property and equipment at certain operating subsidiaries, primarily Texas Station.

        We estimate the fair value of property and equipment using a combination of valuation methods including discounted cash flows and estimated prices for similar assets. These methods typically utilize inputs that are classified as Level 3 under ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820").

5. Goodwill and Other Intangible Assets

        Goodwill primarily represents the excess of total acquisition costs over the fair market value of net assets acquired in the Merger. The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows (amounts in thousands):

	Year ended December 31, 2010
	Balance at beginning of the year	Changes during the year	Balance at end of the year
Goodwill	$2,986,993	$—	$2,986,993
Accumulated impairment losses	(2,802,294)	(60,386)	(2,862,680)

Goodwill, net of accumulated impairment losses	$184,699	$(60,386)	$124,313

	Year ended December 31, 2009
	Balance at beginning of the year	Changes during the year	Balance at end of the year
Goodwill	$2,986,993	$—	$2,986,993
Accumulated impairment losses	(2,620,509)	(181,785)	(2,802,294)

Goodwill, net of accumulated impairment losses	$366,484	$(181,785)	$184,699

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Other Intangible Assets (Continued)

        Intangible assets, net as of December 31, 2010 and 2009 consist of the following:

	December 31, 2010
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Brands	Indefinite	$214,791	$—	$(115,237)	$99,554
License rights	Indefinite	4,531	—	(4,190)	341
Customer relationships	15	268,961	(18,942)	(241,363)	8,656
Management contracts	3-20	521,464	(127,957)	(229,534)	163,973
Other	1	8,654	(8,654)	—	—

		$1,018,401	$(155,553)	$(590,324)	$272,524

	December 31, 2009
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Brands	Indefinite	$214,791	$—	$(115,237)	$99,554
License rights	Indefinite	4,531	—	—	4,531
Customer relationships	15	268,961	(18,297)	(240,849)	9,815
Management contracts	3-20	521,464	(112,595)	(229,534)	179,335
Other	1	8,654	(8,654)	—	—

		$1,018,401	$(139,546)	$(585,620)	$293,235

        The intangible asset for customer relationships refers to the value associated with our rated casino guests. The Company amortizes its finite-lived intangible assets ratably over their estimated useful lives. The aggregate amortization expense for those assets that are amortized under the provisions of ASC Topic 350 was approximately $16.0 million, $53.8 million, and $74.5 million for the years ended December 31, 2010, 2009, and 2008, respectively. Estimated annual amortization expense for intangible assets for the years ended December 31, 2011, 2012, 2013, 2014, and 2015 is anticipated to be approximately $3.8 million, $4.2 million, $23.8 million, $23.8 million, and $23.8 million, respectively.

  2010 Impairment Losses

        During the three months ended September 30, 2010, we determined that a triggering event, as described in ASC Topics 350 and 360, had occurred due to developments in our bankruptcy proceedings, and we therefore tested our goodwill and intangible assets for impairment. We determined that certain of these assets were impaired and we recognized impairment charges in our consolidated statements of operations as described in more detail below.

        We tested the goodwill of each of our reporting units for impairment by comparing the carrying value of each reporting unit, including goodwill, with its fair value. For reporting units where carrying value exceeded fair value, we measured the implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to the assets and liabilities of the unit, as if the reporting unit had been acquired in a business combination. Where the carrying value of a reporting unit's goodwill exceeded its implied fair value, we recognized an impairment loss in an amount equal to that excess. During the three

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Other Intangible Assets (Continued)

months ended September 30, 2010, goodwill of our Santa Fe Station and Boulder Station reporting units with a carrying amount of $184.7 million was written down to its implied fair value of $124.3 million, resulting in an impairment charge of $60.4 million. As a result of these interim goodwill impairment charges recognized during the three months ended September 30, 2010, our annual goodwill impairment testing as of October 1, 2010 resulted in no additional impairment charges. The fair value of each reporting unit is estimated using the expected present value of future cash flows along with value indications provided by the current valuation multiples of comparable publicly traded companies, which are generally classified as Level 3 inputs under ASC Topic 820.

        We tested our finite-lived intangible assets for impairment by comparing their carrying values with their fair values, and for those with carrying values that exceeded their fair values, impairment was recognized based on the excess of carrying value over fair value. Customer relationship intangible assets with carrying values totaling $8.6 million were written down to their fair value of $8.1 million, resulting in an impairment charge of $0.5 million. We estimated the fair value of our customer relationship intangible assets using a discounted cash flow model based on Level 3 inputs under ASC Topic 820.

        During the year ended December 31, 2010, we decided to discontinue the exclusivity arrangement associated with one of our indefinite-lived license right intangibles, which had a carrying value of $1.0 million. As a result, we determined that this asset had become fully impaired and we recorded an impairment charge equal to the carrying value of this asset. In addition, during our interim impairment testing we determined that a license asset with a carrying value of $3.5 million was impaired, primarily as a result of changes in its potential utilization, therefore we wrote this asset down to its estimated fair value of $0.3 million and recognized a $3.2 million impairment charge. We estimated the fair value of the license asset based on solicited offers and comparable asset sales estimates, which are Level 3 inputs under ASC Topic 820

  2009 Impairment Losses

        During the year ended December 31, 2009, we determined that the Company's restructuring activities and the continuation of the economic downturn constituted indicators of impairment, and we therefore tested our finite-lived intangible assets for impairment. As a result, we wrote down certain customer relationship intangible assets with carrying values totaling $22.5 million to their fair value of $9.9 million. Likewise, our brands with carrying amounts totaling $129.2 million were written down to their fair values of $99.6 million. As a result, we recognized impairment losses totaling $12.6 million and $29.7 million, respectively, for our customer relationship and brand intangibles. The impairment of our brands and customers relationships is the result of the ongoing recession which has resulted in decreased projected cash flow estimates, decreased valuation multiples for gaming assets due to the current market conditions and higher discount rates resulting from turmoil in the credit markets. The concentration of our customer base in the Las Vegas valley, where the impact of the recession has been particularly significant, has negatively impacted our projected cash flow estimates.

        In addition, during the year ended December 31, 2009, as a result of decreases in the projected revenue streams for certain of our managed properties, management contract intangible assets with carrying values totaling $258.7 million were written down to their fair values totaling $45.8 million. The majority of the management contract impairment charge related to our contracts to manage Green Valley Ranch, Aliante Station, and Gun Lake.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Other Intangible Assets (Continued)

        As a result of our annual goodwill impairment testing for the year ended December 31, 2009, goodwill of certain of our reporting units, primarily Boulder Station, Santa Fe Station and Sunset Station, with a total carrying amount of $366.5 million was written down to its implied fair value of $184.7 million, resulting in an impairment charge of $181.8 million.

  2008 Impairment Losses

        In conjunction with our annual impairment testing for the year ended December 31, 2008, we determined that an impairment of the goodwill recorded in conjunction with the Merger of approximately $2.6 billion existed company-wide, which was recorded in impairment of goodwill on our consolidated statements of operations.

6. Land Held for Development

        As of December 31, 2010, we had $240.8 million of land held for development consisting primarily of eleven sites that are owned or leased, which includes 368 acres in the Las Vegas valley, 772 acres in northern California and 200 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 77 acres of land (96 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 71 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 58 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 58 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue, and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center. During the year ended December 31, 2010, options to purchase approximately 10 acres of land near the Wild Wild West expired, and we wrote off the $9.0 million carrying value of the related asset.

        In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our consolidated balance sheets at December 31, 2010 or 2009. In March 2011, we were notified by the lessor that the lease had been terminated. We are currently in negotiations regarding possible modifications to this lease, however we can provide no assurance that we will be able to reach an agreement with the lessor.

        Our decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of acceptable financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that we will be able to proceed with any particular project.

  Impairment Loss

        During the year ended December 31, 2010, it was determined that a triggering event, as described under the accounting guidance for impairment or disposal of long-lived assets, had occurred due to developments in our bankruptcy proceedings. As a result, we tested our land held for development by comparing the estimated future cash flows for each land parcel, on an undiscounted basis, to its carrying value. For certain land parcels, primarily those located in the Las Vegas valley, the carrying value was

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Land Held for Development (Continued)

higher. As a result, we recorded an impairment loss of $114.4 million to write down the carrying value of those parcels totaling $308.6 million to their fair values totaling $194.1 million. Included in the impairment charge was a $49.6 million write-off of capitalized project costs related to the impaired parcels. The fair value of our land held for development is estimated using traditional real estate valuation techniques, primarily the sales comparison approach, utilizing inputs classified as Level 3 under ASC Topic 820.

        As a result of the continuing recession and its significant impact on real estate values, we reviewed our land held for development for impairment during the year ended December 31, 2009 and determined that impairments existed for a number of land parcels in the Las Vegas valley, Reno, Nevada, and northern California. As a result, we recorded impairments totaling $617.4 million in impairment of other assets in our consolidated statements of operations to write down the carrying value of these parcels totaling $918.2 million to their fair values totaling $300.9 million.

  Gain (Loss) on Land Disposition

        During the year ended December, 2010, we recognized a $0.1 million gain on disposal of a real estate parcel in the Las Vegas valley. During the year ended December 31, 2009, we recorded a loss on land disposition of $5.1 million related to a parcel of land in Reno, Nevada that had previously been held for development.

7. Investments in Joint Ventures

        We have various investments in 50% owned joint ventures, and a 6.7% investment in a joint venture that owns the Palms Casino Resort in Las Vegas, Nevada, which are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by our share of earnings, losses and distributions of the joint ventures, and the carrying value of investments may be reduced below zero, resulting in a deficit investment balance, when the investor is committed to provide further financial support for the investee. Our investment balances also include any fair value adjustments recorded in conjunction with the Merger described in Note 1 and adjustments related to impairment

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investments in Joint Ventures (Continued)

charges. As of December 31, 2010 and 2009, we have received distributions in excess of our equity earnings. Investments in joint ventures consist of the following (amounts in thousands):

	December 31,
	2010	2009
Green Valley Ranch (50.0%) (a)	$—	$4,310
Palms Casino Resort (6.7%)	—	—
Barley's (50.0%)	4,756	4,852
Wildfire Lanes (50.0%)	760	1,257
The Greens (50.0%) (b)	—	70

Investments in joint ventures	$5,516	$10,489

Green Valley Ranch (50.0%) (a)	$(38,258)	$—
The Greens (50.0%) (b)	(163)	—
Aliante Station (50.0%) (c)	(306,346)	$(38,389)
Rancho Road and Richfield Homes (50.0%) (d)	—	(104,659)

Deficit investments in joint ventures	$(344,767)	$(143,048)

(a)
As a result of the losses recognized by Green Valley Ranch during the years ended December 31, 2010, 2008, and 2009, and animpairment of our joint venture investment recognized during the year ended December 31, 2009, our investment in Green Valley Ranch at December 31, 2010 reflects a deficit of approximately $38.3 million.

(b)
As a result of the operating losses recognized by The Greens during the year ended December 31, 2010 and distributions in excess of equity earnings, our investment in The Greens at December 31, 2010 reflects a deficit of approximately $0.2 million, which is recorded as a long-term liability on our consolidated balance sheets.

(c)
As a result of the ongoing losses of Aliante Station, including impairment losses of approximately $466.5 million recognized by Aliante Station during 2010, and an impairment of our joint venture investment recognized during 2008, our investment in Aliante Station at December 31, 2010 and December 31, 2009 reflects a deficit of approximately $306.3 million and $38.4 million, respectively.

(d)
As a result of the significant decline in real estate values in the Las Vegas valley, Rancho Road recorded an impairment charge related to its land held for development during the year ended December 31, 2009, and our investment in Rancho Road at December 31, 2009 reflects a deficit of approximately $104.7 million. Effective January 1, 2010, Richfield Homes joint venture was formed by the members of Rancho Road, and certain assets of Rancho Road were contributed to Richfield Homes. During the three months ended December 31, 2010, we recorded an impairment charge of $16.3 million related to our investment in Richfield Homes. In early November 2010, Rancho Road and Richfield Homes disposed of substantially all of their assets. In connection with the asset disposal, the Company received a distribution of $3.5 million. These entities were dissolved during the three months ended December 31, 2010, and as a result of the deficit carrying value of our investment in Rancho Road, we recognized a gain on disposal for the

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investments in Joint Ventures (Continued)

  year ended December 31, 2010 of $124.2 million. We recognized no gain or loss upon the dissolution of Richfield Homes joint venture.

        As a result of the Merger, our investments in joint ventures balance as of December 31, 2007 differed from our ownership equity in these investments by $217.3 million due to the allocation of the purchase price to these investment accounts. Differences between our investments in joint ventures balance and the Company's underlying equity in the joint ventures attributable to land, goodwill and indefinite-lived intangible assets are not amortized. Differences attributable to depreciable assets and finite-lived intangible assets are amortized based on the estimated useful lives of the related assets and recorded in earnings from joint ventures on our consolidated statement of operations. During the years ended December 31, 2009 and 2008, we recorded approximately $0.1 million and $2.8 million, respectively, of depreciation and amortization related to these assets. As a result of the depreciation and amortization expense recorded during the years ended December 31, 2009 and 2008, and impairment losses recorded during 2009 discussed below, these differences were fully written off as of December 31, 2009.

        On March 9, 2011, the GVR Purchaser, an indirect subsidiary of New Station, and the GVR Seller entered into the GVR Asset Purchase Agreement, pursuant to which the GVR Purchaser will purchase substantially all of the assets and assume certain specified liabilities of the GVR Seller for $500 million through a prepackaged plan of reorganization. The consummation the GVR Asset Purchase Agreement and the proposed plan of reorganization is subject to the acceptance of the plan by the lenders under GVR Seller's first lien credit agreement, and there can be no assurance as to when or if the necessary approvals will be obtained.

        On March 22, 2011, Aliante Gaming, LLC ("Aliante") launched a solicitation of approvals by the lenders under its credit facility for a plan of reorganization (the "Aliante Plan") in which each of the lenders under the credit facility would receive its pro rata share of 100% of the equity interests in the reorganized Aliante and its pro rata share of a new $45 million senior secured credit facility to be entered into upon consummation of the Aliante Plan. If Aliante obtains the requisite approvals of its lenders pursuant to the solicitation of acceptances of the Aliante Plan, Aliante will seek confirmation of the Aliante Plan chapter 11 of title 11 of the United States Code by the United States Bankruptcy Court for the District of Nevada in Reno, Nevada. In addition, in connection with the proposed restructuring of Aliante, Aliante and the steering committee of lenders under the Aliante credit facility are in discussions with third parties regarding a management agreement relating to the operation of Aliante during the pendency of the proposed chapter 11 case and following the consummation of the Aliante Plan.

  Impairment Loss

        In connection with our interim impairment testing during the three months ended September 30, 2010, we reviewed the carrying value of our investments in joint ventures for impairment because we determined that indicators of impairment existed. We compared the estimated future cash flows of the assets, on an undiscounted basis, to the carrying values of the assets as required by the accounting guidance for impairment or disposal of long-lived assets. As a result, we recorded impairment charges totaling $16.3 million to reduce the $19.8 million carrying value of our investment in Richfield Homes to its fair value of $3.5 million. The fair values of our investments in joint ventures were estimated using discounted cash flow techniques based on Level 3 inputs under ASC Topic 820.

        During the year ended December 31, 2009, it was determined that due to the ongoing recession and its impact on our estimated future cash flows from our investments in joint ventures, a triggering event, as

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investments in Joint Ventures (Continued)

described under the accounting guidance for the impairment or disposal of long-lived assets, had occurred related to certain of our investments in joint ventures. As a result, we compared the estimated future cash flows of each of our investments in joint ventures, on an undiscounted basis, to the carrying value. The carrying values for our investments in certain joint ventures, primarily Green Valley Ranch, were higher and as such, we recorded impairment losses totaling approximately $30.0 million to reduce the carrying values of our investments in these joint ventures totaling $37.2 million to their fair values totaling $7.2 million.

        Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	December 31,
	2010	2009
Current assets	$113,439	$78,715
Property and equipment and other assets, net	1,044,629	1,775,436
Current liabilities	1,362,724	492,344
Long-term debt and other liabilities	499,990	1,356,243
Shareholders' equity	(704,646)	5,564

        Summarized results of operations for the joint ventures are as follows (amounts in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net revenues	$411,861	$459,688	$520,203
Operating costs and expenses	935,529	736,647	469,973

Operating income	(523,668)	(276,959)	50,230
Interest and other expense, net	(174,934)	(114,141)	(128,298)

Net (loss) income	$(698,602)	$(391,100)	$(78,068)

        Our share of the operating (losses) earnings from these joint ventures is shown as a separate line item after operating income on our consolidated statements of operations. For the year ended December 31, 2010 and 2009, operating losses from joint ventures includes charges of $233.3 million and $124.9 million, respectively, related to recognizing our 50% share of impairment charges recorded by Aliante Station in 2010 and Rancho Road, LLC and Aliante Station in 2009. Our share of interest and other expense from these joint ventures is shown as a separate component under other expense on our consolidated statements of operations, which also includes our 50% share of the joint ventures' mark-to-market valuation of their interest rate swaps that are not designated as hedging instruments. The following table identifies the total equity (losses) earnings from joint ventures (amounts in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Operating (losses) earnings from joint ventures	$(248,495)	$(127,643)	$17,020
Interest and other expense from joint ventures	(66,709)	(40,802)	(47,643)

Net losses from joint ventures	$(315,204)	$(168,445)	$(30,623)

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Native American Development

  The Federated Indians of Graton Rancheria

        In April 2003, the Company entered into development and management agreements with the Federated Indians of Graton Rancheria (the "FIGR"), a federally recognized Native American tribe. Pursuant to those agreements, Station will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected Station to assist them in designing, developing and financing their project, and upon opening Station will manage the facility on behalf of the FIGR. The management agreement has a term of seven years from the date of the opening of the project. Under the terms of the management agreement, Station will provide training to the FIGR such that they may assume responsibility for managing the facility upon expiration of the seven-year term of the agreement. Station will receive a management fee equal to 24% of the facility's net income in years 1 through 4 and 27% of the facility's net income in years 5 through 7. Station will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

        Under the agreements, Station has agreed to provide certain advances for the development of the project, including, but not limited to monthly payments to the FIGR, professional fees, consulting services, mitigation costs and design and pre-construction services fees.

        As described in the record of decision for the environmental impact statement, the project would include approximately 175,000 square feet of casino space, 196,000 square feet of non-casino space, including a 200-room hotel, banquet and meeting space, spa, fitness center, multiple bars, a food court and various dining options.

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park under which the FIGR would provide certain funding to the city, schools and nonprofit organizations over 20 years in exchange for the city's support of the casino project.

        In August 2005, Station purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, Station purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. The site is easily accessible via Wilfred Avenue and Business Park Drive, and will have multiple points of ingress and egress. In March 2008, it was determined that approximately 254 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Station. Over the period of May 2007 through June 2008, Station purchased an additional 11 acres of land adjacent to the 23 acre site, bringing the total land retained for development by Station to 34 acres.

        On May 7, 2008, the Department of Interior ("DOI") published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of the FIGR. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, the Stop The Casino 101 Coalition and certain individuals filed a complaint (the "Complaint") in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint sought judicial review of the Determination. On November 17, 2008, the federal defendants and the FIGR filed their respective motions to dismiss the compliant for lack of jurisdiction and failure to state a claim. In response, the plaintiffs filed a motion for leave to amend their complaint which was granted on January 26, 2009. The DOI and the FIGR filed motions to dismiss the amended complaint on February 20, 2009, and on March 27, 2009, a hearing was held to argue such motions. On April 21, 2009, the DOI and FIGR's motions to dismiss were granted. On June 8, 2009, the plaintiffs filed an appeal (the

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Native American Development (Continued)

"Appeal") in the United States Court of Appeals for the Ninth Circuit (the "Court of Appeals"), and the DOI agreed to voluntarily stay the taking of the site into trust pending resolution of the Appeal. The plaintiffs filed their opening briefs on October 26, 2009. On November 4, 2009, the DOI filed an unopposed motion to expedite the oral argument. The DOI and FIGR then filed their answering briefs on November 25, 2009. The plaintiffs responded by filing reply briefs on December 28, 2009. The court clerk initially rejected the motion to expedite oral arguments, but following FIGR's motion for reconsideration, the court scheduled oral arguments for April 15, 2010. Oral arguments were heard on April 15, 2010, and on June 3, 2010, the Court of Appeals affirmed the district court's dismissal of the Complaint. On July 19, 2010, the plaintiffs filed a petition for rehearing en banc. The Court of Appeals denied plaintiffs' petition on August 11, 2010.

        On October 1, 2010, the Bureau of Indian Affairs of the U.S. Department of the Interior (the "BIA") accepted approximately 254 acres of land owned by Station into trust on behalf of the FIGR for the development of the project by Station and the FIGR. In connection with the development of the project, it is expected that the FIGR will enter into memoranda of understanding with, among others, Sonoma County, California and the California Department of Transportation relating to mitigation measures such as contributions toward the costs for infrastructure improvements and public services required as a result of the development and operation of the planned project.

        On February 19, 2009, a Notice of Availability of a Final Environmental Impact Statement was filed in the Federal Register. On October 15, 2010, the NIGC published notice in the Federal Register that it had issued the Record of Decision approving the Environmental Impact Statement for the project, thereby completing the environmental process for the project.

        On October 1, 2010, the NIGC informed Station and the FIGR that the NIGC approved the management agreement by and between the FIGR and Station for Class II gaming at the planned gaming and entertainment facility. Class II gaming includes games of chance such as bingo, pull-tabs, tip jars and punch boards (and electronic or computer-aided versions of such games), and non-banked card games. A banking game is one in which players compete against the licensed gaming establishment rather than against one another. The FIGR and Station may also pursue approval of Class III gaming, which would permit casino-style gaming at the planned facility, including banked table games, such as blackjack, craps and roulette, and gaming machines such as slots, video poker, lotteries and pari-mutuel wagering. Pari-mutuel wagering is a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers. Class III gaming would require an approved compact (a "Class III Gaming Compact") with the State of California and approval by the NIGC of a modification to the existing management agreement, or a new management agreement permitting Class III, or casino-style, gaming. There can be no assurances that the project will be able to obtain, in a timely fashion or at all, the approvals from the State of California and the NIGC that are necessary to conduct Class III, or casino-style, gaming at the facility.

        Under the terms of the development agreement, Station will assist the FIGR in obtaining third-party financing for the project, however we do not expect such financing will be obtained until shortly before the project is under construction, and as such, the timing of obtaining the financing is uncertain. Prior to obtaining third-party financing, Station will contribute significant financial support to the project. The Company began capitalizing expenditures toward the project in 2003. Through December 31, 2010, Station has advanced approximately $147.7 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included in Native American development costs on the Company's consolidated balance sheets. Funds advanced by Station

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Native American Development (Continued)

are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. Station's advances to the FIGR bear interest at the rate of prime plus 1.5%. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. Through December 31, 2010, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

        The following table outlines the status at December 31, 2010 of each of the following critical milestones necessary to complete the FIGR project.

As of December 31, 2010
Federally recognized as a tribe by the US Government's Bureau of Indian Affairs (BIA)	Yes
Date of recognition	Recognition was terminated during the 1950's and was restored on December 27, 2000
Tribe has possession of or access to usable land upon which the project is to be built	Yes
Status of obtaining regulatory and governmental approvals:
Tribal-State Compact	Not required for Class II gaming; compact will be pursued for Class III gaming.
Approval of gaming compact by DOI	No
Approval of management agreement by NIGC	Yes
Date	October 1, 2010
DOI accepting usable land into trust on behalf of the tribe	Yes
Date	October 1, 2010
Gaming licenses:
Type	Class II
Number of gaming devices allowed	N/A
County agreement	No
Other agreements	Memorandum of Understanding with City of Rohnert Park
Date	October 2003

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Native American Development (Continued)

  North Fork Rancheria of Mono Indian Tribe

        In March 2004 the Company entered into development and management agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. The management agreement has a term of seven years from the opening of the facility, and under the agreement, Station will provide training to the MITCR such that they may assume responsibility for managing the facility upon the expiration of the agreement. Station will receive a management fee of 24% of the facility's net income.

        As currently contemplated, the project includes the development of an approximately 472,000 square foot hotel and casino resort and associated facilities, which would include a main gaming hall, a 200-room hotel, various dining options, retail space and banquet/meeting space. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the management agreement by the NIGC.

        On April 28, 2008, the Mono and the State of California entered into a tribal-state Class III gaming compact permitting casino-style gaming. The compact is subject to approval by the California Legislature and, if approved, will regulate gaming at the Mono's proposed gaming and entertainment project to be developed on the site. No assurances can be provided as to whether the California Legislature will approve the compact.

        On August 6, 2010, the BIA published notice in the Federal Register that the environmental impact statement for the Mono's casino and resort project has been finalized and is available for review. Prior to the land being taken into trust, the BIA must publish a record of decision concerning the environmental impact statement and the Secretary must make the decision that the land should be taken into trust.

        Under the terms of the development agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining third-party financing, we will contribute significant financial support to the project. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. We began capitalizing reimbursable advances related to this project in 2003. Through December 31, 2010, we have advanced approximately $16.4 million toward the development of the project, primarily to complete the environmental impact study and secure real estate for the project, which is included in Native American development costs on the Company's consolidated balance sheets. Reimbursable advances by Station to the Mono bear interest at the prime rate plus 1.5%. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through December 31, 2010, none of these payments had been made. The timing of this type of project is difficult to predict, and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when, or if, these approvals will be obtained.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Native American Development (Continued)

        The following table outlines the status at December 31, 2010 of each of the critical milestones necessary to complete the Mono project.

As of December 31, 2010
Federally recognized as a tribe by the US Government's Bureau of Indian Affairs (BIA)	Yes
Date of recognition	Terminated in 1961; restored in 1983
Tribe has possession of or access to usable land upon which the project is to be built	Yes, Station has acquired usable land for the development of this project on behalf of the Mono.
Status of obtaining regulatory and governmental approvals:
Tribal-State Compact	Pending ratification by California Legislature
Approval of gaming compact by DOI	No
Approval of management agreement by NIGC	No
DOI accepting usable land into trust on behalf of the tribe	No
Gaming licenses:
Type	Class III gaming being pursued
Number of gaming devices allowed	N/A

  Mechoopda Indian Tribe

        In January 2004 Station entered into development and management agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, Station agreed to assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California.

        Under the terms of the development agreement, Station agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by Station are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. Station's advances to the MITCR bear interest at prime plus 2%. Through December 31, 2010, the Company has advanced approximately $11.9 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included in Native American development costs on the Company's consolidated balance sheets. In addition, Station agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. Through December 31, 2010, $50,000 of these payments had been made and were expensed as incurred. As of December 31, 2010, we have discontinued funding for the development of the facility and anticipate

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Native American Development (Continued)

terminating the development agreement. Given the recent recession and thus the revised expected potential of the project, we have written off the long-term asset associated with this project.

  Gun Lake Tribe

        We manage the Gun Lake Casino in Allegan County, Michigan, which opened in February 2011, on behalf of the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe.

        On November 13, 2003, Station agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). MPM has entered into development and management agreements with the Gun Lake Tribe, pursuant to which MPM agreed to assist the tribe in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. Gun Lake Casino, is located on approximately 147 acres on U.S, Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan, and includes approximately 1,400 slot machines, 28 table games and various dining options.

        The Sixth Amended and Restated Management Agreement (the "Gun Lake Management Agreement") has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM operating agreement, Station's portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

        MPM is considered a variable interest entity under the provisions of ASC Topic 810, Consolidation ("ASC Topic 810"). Under the terms of the MPM Operating Agreement, Station is required to provide the majority of MPM's financing. At December 31, 2010, Station's loans to MPM total approximately $13.6 million and financing provided by MPM's other members, investors and banks totals approximately $5.4 million. The creditors of MPM have no recourse to the general credit of Station. Based on a qualitative analysis, we believe Station directs the most significant activities that impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that could potentially be significant to MPM, therefore we believe Station is the primary beneficiary of MPM as defined in ASC Topic 810. As a result, we consolidate MPM in our consolidated financial statements.

  Impairment of Native American Project Costs and Related Capitalized Interest

        During the year ended December 31, 2009, we determined that a total of $13.0 million in advances and capitalized interest related to the MITCR Native American development agreement was not recoverable, and the carrying value of the project was written down to its fair value, which approximated the fair value of the land. The fair value of the land is included in land held for development in our consolidated balance sheets at December 31, 2010 and 2009, respectively. The fair value of the land was estimated using traditional real estate valuation techniques based on Level 3 inputs under ASC Topic 820.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Management Fees

        Station is the managing partner for Green Valley Ranch, Aliante Station, Barley's, The Greens and Wildfire Lanes and receive a management fee equal to 2% of net revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Green Valley Ranch and Aliante Station and 10% of EBITDA from Barley's, The Greens and Wildfire Lanes. During the year ended December 31, 2010, Station did not recognize management fee revenue for Green Valley Ranch and Aliante Station due to debt-related cash restrictions in place at those properties.

        Station previously managed Thunder Valley under a seven-year management agreement with the United Auburn Indian Community which expired in June 2010 and was not renewed. Under this agreement, Station received a management fee equal to 24% of net income (as defined in the management agreement).

        Management fees are included in net revenues on Station's consolidated statements of operations. Management fees earned under Station's management agreements are recognized in revenue when the services have been performed, the amount of the fee is determinable, and collectability is reasonably assured.

10. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	December 31,
	2010	2009
Accrued payroll and related	$26,416	$20,973
Accrued gaming and related	27,040	25,705
Other accrued expenses and current liabilities	38,812	44,998

Total accrued expenses and other current liabilities	$92,268	$91,676

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt and Liabilities Subject to Compromise

        Long-term debt consists of the following (amounts in thousands):

	December 31,
	2010	2009
CMBS mortgage loan and related mezzanine financings, due November 12, 2010, interest at a margin above LIBOR (5.8% and 5.7% at December 31, 2010 and 2009, respectively) (a)(b)	$2,475,000	$2,475,000
Land Loan, due February 7, 2011, interest at a margin above LIBOR or Alternate Base Rate (8.5% and 6.5% at December 31, 2010 and 2009, respectively)	242,032	242,032
Revolver, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (5.2% and 5.2% at December 31, 2010 and 2009, respectively) (b)	631,107	628,237
Term Loan, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (4.9% and 4.7% at December 31, 2010 and 2009, respectively) (b)	242,500	245,000
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2009 (b)	450,000	450,000
7 3/4% senior notes, interest payable semi-annually, principal due August 15, 2016, callable August 15, 2011 (b)	400,000	400,000
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2009 (b)	442,000	442,000
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2009 (b)	660,000	660,000
6 5/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2018, callable March 15, 2011 (b)	300,000	300,000
Other long-term debt, weighted-average interest of 5.7% and 7.9% at December 31, 2010 and 2009, respectively, maturity dates ranging from 2010 to 2020	79,116	79,789

Total long-term debt	5,921,755	5,922,058
Current portion of long-term debt	(242,366)	(242,347)
Long-term debt subject to compromise (b)	(5,670,730)	(5,670,370)

Total long-term debt, net	$8,659	$9,341

(a)
Prior to the maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension.

(b)
Certain long-term debts are subject to compromise as a result of the Chapter 11 Case and are classified as liabilities subject to compromise in our consolidated balance sheet at December 31, 2010 as described below.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt and Liabilities Subject to Compromise (Continued)

  Liabilities Subject to Compromise

        Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors without approval of the Court. In accordance with ASC Topic 852, these liabilities are classified as liabilities subject to compromise in our consolidated balance sheets as of December 31, 2010 and December 31, 2009, and are adjusted to the expected amount of the allowed claims, even if they may be settled for lesser amounts. The expected amount of the allowed claims for certain liabilities subject to compromise differ from their prepetition carrying amounts mainly as a result of the write-off of approximately $185.7 million in debt discounts during the year ended December 31, 2009 and the reversal of approximately $88.6 million in nonperformance risk adjustments that had previously been included in the pre-petition fair values of the interest rate swap liabilities in accordance with ASC Topic 820. Adjustments to the claims may result from negotiations, payments authorized by the Court, interest accruals, or other events. It is anticipated that such adjustments, if any, could be material. As of December 31, 2010 and December 31, 2009, respectively, certain pre-petition liabilities included in liabilities subject to compromise have been reduced or increased as a result of the payment of certain accounts payable and notes payable as allowed by the court, the determination that certain liabilities are no longer subject to compromise, and as a result of non-cash adjustments of the expected amount of the allowed claims related to interest rate swap liabilities. In addition, during the year ended December 31, 2010, a $6.2 million settlement liability related to a pre-petition litigation matter was recorded. Liabilities subject to compromise are subject to the treatment set forth in the Joint Plan of Reorganization. Liabilities subject to compromise are classified separately from long-term obligations and current liabilities on the accompanying consolidated balance sheets.

        The following table summarizes the components of liabilities subject to compromise (in thousands):

	December 31,
	2010	2009
CMBS mortgage loan and related mezzanine financings	$2,475,000	$2,475,000
Revolver and term loan	873,607	873,237
6% senior notes	450,000	450,000
7 3/4% senior notes	400,000	400,000
6 1/2% senior subordinated notes	442,000	442,000
6 7/8% senior subordinated notes	660,000	660,000
6 5/8% senior subordinated notes	300,000	300,000
Other long-term debt	70,123	70,133
Interest rate swaps	144,003	141,793
Accrued interest	143,854	142,562
Payroll, benefits and related liabilities	30,258	25,330
Accounts payable and other liabilities	8,976	4,054

Total liabilities subject to compromise	$5,997,821	$5,984,109

  Interest Expense

        In accordance with ASC Topic 852, interest expense is recognized only to the extent that it will be paid during the bankruptcy proceeding or that it is probable that it will be an allowed claim. Currently the

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt and Liabilities Subject to Compromise (Continued)

Company is not accruing interest for the senior notes, the senior subordinated notes or the mezzanine financings. As a result, post-petition interest expense is lower than pre-petition interest expense. The write-off of debt discounts and deferred debt issue costs related to liabilities subject to compromise also reduces post-petition interest expense as there are no longer any non-cash amortization charges related to these items.

  CMBS Loans

        In connection with the Merger, on November 7, 2007, a number of wholly-owned unrestricted direct and indirect subsidiaries of Station (collectively, the "CMBS Borrower") entered into a mortgage loan and related mezzanine financings in the aggregate principal amount of $2.475 billion (the "CMBS Loans"), for the purpose of financing the Merger consideration payable to the Company's stockholders upon consummation of the Merger and paying fees and expenses incurred in connection with the Merger.

        The CMBS Loans are secured by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") and matured in November 2010. Prior to the 2009 maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension. Interest on the CMBS Loans is equal to one-month LIBOR plus 5.3% per annum, which includes an additional 3.0% default rate. As a result of the Chapter 11 Case, interest due on the mezzanine financings is not being remitted to the mezzanine lenders. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased interest rate caps with a combined notional amount of $1.11 billion and a cap rate of 5.8% for an initial premium of $3.6 million. The initial premium was recorded in other assets and, in accordance with the authoritative guidance for accounting for derivative instruments and hedging activities, was marked to market at each reporting period. The interest rate caps expired in November 2010. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion in which the borrower paid a fixed rate of approximately 5.3% and received one-month LIBOR, terminating in November 2012. This interest rate swap was early terminated during the three months ended December 31, 2009 (see Note 12—Derivative Instruments).

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined. In addition, the CMBS Loan Documents contain a requirement that if the CMBS Borrower fails to maintain a minimum lease coverage ratio of 1.15 to 1.00 during two consecutive fiscal quarters, 80% of the funds available following the payment of all amounts and reserves required to be made pursuant to the CMBS Loan Documents be deposited into an account for the benefit of the lenders instead of permitting distribution of such funds to the Company. As of December 31, 2010, we were not in compliance with the lease coverage ratio. In a letter dated April 6, 2009 to the CMBS Borrower, certain lenders under the CMBS Loans alleged that the CMBS Borrower had not calculated the lease coverage ratio in accordance with the CMBS Loan Documents for the quarters ended September 30, 2008 and December 31, 2008 and further alleged that the CMBS Borrower would not have been in compliance with the minimum lease coverage ratio if the lease coverage ratio had been properly

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt and Liabilities Subject to Compromise (Continued)

calculated. As a result, those lenders instituted a block against the release of 80% of the funds available following the payment of all amounts and reserves due under the CMBS Loans and instructed our depository bank to hold such funds in a collateral account for the benefit of the lenders. As a result of the Chapter 11 Case, the block against the release of funds increased to 100% of the funds available following the payment of all amounts and reserves due under the CMBS Loans. The total amount deposited in the collateral account in relation to this block was $179.4 million and $78.7 million at December 31, 2010 and 2009, respectively, which is reflected in restricted cash on our consolidated balance sheets.

  Land Loan

        On February 7, 2008, CV Propco, LLC, a wholly-owned, indirect unrestricted subsidiary of Station, as borrower, entered into a $250 million delay-draw term loan which is collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan"). The Land Loan contains no principal amortization and matured on February 7, 2011. At closing, $200 million was drawn with the remaining $50 million drawn in June 2008. The proceeds were used to fund a distribution to Station, establish an interest reserve and pay transaction expenses. Borrowings under the Land Loan bear interest at LIBOR plus 5.5% per annum or at the Alternate Base Rate (as defined in the Land Loan) plus 3.5% per annum, which includes an additional 2% default rate, at the borrower's election. The borrower is required to hedge the interest rate such that LIBOR will not exceed 6.5%. As a result, the borrower entered into two interest rate swap agreements with notional amounts of $200 million and $50 million in which the borrower pays a fixed LIBOR rate of 3.0% and 3.7%, respectively, and receives one-month LIBOR. These interest rate swaps were early terminated in November 2009 (see Note 12—Derivative Instruments).

        The Land Loan contains a number of covenants that, among other things, restrict, subject to certain exceptions, the borrower's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. In addition, the Land Loan requires the borrower to maintain a loan-to-value ratio of no more than 40% and also contains customary affirmative covenants and certain events of default.

        During the first quarter of 2009, the lenders under the land loan, based on appraisals, indicated their opinion that the value of the collateral had likely decreased to the point that the loan-to-value ratio was no longer less than 40%, as required under the credit agreement, and thus an event of default had occurred under the credit agreement. As a result of such event of default, lenders have become entitled to exercise remedies, including, among other things, the ability to declare the land loan and related accrued interest due and payable and to foreclose on the underlying collateral of the borrower which at December 31, 2010 and 2009 included land with a book value of $116.4 million and $133.2 million, respectively. In December 2009, the balance of the interest reserve account of $8.2 million was liquidated, and $8.0 million was applied as a principal reduction to the loan with the remainder applied to the swap termination settlement amount. In addition, the borrower did not make the November 2009 payments or any subsequent payments due on account of interest or the interest rate swap agreements. There is no recourse to the Company for any portion of the land loan that is not satisfied by the Borrower or the collateral. As a result of the events of default under the Land Loan, the related outstanding indebtedness has been classified as current in the accompanying consolidated balance sheets at December 31, 2010 and 2009.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt and Liabilities Subject to Compromise (Continued)

        Subsequent to December 31, 2010, we did not make scheduled interest payments totaling $3.4 million on the Land Loan.

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a new $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000. The Revolver contains no principal amortization. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of December 31, 2010, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 4.50%. As of December 31, 2010, the maximum margin for Eurodollar Rate borrowings was 4.50% and the maximum margin for Alternate Base Rate borrowings was 3.50%. As of December 31, 2010, the fee for any unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage, a maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio and a total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio.

        For the quarters ended December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, September 30, 2010, and December 31, 2010, we were not in compliance with the financial covenants in the Credit Agreement. In addition, the filing of the Chapter 11 Case constitutes an event of default under the terms of the Credit Agreement. Notwithstanding such events of default, in connection with the filing of the Chapter 11 Case, on July 28, 2009, the Company entered into a Second Forbearance Agreement and Second Amendment to the Credit Agreement (the "Forbearance Agreement") with the lenders holding a majority of the commitments under its Credit Agreement pursuant to which the lenders agreed, among other things, to forbear from exercising their default-related rights, remedies and powers or privileges against certain subsidiaries that guarantee the Company's obligations under the Credit Agreement. The Forbearance Agreement terminated on January 31, 2010.

  Senior and Senior Subordinated Notes

        The indentures (the "Indentures") governing our $2.3 billion in aggregate principal amount of senior and senior subordinated notes (the "Notes") contain certain customary financial and other covenants, which limit our and our subsidiaries' ability to incur additional debt. As a result of the filing of the Chapter 11 Case, all amounts outstanding under the Notes have been accelerated and are due and payable.

        We did not make scheduled interest payments on the Company's $450 million 6 1/2% Senior Subordinated Notes due February 1, 2014 (the "2014 Subordinated Notes"), $400 million 7 3/4% Senior Notes due August 15, 2016 (the "2016 Senior Notes"), $700 million 6 7/8% Senior Subordinated Notes due 2016 (the "2016 Subordinated Notes"), $300 million 6 5/8% Senior Subordinated Notes due 2018 (the "2018 Subordinated Notes") or $450 million 6% Senior Notes due 2012 (the "2012 Senior Notes") since February 1, 2009. The grace periods with respect to the payment of interest on the 2014 Subordinated Notes, 2016 Senior Notes,

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt and Liabilities Subject to Compromise (Continued)

2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes have expired, resulting in an event of default under the indentures governing such indebtedness. In addition as a result of the filing of the Chapter 11 Case, the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes have been accelerated and are due and payable, subject to the bankruptcy stay.

  Gain on Early Retirement of Debt

        In January 2009, a wholly-owned subsidiary of the Company purchased $40.0 million in aggregate principal amount of our outstanding $700 million 6 7/8% Senior Subordinated Notes and $8.0 million in aggregate principal amount of our outstanding $450 million 6 1/2% Senior Subordinated Notes for approximately $1.5 million plus approximately $1.4 million in accrued interest. As a result, during the three months ended March 31, 2009, we recorded a gain on early retirement of debt of approximately $40.3 million, which is the difference between the reacquisition price and the net carrying amount of the extinguished debt including the face amount of the associated debt adjusted for the related unamortized discount and debt issuance costs.

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. An event of default under the sale leaseback agreement for the corporate office building occurred on October 26, 2009 as a result of the Chapter 11 Case not being dismissed within 90 days following the filing thereof, entitling the landlord to exercise its remedies thereunder, including, among other things, termination of the lease and acceleration of contractual rents. Annual lease payments increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under the authoritative guidance for accounting for sale-leaseback transactions involving real estate. Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our consolidated balance sheets and depreciate it according to our policy. In September 2010, this lease was amended to reduce the annual lease payments by approximately 46%. The annual lease payments for the first 24 months of the amended lease will total approximately $2.9 million and will increase thereafter by approximately 1.25% annually to approximately $3.8 million in the final year of the original term. The amendment did not change the terms of the two options to repurchase the building. The amended lease was assumed by the Company with the authorization of the Bankruptcy Court. Minimum lease payments related to this lease for the years ended December 31, 2011, 2012, 2013, 2014, and 2015, respectively, are approximately $2.9 million, $3.0 million, $3.1 million, $3.2 million, and $3.3 million. During the years ended December 31, 2010, 2009 and 2008, we recorded interest expense related to this lease of approximately $4.6 million, $5.3 million and $5.3 million, respectively.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt and Liabilities Subject to Compromise (Continued)

  Fair Value of Long-term Debt

        At December 31, 2010, the estimated aggregate fair value of the Company's long-term debt was approximately $2.90 billion, compared to its carrying value of $5.92 billion. The estimated fair value of our publicly traded debt securities at December 31, 2010 was based on quoted market prices on or about December 31, 2010, which is considered a Level 1 input under the fair value measurement hierarchy. The estimated fair values of the Revolver and the Term Loan at December 31, 2010, were based upon the value of the pending Opco asset purchase transaction, which is considered a Level 3 input under the fair value measurement hierarchy. The fair value of the CMBS loans at December 31, 2010 was estimated based on the estimated value to be received by the CMBS lenders in the pending restructuring transaction as if the transaction occurred at December 31, 2010, and utilizes Level 3 inputs under the fair value measurement hierarchy. The estimated fair values of all other long-term debt at December 31, 2010 were assumed to be equal to the carrying values, and do not reflect any adjustment related to the Company's credit risk or the potential impact of the Chapter 11 Case on the amounts that are recoverable by creditors.

        At December 31, 2009, the estimated aggregate fair value of the Company's long-term debt was approximately $3.81 billion, compared to its carrying value of $5.92 billion. The estimated fair value of our publicly traded debt securities at December 31, 2009 was based on quoted market prices on or about December 31, 2009. The estimated fair values of all other long-term debt at December 31, 2009 were assumed to be equal to the carrying values, and do not reflect any adjustment related to the Company's credit risk or the potential impact of the Chapter 11 Case on the amounts that are recoverable by creditors.

        Scheduled maturities of long-term debt, excluding liabilities subject to compromise, are as follows (amounts in thousands):

Years ending December 31,
2011	$242,366
2012	5,422
2013	589
2014	367
2015	390
Thereafter	1,891

Total	$251,025

        Long-term debt included in liabilities subject to compromise is not included in the above table since the scheduled maturities are uncertain as a result of the Chapter 11 Case.

12. Derivative Instruments

        Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and interest rate caps as part of our cash flow hedging strategy. Interest rate swaps utilized as cash flow hedges involve the receipt of variable-rate payments in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. We do not use derivative financial instruments for trading or speculative purposes.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Derivative Instruments (Continued)

        At December 31, 2010 we have a floating-to-fixed interest rate swap with a notional amount of $250 million, which terminated in January 2011, which effectively converts a portion of our floating-rate debt to a fixed rate. This interest rate swap is not designated as a hedging instrument and as a result, gains or losses resulting from the change in fair value of this swap are recognized in earnings in the period of the change. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period. While we attempt to predict such movements in interest rates and impact on derivative instruments, such estimates are subject to a large degree of variability which could have a significant impact on our consolidated financial statements. As of December 31, 2010, we paid a weighted-average fixed rate of approximately 3.0% and received one-month LIBOR which approximated 0.3% on this interest rate swap.

        During the three months ended March 31, 2010, an interest rate swap of one of our 50% owned joint ventures with a notional amount of $430.0 million was early terminated and as a result, we reclassified the remaining $2.0 million of deferred losses, net of tax, from accumulated other comprehensive income (loss) into operations. As a result of the termination of this interest rate swap, the carrying amount of the liability was adjusted to the termination settlement amount and a loss was recorded by the joint venture. Our 50% share of this loss is reflected in interest and other expense from joint ventures in the accompanying consolidated statement of operations.

        During the three months ended December 31, 2009, we early terminated a floating-to-fixed interest rate swap with a notional amount of $1.36 billion. Prior to termination, this cash flow hedges effectively converted a portion of our floating-rate debt to a fixed rate. This interest rate swap was not designated as a hedging instrument and as a result, gains or losses resulting from the change in fair value of this swap were recognized in earnings in the period of the change. The estimated expected amount of the allowed claim related to this interest rate swap is classified in liabilities subject to compromise at December 31, 2009.

        Also during the three months ended December 31, 2009, we early terminated two floating-to-fixed interest rate swaps with a combined notional amount of $250 million and it became probable that the original forecasted transactions would not occur. Prior to termination, these cash flow hedges effectively converted a portion of our floating-rate debt to a fixed rate. These interest rate swaps previously qualified and were designated as cash flow hedges, resulting in the effective portion of the gain or loss from the change in fair value being reported as a component of other comprehensive income (loss). The variable cash flow method was used to measure the ineffectiveness of the hedging relationship. Accordingly, the calculation of ineffectiveness involved a comparison of the present value of the cumulative change in the expected future cash flows of the variable portion of the interest rate swaps and the present value of the cumulative change in the expected future variable interest payments designated in the hedging relationship. During the first quarter of 2009, these interest rate swaps were de-designated as cash flow hedges for accounting purposes. As a result of the termination of these swaps, we reclassified $1.7 million in deferred losses, net of tax, from accumulated other comprehensive income into earnings. The total termination settlement amount of these swaps is recorded in accrued expenses and other current liabilities at December 31, 2009.

        During the second quarter of 2009, two interest rate swaps of one of our 50% owned joint ventures with notional amounts of $297.8 million were terminated and it became probable that the original forecasted transactions would not occur. As a result, we reclassified $0.3 million in deferred losses, net of tax, from accumulated other comprehensive income into earnings.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Derivative Instruments (Continued)

        Accumulated other comprehensive loss on our consolidated balance sheets includes deferred gains and losses related to our interest rate swaps that were previously designated as hedging instruments under the authoritative guidance for accounting for derivative instruments and hedging activities, as well as our proportionate share of our 50% owned joint ventures' deferred gains and losses on interest rate swaps that were previously designated as hedging instruments.

        The activity in deferred gains (losses) on derivatives included in accumulated other comprehensive loss is as follows (amounts in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Deferred losses on derivatives included in accumulated other comprehensive loss, beginning balance	$(1,985)	$(8,414)	$(6,477)
Gains (losses) recognized in other comprehensive loss on derivatives (effective portion), net of tax	—	1,286	(1,937)
Losses reclassified from other comprehensive income into income (effective portion) in change of fair value of derivative instruments	—	3,152	—
Losses reclassified from other comprehensive income into income as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	1,985	1,991	—

Deferred losses on derivatives included in accumulated other comprehensive loss, ending balance	$—	$(1,985)	$(8,414)

        In accordance with ASC Topic 852, the Debtors' interest rate swap liabilities that are subject to compromise are classified as liabilities subject to compromise in our consolidated balance sheets as of December 31, 2010 and December 31, 2009. These interest rate swap liabilities are adjusted to the expected amounts of the allowed claims, which are different than the prepetition carrying amounts of these liabilities as a result of changes in the fair values of these instruments. Gains and losses resulting from adjustments to the carrying values of swap liabilities subject to compromise are recorded in reorganization items in the accompanying consolidated statements of operations.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Derivative Instruments (Continued)

        Presented below are the effects of derivative instruments on our consolidated statements of operations (amounts in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Amounts included in change in fair value of derivative instruments:
Gains (losses) from interest rate swaps	$—	$28,019	$(19,762)
Losses from interest rate cap	(42)	(121)	(3,295)

Net gains (losses) for derivatives not designated as hedging instruments	(42)	27,898	(23,057)
Losses reclassified from other comprehensive income into income (effective portion)	—	(1,501)	—
Losses reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	—	(2,668)	—

Total derivative gains (losses) included in change in fair value of derivative instruments	(42)	23,729	(23,057)

Amounts included in reorganization items:
Losses from interest rate swaps	(2,607)	(80,790)	—

Amounts included in interest and other expense from joint ventures:
Gains (losses) for derivatives not designated as hedging instruments	(22,221)	7,936	(12,328)
Losses reclassified from other comprehensive income into income (effective portion)	(386)	(3,348)	—
Losses reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	(2,667)	(394)	—

Total derivative gains (losses) included in interest and other expense from joint ventures	(25,274)	4,194	(12,328)

Total derivative losses included in consolidated statements of operations	$(27,923)	$(52,867)	$(35,385)

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps and interest rate cap resulted in an increase in interest expense of approximately $7.0 million, $77.5 million, and $35.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, our proportionate share of the net effect of interest rate swaps of our 50% owned joint ventures is reflected as an increase (decrease) in interest and other expense from joint ventures in our consolidated statements of operations, and totaled

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Derivative Instruments (Continued)

approximately $27.3 million, $10.6 million, and $17.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        The fair values of our outstanding derivative instruments are recorded in our consolidated balance sheet as follows (amounts in thousands):

	Fair Value at
Balance Sheet Classification	December 31, 2010	December 31, 2009
Derivatives not designated as hedging instruments:
Interest rate swaps:
Liabilities subject to compromise(a)	144,003	141,793
Accrued expenses and other current liabilities	9,334	8,937

Total interest rate swaps not designated as hedging instruments	153,337	150,730

Total liability derivatives	$153,337	$150,730

Interest rate cap:
Other assets, net	$—	$42

Total asset derivatives	$—	$42

(a)
Includes termination values of interest rate swaps that were terminated during 2009.

13. Commitments and Contingencies

  Leases

  Boulder Station Lease

        We entered into a ground lease for 27 acres of land on which Boulder Station is located. We lease this land from KB Enterprises, a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the "Related Lessor"). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III, Chairman, Chief Executive Officer and President of Station and Lorenzo J. Fertitta, Vice Chairman of Station. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $222,933 through May 2018. In June 2013, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. In June 2018, and every ten years thereafter, the rent will be adjusted by a cost of living factor. Pursuant to the ground lease, we have an option, exercisable at five-year intervals with the next option in June 2013, to purchase the land at fair market value. Our leasehold interest in the property is subject to a lien to secure borrowings under the CMBS Loan Documents.

  Texas Station Lease

        We entered into a ground lease for 47 acres of land on which Texas Station is located. We lease this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $337,417 through June 2010 with scheduled adjustments in July 2010, and every ten years thereafter, to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. The July 2010 adjustment was deferred. In July 2015, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, we have an option, exercisable at five-year intervals with the next option in May 2015, to purchase the land at fair market value. Our leasehold interest in the property is subject to a lien to secure borrowings under the Credit Agreement.

  Wild Wild West Lease

        We amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located in December 2008. Under the amended agreement, we have an option to purchase the land on or before December 28, 2011 for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our consolidated balance sheets at December 31, 2010 and 2009. Additionally, the annual lease expense was increased from $1.6 million for the year ended December 31, 2008 to $2.1 million and $2.4 million for the years ended December 31, 2009 and 2010, respectively. In July 2013, and every three years thereafter, the rent will be adjusted by changes in the consumer price index, not to exceed 12% and shall at no time be decreased. In March 2011, we were notified by the lessor that the lease had been terminated. We are currently in negotiations regarding possible modifications to this lease, however we can provide no assurance that we will be able to reach an agreement with the lessor.

  CMBS Lease

        In connection with the financing of the CMBS Loans, certain Station subsidiaries (the "Operating Subsidiaries") entered into an amended and restated purchase and sale agreement with a wholly-owned subsidiary of Station, which immediately prior to the closing of the CMBS Loans, assigned its rights and obligations under the amended and restated purchase and sale agreement to a newly created subsidiary of the Company, the CMBS Borrower. Pursuant to this purchase and sale agreement, the CMBS Property was sold to the CMBS Borrower. Immediately following the sale, such CMBS Property was leased back to the Company pursuant to a master lease with an initial term of fifteen years and extension terms for an aggregate of ten additional years. The Company in turn subleased each parcel of the CMBS Property back to the Operating Subsidiaries, with each such sublease having the same term as the master lease. All transactions related to this lease are intercompany in nature and as such eliminate upon consolidation.

  Other Operating Leases

        In addition to the leases described above, we also lease certain other buildings and equipment used in our operations, which have operating lease terms expiring through 2013.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

        Future minimum lease payments required under all non-cancelable operating leases are as follows (amounts in thousands):

Years ending December 31,
2011	$6,854
2012	6,831
2013	6,742
2014	6,724
2015	6,724
Thereafter	294,214

Total	$328,089

        Rent expense totaled approximately $9.6 million, $9.7 million, and $9.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        During the year ended December 31, 2009, the Debtors rejected two operating leases related to unoccupied office space. Under Section 365 of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject executory contracts and unexpired leases, including real property and equipment leases with the approval of the Bankruptcy Court and under certain other conditions. Rejection constitutes a court-authorized termination of the lease or contract in question and, subject to certain exceptions, relieves the Debtors of future obligations under such lease or contract, but creates a pre-petition claim for damages caused by such termination, subject to the Debtors' right to review and contest such claim. Parties whose contracts or leases are rejected may file claims against the Debtors for damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance. In this regard, the Debtors' financial statements include amounts classified as "liabilities subject to compromise" that the Bankruptcy Court allowed as claim amounts as a result of the Debtors' rejection of various executory contracts and unexpired leases. Additional amounts may be included in "liabilities subject to compromise" in future periods if additional executory contracts and unexpired leases are rejected. Conversely, the Debtors would expect that the assumption of certain executory contracts and unexpired leases may convert certain liabilities shown in future financial statements as subject to compromise to post-petition liabilities.

  Regulation and Taxes

        In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food and non-alcoholic beverages purchased for use in complimentary meals provided to employees and patrons are not subject to Nevada use tax. We have filed refunds for the periods from April 2000 through February 2008. The amount subject to these refunds is approximately $15.3 million plus interest. Any amount refunded to us would be reduced by a contingent fee owed to a third party advisory firm. In April 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision, and in July 2008, the Nevada Supreme Court denied the Department of Taxation's motion for rehearing. The Department of Taxation subsequently took the position that these purchases are subject to Nevada sales tax. Accordingly, we have not recorded a receivable related to a refund for the previously paid use tax on these purchases in the accompanying consolidated balance sheets as of December 31, 2010 and December 31, 2009, respectively. However, we

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

began claiming this exemption on sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision. In March 2010, the Department of Taxation issued a $12.7 million sales tax assessment, plus interest of $8.2 million, related to these food costs. We have not accrued a liability related to this assessment because we do not believe the Department of Taxation's position has any merit, and therefore we do not believe it is probable that we will owe this tax. The sales tax assessment and the refund cases have been appealed to the Administrative Law Judge of the Nevada Department of Taxation and a hearing date has not yet been set.

  Development Activities

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. Through December 31, 2010, we contributed an additional $47.2 million to fund the acquisition of additional property as well as design and development costs.

        Effective January 1, 2010, Richfield Homes joint venture was formed by the members of Rancho Road and a portion of the assets of Rancho Road were contributed to Richfield Homes.

        In early November 2010, Rancho Road and Richfield Homes disposed of substantially all of their assets. In connection with the asset disposal, the Company received a distribution of $3.5 million. These entities were dissolved during late 2010, and as a result of the deficit carrying value of the Company's investment in Rancho Road, a gain of $124.2 million gain was recognized upon dissolution.

  Native American Development

        See Note 8 for information regarding commitments and contingencies related to the Company's Native American Development activities.

14. Stockholders' Equity

  Common Stock

        We are authorized to issue up to 10,000 shares of voting common stock, $0.01 par value per share. At December 31, 2010, there were 41.7 shares of voting common stock issued and outstanding. Each holder of issued and outstanding shares of voting common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, FCP VoteCo, as the holder of Station's voting common stock, shall have the preemptive right to purchase or subscribe to any voting stock to be sold or issued by Station on the terms and conditions as such voting stock is being offered and sold or issued. Certain actions defined as Major Actions in the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, require the approval of Thomas J. Barrack, Jr. and at least one of Frank J. Fertitta III or Lorenzo J. Fertitta. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of voting common stock is entitled to receive ratably, such dividends as may

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stockholders' Equity (Continued)

be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

  Non-Voting Common Stock

        We are authorized to issue up to 100,000,000 shares of non-voting common stock, $0.01 par value per share. At December 31, 2010, there were 41,674,838 shares of non-voting common stock issued and outstanding. Holders of issued and outstanding shares of non-voting common stock are not entitled to vote on any matters to be voted on by the stockholders of the Company and are not to be included in determining the number of shares voting or entitled to vote. Holders of our non-voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, holders of non-voting common stock shall have the preemptive right to purchase or subscribe to any equity interests (other than voting stock) to be sold or issued by Station on the same terms and conditions as such equity interests are being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of non-voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

  Preferred Stock

        We are authorized to issue up to 10,000 shares of preferred stock, $0.01 par value per share of which none are issued. The Board of Directors, without further action by the holders of our common stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, our Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of our common stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of Station or other corporate action.

  Other Comprehensive Income (Loss)

        ASC Topic 220, Comprehensive Income requires companies to disclose other comprehensive income (loss) and the components of such income (loss). Comprehensive income (loss) is the total of net income (loss) and all other non-stockholder changes in equity, and includes unrealized gains (losses) on available-for-sale securities and the amortization of unrecognized pension and postretirement benefit plan liabilities. In addition, comprehensive income (loss) includes recognition of deferred mark-to-market adjustments on interest rate swaps that were previously designated as hedging instruments, as well as our 50% share of deferred mark-to-market adjustments on interest rate swaps previously designated as

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stockholders' Equity (Continued)

hedging instruments at Green Valley Ranch and Aliante Station. Comprehensive loss was computed as follows (amounts in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net loss	$(565,442)	$(1,679,514)	$(3,268,500)
Mark-to-market valuation of interest rate swaps, net of tax	1,985	6,429	(1,937)
Unrealized gain (loss) on available-for-sale securities, net of tax	(80)	123	(695)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	(940)	816	6,323

Comprehensive loss	$(564,477)	$(1,672,146)	$(3,264,809)

        The components of accumulated other comprehensive income (loss) are as follows (amounts in thousands):

	December 31,
	2010	2009
Mark-to-market valuation of interest rate swaps, net of tax	$—	$(1,985)
Unrealized loss on available-for-sale securities, net of tax	(165)	(85)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	208	1,148

Accumulated other comprehensive income (loss)	$43	$(922)

        The mark-to-market valuation of interest rate swaps, net of tax, included in accumulated other comprehensive loss at December 31, 2009 relates to our 50% interest in the mark-to-market valuation of the interest rate swap at Green Valley Ranch that was de-designated as a cash flow hedge during the year ended December 31, 2009. During the three months ended March 31, 2010, the Green Valley Ranch interest rate swap was terminated and as a result, the remaining balance of deferred losses, net of tax, in accumulated other comprehensive loss was reclassified to operations.

15. Asset Impairments and Write-downs and Other Charges, Net

        Included in our statements of operations for the years ended December 31, 2010, 2009, and 2008 are various pretax charges related to impairments of goodwill, intangible assets and other assets, as well as write-downs and other charges, net. Write-downs and other charges, net includes gains or losses on asset

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Asset Impairments and Write-downs and Other Charges, Net (Continued)

disposals, severance expense and other non-routine transactions. Components of asset impairments and write-downs and other charges, net were as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Impairment of goodwill (Note 5)	$60,386	$181,785	$2,594,992

Impairment of other intangible assets (Note 5)	$4,704	$255,263	$327,326

Impairments of other assets:
Impairment of land held for development (Note 6)	$114,378	$617,383	$147,968
Impairment of investments in joint ventures (Note 7)	16,267	30,003	272,961
Impairment of property and equipment (Note 4)	66,647	179,430	—
Impairment of Native American project costs and related capitalized interest (Note 8)	—	12,997	—
Other, net(a)	(362)	—	—

	$196,930	$839,813	$420,929

Write-downs and other charges, net:
Write-off of abandoned projects	$—	$2,362	$44,576
Loss (gain) on disposal of assets, net	534	478	4,546
Gain (loss) on land disposition (Note 6)	(74)	5,091	—
Severance expense	2,687	2,966	4,972
Legal settlement (Note 22)	6,200	—	—
Management agreement/lease termination	898	4,130	4,825
Reserve for note receivable from unconsolidated affiliate	—	5,261	—
Other asset write-offs	9,000	—	—
Write-off of debt offering and restructuring fees	—	519	3,706

Write-downs and other charges, net	$19,245	$20,807	$62,625

(a)
During 2010, we recorded an impairment loss of $1.0 million related to a license right intangible, and in connection with this impairment, we also wrote off an associated net liability of approximately $0.4 million.

  Write-off of Abandoned Projects

        During the years ended December 31, 2009 and 2008, due to the current economic conditions, we decided to abandon several projects at our properties that were in the developmental stage. In conjunction with these decisions, the costs incurred to date on such projects were expensed during the years ended December 31, 2009 and 2008.

  Management Agreement/Lease Termination

        During the year ended December 31, 2010, we recognized $0.9 million in lease termination expense, primarily related to certain restaurant facilities that we leased to third party operators. During the year ended December 31, 2009, we recognized lease termination expense of $3.1 million related to the

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Asset Impairments and Write-downs and Other Charges, Net (Continued)

termination of an equipment lease and $1.0 million related to leased office space no longer being utilized. During the year ended December 31, 2008, we recognized expense of $1.7 million related to termination of various leases related to land adjacent to the current Wild Wild West property and $3.1 million related to leased office space no longer being utilized.

  Reserve for Note Receivable from Unconsolidated Affiliate

        During the year ended December 31, 2009, we recognized a $5.3 million expense related to a note receivable from an unconsolidated affiliate that may not be recoverable. See Note 3 for additional information.

  Write-off of Debt Offering and Restructuring Fees

        Included in write-off of debt offering and restructuring fees is the write-off of fees and costs incurred in connection the termination of a debt restructuring project for one of our non-Debtor subsidiaries during 2009, and the write-off of cancelled debt offering fees and costs incurred to launch a private exchange offer in November 2008 that was subsequently terminated in December 2008.

  Other Asset Write-offs

        During the year ended December 31, 2010, we wrote off $9 million in other assets as a result of the expiration of certain land purchase options.

16. Share-Based Compensation

        Long-term incentive compensation is provided in the form of non-voting limited liability company membership interests in FCP and Fertitta Partners pursuant to the Second Amended and Restated Operating Agreement of Fertitta Colony Partners and the Amended and Restated Operating Agreement of Fertitta Partners, respectively (collectively "the Operating Agreements"). The Operating Agreements allow certain officers and members of management of the Company to participate in the long-term growth and financial success of the Company through indirect ownership of Class B Units and direct ownership of Class C Units in FCP and Fertitta Partners. The purpose is to promote the Company's long-term growth and profitability by aligning the interests of the Company's management with the interests of the owners of the Company and by encouraging retention.

        Upon the consummation of the Merger, certain members of management were awarded indirect ownership of Class B Units and direct ownership of Class C Units in each of FCP and Fertitta Partners. During the Successor Period, 6.9 million Class B Units were granted with a weighted-average grant-date fair value of $44.92, of which 6.4 million units vested immediately and the remaining units vest equally over five years. In addition, 0.3 million and 1.4 million Class C Units were granted during the year ended December 31, 2008 and the Successor Period with a weighted average grant-date fair value of $12.43 and $28.54, respectively. The Class C Units vest equally over five years. The Class C Units include certain call and put provisions as defined in the Operating Agreements, such that under certain circumstances, within ninety days after termination, in certain cases, of the Class C Unit holder's employment with Station, FCP and Fertitta Partners can call the Class C Units and the employee that holds the Class C Units can put the Class C Units back to FCP and Fertitta Partners. The conditions that could result in the employee putting the Class C Units back to FCP and Fertitta Partners are either contingent or within the control of the issuer.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Share-Based Compensation (Continued)

        During the year ended December 31, 2008, 0.7 million of the Class B Units that were previously issued upon consummation of the Merger were transferred to certain officers and management of the Company. These Class B Units grants had a weighted average grant date fair value of $17.65, and vest equally over five years. During the year ended December 31, 2008, additional Class C Units were issued to certain management of the Company. During the years ended December 31, 2009 and 2010, no Class B Units or Class C Units were granted.

        The Company determined the fair value associated with these units taking into account the estimated enterprise value of the Company, expected term of the units (5.5 years and 6.0 years for the years ended December 31, 2008 and 2007, respectively), expected volatility based on expected volatility of equity instruments of comparable companies (22% and 30% for the years ended December 31, 2008 and 2007 respectively) and a risk free rate of 3.33% and 4.01% for the years ended December 31, 2008 and 2007, respectively. The estimated fair value of the units is being recognized in expense on a straight-line basis over the requisite service periods of the awards.

        At December 31, 2010, we had unearned share-based compensation of approximately $29.2 million associated with Class B Units and Class C Units which is expected to be recognized over a period of approximately 2.8 years. The Class B Units and the Class C Units are expected to be cancelled as a result of the Chapter 11 proceedings, and the remaining unearned share-based compensation will be recognized upon cancellation.

        The following table represents where recorded share-based compensation expense was classified in the accompanying consolidated statements of operations (amounts in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Total share-based compensation	$13,617	$14,083	$14,445
Less compensation costs capitalized	(236)	(237)	(234)
Less reimbursed compensation costs	—	—	(62)

Share-based compensation recognized as expense	$13,381	$13,846	$14,149

Casino expense	$138	$89	$312
Selling, general &administrative	1,938	2,264	2,299
Corporate	8,173	8,296	8,025
Development and preopening	3,132	3,197	3,451
Earnings (losses) from joint ventures	—	—	62

Share-based compensation recognized as expense	13,381	13,846	14,149
Tax benefit	(4,683)	(4,846)	(4,952)

Share-based compensation expense, net of tax	$8,698	$9,000	$9,197

17. Executive Compensation Plans

        We have employment agreements with certain of our executive officers. These contracts provide for, among other things, an annual base salary, supplemental long-term disability and supplemental life insurance benefits in excess of our normal coverage for employees. In addition, we have adopted a Supplemental Executive Retirement Plan for our Chief Executive Officer and a Supplemental

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Executive Compensation Plans (Continued)

Management Retirement Plan for certain key executives as selected by our Board of Directors. Other executive plans include a Deferred Compensation Plan and a Long-Term Stay-On Performance Incentive Plan. See Note 20 for additional information regarding the Supplemental Executive Retirement Plan and the Supplemental Management Retirement Plan.

18. Reorganization Items, Net

        Reorganization items, net represent amounts incurred as a direct result of the Chapter 11 Case and are presented separately in the consolidated statements of operations. The components of reorganization items are as follows (amounts in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009
Professional fees and retainers	$79,346	$66,522
Write-off of debt discount and debt issuance costs	—	225,011
Adjustment of swap carrying values to expected amounts of allowed claims	2,607	80,790
Other	795	3,565

Reorganization items, net	$82,748	$375,888

        Professional fees include financial, legal and other services directly associated with the reorganization process. Cash payments for the year ended December 31, 2010 and 2009 for professional fees and retainers and other reorganization items totaled $82.8 million and $59.8 million, respectively. In accordance with ASC 852 on the Petition Date the Company ceased amortization of debt discounts and deferred debt issuance costs related to the liabilities subject to compromise. Reorganization items, net for the year ended December 31, 2009 includes losses of $185.7 million and $39.3 million, respectively, representing the write-off of unamortized debt discounts and debt issuance costs related to certain liabilities subject to compromise. The write-off of these amounts resulted in an adjustment of the net carrying value of the related liabilities to the expected amount of the allowed claims.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Fair Value Measurements

        The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Assets
Interest rate caps	$—	$—	$—	$—
Available-for-sale securities	271	—	—	271

Total assets measured at fair value on a recurring basis	$271	$—	$—	$271

Liabilities
Liabilities not subject to compromise:
Interest rate swap	$—	$397	$—	$397
Liabilities subject to compromise:
Deferred compensation liabilities	1,194	—	—	1,194

Total liabilities measured at fair value on a recurring basis	$1,194	$397	$—	$1,591

        The fair values of available-for-sale securities and deferred compensation liabilities are based on quoted prices in active markets. The fair values of interest rate swaps and interest rate caps are based on quoted market prices from various banks for similar instruments. These quoted market prices are based on relevant factors such as the contractual terms of our interest rate swap agreements and interest rate curves and are adjusted for the non-performance risk of either us or our counterparties, as applicable. Certain interest rate swaps previously accounted for at fair value have been terminated early, and as a result, are no longer accounted for at fair value on a recurring basis.

20. Retirement Plans

        Effective as of November 30, 1994, we adopted the Supplemental Executive Retirement Plan (the "SERP"), which is an unfunded defined benefit plan for the Chief Executive Officer and President as sole participants. On January 21, 2005, Station amended the SERP (the "First SERP Amendment"). The purpose of the First SERP Amendment was to (i) increase the Early Retirement Date (as defined in the SERP) for participants from age 45 to age 50, (ii) increase the Normal Retirement Date (as defined in the SERP) for the participants from age 55 to age 60, (iii) add the President of the Company as a participant, and (iv) include the average annual bonus (in addition to base salary) earned by participants for the three most recent fiscal years in determining Final Annual Compensation (as defined in the SERP). On November 7, 2007, Station further amended the SERP for the purpose of updating the "Change of Control" definition and confirming that the Merger would not constitute a "Change of Control" for purposes of the plan. On April 17, 2008, the Company executed the third amendment of the SERP to

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Retirement Plans (Continued)

increase the Early Retirement Date (as defined in the SERP) for participants from age 50 to age 60 and increase the Normal Retirement Date (as defined in the SERP) for participants from age 60 to age 65.

        Effective as of November 30, 1994, we adopted the Supplemental Management Retirement Plan (the "SMRP"), which is an unfunded defined benefit plan. Certain key executives (other than the Chief Executive Officer and President) as selected by the Board of Directors are able to participate in the SMRP. On November 7, 2007, Station amended the SMRP for the purpose of updating the "Change of Control" definition under the plan and confirming that the Merger would not constitute a "Change of Control" for purposes of the plan. On April 17, 2008, the Company executed the second amendment of the SMRP to increase the Early Retirement Date (as defined in the SMRP) for participants from age 55 to age 60 and increase the Normal Retirement Date (as defined in the SMRP) for participants from age 60 to age 65.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Retirement Plans (Continued)

        A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of the plan assets and the funded status is as follows (in thousands):

	December 31,
	2010	2009
Change in pension benefit obligation:
Benefit obligation at beginning of year	$22,002	$20,159
Service cost	1,707	2,115
Interest cost	1,296	1,217
Plan amendments	—	—
Net actuarial loss (gain)	1,382	(1,318)
Benefits paid	—	(171)

Benefit obligation at end of year	$26,387	$22,002

Change in plan assets:
Contribution by Station	$—	$171
Benefits paid	—	(171)

Fair value of plan assets at end of year	$—	$—

Funded status of the plan (underfunded)	$(26,387)	$(22,002)
Unrecognized net actuarial loss	—	—
Unrecognized actuarial loss	—	—

Net amount recognized	$(26,387)	$(22,002)

Amounts recognized in the consolidated balance sheet consist of:
Current liabilities (a)	$(416)	$(293)
Accrued pension costs (a)	(25,651)	(23,474)
Accumulated other comprehensive income	(320)	1,765

Net amount recognized	$(26,387)	$(22,002)

Weighted average assumptions:
Discount rate	5.25%	5.50%
Salary rate increase	5.00%	5.00%

(a)
As a result of the Chapter 11 Case, the current liabilities and the accrued pension costs at December 31, 2010 and 2009 are classified as liabilities subject to compromise in the accompanying consolidated balance sheets.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Retirement Plans (Continued)

        The components of the net periodic pension benefit cost consist of the following (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Service cost	$1,707	$2,115	$1,850
Interest cost	1,296	1,217	1,253
Amortization of prior service credit	(63)	(63)	(70)
Amortization actuarial losses	—	—	92

Net periodic pension cost	2,940	3,269	3,125
Curtailment charge	—	—	(1,525)

Total pension cost	$2,940	$3,269	$1,600

        As a result of the Chapter 11 Case, SERP and SMRP benefit payments were suspended as of July 28, 2009, and we expect the SERP and SMRP to be terminated in connection with the consummation of the plan of reorganization. As a result, we do not expect to pay any benefits under the SERP or SMRP in the future, however since this expectation is based on assumptions about future events, actual results may vary significantly from this estimate.

  401(k) Plan

        We have a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 50% of the first 4% of each participating employee's compensation. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. In December 2008, we announced that we had elected to suspend the employer contribution effective January 1, 2009 therefore there were no matching contributions during the years ended December 31, 2010 and 2009, respectively. Our matching contribution was approximately $3.7 million for the year ended December 31, 2008.

21. Income Taxes

        We file a consolidated federal income tax return. For financial reporting purposes, we recorded income tax benefit of $22.0 million, $289.9 million, and $381.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        The benefit for income taxes attributable to net loss consists of the following (amounts in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Current	$(5,469)	$(1,217)	$(585)
Deferred	(16,527)	(288,655)	(380,760)

Total income tax benefit	$(21,996)	$(289,872)	$(381,345)

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Income Taxes (Continued)

        The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Federal statutory rate	35.0%	35.0%	35.0%
Change in valuation allowance	(21.3)	(15.8)	(0.9)
Goodwill impairment	(3.6)	(3.0)	(23.5)
Vesting of Class B and Class C Units	(0.8)	(0.2)	(0.2)
Restructuring costs	(5.3)	(1.2)	—
Other, net	(0.3)	(0.1)	—

Effective tax rate	3.7%	14.7%	10.4%

        We recorded $0, $0, and $2.0 million as increases to contributed capital for certain tax benefits from employee share-based compensation for the years ended December 31, 2010, 2009, and 2008, respectively.

        The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Accrued vacation, bonuses and group insurance	$7,429	$5,656
Preopening and other costs, net of amortization	9,756	7,417
Accrued benefits	9,653	8,069
Capital loss carryover	64,917	—
Net operating loss carryover	380,286	290,840
Financing arrangements	38,688	102,054
FICA credits	10,194	7,816
Minimum tax credit carryover	20,850	26,087
Other deferred tax assets	96,988	41,183
Valuation allowance	(468,904)	(343,714)

Total deferred tax assets	169,857	145,408

Deferred tax liabilities:
Prepaid expenses and other	(16,287)	(16,805)
Temporary differences related to property and equipment	(184,247)	(173,539)
Intangibles	(70,713)	(74,044)
Other deferred tax liabilities	(1,046)	—

Total deferred tax liabilities	(272,293)	(264,388)

Net	$(102,436)	$(118,980)

        At December 31, 2010, the Company had an Alternative Minimum Tax ("AMT") credit carryover of approximately $20.9 million. AMT credits are available to be carried forward indefinitely and may be

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Income Taxes (Continued)

utilized against regular U.S. corporate tax to the extent that they do not exceed computed AMT calculations. The Company expects to utilize all of its AMT credits.

        At December 31, 2010, the Company had a general business credit ("GBC") carryover for U.S. federal income tax purposes of approximately $10.2 million. The GBC carryover will begin expiring in 2022. The accounting guidance for income taxes requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise a valuation allowance is applied. Based on the future reversal of existing temporary differences, the Company believes it will be unable to utilize the GBC carryover on a more likely than not basis and has recorded a full valuation allowance for this credit in the current year.

        As of December 31, 2010, the Company has a tax net operating loss carryover of approximately $1.11 billion that expires between 2027 and 2030. Management believes that the realization of a portion of this deferred tax asset is more likely than not based on the future reversal of existing temporary differences. At December 31, 2010 and 2009 a valuation allowance was established against the portion of net operating loss that is more likely than not unrealizable.

        Station or our subsidiaries file income tax returns for federal purposes only. We are no longer subject to U.S. federal tax examination for years before 2007 except for earlier years that can be examined as a result of the net operating losses that were carried back.

        As of December 31, 2010 and 2009, unrecognized tax benefits of $3.5 million and $4.1 million, respectively, were recorded as reductions to the U.S. net operating loss deferred tax asset. As of December 31, 2010 and 2009, unrecognized tax benefits of $5.3 million and $6.2 million, respectively, were recorded in other long term liabilities. Included in the balance as of December 31, 2010 and 2009 are $4.1 million and $4.2 million, respectively, of uncertain tax benefits that would affect the effective income tax rate if recognized.

        We recognize accrued interest and penalties related to our unrecognized tax benefits in income tax expense. Our liability for the payment of interest on our unrecognized tax benefits was reduced to zero as of December 31, 2009 and 2010 because the net operating losses exceed taxable income including the unrecognized tax benefits. We do not anticipate any penalty assessments associated with our liability for unrecognized tax benefits. In the next twelve months, the Company does not expect the liability for the unrecognized benefits to change significantly.

        A summary of the changes in the gross amount of unrecognized tax benefit is shown below (in millions):

	December 31,
	2010	2009
Balance at the beginning of the year	$10.3	$8.9
Additions based on tax positions related to prior years	0.4	1.4
Reductions based on tax positions related to prior years	(1.9)	—
Statute expirations	—	—

Balance at the end of the year	$8.8	$10.3

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Legal Matters

        Station and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs. Following is a summary of key litigation impacting Station.

  Luckevich, Scott and St. Cyr Litigation

        On February 4, 2008, Josh Luckevich, Cathy Scott and Julie St. Cyr filed a purported class action complaint against the Company and certain of its subsidiaries in the United States District Court for the District of Nevada, Case No. CV-00141 (the "Federal Court Action"). The plaintiffs are all former employees of the Company or its subsidiaries. The complaint alleged that the Company and its subsidiaries (i) failed to pay its employees for all hours worked, (ii) failed to pay overtime, (iii) failed to timely pay wages and (iv) unlawfully converted certain earned wages. The complaint in the Federal Court Action sought, among other relief, class certification of the lawsuit, compensatory damages in excess of $5,000,000, punitive damages and an award of attorneys' fees and expenses to plaintiffs' counsel.

        On October 31, 2008, the Company filed a motion for judgment on the pleadings. During a hearing on that motion, the United States District Court questioned whether it had jurisdiction to adjudicate the matter. After briefing regarding the jurisdiction question, on May 16, 2009, the United States District Court dismissed the Federal Court Action for lack of jurisdiction and entered a judgment in the Company's favor. Subsequently, on July 21, 2009, the plaintiffs filed a purported class action complaint against the Company and certain of its subsidiaries in the District Court of Clark County, Nevada, Case No. A-09-595614-C (the "State Court Action"). The complaint in the State Court Action alleged substantially the same claims that were alleged in the complaint in the Federal Court Action.

        On August 19, 2009, the corporate defendants, other than the Company, filed an answer responding to the complaint. Subsequently, on August 27, 2009, the corporate defendants, other than the Company, filed a motion to stay the State Court Action pending the resolution of the Company's chapter 11 case. That motion was granted on September 30, 2009.

        On or about April 30, 2010, the Company and the plaintiffs reached an agreement to settle all claims asserted or that could have been asserted in the State Court Action. Under the terms of the settlement:

          a.     Persons who were employed by the Company or its subsidiaries at any time between February 4, 2005 and January 28, 2009 will have an aggregate allowed $5 million general unsecured claim in the Company's bankruptcy.

          b.     The Company would set aside approximately $1.3 million in an interest-bearing bank account. After the deduction of fees, costs and other expenses associated with the settlement, the remaining proceeds would be distributed equally to all persons who were employed by the Company or its subsidiaries at any time between January 29, 2009 and the date of the preliminary approval of the settlement by the Bankruptcy Court.

        On June 17, 2010, the State Court Action was removed to the Bankruptcy Court by agreement of the parties.

        On July 16, 2010, the Bankruptcy Court granted preliminary approval of the settlement, and directed the parties to provide notice to the current and former employees covered by the State Court Action of

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Legal Matters (Continued)

their right to object to the settlement and/or be excluded therefrom. No objections to the settlement were filed.

        On October 26, 2010, the Bankruptcy Court granted final approval of the settlement. The proceeds referenced in paragraph (b) above were distributed in full on December 10, 2010.

        The expense related to this legal settlement was accrued during the year ended December 31, 2010 and the related liability is classified in liabilities subject to compromise in the accompanying consolidated balance sheet.

        Pursuant to the Joint Plan of Reorganization, among other things, general unsecured creditors, including the employees referenced in paragraph (a) above, were to receive warrants referred to in the Plan as the NPH Warrants. On December 13, 2010, the Company filed a motion with the Bankruptcy Court asking that the Plan be modified so that the Company would not need to distribute an NPH Warrant worth approximately 13¢ to each of the employees referenced in paragraph (a) above (the "Plan Modification Motion"). On January 21, 2011, the Bankruptcy Court entered an order granting the relief sought in the Plan Modification Motion.

  Chapter 11 Case

        On July 28, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court under chapter 11 of the Bankruptcy Code. On February 10, 2010, GV Ranch Station, Inc., a wholly-owned subsidiary of Station Casinos, Inc. that manages and owns 50% of Green Valley Ranch Resort Spa Casino ("Green Valley Ranch"), filed a voluntary petition in the Bankruptcy Court under chapter 11 of title 11 of the United States Code. The Chapter 11 Case and the GV Ranch Station, Inc. chapter 11 case are collectively referred to as the "Chapter 11 Cases."

        On July 28, 2010, the Debtors filed the Plan and Disclosure Statement. The Bankruptcy Court entered an order approving the Disclosure Statement on July 29, 2010. The Bankruptcy Court entered an order confirming the Plan on August 27, 2010.

        On March 9, 2011, the GVR Purchaser an indirect subsidiary of New Station, and the GVR Seller entered into the GVR Asset Purchase Agreement, pursuant to which the GVR Purchaser will purchase substantially all of the assets and assume certain specified liabilities of the GVR Seller for $500 million through a prepackaged plan of reorganization. The GVR Asset Purchase Agreement is subject to, among other things, the bankruptcy court entering a confirmation order confirming the chapter 11 plan of reorganization of the GVR Seller.

        On March 22, 2011, the subsidiaries of the Company that are sellers under the Asset Purchase Agreement and the Company's 50%-owned joint ventures the GVR Seller and Aliante commenced a solicitation of approvals for the Subsidiary Plan to implement and facilitate the sale and related restructuring transactions described in the Asset Purchase Agreement, the GVR Asset Purchase Agreement and a reorganization of Aliante, pursuant to which its lenders would receive the equity of Aliante and $45 million in secured loans in exchange for their claims. We expect that the Subsidiary Chapter 11 Cases will be filed in the second quarter of 2011.

        This report is not intended to be, and should not in any way be construed as, a solicitation of votes on the Joint Plan of Reorganization or the plan of reorganization for the Subsidiary Chapter 11 Cases. The Joint Plan of Reorganization and the Disclosure Statement have been filed with the Bankruptcy Court and

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Legal Matters (Continued)

were filed with the Securities and Exchange Commission by the Company on its Current Report on Form 8-K dated July 28, 2010, which is publicly available at http://www.sec.gov. The Company concluded its solicitation of acceptance of the Joint Plan of Reorganization and received its confirmation from the Bankruptcy Court on August 27, 2010. Although the Joint Plan of Reorganization was confirmed by the Bankruptcy Court on August 27, 2010, there can be no assurance that the transactions contemplated by the Asset Purchase Agreement or the Joint Plan of Reorganization will be consummated.

        The Debtors continue to conduct their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

        See "1. Summary of Significant Accounting Policies and Basis of Presentation—Chapter 11 Reorganization" and "—Restructuring Transactions" for a further discussion of the Chapter 11 Cases and the Restructuring Transactions.

23. Debtor Condensed Combined Financial Statements

        As discussed in Note 1, on July 28, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court under chapter 11 of the Bankruptcy Code, and on February 10, 2010, GV Ranch Station, Inc., a wholly-owned subsidiary of Station Casinos, Inc. that manages and owns 50% of Green Valley Ranch filed a voluntary petition in the Bankruptcy Court under chapter 11 of the Bankruptcy Code.

        The following condensed combined balance sheets as December 31, 2010 and December 31, 2009, condensed combined statements of operations for the year ended December 31, 2010 and for the period July 28, 2009 through December 31, 2009, and condensed combined statements of cash flows for year ended December 31, 2010 and for the period July 28, 2009 through December 31, 2009 present the post-petition financial condition, results of operations, and cash flows on a combined basis for Station Casinos, Inc. and its wholly owned subsidiaries that are debtors in the Chapter 11 Cases. The debtor entities included in the following condensed combined financial statements are Station Casinos, Inc., FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC, Reno Land Holdings, LLC, and GV Ranch Station, Inc.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Debtor Condensed Combined Financial Statements (Continued)

STATION CASINOS, INC. AND CONSOLIDATED DEBTOR ENTITIES

(Debtor-In-Possession)

CONDENSED COMBINED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,105	$2,283
Restricted cash	199,620	95,783
Receivables, net	2,662	24,373
Inventories	9	12
Prepaid expenses and other current assets	10,969	5,567

Total current assets	215,365	128,018
Property and equipment, net	1,785,439	1,832,068
Intangible assets, net	1,785	5,975
Land held for development	24,192	24,192
Investments in subsidiaries	2,451,828	2,923,274
Other assets, net	30,120	69,137

Total assets	$4,508,729	$4,982,664

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Debtor-in-possession financing	$500,533	$193,151
Accounts payable	540	544
Due to affiliates, net	635	—
Accrued interest payable	542	3,818
Accrued expenses and other current liabilities	18,807	22,856

Total current liabilities	521,057	220,369
Intercompany payables to non-debtors, net	672,030	934,789
Investment in joint venture, deficit	38,257	—
Deferred income tax, net	108,552	123,828
Other long-term liabilities, net	5,265	6,957

Total liabilities not subject to compromise	1,345,161	1,285,943
Liabilities subject to compromise	6,049,816	6,032,109

Total liabilities	7,394,977	7,318,052

Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417	417
Additional paid-in capital	2,964,648	2,951,031
Accumulated other comprehensive income (loss)	43	(922)
Accumulated deficit	(5,849,683)	(5,285,914)

Total Station Casinos, Inc. stockholders' deficit	(2,884,575)	(2,335,388)

Noncontrolling interest	(1,673)	—

Total stockholders' deficit	(2,886,248)	(2,335,388)

Total liabilities and stockholders' deficit	$4,508,729	$4,982,664

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Debtor Condensed Combined Financial Statements (Continued)

STATION CASINOS, INC. AND CONSOLIDATED DEBTOR ENTITIES

(Debtor-In-Possession)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(amounts in thousands)

	For the year ended December 31, 2010	For the period from July 28, 2009 through December 31, 2009
Operating revenues:
Other	$249,938	$107,344
Management fees	22,869	10,537

Total revenues	272,807	117,881

Operating costs and expenses:
Corporate, selling, general and administrative expenses	35,730	4,065
Development	5,119	902
Depreciation and amortization	49,545	17,972
Preopening	—	92
Impairment of intangibles and other assets	6,880	71,023
Write-downs and other charges, net	16,589	3,128

	113,863	97,182

Operating income	158,944	20,699

Equity in pretax losses of non-debtor subsidiaries	(531,485)	(1,427,156)
Earnings from joint ventures	2,618	—

Operating income, equity in pretax losses of non-debtor subsidiaries and earnings from joint ventures	(369,923)	(1,406,457)

Other (expense) income:
Interest expense, net	(89,649)	(56,073)
Interest and other expenses from joint ventures	(45,076)	—
Change in fair value of derivative instruments	(42)	6,762

	(134,767)	(49,311)

Loss before reorganization items and income taxes	(504,690)	(1,455,768)

Reorganization items, net	(82,748)	(381,620)

Loss before income taxes	(587,437)	(1,837,388)
Income tax benefit	21,996	287,822

Net loss	(565,442)	(1,549,566)

Less: net loss applicable to noncontrolling interest	1,673	—

Net loss	$(563,769)	$(1,549,566)

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Debtor Condensed Combined Financial Statements (Continued)

STATION CASINOS, INC. AND CONSOLIDATED DEBTOR ENTITIES

(Debtor-In-Possession)

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the year ended December 31, 2010	For the period from July 28, 2009 through December 31, 2009
Cash flows from operating activities:
Net loss	$(565,442)	$(1,549,566)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,545	17,972
Change in fair value of derivative instruments	42	(6,762)
Share-based compensation	13,381	6,178
Impairment of intangible and other assets	6,880	71,023
Write-downs and other charges, net	16,589	3,128
Equity in pretax losses of non-debtor subsidiaries	531,484	1,427,156
Losses from joint ventures, net	42,458	—
Reorganization items	82,748	381,620
Changes in assets and liabilities:
Restricted cash	(103,837)	(47,588)
Receivables, net	21,732	(11,804)
Intercompany payables, net	(303,612)	—
Inventories, prepaid expenses and other assets	716	(2,328)
Deferred income taxes	(9,976)	(296,432)
Accounts payable	(11)	322
Accrued interest	1,044	(3,094)
Accrued expenses and other current liabilities	(3,965)	15,583
Other, net	740	33,816

Total adjustments	345,958	1,588,790

Net cash provided by operating activities before reorganization items	(219,484)	39,224

Net cash used for reorganization items	(82,808)	(25,449)

Net cash (used in) provided by operating activities	(302,292)	13,775

Cash flows from investing activities:
Capital expenditures	(7,172)	(3,698)
Proceeds from sale of land, property and equipment	—	615
Investments in subsidiaries	—	(200,282)
Distributions from subsidiaries	3,157	—
Other, net	(1,613)	(2,180)

Net cash used in investing activities	(5,628)	(205,545)

Cash flows from financing activities:
Borrowings under DIP Facility	86,609	124,651
Borrowings under Unsecured Revolving Loan Promissory Note	220,773	68,500
Borrowings under Term Loan with maturity dates less than three months, net	2,870	—
Payments under Term Loan with maturity dates less than three months	(2,500)	—
Other, net	(10)	(1,255)

Net cash provided by financing activities	307,742	191,896

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(178)	126
Balance, beginning of period	2,283	2,157

Balance, end of period	$2,105	$2,283

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Subsequent Events

        Subsequent to December 31, 2010, we did not make scheduled interest payments totaling $3.4 million on the Land Loan.

        In March 2011, we were notified by the lessor of the Wild Wild West property that the lease had been terminated. We are currently in negotiations regarding possible modifications to this lease, however we can provide no assurance that we will be able to reach an agreement with the lessor.

        We evaluated all activity of the Company and concluded that no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

25. Quarterly Financial Information (Unaudited)

	Year ended December 31, 2010
(amounts in thousands)	First Quarter (a)	Second Quarter (b)	Third Quarter (c)	Fourth Quarter (d)
Net revenues	$249,371	$233,575	$227,048	$234,961
Operating income (loss)	23,492	15,483	(234,243)	(13,787)
Loss before income taxes	(55,915)	(57,401)	(298,316)	(175,806)
Net loss	(53,533)	(69,615)	(265,824)	(176,470)

	Year ended December 31, 2009
(amounts in thousands)	First Quarter (e)	Second Quarter (f)	Third Quarter (g)	Fourth Quarter (h)
Net revenues	$282,748	$267,161	$255,725	$256,515
Operating income (loss)	27,730	15,888	8,543	(1,264,700)
Loss before income taxes	(10,924)	(75,491)	(432,597)	(1,450,374)
Net loss	(33,709)	(65,331)	(455,400)	(1,125,074)

(a)
Includes reorganization items, net of $19.3 million related to the Chapter 11 Case, and $25.3 million representing the Company's 50% share of the loss on early termination of Green Valley Ranch's interest rate swap.

(b)
Includes reorganization items, net of $37.9 million related to the Chapter 11 Case.

(c)
Includes impairment losses totaling $242.2 million including $60.4 million for goodwill, $97.7 million for land held for development, $66.6 million for property and equipment, $16.3 for investments in joint ventures, and $1.2 million related to other intangible assets. Also includes reorganization items, net of $21.3 million related to the Chapter 11 Case.

(d)
Includes impairment losses of $19.9 million including $16.7 million for land held for development and $3.2 million for other intangible assets. Also includes a gain of $124.2 million on the on dissolution of Ranch Road joint venture, a charge of $233.3 million representing our 50% share of impairment losses recognized by Aliante Station, and reorganization items, net of $4.3 million related to the Chapter 11 Case.

(e)
Includes a gain on early retirement of debt of $40.3 million and an increase in fair value of derivative instruments of $19.0 million.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Quarterly Financial Information (Unaudited) (Continued)

(f)
Includes an increase in fair value of derivative instruments of $14.6 million.

(g)
Includes reorganization items, net of $370.7 million related to the Chapter 11 Case, and an increase in fair value of derivative instruments of $1.5 million.

(h)
Includes impairment losses totaling $1.28 billion including $181.8 million for goodwill, $255.3 million for other intangible assets, $617.4 million for land held for development, $179.4 for property and equipment, and $43.0 million for other assets. Also includes reorganization items, net of $5.2 million related to the Chapter 11 Case, and a decrease in fair value of derivative instruments of $11.4 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company's management, with the participation of its Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer to allow timely decisions regarding required disclosure. No changes were made to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The evaluation conducted did not include an evaluation of Station or Green Valley Ranch.

  Management's Report on Internal Control Over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

  Changes in Internal Control Over Financial Reporting

        During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

  None

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Pursuant to the terms of the Equityholders Agreement, our Board of Managers is expected to consist of up to eight members designated as follows: (i) FI Station Investor and certain of its affiliates are expected to have the right to designate up to three individuals to serve on the Board of Managers; (ii) the Mortgage Lenders are expected to have the right to designate up to three individuals to serve on the Board of Managers; and (iii) FI Station Investor and certain of its affiliates are expected to have the right to designate up to two individuals that qualify as "independent" based upon the listing standards of the New York Stock Exchange to serve as managers, subject to the approval of the Mortgage Lenders.

        Set forth below are the names, ages, positions and biographical information of the individuals that we expect will be our managers and executive officers. Additional members of the Board of Managers are expected to be designated prior to the Effective Date pursuant to the terms of the Equityholders Agreement.

Name	Age	Position
Frank J. Fertitta III (*)	49	Manager, Chief Executive Officer and President
Marc J. Falcone	37	Executive Vice President and Chief Financial Officer
Thomas M. Friel	47	Executive Vice President, Chief Accounting Officer and Treasurer
Richard J. Haskins	47	Executive Vice President, General Counsel and Secretary
Kevin L. Kelley (**)	53	Executive Vice President and Chief Operating Officer
Scott M Nielson	53	Executive Vice President and Chief Development Officer
Lorenzo J. Fertitta (*)	42	Manager
Robert A. Cashell, Jr.	45	Manager
Stephen J. Greathouse	59	Manager
James E. Nave, D.V.M.	66	Manager
Robert E. Lewis	65	Manager

(*)
Frank J. Fertitta III and Lorenzo J. Fertitta are brothers.

(**)
Kevin L. Kelley is Frank J. Fertitta III's brother-in-law.

        Set forth below is a description of the backgrounds, including business experience, for each of our managers and executive officers.

        Frank J. Fertitta III.    On the Effective Date, Mr. Fertitta will become a member of the Board of Managers, Chief Executive Offer and President of the Company. Mr. Fertitta served as Chairman of the Board of STN since February 1993, Chief Executive Officer since July 1992 and President since July 2008, in each case through the Petition Date and during the pendency of the Chapter 11 Case. Mr. Fertitta also served as President of STN from 1989 until July 2000. He has held senior management positions since 1985, when he was named General Manager of Palace Station. He was elected a director of STN in 1986, at which time he was also appointed Executive Vice President and Chief Operating Officer. Mr. Fertitta is a co-owner of Zuffa, LLC which is the parent company of the Ultimate Fighting Championship, a martial arts promotion organization. The Company believes that Mr. Fertitta's experience and business expertise in the gaming industry, as well as his position as a principal equityholder of the Company, give him the qualifications and skills to serve as a Manager.

        Marc J. Falcone.    On the Effective Date, Mr. Falcone will become Executive Vice President and Chief Financial Officer of the Company and a Senior Vice President of each subsidiary of the Company. Mr. Falcone has served as Chief Financial Officer of Fertitta Entertainment since November 2010. From June 2008 to October 2010, Mr. Falcone worked at Goldman Sachs with responsibilities including restructuring focused on the hospitality and gaming sectors under that firm's Whitehall division. From May

2006 to June 2008 Mr. Falcone was a senior analyst at Magnetar Capital, LLC (an alternative asset management firm), covering the gaming, lodging, leisure, REIT and airline industries. From May 2002 to June 2006, Mr. Falcone was a Managing Director for Deutsche Bank Securities Inc. covering gaming, lodging and leisure companies and was recognized as one of the industry's top analysts. Prior to joining Deutsche Bank Securities Inc., Mr. Falcone worked for Bear Stearns & Co., also covering the gaming, lodging, and leisure industries. Mr. Falcone has contributed to several major industry publications, appeared on CNBC and CNN, and has been quoted in several major newspapers, magazines, and financial publications worldwide, including the Wall Street Journal, New York Times, Financial Times, USA Today, Fortune, Forbes, Time, Newsweek and Business Week. Mr. Falcone holds a bachelor's degree from Cornell University's School of Hotel Administration.

        Thomas M. Friel.    On the Effective Date, Mr. Friel will become Executive Vice President, Chief Accounting Officer and Treasurer of the Company and a Senior Vice President and Treasurer of each subsidiary of the Company. Mr. Friel served as Executive Vice President, Chief Accounting Officer and Treasurer of STN since March 2007, in each case through the Petition Date and during the pendency of the Chapter 11 Case. He served as Vice President of Finance and Corporate Controller of STN from July 1999 to March 2007. Mr. Friel is a Certified Public Accountant. He is a member of the Board of Directors of Big Brothers and Big Sisters of Southern Nevada.

        Richard J. Haskins.    On the Effective Date, Mr. Haskins will become Executive Vice President, General Counsel and Secretary of the Company and Senior Vice President and Secretary of each subsidiary of the Company. Mr. Haskins served as Executive Vice President and Secretary of STN from July 2004 and served as General Counsel of STN from April 2002, in each case through the Petition Date and during the pendency of the Chapter 11 Case. He previously served as Assistant Secretary of STN from September 2003 to July 2004, as Vice President and Associate General Counsel of STN from November 1998 to March 2002 and as General Counsel of Midwest Operations of STN from November 1995 to October 1998. Mr. Haskins is a member of the American Bar Association, Kansas Bar Association, Missouri Bar Association and Nevada Bar Association.

        Kevin L. Kelley.    On the Effective Date, Mr. Kelley will become Executive Vice President and Chief Operating Officer of the Company and President of each subsidiary of the Company. Mr. Kelley served as Executive Vice President and Chief Operating Officer of STN from January 7, 2008 through the Petition Date and during the pendency of the Chapter 11 Case. From June 2006 to January 2008, he was employed as Senior Vice President for Las Vegas Sands Corp. From January 2003 to May 2006, he served as President and Chief Operating Officer of Hard Rock Hotel, Inc. Prior to joining Hard Rock Hotel, Inc., Mr. Kelley served at STN in various capacities from August 1993 to January 2003, most recently as President of Westside Operations, where he oversaw all operations of STN's five west-side properties.

        Scott M Nielson.    On the Effective Date, Mr. Nielson will become Executive Vice President and Chief Development Officer of the Company and Senior Vice President of each subsidiary of the Company. Mr. Nielson served as Chief Development Officer of STN from July 2004 and as an Executive Vice President of STN since June 1994, in each case through the Petition Date and through the pendency of the Chapter 11 Case. He served as Chief Legal Officer of STN from March 2002 to July 2004 and General Counsel of STN from 1991 to March 2002. From 1992 to July 2004, he served as Secretary of STN. From 1991 through June 1994, he served as Vice President of STN. From 1986 to 1991, Mr. Nielson was in private legal practice as a partner in the Las Vegas firm of Schreck, Jones, Bernhard, Woloson & Godfrey (now Brownstein Hyatt Farber Schreck, LLP), where he specialized in gaming law and land use planning and zoning. Mr. Nielson is a member of the American Bar Association, the Nevada Bar Association and the International Association of Gaming Attorneys.

        Lorenzo J. Fertitta.    On the Effective Date, Mr. Fertitta will become a manager of the Board of Managers of the Company. Mr. Fertitta served as Vice Chairman of the Board of STN since December 2003 and served as a director since 1991, in each case through the Petition Date and the pendency of the

Chapter 11 Case. Mr. Fertitta also served as President of STN from July 2000 until June 30, 2008. Mr. Fertitta is a co-owner of Zuffa, LLC which is the parent company of the Ultimate Fighting Championship and has served as its chairman and chief executive officer since June 2008. From 1991 to 1993, he served as Vice President of STN. Mr. Fertitta served as President and Chief Executive Officer of Fertitta Enterprises, Inc. from June 1993 to July 2000, where he was responsible for managing an investment portfolio consisting of marketable securities and real property. Mr. Fertitta served as a member of the Board of Directors of the Nevada Resort Association from 2001 to 2008. Mr. Fertitta served as a director of the American Gaming Association from December 2005 to May 2008 and as a commissioner on the Nevada State Athletic Commission from November 1996 until July 2000. The Company believes that Mr. Fertitta's experience and business expertise in the gaming industry, as well as his position as a principal equityholder of the Company, give him the qualifications and skills to serve as a Manager.

        Robert A. Cashell, Jr.    On the Effective Date, Mr. Cashell will become a manager of the Board of Managers of the Company. Mr. Cashell has been involved in the gaming industry for over 25 years, beginning as a management trainee in 1979 at the Boomtown Hotel & Casino in Northern Nevada. From 1991 to 1998, Mr. Cashell served as General Manager of the Horseshoe Club in Reno, Nevada. Since 1995, Mr. Cashell has also served as President of Northpointe Sierra, Inc. (formerly Cashell Enterprises, Inc.), which owns and operates the casinos at the Alamo Casino-Mill City and Alamo Travel Center, each in Northern Nevada. Since 2001, Mr. Cashell has owned and served as President and Director of Topaz Lodge and Casino in Gardnerville, Nevada. Between 2003 and 2006, Mr. Cashell managed, through Cashell Enterprises, Inc., Sturgeon's Casino in Northern Nevada for the owners. Similarly, in 2007, Mr. Cashell, through RAC II, LLC, leased and operated the Fitzgerald's Hotel and Casino in Reno, Nevada for a landlord group. From 2000, Mr. Cashell has served as the Chairman of Heritage Bank of Nevada. From April to October, 2006, Mr. Cashell served as President and Chief Operating Officer of Berry Hinckley Industries in Reno, Nevada. Mr. Cashell received B.A. in Communications from Pepperdine University. The Company believes that Mr. Cashell's experience and business experience in the gaming industry give him the qualifications and skills to serve as a Manager.

        Stephen J. Greathouse.    On the Effective Date, Mr. Greathouse will become a manager of the Board of Managers of the Company. Mr. Greathouse has been involved in the Las Vegas hotel and gaming industry for more than 30 years, and from 1997 to 2005, he served as Senior Vice President of Operations for the Mandalay Resort Group. Prior to his time at Mandalay Resort Group, in 1997, Mr. Greathouse served as President of Boardwalk Hotel & Casino, Las Vegas, and from 1994 to 1997, he served as Chief Executive Officer and Chairman of the Board of Alliance Gaming Corporation, (renamed "Bally Technologies, Inc." in 2006). Prior to his time at Bally Technologies, Inc., Mr. Greathouse spent 16 years with Harrah's Entertainment, starting as a Race & Sports Book Manager in Reno and working his way up to President, Casino-Hotel Division. Mr. Greathouse has been a director of Multimedia Games, Inc., a company which designs, manufactures and supplies innovative standalone and networked gaming systems, since April 2009. Mr. Greathouse previously served as a Commissioner for the Spending and Government Efficiency Commission (SAGE Commission), a privately funded, bi-partisan panel created to review state government operations that fall under the Executive Branch and to provide the Governor of Nevada with recommendations for streamlining operations, improving customer service, and maximizing the use of taxpayer dollars. Mr. Greathouse received a B.S. in Business Administration from the University of Missouri-Columbia. The Company believes that Mr. Greathouse's experience and business expertise in the gaming industry give him the qualifications and skills to serve as a Manager.

        James E. Nave, D.V.M.    Dr. Nave was appointed to the Board of Directors of Station on December 19, 2007. Dr. Nave had served as a director of Station from March 2001 until November 7, 2007 at which time he voluntarily resigned from the Board of Directors upon the consummation of the Merger. During that period, he was the Chairman of the Audit Committee and served on the Governance and Compensation Committee. He is currently a member of the Audit Committee of Station. Dr. Nave has been an owner of the Tropicana Animal Hospital since 1974 and has been the owner and manager of multiple veterinary hospitals since 1976. Dr. Nave has also served on the Board of Directors of Bank West of Nevada since 1994, where he also serves as Chairman of the Site Committee. Dr. Nave has served on the Board of Directors of Western Alliance Bancorporation since 2003, where he also serves as a member of the Audit and Compensation Committees. Dr. Nave is also the Director of International Affairs for the American Veterinary Medical Association and was the Chairperson of the National Commission for Veterinary Economics Issues from 2001 through July 2007. In addition, Dr. Nave is a member of the Nevada Veterinary Medical Association, the Western Veterinary Conference and the American Veterinary Medical Association. He is also a member of the Clark County Veterinary Medical Association, the National Academy of Practitioners and the American Animal Hospital Association. Dr. Nave was a member of the University of Missouri, College of Veterinary Medicine Development Committee from 1984 to 1992. He was also a member of the Nevada State Athletic Commission from 1988 to 1999 and served as its chairman from 1989 to 1992 and from 1994 to 1996. The Company believes that Dr. Nave's financial and business expertise, including his diversified background of managing and directing a variety of public and private organizations, give him the qualifications and skills to serve as a Manager.

        Robert E. Lewis.    Mr. Lewis served as a director of Station from May 2004 until November 7, 2007 at which time he voluntarily resigned from the Board of Directors upon the consummation of the Merger. While a Director of Station, he served on the Audit and Governance and Compensation Committees. Mr. Lewis has served as president of the Nevada Division of Lewis Operating Corp., a builder and owner of rental communities, shopping centers, office buildings and industrial parks of distinction, since December 1999. Mr. Lewis became the president of the Nevada Region of Kaufman and Broad Home Corporation upon the merger of Lewis Homes Management Corp. and Kaufman and Broad Home Corporation in January 1999. He served in that capacity until December 1999. Prior to the merger, Mr. Lewis ran the Nevada operations of the Lewis Homes group of companies and its affiliates for 25 years. He has served as a director for the National Association of Home Builders and as a director and President of the Southern Nevada Home Builders Association from 1987 to 1988. Mr. Lewis is also on the Executive Committee and served as Secretary from 1995 to 1997 and Legislative Chairman for the Nevada Development Authority since 1993, He served as the Chairman of the Las Vegas District Council of the Urban Land Institute from 2002 to 2005 and served on the Clark County Community Growth Task Force from 2004 to 2005 The Company believes that Mr. Lewis's experience and business expertise give him the qualifications and skills to serve as a Manager.

Section 16(a) Beneficial Ownership Reporting Compliance

        None.

Code of Ethics

        The Company has not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. It is anticipated that the Company will adopt such a code of ethics following the Effective Date.

ITEM 11.    EXECUTIVE COMPENSATION

        The Board of Managers will have the authority to appoint officers and fix their compensation in accordance with the terms of the Equityholders Agreement. We currently pay no compensation to the individuals expected to comprise our Board of Managers or to our executive officers. Following the Effective Date, our executive officers will receive compensation from Fertitta Entertainment or the Company. The compensation payable to our executive officers following the Effective Date has not yet been determined. The Board of Managers does not yet have any committees. Following the Effective Date, each member of the Board of Managers will receive annual compensation in the amount of $75,000.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The Company was formed to acquire and operate the Propco Properties and the Opco Assets. The Company will have two classes of Units: Voting Units and Non-Voting Units. As of the date hereof, we have not issued any Units. Upon consummation of the Plan, we intend to issue 100 Voting Units representing 100% of our outstanding Voting Units to Station Voteco and 100 Non-Voting Units representing 100% of our outstanding Non-Voting Units to Station Holdco.

Name and Address of Beneficial Owner	Voting Units	% of Voting Units	Non-Voting Units	% of Non-Voting Units
Station Voteco LLC (a)	100	100	—	—
Station Holdco LLC (b)	—	—	100	100
Named Executive Officers and Managers as a Group (c)	100	100	85	85

(a)
Station Voteco is expected, subject to the receipt of required approvals of gaming regulatory authorities, to be owned by (i) Frank J. Fertitta III, our Chief Executive Officer and President, (ii) Lorenzo J. Fertitta, (iii) Robert A. Cashell Jr., who is expected to be designated as a member of Station Voteco by German American Capital Corporation, and (iv) Stephen J. Greathouse, who is expected to be designated as a member of Station Voteco by JPMorgan Chase Bank, N.A. Each of the anticipated members of Station Voteco is also expected to be a member of our Board of Managers. An entity owned by Frank J. Fertitta III and Lorenzo J. Fertitta is expected to collectively own 49.9%, and each of Messrs. Cashell and Greathouse are expected to own 31.35% and 18.75% respectively, of the voting equity interests in Station Voteco and, as a result, may be deemed to be beneficial owners of our Voting Units. The address of Station Voteco LLC is 10801 West Charleston Blvd., Suite 600, Las Vegas, Nevada 89135.

(b)
The equity interests of Station Holdco are expected to be owned by (i) FI Station Investor, (ii) designees of German American Capital Corporation, one of the Mortgage Lenders and an indirect wholly owned subsidiary of Deutsche Bank AG, (iii) designees of JPMorgan Chase Bank, N.A., one of the Mortgage Lenders and (iv) the Opco Unsecured Creditors. It is anticipated that FI Station Investor will own approximately 45% of the membership interests of Station Holdco, German American Capital Corporation will own approximately 25% of the membership interests of Station Holdco, JPMorgan Chase Bank, N.A. will own approximately 15% of the membership interests of Station Holdco and the Opco Unsecured Creditors will own 15% of the membership interests of Station Holdco. In addition, these percentages may be adjusted if JPMorgan Chase Bank, N.A. sells certain equity interests in satisfaction of the CMBS Loans. The address of Station Holdco and FI Station Investor is 10801 West Charleston Blvd., Suite 600, Las Vegas, Nevada 89135. The address of German American Capital Corporation is 60 Wall Street, New York, NY. The address of JPMorgan Chase Bank, N.A. is 383 Madison Street, New York, NY 10179.

(c)
Named executive offices and managers as a group consist of four persons for Voting Units and four persons for Non-Voting Units.

        The reported ownership of the named executive officers and managers is approximate and is subject to change to the extent that changes are made in the Plan or the related agreements implementing the Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mortgage Lenders

        Under the Plan, the Company expects to enter into the Propco Credit Agreement with German American Capital Corporation and JPMorgan Chase Bank, N.A. As discussed in "Item 1. Business—Restructuring Transactions" the Propco Credit Agreement will consist of $1.6 billion of term loans and a $100 million revolving credit facility, which revolving credit facility will increase to $150 million upon the prepayment of $50 million of outstanding principal amount under the term loan on the closing date thereof. In addition, it is expected that affiliates of the Mortgage Lenders will own 50.1% of the Voting Units and approximately 40% of the Non-Voting Units. In addition, pursuant to the Equityholders Agreement the Mortgage Lenders will have the right to designate up to three individuals to serve on the Company's Board of Managers. The members of our Board of Managers that are designated by the Mortgage Lenders could be deemed to have a material direct or indirect interest in the Propco Credit Agreement by virtue of their relationship with the Mortgage Lenders. For a further discussion of the Propco Credit Agreement see "Item 1. Business—Restructuring Transactions", "Item 1A. Risk Factors—We expect to have significant indebtedness upon the Effective Date", "Item 1A. Risk Factors—Our indebtedness will impose restrictive financial and operating covenants that will limit our flexibility in operating our business" and "Item 7. Financial Information—Management's Discussion and Analysis of Financial Condition and Results of Operation—Station Casinos LLC—Liquidity and Capital Resources—Propco Credit Agreement." For a further discussion of the Equityholders Agreement see "Item 7. Financial Information—Management's Discussion and Analysis of Financial Condition and Results of Operation—Station Casinos LLC—Overview" and "Item 10. Directors, Executive Officers and Corporate Governance."

Fertitta Entertainment

        Under the Plan, the Company will enter into management agreements with subsidiaries of Fertitta Entertainment, which will expire after 25 years, unless earlier terminated. Fertitta Entertainment is owned by affiliates of Frank J. Fertitta III, our Chief Executive Officer, President and a member of our Board of Managers, and Lorenzo J. Fertitta, a member of our Board of Managers. In addition, it is expected that affiliates of Fertitta Entertainment will own 49.9% of the Voting Units and approximately 45% of the Non-Voting Units. Pursuant to the management agreements, affiliates of Fertitta Entertainment will manage and operate the Propco Properties and the Opco Assets and will receive a base management fee equal to two percent of the gross revenues attributable to the properties and an incentive management fee equal to five percent of earnings before interest, taxes depreciation and amortization ("EBITDA") with respect to each fiscal year, to the extent such EBITDA is positive.

Boulder Station Lease

        Station has entered into a ground lease for 27 acres of land on which Boulder Station is located which the Company will assume in the Restructuring Transactions. Station leases this land from KB Enterprises, a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the "Related Lessor"). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III and Lorenzo J. Fertitta. See "Item 2. Properties" for details on the Boulder Station lease.

Texas Station Lease

        Station entered into a ground lease for 47 acres of land on which Texas Station is located which the Company will assume in the Restructuring Transactions. Station leases this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. See "Item 2. Properties" for details on the Texas Station lease.

Zuffa, LLC

        Station has purchased tickets to events held by Zuffa, LLC ("Zuffa") which is the parent company of the Ultimate Fighting Championship ("UFC") and is owned by Frank J. Fertitta III and Lorenzo J. Fertitta. For the years ended December 31, 2010, 2009 and 2008, Station made payments to Zuffa totaling approximately $0.5 million, $0.7 million, and $0.7 million, respectively, for ticket purchases to, and closed circuit viewing fees of, UFC events. In addition, in September 2008 Zuffa and a wholly owned subsidiary of Station entered into a month-to-month license agreement whereby Zuffa has the rights to a previously unused portion at Palace Station for general office and administrative use. Payments received by Station related to this license agreement totaled approximately $22,000 and $21,000 for the years ended December 31, 2009 and 2008, respectively. There were no payments received from Zuffa under this license agreement during the year ended December 31, 2010. In January 2009, Station subleased its leased aircraft to Zuffa for a period of six months. Payments received by Station in connection with this sublease approximated the amount Station paid for leasing the aircraft, and totaled approximately $0.8 million.

Manager Independence

        Our Board of Managers will be composed of Frank J. Fertitta III, Lorenzo J. Fertitta, Robert A. Cashell, Jr., Stephen J. Greathouse, James E. Nave, D.V.M., Robert E. Lewis and up to two additional members to be appointed by the Mortgage Lenders and FI Station Investor in accordance with the terms of the Equityholders Agreement. At least two members of the Board of Managers, including Dr. Nave and Mr. Lewis, are expected to be considered "independent" based upon the listing standards of the New York Stock Exchange.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        We have not incurred principal accounting fees or services during the years ended December 31, 2010 and December 31, 2009.

CERTIFICATIONS

        The Chief Executive Officer and the Chief Accounting Officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2010.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Station Casinos, Inc. Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:
		Report of Independent Registered Public Accounting Firm—Ernst & Young LLP
		Consolidated Balance Sheets as of December 31, 2010 and 2009
		Years ended December 31, 2010, 2009, and 2008
		Consolidated Statements of Operations
		Consolidated Statements of Stockholders' (Deficit) Equity
		Consolidated Statements of Cash Flows
		Notes to Consolidated Financial Statements
	2.	None
	3.	Exhibits

Exhibit Number	Exhibit Description
2.1	First Amended Joint Chapter 11 Plan of Reorganization for Station Casinos, Inc. and Affiliated Debtors dated July 28, 2010. (Incorporated herein by reference to the Company's Form 10 filed on November 12, 2010)
3.1	Articles of Organization of the Company. (Incorporated herein by reference to the Company's Form 10 filed on November 12, 2010)
3.2	Amendment to Articles of Organization of the Company. (Incorporated herein by reference to the Company's Form 10 filed on November 12, 2010)
10.1
Asset Purchase Agreement, dated as of March 9, 2011, by and between Station GVR Acquisition, LLC and Green Valley Ranch Gaming, LLC. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated March 10, 2011)
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
None

(c)
None

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATION CASINOS LLC
Dated: March 31, 2011	By:	/s/ FRANK J. FERTITTA III Frank J. Fertitta III Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III Frank J. Fertitta III	Chief Executive Officer and President (Principal Executive Officer)
	Member of Fertitta Holdco LLC, the manager of Fertitta Entertainment LLC, the member of Station Voteco LLC, the member of the Company	March 31, 2011
/s/ MARC J. FALCONE Marc J. Falcone	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2011
/s/ THOMAS M. FRIEL Thomas M. Friel	Executive Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	March 31, 2011