Form 10-Q
period 2011-03-31
Station Casinos LLC
filed 2011-05-16
CIK 1503579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-54193

STATION CASINOS LLC
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-3312261 (I.R.S. Employer Identification No.)
1505 South Pavilion Center Drive, Las Vegas, Nevada (Address of principal executive offices)
89135 (Zip Code)
(702) 495-3000 Registrant's telephone number, including area code
N/A (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of April 30, 2011 there were no shares outstanding of the registrant's voting units.

 STATION CASINOS LLC
INDEX

Part I. Financial Information

Part 1. Financial Statements

EXPLANATORY NOTE

        Station Casinos LLC (the "Company", "we", "our" or "us") was formed for the purpose of acquiring substantially all of the assets of Station Casinos, Inc. ("STN") and its subsidiaries ("Station") pursuant to the order entered by the Bankruptcy Court (as defined herein) on August 27, 2010 confirming the joint plan of reorganization of STN and certain affiliated debtors. In addition, we anticipate acquiring substantially all of the assets of Green Valley Ranch Resort Spa Casino ("Green Valley Ranch") pursuant to the GVR Asset Purchase Agreement (as defined herein). We expect the Restructuring Transactions (as defined herein) to be completed by June 30, 2011. Accordingly, the condensed consolidated financial statements for Station are attached as Exhibit 99.1.

        To date, we have conducted no business and have no material assets or liabilities. We expect the reorganization of Station and acquisition of Green Valley Ranch to be completed by June 30, 2011, at which time we will acquire substantially all of the assets of Station in consideration for the issuance of (i) our voting units ("Voting Units") to Station Voteco LLC, a Nevada limited liability company formed to hold the voting equity interests of the Company ("Station Voteco"), (ii) our non-voting units ("Non-Voting Units" together with our Voting Units, our "Units") to Station Holdco LLC, a Delaware limited liability company formed to hold the non-voting equity interests of the Company ("Station Holdco"), and (iii) secured credit facilities, as well as acquire substantially all of the assets of GVR for approximately $500.0 million.

Chapter 11 Reorganization

        Station is a gaming and entertainment company that currently owns and operates ten major hotel/casino properties (two of which are 50% owned) under the Station and Fiesta brand names and eight smaller casino properties (three of which are 50% owned), in the Las Vegas metropolitan area. Station owns and operates Palace Station Hotel & Casino ("Palace Station"), Boulder Station Hotel & Casino ("Boulder Station"), Texas Station Gambling Hall & Hotel ("Texas Station"), Sunset Station Hotel & Casino ("Sunset Station"), Santa Fe Station Hotel & Casino ("Santa Fe Station"), Red Rock Casino Resort Spa ("Red Rock"), Fiesta Rancho Casino Hotel ("Fiesta Rancho"), Fiesta Henderson Casino Hotel ("Fiesta Henderson"), Wild Wild West Gambling Hall & Hotel ("Wild Wild West"), Wildfire Casino—Rancho ("Wildfire Rancho"), Wildfire Casino—Boulder ("Wildfire Boulder"), Gold Rush Casino ("Gold Rush") and Lake Mead Casino. Station also owns a 50% interest in Green Valley Ranch, Aliante Station Casino + Hotel ("Aliante Station"), Barley's Casino & Brewing Company ("Barley's"), The Greens Gaming and Dining ("The Greens") and Wildfire Lanes and Casino ("Wildfire Lanes"). Station also manages Gun Lake Casino.

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

        In addition, Opco Unsecured Creditors that are "accredited investors" (as defined in the Securities Act of 1933, as amended) will have an opportunity to participate in a rights offering ("Rights Offering") under which they may subscribe for and purchase their pro rata share of 15% of the equity interests of Station Holdco for an aggregate amount of $35.3 million. The Rights Offering may be increased to fund (i) the payment of $50 million pay-down under the Propco Credit Agreement, (ii) a portion of the Opco Acquisition and (iii) the acquisition of Green Valley Ranch, Aliante Station, or any other material gaming operations located with a 100-mile radius of Las Vegas, provided that the aggregate purchase price payable for additional units so offered in the Rights Offering will not exceed $64.7 million. Certain affiliates of Fidelity Management & Research Company, Oaktree Capital Management, L.P. and Serengeti Asset Management, LP (the "Put Parties") will purchase at least one-half of the equity interests of Station Holdco offered pursuant to the Rights Offering and have committed to purchase the remainder of the equity interests of Station Holdco offered pursuant to the Rights Offering on or before June 30, 2011, to the extent that such equity interests are not purchased by other Opco Unsecured Creditors (the "Equity Put"). In consideration for their agreement to purchase equity interests that are not purchased by other Opco Unsecured Creditors, the Put Parties will receive a $3 million cash payment on the Effective Date and reimbursement of expenses in an amount of up to $1.9 million.

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

        On March 9, 2011, Station GVR Acquisition, LLC (the "GVR Purchaser"), an indirect subsidiary of the Company, and GVR, owner of Green Valley Ranch, entered into an Asset Purchase Agreement (the "GVR Asset Purchase Agreement") pursuant to which, the GVR Purchaser will purchase substantially all of the assets and assume certain specified liabilities of GVR for a purchase price of approximately $500 million (the "GVR Acquisition"). The GVR Asset Purchase Agreement contemplates that GVR will file voluntary petitions for relief under chapter 11 of the Bankruptcy Code and that such acquisition will be pursuant to, among other things, Sections 363 and 365 of the Bankruptcy Code and as part of a pre-packaged chapter 11 plan of reorganization of GVR. The GVR Asset Purchase Agreement is subject to, among other things, the bankruptcy court entering a confirmation order confirming the chapter 11 plan of reorganization of GVR.

        On March 22, 2011, the subsidiaries of STN that are sellers under the Asset Purchase Agreement and Station's 50%-owned joint ventures GVR and Aliante Gaming, LLC ("Aliante"), commenced a solicitation of approvals for a prepackaged plan of reorganization (the "Subsidiary Plan") to implement and facilitate the sale and related restructuring transactions described in the Asset Purchase Agreement, the GVR Asset Purchase Agreement and a reorganization of Aliante pursuant to which its lenders would receive the equity of Aliante in exchange for their claims. The Chapter 11 cases for such subsidiaries (the "Subsidiary Chapter 11 Cases") were filed on April 12, 2011.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited)

Station Casinos LLC

        The following discussion and analysis should be read in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2010.

  Overview

        Since our formation in August 2010, we have had no operations. We were formed for the purpose of acquiring substantially all of the assets of Station pursuant to the Plan. In addition, we anticipate acquiring substantially all of the assets of Green Valley Ranch pursuant to the GVR Asset Purchase Agreement. We expect the Restructuring Transactions to be completed by June 30, 2011. Accordingly, the management's discussion and analysis of financial condition and results of operations that follows is for the Company and Station on an individual basis.

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

  Liquidity and Capital Resources

        Our cash flows will be affected by a variety of factors, many of which are outside of our control, including regulatory issues, competition, financial markets and other general business conditions. We believe that we will have sufficient liquidity through available cash, availability under our credit agreements and cash flow from operations to fund our cash requirements and capital expenditures for at least twelve months after the Effective Date. We will endeavor to fund capital expenditures for maintenance of our properties through our operating results. However, we cannot assure you that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations as our results for future periods are subject to numerous uncertainties which may result in liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

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

        The Propco Credit Agreement will be guaranteed by all subsidiaries of the Company except its unrestricted subsidiaries. The Propco Credit Agreement will be secured by a pledge of the Company's equity (including equity held by Station Holdco and Station Voteco in the Company), together with all tangible and intangible assets of the Company and its subsidiaries (other than (i) any assets of IP Holdco, (ii) liens prohibited by applicable gaming laws, (iii) equity issued by, and any assets of, Opco or its subsidiaries, (iv) equity issued by, or any property of, Landco and its subsidiaries and (v) any assets of any other unrestricted subsidiaries). The loan documents for the Propco Credit Agreement (the "Propco Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company, Station Voteco, Station Holdco and each direct and indirect subsidiary of the Company (other than Propco Credit Agreement Unrestricted Subsidiaries) to incur additional indebtedness; create liens on assets; dispose of assets; make investments and acquisitions; engage in certain transactions with affiliates, pay dividends, engage in mergers and fundamentally change its business. The Propco Credit Agreement is expected to contain certain events of default including, among other things, nonpayment of principal when due; nonpayment of interest, fees or other amounts after a five business day grace period; material inaccuracy of representations and warranties; violation of covenants (subject, in the case of certain covenants, to certain grace periods); cross-default; bankruptcy events; certain Employee Retirement Income Security Act ("ERISA") events; material judgments; and a change of control. The Propco Loan Documents will provide that, following termination of the management agreements which may be effected upon a default by affiliates of Fertitta Entertainment (including certain specified defaults under the Propco Credit Agreement) or foreclosure by the Propco Lenders, the Company and Fertitta Entertainment will provide full transition services to the Propco Lenders and their designees.

  Opco Credit Agreement

        On the Effective Date, a subsidiary of the Company, Opco, as borrower, will enter into the Opco Credit Agreement consisting of (a) a term loan facility in the principal amount of $455 million (the "Opco Term Loan"), and (b) a new "super priority" revolving credit facility in the maximum amount of $25 million, the availability of which will be subject to standard closing and continuing conditions (the "Opco Revolver"). In addition, Opco shall have the option, after the first anniversary of the Effective Date, to solicit lending commitments to increase the amount of the Opco Revolver by up to an additional $25 million. The initial maturity date will be on the fifth anniversary of the Effective Date but may be extended for two additional one-year periods, subject to the absence of defaults, accuracy of representations and warranties, and payment of 1.00% extension fee for each extension, and pro forma compliance with the total leverage and interest coverage ratios. Interest shall accrue on the principal balance at the rate per annum, as selected by Opco, of not more than LIBOR plus 3.00% or base rate plus 2.00% for the first three years of the term; LIBOR plus 3.50% or base rate plus 2.50% for the fourth and fifth year; LIBOR plus 4.50% or base rate plus 3.50% for the sixth year if the Company elects to exercise the first optional extension of the maturity of the loans; and LIBOR plus 5.50% or base rate plus 4.50% for the seventh year if Opco elects to exercise the second optional extension of the maturity of the loans. Base rate will be subject to a floor equal to one-month LIBOR plus 1.00%. Additionally, Opco will be subject to a fee of 0.50% for the unfunded portion of the Opco Revolver.

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

  Restructured Land Loan

        On the Effective Date, a subsidiary of Propco Landco, CV PropCo, LLC ("CV Propco"), as borrower, is expected to enter into the Restructured Land Loan in the principal amount of $105 million. The initial maturity date is expected to be the fifth anniversary of the Effective Date. Interest will accrue on the principal balance at the rate per annum of LIBOR plus 3.50% for the first five years. All interest on the Restructured Land Loan would be paid in kind (i.e., capitalized as principal under the Restructured Land Loan) for the first five years. CV Propco would have two options to extend the maturity date for an additional year to be available subject to absence of default, payment of up to 1.00% extension fee for each year, a step-up in interest rate to not more than LIBOR plus 4.50% (in year 6) and not more than LIBOR plus 5.50% (in year 7). Interest accruing in years 6 and 7 shall be paid in cash. There is no scheduled minimum amortization prior to final stated maturity, but the Restructured Land Loan will be subject to mandatory prepayments with excess cash. The Restructured Land Loan would be guaranteed by all subsidiaries of CV Propco and secured by a pledge of CV Propco equity and all tangible and intangible assets of CV Propco and its subsidiaries, principally consisting of land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West. Documentation is expected to include customary representations, warranties, covenants, and events of default. The land carry costs of CV Propco are expected to be supported by the Company under a Support Agreement that provides for advances from the Company to CV Propco to fund taxes, insurance premiums and other land carry costs (excluding debt service) payable by CV Propco. The Restructured Land Loan is expected to provide that, following the termination of management agreements which may be effected upon a default by affiliates of Fertitta Entertainment (including certain specified defaults under the Propco Credit Agreement) or foreclosure by the Propco Lenders, the Company and Fertitta Entertainment would provide full transition services to the CV Propco lenders and their designees.

  GVR Term Loan

        GVR Purchaser, as borrower, has entered into a commitment letter for $310 million of financing which will consist of a $10 million revolving credit facility, a $215 million first lien term loan and an $85 million second lien term loan. The maturity date of the first lien term loan is expected to be the fifth anniversary of the loan closing date and the maturity date of the second lien term loan is expected to be the sixth anniversary of the loan closing date. The first lien term loan is expected to have scheduled quarterly minimum amortization payments in the amount of one percent per annum. We do not expect that there will be scheduled minimum amortization of the second lien term loan prior to final stated maturity. The GVR Term Loan is expected to be subject to customary mandatory prepayments, including sale of equity or debt and excess cash flow. The lenders and GVR are expected to enter into a customary Intercreditor agreement. Interest is expected to accrue on the first lien term loan at the rate per annum of LIBOR plus 4.75% with a 1.50% LIBOR floor and interest is expected to accrue on the second lien term loan at the rate per annum of LIBOR plus 8.50% with a 1.50% LIBOR floor. The GVR Term Loan is expected to be guaranteed by all subsidiaries of GVR and its immediate parent company, GVR Holdco 1 LLC and secured by first lien and second lien pledges of GVR equity, together with first and second priority liens on all tangible and intangible assets of GVR and its subsidiaries.

  Results of Operations

        Since our formation on August 9, 2010, we have had no operations.

  Off-Balance Sheet Arrangements

        We currently do not have any off-balance sheet obligations.

  Contractual Obligations

        We currently do not have any contractual obligations.

  Regulation and Taxes

        We will be subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future, including the NIGC and the Gun Lake Tribal Gaming Commission.

        The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state legislators and other officials have proposed changes in taxes, or in the administration of tax laws, affecting the gaming industry. The Nevada Legislature meets every two years for 120 days and when special sessions are called by the Governor. The current legislative session began on February 7, 2011 and will end on June 6, 2011. There have been no specific proposals during the current legislative session to increase gaming taxes, however there are no assurances an increase in gaming taxes will not be proposed and passed by the Nevada Legislature, or that other taxes impacting gaming licenses or other businesses in general will not be enacted during this legislative session.

        It is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law, regulations or compact provisions. Such changes, if adopted, could have a material adverse effect on our operating results.

  Description of Certain Indebtedness and Capital Stock

        Since our formation in August 2010, we have incurred no indebtedness and have issued no capital stock. Upon emergence, we expect to incur indebtedness and issue capital stock as described herein.

  Critical Accounting Policies

        A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

  Forward-looking Statements

        When used in this report and elsewhere by management from time to time, the words "may", "might", "could", "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our reorganization plan, expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, our ability to effect a successful restructuring, the impact of our bankruptcy filing on our operations; our ability to finance our operations and expenses associated with the bankruptcy, the impact of the substantial indebtedness incurred to finance the consummation of the going private transaction in November 2007, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, development and construction risks, regulatory matters and litigation are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Station

  Overview

        The following table highlights the results of Station's operations as compared to the prior year period (dollars in thousands, unaudited):

	Three months ended March 31,
			Percent change
	2011	2010
Net revenues—total	$247,727	$249,371	(0.7)%
Major Las Vegas Operations (a)	234,298	227,568	3.0%
Management fees (b)	4,880	12,481	(60.9)%
Other operations and corporate (c)	8,549	9,322	(8.3)%
Operating income (loss)—total	$28,027	$23,492	19.3%
Major Las Vegas Operations (a)	45,126	48,163	(6.3)%
Management fees (b)	4,880	12,481	(60.9)%
Other operations and corporate (c)	(21,979)	(37,152)	40.8%
Cash flows (used in) provided by:
Operating activities	$26,469	$50,059	(47.1)%
Investing activities	(10,413)	(17,917)	41.9%
Financing activities	(686)	(701)	2.1%

(a)
Includes the wholly-owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Red Rock, Fiesta Rancho and Fiesta Henderson.

(b)
For the three months ended March 31, 2011, includes management fees from Gun Lake, Barley's, The Greens and Wildfire Lanes. For the three months ended March 31, 2010, includes management fees from Thunder Valley, Barley's, The Greens and Wildfire Lanes. No management fees from Green

  Valley Ranch and Aliante Station were recognized during the three months ended March 31, 2011 and 2010.

(c)
Includes the wholly owned properties of Wild Wild West, Wildfire Casino—Rancho ("Wildfire Rancho"), Wildfire Casino—Boulder ("Wildfire Boulder"), Gold Rush Casino, Lake Mead Casino and corporate and development expense.

  Recent Events

        The accompanying condensed consolidated financial statements have been prepared assuming that Station will continue as a going concern. As discussed in Note 1 to the condensed consolidated financial statements, Station commenced the Chapter 11 Case on July 28, 2009. The pending Chapter 11 Case raises substantial doubt about Station's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments (except as described below) to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

  Chapter 11 Cases

        On July 28, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court under chapter 11 of the Bankruptcy Code. On February 10, 2010, GV Ranch Station, Inc., a wholly owned subsidiary of Station Casinos, Inc. that manages and owns 50% of Green Valley Ranch filed a voluntary petition in the Bankruptcy Court under chapter 11 of the Bankruptcy Code.

        On July 28, 2010, the Debtors filed the Plan and Disclosure Statement. The Bankruptcy Court entered an order approving the Disclosure Statement on July 29, 2010. The Bankruptcy Court entered an order confirming the Plan on August 27, 2010.

        On March 9, 2011, GVR Purchaser and the GVR Seller entered into the GVR Asset Purchase Agreement, pursuant to which the GVR Purchaser will purchase substantially all of the assets and assume certain specified liabilities of the GVR Seller for $500 million through a prepackaged plan of reorganization. The consummation of the transactions contemplated by the GVR Asset Purchase Agreement is subject to, among other things, the bankruptcy court entering a confirmation order confirming the chapter 11 plan of reorganization of the GVR Seller.

        On March 22, 2011, the subsidiaries of Station that are sellers under the Asset Purchase Agreement and Station's 50%-owned joint ventures GVR Seller and Aliante commenced a solicitation of approvals for the Subsidiary Plan to implement and facilitate the sale and related restructuring transactions described in the Asset Purchase Agreement, the GVR Asset Purchase Agreement and a reorganization of Aliante, pursuant to which its lenders would receive the equity of Aliante and $45 million in secured loans in exchange for their claims. The Subsidiary Chapter 11 Cases were filed on April 12, 2011.

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

  Results of Operations

        Consolidated net revenues for the three months ended March 31, 2011 decreased by 0.7% to $247.7 million as compared to $249.4 million for the three months ended March 31, 2010. Combined net revenues from Station's Major Las Vegas Operations increased 3.0% to $234.3 million for the three months ended March 31, 2011 as compared to $227.6 million for the three months ended March 31, 2010.

        Consolidated operating income improved by $4.5 million or 19.3% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Operating results are discussed in more detail below.

        The following table highlights the various sources of revenues and expenses as compared to the prior period (dollars in thousands, unaudited):

	Three months ended March 31,
			Percent change
	2011	2010
Casino revenues	$183,353	$180,275	1.7%
Casino expenses	74,760	72,512	3.1%
Margin	59.2%	59.8%
Food and beverage revenues	$45,137	$39,919	13.1%
Food and beverage expenses	32,227	25,398	26.9%
Margin	28.6%	36.4%
Room revenues	$19,248	$18,917	1.7%
Room expenses	8,471	8,306	2.0%
Margin	56.0%	56.1%
Other revenues	$14,385	$15,505	(7.2)%
Other expenses	5,335	4,548	17.3%
Selling, general and administrative expenses	$57,105	$53,548	6.6%
Percent of net revenues	23.1%	21.5%
Corporate expense	$7,307	$8,918	(18.1)%
Percent of net revenues	2.9%	3.6%
Earnings from joint ventures	$5	$1,671	(99.7)%

        Casino.    Casino revenues increase 1.7% to $183.4 million for the three months ended March 31, 2011 as compared to $180.3 million for the three months ended March 31, 2010. The $3.1 million increase in casino revenues is due primarily to a 3.8% increase in slot revenue, partially offset by a 6.5% decrease in table game revenue. The increase in slot revenue was driven primarily by an increase in Station's promotional activities. Casino expenses increased by $2.2 million or 3.1% for the three months ended March 31, 2011 compared to the same period in the prior year, primarily due to a net increase of approximately $3.5 million in promotional and complimentary expenses, partially offset by a net decrease in other casino expenses of $1.3 million. The casino operating margin for the three months ended March 31, 2011 reflects a decrease of less than 1% as compared to the same period in the prior year.

        Food and Beverage.    Food and beverage revenues increased 13.1%, the number of restaurant guests served increased 42.8% and the average guest check decreased 15.9% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily due to a significant decrease in Station's buffet prices, which drove increased traffic to the buffets. Food and beverage expenses increased 26.9% for the three months ended March 31, 2011 as compared to the same period in the prior year primarily due to the increased number of guests served. The food and beverage operating margin for the three months ended March 31, 2011 decreased to 28.6% as compared to 36.4% for the three months ended March 31, 2010.

        Room.    The following table shows key information about Station's hotel operations:

	Three months ended March 31,
			Percent change
	2011	2010
Room revenues	$19,248	$18,917	1,7%
Room expenses	8,471	8,306	2.0%
Margin	56.0%	56.1%
Occupancy	84%	79%
Average daily rate	$64	$66	(3.0)%
Revenue per available room	$54	$52	3.8%

        The average daily room rate for the three months ended March 31, 2011 decreased compared to the same period in the prior year due to an overall decrease across all properties. Room expenses increased for the three months ended March 31, 2011 compared to the same period in the prior year primarily due to the increased occupancy level.

        Other.    Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and spas. Other revenues were $14.4 million for the three months ended March 31, 2011 compared to $15.5 million for the three months ended March 31, 2010.

        Management Fees.    Station is the managing partner for Green Valley Ranch, Aliante Station, Barley's, The Greens and Wildfire Lanes. Station receives management fees equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Green Valley Ranch and Aliante Station and 10% of EBITDA from Barley's, The Greens and Wildfire Lanes. Management fees also include fees earned by its 50% owned investee, MPM for the management of Gun Lake Casino ("Gun Lake"), which opened in February 2011. MPM is a variable interest entity and required to be consolidated. MPM receives a management fees equal to 30% of Gun Lake's net income (as defined in the management agreement). During the first two quarters of 2010, Station also managed Thunder Valley on behalf of the United Auburn Indian Community (the "UAIC") and received a management fee equal to 24% of net income (as defined in the management agreement). For the three months ended March 31, 2011, management fees decreased by $7.6 million as compared to the prior year period, primarily due to the expiration of the Thunder Valley management agreement in June 2010, partially offset by management fees received from Gun Lake for the period February 10, 2011 through March 31, 2011. During the three months ended March 31, 2011 and 2010, Station did not recognize management fee revenue from Green Valley Ranch and Aliante Station as a result of debt-related cash restrictions at those properties.

        Selling, General and Administrative ("SG&A").    SG&A expenses increased 6.6% or $3.6 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This increase is primarily the result of a $3.0 million increase in advertising and promotional expenses.

        Corporate Expense.    For the three months ended March 31, 2011, corporate expense decreased 18.1% to $7.3 million as compared to $8.9 million for the same period in the prior year. The $1.6 million decrease is due primarily to a $0.6 million decrease in legal, consulting and other outside services and a net decrease of $1.0 million in various other corporate expenses. Corporate expense as a percentage of net revenues decreased to 2.9% for the three months ended March 31, 2011 compared to 3.6% for the three months ended March 31, 2010.

        Development and preopening expense.    Development and preopening expense includes costs to identify potential gaming opportunities and other development opportunities, and expenses incurred prior to the opening of projects under development, including payroll, travel and legal expenses. Development and preopening expense for the three months ended March 31, 2011 was $1.1 million compared to

$1.9 million for the same period in the prior year. The decrease in development and preopening expense is primarily the result of decreased activity related to projects under development.

        Depreciation and Amortization.    Depreciation and amortization decreased 24.9% to $33.1 million for the three months ended March 31, 2011 as compared to $44.1 million for the three months ended March 31, 2010. Depreciation expense decreased by $2.8 million primarily due to fixed asset impairment charges recognized during the year ended December 31, 2010. Amortization expense decreased by $8.2 million, primarily due to the expiration of the Thunder Valley management agreement in June 2010.

        Write-downs and Other Charges, net.    During the three months ended March 31, 2011, write-downs and other charges, net were $0.3 million. During the three months ended March 31, 2010, write-downs and other charges, net were approximately $6.7 million and consisted of a $6.1 million legal settlement, $0.1 million in net losses on disposal of assets and $0.5 million in severance expense.

        Earnings from Joint Ventures.    Station owns a 50% interest in various joint ventures, including Green Valley Ranch and Aliante Station, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. Station's share of the earnings from these joint ventures was approximately zero for the three months ended March 31, 2011 compared to earnings of approximately $1.7 million for the prior year period.

        Interest Expense.    Interest expense, net of capitalized interest, decreased 14.0% to $23.6 million for the three months ended March 31, 2011 as compared to $27.5 million in the three months ended March 31, 2010, due primarily to the maturity of the $250 million interest rate swap in January 2011. Capitalized interest for the three months ended March 31, 2011 was $1.7 million compared to $2.0 million for the prior year period. The reduction in capitalized interest was due primarily to the completion of the Gun Lake Casino project in February 2011. In accordance with ASC Topic 852, Reorganizations, Station stopped accruing interest for the senior notes, the senior subordinated notes and the mezzanine financings as a result of the Chapter 11 Case. Had Station recognized the additional contractual interest, interest expense for the three months ended March 31, 2011 and March 31, 2010 would have been $80.3 million and $74.9 million higher, respectively, than what was recorded.

        Interest and Other Expense from Joint Ventures.    Station recorded $10.4 million in interest and other expense related to its unconsolidated joint ventures for the three months ended March 31, 2011, compared to $34.3 million for the comparable period in 2010. The decrease of $23.9 million relates primarily to recording Station's 50% share of the loss that resulted from the early termination of Green Valley Ranch's interest rate swap in March 2010. Prior to the termination of this interest rate swap, the liability was carried at fair value, which incorporated nonperformance risk adjustments related to credit risks of both counterparties in accordance with ASC Topic 815, Derivatives and Hedging. Upon early termination of the swap, fair value accounting for the swap was discontinued and the carrying value of the liability was increased to a fixed termination settlement amount which does not incorporate a nonperformance risk adjustment.

        Change in Fair Value of Derivative Instruments.    During the three months ended March 31, 2011, Station recorded a gain of $0.4 million related to the change in the fair value of its $250 million interest rate swap which matured in January 2011. For the three months ended March 31, 2010, the change in the fair value of this swap was not reflected in the change in fair value of derivative instruments line, but instead was reflected in reorganization items in Station's condensed consolidated statements of operations in accordance with ASC Topic 852 because the swap was classified as a liability subject to compromise. At December 31, 2010, Station reclassified the swap liability out of liabilities subject to compromise. Fluctuations in interest rates can cause the fair value of Station's derivative instruments to change each reporting period.

        Income Tax Benefit (Provision).    For the three months ended March 31, 2011 and 2010, Station's effective tax rates were 34.3% and 4.3%, respectively. The projected book loss for 2011 is significantly lower than the projected book loss for 2010. In addition, there were significant increases to the 2010 valuation allowance that caused a reduction in the prior year effective tax rate. Accordingly, the effective tax rate for the three months ended March 31, 2011 was higher than the prior period.

  Liquidity and Capital Resources

        The following liquidity and capital resources discussion contains certain forward-looking statements with respect to Station's business, financial condition, results of operations, dispositions, acquisitions, expansion projects and Station's subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, Station's ability to effect a successful restructuring; the impact of the bankruptcy filing on Station's operations; Station's ability to finance operations and expenses associated with the pending bankruptcy proceeding; the impact of the substantial indebtedness incurred to finance the consummation of the going private transaction in November 2007; the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming and hotel industries in particular; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation; acts of war or terrorist incidents or natural disasters; the effects of competition, including locations of competitors and operating and market competition; and other risks described in Station's filings with the Securities and Exchange Commission. In addition, construction projects entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, floods and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on Station's current expectations and projections about future events.

  Quarter Ended March 31, 2011

        During the three months ended March 31, 2011, cash provided by operating activities was $26.5 million, as compared to $50.1 million for the three months ended March 31, 2010, reflecting a $23.6 million decrease compared to the prior year period. This decrease resulted primarily from a $22.6 million increase in additions to restricted cash and an increase of $7.8 million in other operating uses of cash, primarily changes in net working capital, partially offset by a $6.8 million decrease in cash used for reorganization items. The increase in restricted cash during the period was primarily due to the restrictions placed by the CMBS Lenders on the intercompany rent paid to FCP Propco.

        At March 31, 2011 Station had $180.7 million in cash and cash equivalents, of which $73.0 million is in its casino cages to be used for the day-to-day operations of its properties and the remaining $107.7 million is to be used for general corporate purposes.

        During the three months ended March 31, 2011, capital expenditures were $7.9 million for maintenance capital expenditures and various other projects. Station classifies items as maintenance capital to differentiate replacement type capital expenditures such as new slot machines from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items classified as maintenance capital are expenditures necessary to keep Station's existing properties at their current levels and are typically replacement items due to the normal wear and tear of its properties and equipment as a result of use and age. Capital expenditures for the three months ended March 31, 2011 were $1.6 million lower than the prior year period.

        In addition to capital expenditures, during the three months ended March 31, 2011, Station paid $1.5 million in reimbursable advances for Station's Native American development projects (see Native American Development discussion below) compared to $7.1 million in the prior year period. The decrease in Native American development costs is primarily related to the completion of the Gun Lake project in February 2011. During the three months ended March 31, 2010, Station paid $1.1 million in equity contributions to joint ventures. Station paid no equity contributions to joint ventures during the same period in 2011. During the three months ended March 31, 2011, Station paid $0.7 million in principal payments on its debt, primarily the $0.6 million quarterly payment on the Term Loan.

        In connection with the filing of the Chapter 11 Case, on July 31, 2009, Station Casinos, Inc. entered into an unsecured, subordinated administrative priority DIP Credit Agreement among Station, as borrower, Vista Holdings, LLC, a non-debtor subsidiary of Station ("Vista Holdings"), as administrative agent and lender, and the lenders party thereto. The DIP Credit Agreement, as amended, provided for a $185 million revolving credit facility that was funded on a committed basis for so long as Vista Holdings had cash and cash equivalents on hand in an amount in excess of $100 million and on a discretionary basis thereafter. The proceeds of the loans incurred under the DIP Credit Agreement were used for working capital and other general corporate purposes of Station and were available for intercompany loans to Station's subsidiaries during the pendency of the Chapter 11 Case. Advances under the DIP Credit Agreement bear interest at a rate equal to LIBOR plus 2.5%. The DIP Credit Agreement matured on August 10, 2010, and at March 31, 2011, $172.0 million in advances remained outstanding under the agreement.

        Station Casinos, Inc.'s obligations under the DIP Credit Agreement will be an administrative expense claim in the Chapter 11 Case having pari passu priority with other administrative expense claims, provided that repayment of the loan by Station Casinos, Inc. shall be subordinate to the full repayment of the lenders under Station's prepetition Credit Agreement. In addition, Station Casinos, Inc.'s obligations under the DIP Credit Agreement may be accelerated following certain events of default, including (without limitation) the conversion of any of the Chapter 11 Cases to a case under chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code.

        Also, in connection with the filing of the Chapter 11 Case, on July 31, 2009, Station Casinos, Inc. entered into an Unsecured Revolving Loan Promissory Note in favor of Past Enterprises, Inc., a non-debtor subsidiary of Station ("Past Enterprises"), pursuant to which Past Enterprises provides to Station Casinos, Inc. an unlimited revolving credit facility (the "Past Revolving Loan") at an interest rate of 2.78% per annum, the proceeds of which will be used for working capital and other general corporate purposes and will be available for intercompany loans to its subsidiaries. The Past Revolving Loan matures on the earlier of (i) demand, or (ii) July 31, 2011, and provides for a default rate of interest of 4.78% if principal or interest due thereunder is not paid when due. At March 31, 2011, the outstanding principal balance due under the Past Revolving Loan totaled $349.2 million. Station still has the ability to borrow under the Past Revolving Loan, and there is no limit on its borrowings under the Past Revolving Loan. During July 2010, SC Michigan, LLC ("SC Michigan"), a subsidiary of Station, purchased $39.3 million in funded debtor-in-possession loans made to Station by Past Enterprises (the "SC Michigan Revolving Loan"). At March 31, 2011, the outstanding principal balance due under the SC Michigan Revolving Loan remained at $39.3 million.

        Station Casinos, Inc.'s obligations under the Past Revolving Loan and SC Michigan Revolving Loan will be administrative expense claims in the Chapter 11 Case having pari passu priority with other administrative expense claims, provided that repayment of the loan by Station Casinos, Inc. shall be subordinate to the full repayment of the lenders under Station's prepetition Credit Agreement.

        At March 31, 2011, Station had no borrowing availability under its Revolver.

  Year Ending December 31, 2011

        Station's primary cash requirements for 2011 are expected to include (i) approximately $47 million to $67 million for maintenance and other capital expenditures, (ii) payments related to its existing and potential Native American projects and (iii) expenses related to the Chapter 11 Case. Station's liquidity and capital resources for 2011 are expected to be significantly affected by the Chapter 11 Case and completion of a restructuring of its indebtedness. At this time it is not possible to predict with certainty the effect the Chapter 11 Case and a restructuring will have on Station's business or various creditors. Station's future results depend upon its successfully implementing, on a timely basis, a restructuring of its indebtedness. Station's operations and relationship with its customers, employees, regulators, vendors and agents may be adversely affected by the filing of the Chapter 11 Case. As a result of the filing of the Chapter 11 Case, Station expects to continue to incur, among other things, increased costs for professional fees and similar expenses. In addition, the filing may make it more difficult to retain and attract management and other key personnel and requires senior management to spend a significant amount of time and effort dealing with Station's financial reorganization instead of focusing on the operations of its business.

        Station's cash flow may be affected by a variety of factors, many of which are outside its control, including regulatory issues, competition, financial markets and other general business conditions. Station cannot assure you that it will possess sufficient income and liquidity to meet all of its liquidity requirements and other obligations. Although Station believes that cash flows from operations and borrowings under the Past Revolving Loan will be adequate to meet its financial and operating obligations in 2011, its results for future periods are subject to numerous uncertainties. Station may encounter liquidity problems, which could affect its ability to meet its obligations while attempting to meet competitive pressures or adverse economic conditions.

  Off-Balance Sheet Arrangements

        As of March 31, 2011, Station has certain off-balance sheet arrangements that affect its financial condition, liquidity and results of operations, including operating leases, employment contracts, long-term stay-on performance agreements and slot conversion purchases. There have been no material changes to Station's contractual obligations previously reported in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

  Investments in Joint Ventures

        On March 22, 2011, the GVR Seller and Aliante commenced a solicitation of approvals for a prepackaged plan of reorganization (the "Subsidiary Plan") to implement and facilitate the sale and related restructuring transactions described in the Asset Purchase Agreement, the GVR Asset Purchase Agreement and a reorganization of Aliante, pursuant to which its lenders would receive the equity of Aliante and $45 million in secured loans in exchange for their claims. The Chapter 11 cases for such entities were filed on April 12, 2011.

  Native American Development

  The Federated Indians of Graton Rancheria

        In April 2003, Station entered into development and management agreements with the Federated Indians of Graton Rancheria (the "FIGR"), a federally recognized Native American tribe. Pursuant to those agreements, Station will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected Station to assist them in designing, developing and financing their project, and upon opening Station will manage the facility on behalf of the FIGR. The management agreement has a term of seven years from the date of the opening of the project. Under the terms of the management agreement, Station will provide training to the FIGR such that they may assume responsibility for managing the facility upon expiration of the seven-year term of the agreement. Station will receive a management fee equal to 24% of the facility's net income in years 1 through 4 and 27% of the facility's net income in years 5 through 7. Station will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

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

        On May 7, 2008, the Department of Interior ("DOI") published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of the FIGR. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, the Stop The Casino 101 Coalition and certain individuals filed a complaint (the "Complaint") in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint sought judicial review of the Determination. On November 17, 2008, the federal defendants and the FIGR filed their respective motions to dismiss the compliant for lack of jurisdiction and failure to state a claim. In response, the plaintiffs filed a motion for leave to amend their complaint which was granted on January 26, 2009. The DOI and the FIGR filed motions to dismiss the amended complaint on February 20, 2009, and on March 27, 2009, a hearing was held to argue such motions. On April 21, 2009, the DOI and FIGR's motions to dismiss were granted. On June 8, 2009, the plaintiffs filed an appeal (the "Appeal") in the United States Court of Appeals for the Ninth Circuit (the "Court of Appeals"), and the DOI agreed to voluntarily stay the taking of the site into trust pending resolution of the Appeal. The plaintiffs filed their opening briefs on October 26, 2009. On November 4, 2009, the DOI filed an unopposed motion to expedite the oral argument. The DOI and FIGR then filed their answering briefs on November 25, 2009. The plaintiffs responded by filing reply briefs on December 28, 2009. The court clerk initially rejected the motion to expedite oral arguments, but following FIGR's motion for reconsideration, the court scheduled oral arguments for April 15, 2010. Oral arguments were heard on April 15, 2010, and on June 3, 2010, the Court of Appeals affirmed the district court's dismissal of the Complaint. On July 19, 2010, the plaintiffs filed a petition for rehearing en banc. The Court of Appeals denied plaintiffs' petition on August 11, 2010.

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

        Under the terms of the development agreement, Station will assist the FIGR in obtaining third-party financing for the project, however Station does not expect such financing will be obtained until shortly before the project is under construction, and as such, the timing of obtaining the financing is uncertain. Prior to obtaining third-party financing, Station will contribute significant financial support to the project. Station began capitalizing expenditures toward the project in 2003. Through March 31, 2011, Station has advanced $148.6 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included in Native American development costs on Station's condensed consolidated balance sheets. Funds advanced by Station are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. Station's advances to the FIGR bear interest at a rate equal to Station's weighted cost of capital. In addition, Station has agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. Through March 31, 2011, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. Station plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

        The following table outlines the status at March 31, 2011 of each of the following critical milestones necessary to complete the FIGR project.

As of March 31, 2011
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

  North Fork Rancheria of Mono Indian Tribe

        In March 2004, Station entered into development and management agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, Station will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. Station has purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. The management agreement has a term of seven years from the opening of the facility, and under the agreement, Station will provide training to the MITCR such that they may assume responsibility for managing the facility upon the expiration of the agreement. Station will receive a management fee of 24% of the facility's net income.

        As currently contemplated, the project includes the development of an approximately 472,000 square foot hotel and casino resort and associated facilities, which would include a main gaming hall, a 200-room hotel, various dining options, retail space and banquet/meeting space. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of a gaming compact with the State of California, the

DOI accepting the land into trust on behalf of the Mono and approval of the management agreement by the NIGC.

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

        Under the terms of the development agreement, Station has agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining third-party financing, Station will contribute significant financial support to the project. Funds advanced by Station are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. Station began capitalizing reimbursable advances related to this project in 2003. Through March 31, 2011, Station has advanced $16.6 million toward the development of the project, primarily to complete the environmental impact study and secure real estate for the project, which is included in Native American development costs on Station's condensed consolidated balance sheets. Reimbursable advances by Station to the Mono bear interest at the prime rate plus 1.5%. In addition, Station has agreed to pay $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through March 31, 2011, none of these payments had been made. The timing of this type of project is difficult to predict, and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when, or if, these approvals will be obtained.

        The following table outlines the status at March 31, 2011 of each of the critical milestones necessary to complete the Mono project.

As of March 31, 2011
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

  Mechoopda Indian Tribe

        In January 2004, Station entered into development and management agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, Station agreed to assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California.

        Under the terms of the development agreement, Station agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by Station are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. Station's advances to the MITCR bear interest at prime plus 2%. Through March 31, 2011, Station has advanced $11.9 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included in Native American development costs on Station's condensed consolidated balance sheets. In addition, Station agreed to pay $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. Through March 31, 2011, $50,000 of these payments had been made and were expensed as incurred. As of March 31, 2011, Station has discontinued funding for the development of the facility and anticipates terminating the development agreement. Given the recent recession and thus the revised expected potential of the project, Station has written off the long-term asset associated with this project.

  Gun Lake Tribe

        Station manages the Gun Lake Casino in Allegan County, Michigan, which opened in February 2011, on behalf of the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe.

        On November 13, 2003, Station agreed to purchase a 50% interest in MPM. MPM has entered into development and management agreements with the Gun Lake Tribe, pursuant to which MPM agreed to assist the tribe in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. Gun Lake Casino, is located on approximately 147 acres on U.S, Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan, and includes approximately 1,400 slot machines, 28 table games and various dining options.

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

        MPM is considered a variable interest entity under the provisions of ASC Topic 810, Consolidation ("ASC Topic 810"). Under the terms of the MPM Operating Agreement, Station is required to provide the majority of MPM's financing. The creditors of MPM have no recourse to the general credit of Station. Based on a qualitative analysis, Station believes it directs the most significant activities that impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that could potentially be significant to MPM, therefore Station believes it is the primary beneficiary of MPM as defined in ASC Topic 810. As a result, Station consolidates MPM in its condensed consolidated financial statements.

  Land Acquisition

        Station has acquired certain parcels of land as part of future development activities. Station's decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of acceptable financing and competitive and strategic considerations. As many of these considerations are beyond Station's control, no assurances can be made that it will be able to proceed with any particular project.

        As of March 31, 2011, Station had $240.8 million of land held for development consisting primarily of eleven sites that are owned or leased, which includes 368 acres in the Las Vegas valley, 772 acres in northern California and 200 acres in Reno, Nevada. The primary gaming-entitled land that Station owns in the Las Vegas valley consists of 77 acres of land (96 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 71 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 58 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 58 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue, and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In December 2008, Station amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, Station has an option to purchase the land for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on Station's condensed consolidated balance sheets at March 31, 2011. In March 2011, Station was notified by the lessor that the lease had been terminated. Station is currently in negotiations regarding possible modifications to this lease, however Station can provide no assurance that it will be able to reach an agreement with the lessor.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk will be interest rate risk associated with our long-term debt that is expected to bear interest based on floating rates. The interest on the Propco Credit Agreement, Opco Credit Agreement, GVR Term Loan and Restructured Land Loan, each to be entered into on the Effective Date, is expected to be based on a the LIBOR rate or base rate (both of which are floating) plus a stated amount. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation—Station Casinos LLC—Liquidity and Capital Resources).

        Based upon assumed borrowings of $1.7 billion outstanding under our Propco Credit Agreement, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $17.0 million. Based upon assumed borrowings of $460.7 million outstanding under our Opco Credit Agreement, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $4.6 million. Based upon assumed borrowings of $105.0 million outstanding under the Restructured Land Loan, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $1.0 million. Based upon assumed borrowings of $310.0 outstanding under the GVR Term Loan, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $3.1 million.

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The evaluation conducted did not include an evaluation of Station or Green Valley Ranch.

Part II—OTHER INFORMATION

Item 1.    Legal Proceedings

        The Company is not a party to any litigation. However, Station and Green Valley Ranch were from time to time subject to litigation relating to routine matters incidental to their business. Litigation claims against STN will be satisfied pursuant to the Plan and will not be assumed by us. Litigation claims against subsidiaries of STN are addressed in the Subsidiary Plan. We expect to be subject to other claims from time to time following the Effective Date.

Item 1A.    Risk Factors

        A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2010. There have been no material changes from the risk factors described in our Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds—None.

Item 3.    Defaults Upon Senior Securities—None.

Item 4.    Removed and Reserved

Item 5.    Other Information—None.

Item 6.    Exhibits

  (a)
  Exhibits—

    No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    No. 32.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    No. 32.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    No. 99.1—Condensed Consolidated Financial Statements of Station Casinos, Inc. for the Three Months Ended March 31, 2011 and 2010.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATION CASINOS LLC, Registrant
DATE: May 16, 2011	/s/ THOMAS M. FRIEL Thomas M. Friel, Executive Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)