Form 10-Q
period 2011-06-30
Station Casinos LLC
filed 2011-08-15
CIK 1503579

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

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

        As of August 12, 2011, 100 shares of the registrant's voting units were outstanding and 100 shares of the registrant's non-voting units were outstanding.

STATION CASINOS LLC
INDEX

Part I.	Financial Information	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets—June 30, 2011 (Successor) (unaudited) and December 31, 2010 (Predecessors)	3
	Condensed Consolidated Statements of Operations (unaudited)—Period From June 17, 2011 Through June 30, 2011 (Successor), Period from April 1, 2011 Through June 16, 2011, Three Months Ended June 30, 2010, Period January 1, 2011 Through June 16, 2011, and Six Months Ended June 30, 2010 (Predecessors)	4
	Condensed Consolidated Statements of Changes in Members'/Stockholder's Equity (Deficit)—Period From June 17, 2011 Through June 30, 2011 (Successor) and Period From January 1, 2011 Through June 16, 2011 (Predecessors)	6
	Condensed Consolidated Statements of Cash Flows (unaudited)—Period From June 17, 2011 Through June 30, 2011 (Successor), Period January 1, 2011 Through June 16, 2011, and Six Months Ended June 30, 2010 (Predecessors)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	57
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	75
Item 4.	Controls and Procedures	77
Part II.	Other Information	78
Item 1.	Legal Proceedings	78
Item 1A.	Risk Factors	78
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78
Item 3.	Defaults Upon Senior Securities	78
Item 4.	Removed and Reserved	78
Item 5.	Other Information	78
Item 6.	Exhibits	78
Signature		79

Part I. Financial Information

Item 1.    Financial Statements

STATION CASINOS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	Successor	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (includes cash and cash equivalents of consolidated variable interest entity of $356, $0, and $0, respectively)	$98,709	$165,357	$40,603
Restricted cash	33,872	278,329	1,600
Receivables, net (includes receivables, net of consolidated variable interest entity of $2,024, $0, and $0, respectively)	23,558	24,104	3,308
Due from affiliates	—	—	19
Inventories	8,226	7,093	1,252
Prepaid gaming tax	21,860	15,901	2,196
Prepaid expenses and other current assets	10,315	18,783	5,680

Total current assets	196,540	509,567	54,658
Property and equipment, net	2,264,223	2,505,763	426,798
Restricted cash, noncurrent	—	15,006	—
Goodwill	196,085	124,313	—
Native American note receivable (includes Native American note receivable of consolidated variable interest entity of $35,259, $0, and $0, respectively)	32,529	—	—
Intangible assets, net (includes intangible assets of consolidated variable interest entity of $67,867, $24,000, and $0, respectively)	220,752	272,524	—
Land held for development	236,708	240,836	—
Investments in joint ventures	10,298	5,516	—
Native American development costs (includes Native American development costs of consolidated variable interest entity of $0, $20,904, and $0, respectively)	65,709	184,975	—
Other assets, net (includes other assets, net of consolidated variable interest entity of $0, $2,074, and $0, respectively)	52,896	95,643	4,164

Total assets	$3,275,740	$3,954,143	$485,620

LIABILITIES AND MEMBERS'/STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt (includes current portion of long-term debt of consolidated variable interest entity of $37, $35, and $0, respectively)	$16,271	$242,366	$765,047
Accounts payable	24,484	10,782	3,759
Accrued interest payable (includes accrued interest payable of consolidated variable interest entity of $18, $120, and $0, respectively)	2,087	22,399	49,502
Accrued expenses and other current liabilities (includes accrued expenses and other current liabilities of consolidated variable interest entity of $381, $0, and $0, respectively)	121,215	92,268	15,518
Notes payable to members	—	—	10,000
Due to Station Casinos, Inc., net	—	—	7,713
Interest rate swap termination liability	—	—	51,686

Total current liabilities	162,613	367,815	903,225
Long-term debt, less current portion (includes long-term debt, less current portion, of consolidated variable interest entity of $5,588, $5,343, and $0, respectively)	2,227,648	8,659	1,695
Deferred income taxes, net	—	108,551	—
Investments in joint ventures, deficit	2	344,767	—
Other long-term liabilities, net (includes other long-term liabilities, net of consolidated variable interest entity of $2,607 , $0, and $0, respectively)	8,134	12,778	—

Total liabilities not subject to compromise	2,399,841	842,570	904,920

Liabilities subject to compromise	—	5,997,821	—
Total liabilities	2,399,841	6,840,391	904,920

Commitments and contingencies
Members'/ stockholders' equity (deficit):
Predecessor stockholders'/members' deficit		(2,884,575)	(419,300)
Voting units; 100 units issued and outstanding	—	—	—
Non-voting units; 100 units issued and outstanding	—	—	—
Additional paid-in capital	833,765	—	—
Accumulated other comprehensive income	26	—	—
Accumulated deficit	(1,747)	—	—

Station Casinos LLC members' equity	832,044	—	—

Noncontrolling interest	43,855	(1,673)	—

Total members'/stockholders' equity (deficit)	875,899	(2,886,248)	(419,300)

Total liabilities and members'/stockholders' equity (deficit)	$3,275,740	$3,954,143	$485,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Successor	Predecessors
	Station Casinos LLC
		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Period From June 17, 2011 Through June 30, 2011
		Period From April 1, 2011 Through June 16, 2011		Three Months Ended June 30, 2010
Operating revenues:
Casino	$29,248	$156,350	$26,598	$167,100	$28,983
Food and beverage	9,167	40,299	8,922	41,119	10,071
Room	4,177	17,078	4,597	18,666	5,283
Other	3,694	13,687	2,058	14,734	1,983
Management fees	962	5,885	—	9,612	—

Gross revenues	47,248	233,299	42,175	251,231	46,320
Promotional allowances	(3,699)	(16,329)	(3,893)	(17,656)	(4,561)

Net revenues	43,549	216,970	38,282	233,575	41,759

Operating costs and expenses:
Casino	12,009	61,277	10,416	69,001	12,377
Food and beverage	6,560	28,490	5,694	26,870	6,068
Room	1,676	7,066	1,438	7,981	1,620
Other	1,529	5,487	1,038	4,599	926
Selling, general and administrative	11,004	53,195	8,687	57,054	8,853
Corporate	34	8,511	—	10,396	—
Development and preopening	128	666	—	1,818	—
Depreciation and amortization	3,997	28,032	4,327	40,266	5,416
Management fees	1,460	—	1,406	—	1,527
Write downs and other charges, net	16	3,674	104	107	—

	38,413	196,398	33,110	218,092	36,787

Operating income	5,136	20,572	5,172	15,483	4,972
Earnings (losses) from joint ventures	42	(950)	—	542	—
Gain on dissolution of joint venture	—	250	—	—	—

Operating income and earnings (losses) from joint ventures	5,178	19,872	5,172	16,025	4,972
Other (expense) income:
Interest expense, net	(6,621)	(19,675)	(7,133)	(25,171)	(11,866)
Interest and other expense from joint ventures	—	(5,011)	—	(10,311)	—
Change in fair value of derivative instruments	—	—	—	(1)	—

	(6,621)	(24,686)	(7,133)	(35,483)	(11,866)

Loss before reorganization items and income taxes	(1,443)	(4,814)	(1,961)	(19,458)	(6,894)
Reorganization items, net	—	3,259,321	641,888	(37,943)	—

Income (loss) before income taxes	(1,443)	3,254,507	639,927	(57,401)	(6,894)
Income tax benefit (provision)	—	102,701	—	(12,214)	—

Net income (loss), including noncontrolling interest	(1,443)	3,357,208	639,927	(69,615)	(6,894)
Less: net income applicable to noncontrolling interest	304	1,868	—	—	—

Net income (loss)	$(1,747)	$3,355,340	$639,927	$(69,615)	$(6,894)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Successor	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Period From June 17, 2011 Through June 30, 2011	Period From January 1, 2011 Through June 16, 2011		Six Months Ended June 30, 2010
Operating revenues:
Casino	$29,248	$339,703	$59,100	$347,375	$59,929
Food and beverage	9,167	85,436	19,484	81,038	20,285
Room	4,177	36,326	9,753	37,583	10,573
Other	3,694	28,072	4,205	30,239	4,179
Management fees	962	10,765	—	22,093	—

Gross revenues	47,248	500,302	92,542	518,328	94,966
Promotional allowances	(3,699)	(35,605)	(8,490)	(35,382)	(8,824)

Net revenues	43,549	464,697	84,052	482,946	86,142

Operating costs and expenses:
Casino	12,009	136,037	23,574	141,513	25,846
Food and beverage	6,560	60,717	12,407	52,268	11,799
Room	1,676	15,537	3,064	16,287	3,441
Other	1,529	10,822	2,125	9,147	1,894
Selling, general and administrative	11,004	110,300	18,207	110,602	18,377
Corporate	34	15,818	—	19,314	—
Development and preopening	128	1,752	—	3,692	—
Depreciation and amortization	3,997	61,162	9,512	84,332	11,094
Management fees	1,460	—	3,112	—	3,145
Write downs and other charges, net	16	3,953	104	6,816	—

	38,413	416,098	72,105	443,971	75,596

Operating income	5,136	48,599	11,947	38,975	10,546
Earnings (losses) from joint ventures	42	(945)	—	2,213	—
Gain on dissolution of joint venture	—	250	—	—	—

Operating income and earnings (losses) from joint ventures	5,178	47,904	11,947	41,188	10,546
Other (expense) income:
Interest expense, net	(6,621)	(43,294)	(20,582)	(52,644)	(21,695)
Interest and other expense from joint ventures	—	(15,452)	—	(44,624)	—
Change in fair value of derivative instruments	—	397	—	(42)	(50,550)

	(6,621)	(58,349)	(20,582)	(97,310)	(72,245)

Loss before reorganization items and income taxes	(1,443)	(10,445)	(8,635)	(56,122)	(61,699)
Reorganization items, net	—	3,249,703	633,868	(57,194)	—

Income (loss) before income taxes	(1,443)	3,239,258	625,233	(113,316)	(61,699)
Income tax benefit (provision)	—	107,924	—	(9,832)	—

Net income (loss), including noncontrolling interest	(1,443)	3,347,182	625,233	(123,148)	(61,699)
Less: net income applicable to noncontrolling interest	304	3,668	—	—	—

Net income (loss)	$(1,747)	$3,343,514	$625,233	$(123,148)	$(61,699)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
MEMBERS' EQUITY/STOCKHOLDERS' EQUITY (DEFICIT)

(amounts in thousands)

(unaudited)

	Successor								Predecessors
	Station Casinos LLC								Station Casinos, Inc.			Green Valley Ranch Gaming, LLC
	Voting units	Non- voting units	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total members' equity	Noncontrolling interest	Total Station Casinos LLC members' equity	Total stockholders' (deficit) equity	Noncontrolling interest	Total Station Casinos, Inc. stockholder's (deficit) equity	Members' (deficit) equity
Balances December 31, 2010 (Predecessors)									$(2,886,248)	$(1,673)	$(2,884,575)	$(419,300)
Share-based compensation									6,224	—	6,224	—
Unrealized gain on available-for-sale securities, net of tax									25	—	25	—
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax									(19)	—	(19)	—
Net income									3,347,182	35,724	3,311,458	625,233

Balances June 17, 2011 (Predecessors) (unaudited)	—	—	—	—	—	—	—	—	467,164	34,051	433,113	205,933

Elimination of Predecessors' equity	—	—	—	—	—	—	—	—	(467,164)	(34,051)	(433,113)	(205,933)
Issuance of voting and non-voting units of Station Casinos LLC	—	—	867,816	—	—	867,816	34,051	833,765	—	—	—	—
Issuance of CV Propco, LLC and NP Tropicana LLC warrants	—	—	9,500	—	—	9,500	9,500	—	—	—	—	—

Balances June 17, 2011 (Successor) (unaudited)	—	—	877,316	—	—	877,316	43,551	833,765	—	—	—	—

Unrealized loss on available-for-sale securities, net of tax	—	—	—	26	—	26	—	26	—	—	—	—
Net income (loss)	—	—	—	—	(1,443)	(1,443)	304	(1,747)	—	—	—	—

Balances June 30, 2011 (Successor) (unaudited)	$—	$—	$877,316	$26	$(1,443)	$875,899	$43,855	$832,044	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Successor	Predecessors
	Station Casinos LLC
		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
				Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Period From June 17, 2011 Through June 30, 2011
		Period From January 1, 2011 Through June 16, 2011
				Six Months Ended June 30, 2010
Cash flows from operating activities:
Net income (loss), including noncontrolling interest	$(1,443)	$3,347,182	$625,233	$(123,148)	$(61,699)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,997	61,162	9,512	84,332	11,094
Change in fair value of derivative instruments	—	(397)	—	42	50,550
Write downs and other charges, net	16	3,953	104	119	—
Amortization of debt discount and issuance costs	2,386	196	327	978	623
Accrued interest—paid in kind	139	—	—	—	—
Share based compensation	—	6,224	—	6,808	—
(Earnings) losses from joint ventures	(42)	16,397	—	42,411	—
Gain on dissolution of joint venture	—	(250)	—	—	—
Non-cash reorganization items and fresh start adjustments	—	(3,249,703)	(633,868)	57,194	—
Changes in assets and liabilities:
Restricted cash	2,266	(10,956)	1,600	(20,765)	705
Receivables, net	578	13,904	(64)	24,879	74
Inventories and prepaid expenses	(7,447)	13,372	1,118	76	(1,053)
Deferred income tax	—	(114,978)	—	14,005	—
Accounts payable	(15,824)	23,021	1,562	(2,716)	(1,002)
Accrued interest	2,017	6,469	11,969	11,944	18,016
Accrued expenses and other current liabilities	(5,262)	18,420	(8,308)	14,750	327
Due to Station Casinos, Inc.	—	—	3,716	—	2,856
Other, net	692	32,111	133	1,468	78

Total adjustments	(16,484)	(4,987,202)	(612,199)	235,525	82,268

Net cash (used in) provided by operating activities before reorganization items	(17,927)	166,127	13,034	112,377	20,569

Net cash used for reorganization items	—	(2,571,267)	(325,539)	(35,501)	—

Net cash (used in) provided by operating activities	(17,927)	(2,405,140)	(312,505)	76,876	20,569

Cash flows from investing activities:
Capital expenditures	(6,702)	(14,701)	(1,418)	(19,174)	(1,115)
Proceeds from sale of land, property and equipment	—	200	—	246	5
Investments in joint ventures	—	—	—	(2,109)	—
Distributions in excess of earnings from joint ventures	—	2,042	—	1,480	—
Construction contracts payable	1,020	(397)	—	783	—
Native American development costs	(9)	(2,231)	—	(12,483)	—
Other, net	(361)	(3,554)	—	(7,516)	(34)

Net cash used in investing activities	(6,052)	(18,641)	(1,418)	(38,773)	(1,144)

Cash flows from financing activities:
Proceeds from issuance of voting and non-voting units	—	279,000	—	—	—
Borrowings under Propco Term Loan	—	1,575,000	—	—	—
Borrowings under Propco Revolver	6,000	85,000	—	—	—
Borrowings under Opco Term Loan	—	435,704	—	—	—
Borrowings under Opco Term Loan with maturity dates less than three months	3,800	—	—	—	—
Borrowings under GVR Term Loan	—	—	305,000	—	—
Borrowings under GVR Revolver	—	—	5,000	—	—
Payments under STN Term Loan with maturity dates greater than three months	—	(625)	—	(1,250)	—
Debt issuance costs	—	(1,619)	(19,070)	—	(2,708)
Other, net	(262)	(886)	—	(232)	—

Net cash provided by (used in) financing activities	9,538	2,371,574	290,930	(1,482)	(2,708)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(14,441)	(52,207)	(22,993)	36,621	16,717
Balance, beginning of period	113,150	165,357	40,603	185,193	11,730

Balance, end of period	$98,709	$113,150	$17,610	$221,814	$28,447

Supplemental cash flow disclosures:
Cash paid for interest, net of $220, $2,909, $0, $4,166, $0 capitalized, respectively	$1,950	$35,595	$8,286	$37,360	$3,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Background

  Organization

        Station Casinos LLC, (the "Company," "Station," "we," "our," "us," or "Successor"), a Nevada limited liability company, was formed on August 9, 2010 to acquire substantially all of the assets of Station Casinos, Inc. and its subsidiaries (the "Predecessor" or "STN Predecessor") pursuant to the joint plan of reorganization of Station Casinos, Inc. ("STN") and certain affiliated debtors under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). In addition, we acquired substantially all of the assets of Green Valley Ranch Gaming, LLC ("GVR Predecessor", collectively with STN Predecessor, the "Predecessors") pursuant to the GVR Asset Purchase Agreement (as defined herein).

        The Company is a gaming and entertainment company that currently owns and operates nine major hotel/casino properties and eight smaller casino properties (three of which are 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe.

        The reorganization of the Predecessors was substantially consummated and became effective on June 17, 2011 (the "Effective Date"). Prior to June 17, 2011, the Company conducted no business, other than in connection with the reorganization of the Predecessors, and had no material assets or liabilities.

  Background

        The following details the events leading up to the acquisition of the Predecessors.

        On November 7, 2007, STN completed a going private transaction that was sponsored by Frank J. Fertitta III, Lorenzo J. Fertitta and certain affiliates of Colony Capital, LLC (such going private transaction is referred to herein as, the "Merger"). In connection with the Merger, STN's subsidiary, FCP PropCo, LLC ("Propco"), and certain other subsidiaries of STN that directly or indirectly own interests in Propco (the "Propco Debtors") entered into a mortgage loan and related mezzanine financings in an aggregate principal amount of $2.475 billion (the "CMBS Loans"). The CMBS Loans were secured by substantially all fee and leasehold real property comprising Palace Station Hotel & Casino ("Palace Station"), Boulder Station Hotel & Casino ("Boulder Station"), Sunset Station Hotel & Casino ("Sunset Station") and Red Rock Casino Resort Spa ("Red Rock") (collectively, the "Propco Properties"). In addition, STN, as borrower, entered into a $900 million senior secured credit agreement (the "Credit Agreement") which was secured by substantially all of the assets of STN and its subsidiaries, other than Propco and the Propco Debtors. STN's $450 million 6% senior notes due April 1, 2012, $400 million 7 3/4% senior notes due August 15, 2016, $450 million 6 1/2% senior subordinated notes due February 1, 2014, $700 million 6 7/8% senior subordinated notes due March 1, 2016 and $300 million 6 5/8% senior subordinated notes due March 15, 2018 (collectively, "Senior and Senior Subordinated Notes") remained outstanding following consummation of the Merger. On February 7, 2008, a wholly owned, indirect subsidiary of STN ("Landco"), as borrower, entered into a $250 million delay-draw term loan collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding the Wild Wild West Gambling Hall and Hotel ("Wild Wild West") in Las Vegas, Nevada (the "Land Loan").

        On July 28, 2009 (the "Petition Date"), STN, FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC and Reno Land Holdings, LLC and affiliates FCP

1. Organization and Background (Continued)

Holding Inc., FCP VoteCo, LLC, Fertitta Partners, LLC (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the "Bankruptcy Court") under chapter 11 of title 11 of the United States Code ("Chapter 11"). On February 10, 2010, GV Ranch Station, Inc., a wholly owned subsidiary of STN that managed and owned 50% of Green Valley Ranch Resort Spa Casino ("Green Valley Ranch"), filed a voluntary petition in the Bankruptcy Court under Chapter 11. On April 12, 2011, Green Valley Ranch Gaming, LLC, Aliante Gaming, LLC, and a number of STN's wholly-owned subsidiaries filed Chapter 11 cases with the Bankruptcy Court. These cases were being jointly administered under the caption In re Station Casinos, Inc., et al Debtors Case No. 09-52470 (the "Chapter 11 Case").

        Pursuant to the Plan, on the Effective Date, a series of restructuring transactions were consummated through which the Company acquired the Predecessors in exchange for (i) the Company's voting equity interests (the "Voting Units") issued to Station Voteco LLC, a Delaware limited liability company formed to hold the Voting Units of the Company ("Station Voteco"), which is owned by (a) Robert A. Cashell Jr. and Stephen J. Greathouse and (b) an entity owned by Frank J. Fertitta III, the Company's Chief Executive Officer, President and a member of its Board of Managers, and Lorenzo J. Fertitta, a member of the Company's Board of Managers, (ii) the Company's non-voting equity interests (the "Non-Voting Units" together with its Voting Units, the "Units") were issued to Station Holdco LLC, a Delaware limited liability company formed to hold the Non-Voting Units of the Company ("Station Holdco"), which is owned by German American Capital Corporation, JPMorgan Chase Bank, N.A, FI Station Investor LLC, a newly formed limited liability company owned by affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta ("FI Station Investor"), and certain former holders of STN's senior and senior subordinated notes, (iii) the entering into new debt in accordance with the Plan and (iv) the entering into management agreements with subsidiaries of Fertitta Entertainment LLC ("Fertitta Entertainment") relating to the management of the Propco Properties, the Opco Assets, Green Valley Ranch and Wild Wild West (the "Management Agreements").

2. Basis of Presentation and Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the periods June 17, 2011 through June 30, 2011, April 1, 2011 through June 16, 2011, and January 1, 2011 through June 16, 2011 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in STN's Annual Report on Form 10-K for the year ended December 31, 2010.

        On the Effective Date, the Company adopted fresh-start reporting in accordance with Accounting Standards Codification ("ASC") Topic 852 Reorganizations ("ASC Topic 852"), which results in a new reporting entity for accounting purposes. Fresh-start reporting generally requires resetting the historical net book value of assets and liabilities to their estimated fair values by allocating the entity's enterprise value to its asset and liabilities as of the Effective Date. Certain fair values differed materially from the historical carrying values recorded on Predecessors' balance sheets. As a result of the adoption of

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

fresh-start reporting, The Company's post-emergence condensed consolidated financial statements are prepared on a different basis of accounting than the condensed consolidated financial statements of Predecessors prior to emergence from bankruptcy, including the historical financial statements included in this report, and therefore are not comparable in many respects with Predecessors' historical financial statements. See Note 3 for additional information about the impact of the adoption of fresh-start reporting at June 17, 2011.

        References in in this Quarterly Report on Form 10-Q to "Successor" refer to the Company on or after June 17, 2011. STN and Green Valley Ranch Gaming, LLC are referred to herein as "Predecessor" and "GVR Predecessor", respectively, and collectively as the "Predecessors." Similarly, periods before June 17, 2011 are referred to herein as "Predecessor Periods," while the period from June 17, 2011 through June 30, 2011 is referred to herein as the "Successor Period."

        For the periods prior to Effective Date the accompanying consolidated condensed financial statements for the Predecessors were prepared in accordance with ASC Topic 852 which provides accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code. ASC Topic 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Case distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As a result, revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business, including fresh start adjustments, debt discharge and other effects of the Plans, were reported separately as reorganization items in the condensed consolidated statements of operations of Predecessors. See Note 3 for additional information about reorganization items. Topic 852 also requires that the balance sheet distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities, and requires that cash used for reorganization items be disclosed separately in the statement of cash flows. Accordingly, STN and GVR Predecessor adopted ASC Topic 852 on July 28, 2009 and April 12, 2011, respectively, and have segregated those items as outlined above for all reporting periods subsequent to the respective petition dates.

  Principles of Consolidation

        The amounts shown in the accompanying condensed consolidated financial statements for the Company include the accounts of the Company, its wholly owned subsidiaries and MPM Enterprises, LLC ("MPM"), which is 50% owned by the Company and required to be consolidated. Investments in all other 50% or less owned affiliated companies are accounted for under the equity method. The amounts shown in the accompanying condensed consolidated financial statements for STN Predecessor for the periods prior to the Effective Date include the accounts of STN, its wholly owned subsidiaries and MPM Enterprises, LLC ("MPM"), which was 50% owned by STN and required to be consolidated because Station is the primary beneficiary of MPM. Investments in all other 50% or less owned affiliated companies are accounted for under the equity method.

        For the Company and STN Predecessor, the third party holdings of equity interests in MPM are referred to as non-controlling interests. The portion of net loss attributable to non-controlling interests is presented as net income applicable to non-controlling interests on the condensed consolidated statements of operations, and the portion of stockholders' deficit or members' equity attributable to non-controlling interests is presented as non-controlling interests on the condensed consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated.

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates incorporated into the Company's condensed consolidated financial statements include fair value determination of assets and liabilities in conjunction with fresh start reporting, reorganization valuation, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable and the estimated cash flows in assessing the recoverability of long-lived assets as well as estimated fair values of certain assets related to write downs and impairments, contingencies and litigation, and claims and assessments. Actual results could differ from those estimates.

  Fresh-Start Reporting

        The adoption of fresh-start reporting results in a new reporting entity. Under fresh-start reporting, all assets and liabilities are recorded at their estimated fair values and the predecessor's accumulated deficit is eliminated. In adopting fresh-start reporting, the Company is required to determine its reorganization value, which represents the fair value of the entity before considering its interest bearing debt.

  Fair Value Measurements

        The Company has adopted the accounting guidance in ASC Topic 820, Fair Value Measurements and Disclosures, ("ASC Topic 820") which utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs include inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable, and include situations in which there is little, if any, market activity for the asset or liability at the measurement date.

        The three levels of inputs established by ASC Topic 820 are as follows:

  •
  Level 1: Quoted market prices in active markets for identical assets or liabilities.

  •
  Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

  •
  Level 3: Unobservable inputs that are not corroborated by market data.

        ASC Topic 820 also provides companies the option to measure certain financial assets and liabilities at fair value with changes in fair value recognized in earnings each period. The Company has not elected to measure any financial assets and liabilities at fair value that are not required to be measured at fair value.

  Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand at our properties, as well as investments purchased with an original maturity of 90 days or less.

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  Restricted Cash

        Restricted cash as of June 30, 2011 represents escrow account balances to be used for the payment of restructuring liabilities.

        Restricted cash as of December 31, 2010 includes cash reserves required in connection with Predecessors' financing transactions, treasury management activities, the CMBS Loans, letter of credit collateralization and regulatory reserves for race and sports book operations, and restrictions placed on Predecessors cash by the Bankruptcy Court.

  Receivables, Net and Credit Risk

        Receivables, net consist primarily of casino, hotel and other receivables, which are typically non-interest bearing. Receivables are initially recorded at cost, and an allowance for doubtful accounts is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is estimated based on a specific review of customer accounts, historical collection experience, the age of the receivable and other relevant factors. Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received. Management does not believe that any significant concentrations of credit risk existed as of June 30, 2011 and December 31, 2010.

  Inventories

        Inventories are stated at the lower of cost or market. Cost is determined on a weighted-average basis.

  Fair Value of Financial Instruments

        The carrying value of our cash and cash equivalents, restricted cash, receivables and accounts payable approximates fair value primarily because of the short maturities of these instruments. As a result of the adoption of fresh-start reporting on the Effective Date, the fair value of long-term debt at June 30, 2011 approximates carrying value.

        See Note 9 for information about the fair value of Predecessor's long-term debt.

  Property and Equipment

        Property and equipment are initially recorded at cost other than fresh-start adjustments that are recorded at fair value. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

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

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

  Goodwill

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

  Indefinite-lived Intangible Assets

        Our indefinite-lived intangible assets include brands and certain license rights. The fair value of brands is estimated using a derivation of the income approach to valuation, based on estimated royalties saved through ownership of the assets. The fair value of license rights is estimated using market indications of fair value. We test our indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances make it more likely than not that an

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

impairment may have occurred. Our annual impairment test of indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. Indefinite-lived intangible assets are not amortized unless it is determined that their useful life is no longer indefinite. We periodically review our indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If it is determined that an indefinite-lived intangible asset has a finite useful life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset. During the Successor and Predecessor Periods none of our indefinite-lived intangible assets were deemed to have a finite useful life.

  Finite-Lived Intangible Assets

        Our finite-lived intangible assets include customer relationship, management contract, reservation backlog, and beneficial lease intangibles. Finite-lived intangible assets are amortized over their estimated useful lives, and we periodically evaluate the remaining useful lives of these intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

        The customer relationship intangible asset refers to the value associated with our rated casino guests. The initial fair value of the customer relationship intangible asset was based on the projected net cash flows associated with these casino guests, and is amortized using the straight-line method over its estimated useful life. The customer relationship intangible asset is reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Increased competition within the gaming industry or a downturn in the economy could have an impact on our customer relationship intangible asset. Declines in customer spending which would impact the expected future cash flows associated with our rated casino guests, declines in the number of customer visits which could impact the expected attrition rate of our rated casino guests or an erosion of our operating margins associated with our rated casino guests could cause the carrying value of the customer relationship asset to exceed the fair value. In this event an impairment based on the difference between the estimated fair value and the carrying value would be recognized.

        Management contract intangible assets refer to the value associated with management agreements under which we provide management services to various casino properties, including casinos operated by joint ventures in which we hold a 50% equity interest, and certain Native American casinos that we have developed or are currently under development. The fair values of these management contract intangibles were established using discounted cash flow techniques based on estimated future cash flows expected to be received in exchange for providing management services. Management contract intangible assets are amortized ratably over their expected useful lives. We begin amortizing management contract intangible assets when the property begins operations and management fees are being earned.

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

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

        In accordance with the accounting guidance for capitalization of interest costs, we capitalize interest to the project once a "Notice of Intent" (or the equivalent) to transfer the land into trust has been issued by the United States Department of the Interior ("DOI"), signifying that activities are in progress to prepare the asset for its intended use.

        We earn a return on the costs incurred for the acquisition and development of the projects based upon the costs incurred over the development period of the project. In accordance with the guidance for accounting for sales of real estate, we recognize the return when the facility is complete and collectability of the receivable is assured. Due to the uncertainty surrounding the estimated cost to complete and the collectability of the stated return, we defer the return until the gaming facility is complete and transferred to the Tribe and the resulting receivable has been repaid. Repayment of the resulting advances would be from a refinancing by the Tribe, from the cash flow of the gaming facility or both.

        We evaluate our Native American Development Costs for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of ASC Topic 360-10. We evaluate each project for impairment whenever events or changes in circumstances indicate that the carrying amount of the project might not be recoverable, taking into consideration all available information. Among other things, we consider the status of the project, any contingencies, the achievement of milestones, any existing or potential litigation, and regulatory matters when evaluating our Native American projects for impairment. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted expected future cash flows exceed the carrying value, no impairment is indicated. If the undiscounted expected future cash flows do not exceed the carrying value, then the asset is written down to its estimated fair value, with fair value typically estimated based on a discounted future cash flow model or market comparables, when available. We estimate the undiscounted future cash flows of our Native American development projects based on a consideration of all positive and negative evidence about the future cash flow potential of the project including, but not limited to, the likelihood that the project will be successfully completed, the status of required approvals, and the status and timing of the construction of the project, as well as current and projected economic, political, regulatory and competitive conditions that may adversely impact the project's operating results.

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  Debt Issuance Costs

        Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense using the effective-interest method over the expected terms of the related debt agreements and are included in other assets, net on our condensed consolidated balance sheets.

  Advertising

        We expense advertising costs the first time the advertising takes place. Advertising expense is included in selling, general and administrative expenses on the condensed consolidated statements of operations.

        Advertising expense was as follows (amounts in thousands, unaudited):

	Predecessors
Successor	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Period From June 17, 2011 Through June 30, 2011	Period From April 1, 2011 Through June 16, 2011		Three Months Ended June 30, 2010
$546	$3,933	$604	$2,807	$555
Period From June 17, 2011 Through June 30, 2011	Period From January 1, 2011 Through June 16, 2011		Six Months Ended June 30, 2010
$546	$8,784	$1,325	$5,677	$1,109

  Preopening

        Preopening expenses are expensed as incurred. The construction phase of a major project typically covers a period of 12 to 24 months. The majority of preopening costs are incurred in the three months prior to opening.

  Derivative Instruments

        The Company enters into derivative instruments from time to time, typically in the form of interest rate swaps, in order to manage interest rate risks associated with its current and future borrowings. We account for these derivative instruments in accordance with the accounting guidance in ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), which requires that derivative instruments be measured at fair value on a recurring basis and recognized as either assets or liabilities in the balance sheet. The accounting for changes in fair value (i.e. gains or losses) of a derivative instrument agreement depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Additionally, the difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the agreement.

        For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and the ineffective portion is recorded in the condensed consolidated statement of operations. Derivative instruments that are designated as fair value hedges and qualify for the "shortcut" method under the accounting for derivative instruments and hedging activities, as amended, are allowed an assumption of no ineffectiveness. As such, there is no impact on the condensed consolidated statement of

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

operations from the changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on our condensed consolidated balance sheet with an offsetting adjustment to the carrying value of the related debt. For those derivative instruments that are not designated as hedges for accounting purposes, the change in fair value is recorded in the condensed consolidated statement of operations in the period of change.

        Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period. While we attempt to predict such movements in interest rates and the impact on derivative instruments, such estimates are subject to a large degree of variability which could have a significant impact on our condensed consolidated financial statements.

  Revenues and Promotional Allowances

        We recognize the net win from gaming activities as casino revenues, which is the difference between gaming wins and losses. All other revenues are recognized as the service is provided. Additionally, our Boarding Pass and Amigo Club player rewards programs (the "Programs") allow customers to redeem points earned from their gaming activity at all Station and Fiesta branded properties for complimentary slot play, food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries under the Programs is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed under the Programs is recorded in casino costs and expenses on our condensed consolidated statements of operations. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses.

        We also record a liability for the estimated cost of the outstanding points under the Programs that we believe will ultimately be redeemed. The estimated cost of the outstanding points under the Programs is calculated based on the total number of points earned but not yet achieving necessary redemption levels, converted to a redemption value times the average cost. The redemption value is estimated based on the average number of points needed to redeem for rewards. The average cost is the incremental direct departmental cost for which the points are anticipated to be redeemed. When calculating the average cost we use historical point redemption patterns to determine the redemption distribution between gaming, food, beverage, rooms, entertainment and merchandise, as well as estimated breakage.

        Management fee revenues earned under our management agreements are recognized when the services have been performed, the amount of the fee is determinable, and collectability is reasonably assured.

  Related Party Transactions

        On the Effective Date, the Company entered into the Propco Credit Agreement, the Opco Credit Agreement and the Restructured Land Loan (as such terms are defined in Note 9—Long-term Debt and Liabilities Subject to Compromise) with certain lenders that include Deutsche Bank AG Cayman Islands Branch and JPMorgan Chase Bank, N.A. Affiliates of Deutsche Bank AG Cayman Islands Branch and JPMorgan Chase Bank AG own approximately 40% of the units of Station Holdco LLC, the owner of all of the Company's non-voting units, have the right to designate members that hold 50.1% of the units of Station Voteco, the owner of all of the Company's voting units, and have the right to designate up to three individuals to serve on the Company's board of managers.

        In addition, on the Effective Date, the Company and certain of its affiliates entered into management agreements for substantially all of the Company's operations with subsidiaries of Fertitta Entertainment LLC, which is owned by affiliates of Frank J. Fertitta III, the Company's Chief Executive

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Officer, President and a member of its board of managers, and Lorenzo J. Fertitta, a member of our board of managers. Affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta also own 45% of the units of Station Holdco LLC and 49.9% of the units of Station Voteco LLC. The management agreements have a term of 25 years and provide that subsidiaries of Fertitta Entertainment will receive an annual base management fee equal to two percent of gross revenues attributable to the managed properties and an annual incentive management fee equal to five percent of positive EBITDA for the managed properties.

        We have entered into various related party transactions, which consist primarily of lease payments related to ground leases at Boulder Station and Texas Station.

        Additionally, we occasionally purchase tickets and closed circuit viewing rights to events held by Zuffa, LLC ("Zuffa") which is the parent company of the Ultimate Fighting Championship and is owned by Frank J. Fertitta III and Lorenzo J. Fertitta.

  Share-Based Compensation

        No grants have been issued that would be required to be accounted for as share-based compensation by Successor.

        We account for share-based payment awards in accordance with authoritative guidance, which requires that share-based payment expense be measured at the grant date based on the fair value of the award and recognized over the requisite service period.

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

  Recently Issued Accounting Standards

        In June, 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). This statement requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. This guidance is effective for interim and annual periods beginning after December 15, 2011. ASU 2011-05 also requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The guidance requires changes in presentation only and will have no impact on the Company's financial position or results of operations.

3. Fresh-Start Reporting

        The Company adopted fresh-start reporting on the Effective Date in accordance with ASC Topic 852, Reorganizations ("ASC Topic 852"). The Company was required to apply the fresh-start reporting provisions of ASC Topic 852 to its financial statements because (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition

3. Fresh-Start Reporting (Continued)

liabilities and allowed claims, and (ii) the holders of existing voting shares of STN immediately before confirmation received less than 50 percent of the voting shares of the emerging entity. Under ASC Topic 852, application of fresh-start reporting is required on the date on which a plan of reorganization is confirmed by a bankruptcy court, but ASC Topic 852 further provides that fresh-start reporting should not be applied until all material conditions to the plan of reorganization are satisfied. All material conditions to the Plans were satisfied as of June 17, 2011.

        Fresh-start reporting results in a new basis of accounting and a new reporting entity with no beginning retained earnings or deficit, and generally involves adjusting the historical carrying values of assets and liabilities to their fair values as determined by the reorganization value. In accordance with the fresh-start reporting guidance in ASC Topic 852, the reorganization value of the Company was assigned to its assets and liabilities in conformity with the procedures specified by ASC Topic 805, Business Combinations ("ASC Topic 805"), and the portion of the reorganization value that was not attributable to specific tangible or identified intangible assets was recognized as goodwill. Predecessors' goodwill, accumulated depreciation, accumulated amortization, accumulated deficit and accumulated other comprehensive income were eliminated. The effects on the reported amounts of assets and liabilities resulting from the adoption of fresh-start reporting and the effects of the Plans through the Effective Date are reflected in the Predecessors' statements of operation.

        The aggregate transaction value for the Restructuring Transactions, as determined by the Bankruptcy Court and set forth in the Plans and related documents, is approximately $3.1 billion. This reorganization value does not necessarily reflect the price that would be paid for these assets in a transaction involving a willing seller and buyer, with each party possessing full information regarding the Company and with neither party being under any compulsion to buy or sell.

        Estimates of fair value represent the Company's best estimates, and are prepared using a variety of valuation methodologies including techniques based on industry data and trends, by reference to relevant market rates and transactions, and discounted cash flow analysis, among others. The determination of the fair value of assets and liabilities is subject to significant estimation and assumptions and there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially.

        The implementation of the Plans and the effects of the consummation of the transactions contemplated therein and the effects of the adoption of fresh-start reporting on Predecessors' condensed

3. Fresh-Start Reporting (Continued)

consolidated balance sheets at June 17, 2011, which resulted in the opening condensed consolidated balance sheet of the Successor at June 17, 2011, are shown below (in thousands, unaudited):

	Predecessors				Successor
	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC			Station Casinos LLC
			Effects of the Plan (a)	Fresh-Start Reporting Adjustments (b)
	June 17, 2011				June 17, 2011
ASSETS
Current assets:
Cash and cash equivalents	$242,392	$44,355	$(173,597)	$—	$113,150
Other current assets	349,124	6,903	(263,097)	—	92,930

Total current assets	591,516	51,258	(436,694)	—	206,080
Property and equipment, net	2,457,493	418,600	—	(614,804)	2,261,289
Goodwill	124,313	—	—	71,772	196,085
Native American note receivable	21,257	—	—	11,272	32,529
Intangible assets, net	270,926	—	—	(49,937)	220,989
Land held for development	240,836	—	—	(4,136)	236,700
Investments in joint ventures	4,647	—	—	5,607	10,254
Native American development costs	179,543	—	—	(113,843)	65,700
Other assets, net	56,798	4,012	—	(8,301)	52,509

Total assets	$3,947,329	$473,870	$(436,694)	$(702,370)	$3,282,135

LIABILITIES AND MEMBERS'/STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current portion of long-term debt	$242,376	$172	$(227,721)	$—	$14,827
Other current liabilities	133,024	9,685	21,442	—	164,151

Current liabilities:	375,400	9,857	(206,279)	—	178,978
Long-term debt, less current portion	7,769	1,695	2,207,565	—	2,217,029
Deferred income taxes, net	103,659	—	(103,659)	—	—
Investments in joint ventures, deficit	362,086	—	(361,896)	(190)	—
Other long-term liabilities, net	14,201	—	(5,389)	—	8,812

Total liabilities not subject to compromise	863,115	11,552	1,530,342	(190)	2,404,819

Liabilities subject to compromise	5,997,182	904,277	(6,901,459)	—	—

Total liabilities	6,860,297	915,829	(5,371,117)	(190)	2,404,819

Commitments and contingencies
Members'/ stockholders' equity (deficit):
Predecessor stockholders'/members' deficit	(2,914,963)	(441,959)	4,091,158	(734,236)	—
Additional paid-in capital of Station Casinos LLC	—	—	833,765	—	833,765

Station Casinos LLC members' equity	(2,914,963)	(441,959)	4,924,923	(734,236)	833,765

Noncontrolling interest	1,995	—	9,500	32,056	43,551

Total members'/stockholders' (deficit) equity	(2,912,968)	(441,959)	4,934,423	(702,180)	877,316

Total liabilities and members'/stockholders' (deficit) equity	$3,947,329	$473,870	$(436,694)	$(702,370)	$3,282,135

(a)
Represents amounts recorded as of the Effective Date for the consummation of the Plans, including the settlement of liabilities subject to compromise, elimination of affiliate balances among the Predecessors, the issuance of new indebtedness and related cash payments, the payment of fees and costs related to the Restructuring Transactions, and the issuance of voting units and non-voting units of the Company.

(b)
Reflects the adjustment of the carrying values of assets and liabilities to fair value, or other measurement as specified in the accounting guidance related to business combinations.

3. Fresh-Start Reporting (Continued)

        The following table summarizes the net gain (loss) on reorganization and related items and fresh-start reporting adjustments for the periods indicated:

	Predecessors
	Period From April 1, 2011 Through June 16, 2011		Three Months Ended June 30, 2010
	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Discharge of liabilities subject to compromise	$4,066,026	$590,976	$—	$—
Fresh-start reporting adjustments	(799,756)	65,520	—	—
Write-off of debt discount and debt issuance costs	—	2,992	—	—
Adjustment of swap carrying values to expected amounts of allowed claims	—	—	(6,786)	—
Professional fees and expenses and other	(6,949)	(17,600)	(31,157)	—

Total net reorganization items and fresh-start reporting adjustments	$3,259,321	$641,888	$(37,943)	$—

	Predecessors
	Period From January 1, 2011 Through June 16, 2011		Six Months Ended June 30, 2010
	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Discharge of liabilities subject to compromise	$4,066,026	$590,976	$—	$—
Fresh-start reporting adjustments	(799,756)	65,520	—	—
Write-off of debt discount and debt issuance costs	—	2,992	—	—
Adjustment of swap carrying values to expected amounts of allowed claims	—	—	(5,822)	—
Professional fees and expenses and other	(16,567)	(25,620)	(51,372)	—

Total net reorganization items and fresh-start reporting adjustments	$3,249,703	$633,868	$(57,194)	$—

4. Pro Forma Results of Operations

        The following table presents unaudited pro forma results of operations as if the Restructuring Transactions had occurred at the beginning of the respective periods (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues	$$298,801	$275,334	$592,298	$569,088
Operating income	39,430	41,442	84,775	92,981
Net income (loss)	(6,555)	(2,221)	(6,344)	6,168

5. Property and Equipment

        Property and equipment consists of the following (amounts in thousands):

		Successor	Predecessors
			Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Estimated life (years)	June 30, 2011	December 31, 2010
		(unaudited)
Land	—	$203,037	$413,933	$27,179
Buildings and improvements	10-45	1,868,924	2,161,028	450,089
Furniture, fixtures and equipment	3-7	175,680	574,030	135,514
Construction in progress	—	20,342	20,273	584

		2,267,983	3,169,264	613,366
Accumulated depreciation and amortization		(3,760)	(663,501)	(186,568)

Property and equipment, net		$2,264,223	$2,505,763	$426,798

        At June 30, 2011 and December 31, 2010, substantially all property and equipment is pledged as collateral for long-term debt.

6. Goodwill and Other Intangible Assets

        The Company recognized goodwill as a result of the Restructuring Transactions, and the goodwill of STN Predecessor was eliminated in accordance with the accounting guidance for fresh-start reporting. The Company's goodwill represents the portion of the reorganization value that is not attributable to specific tangible or identified intangible assets. Following are the changes in the carrying amount of goodwill for the period from January 1, 2011 through June 16, 2011, and for the year ended December 31, 2010 (amounts in thousands):

	Predecessor
	Station Casinos, Inc.
	Period From January 1, 2011 Through June 16, 2011			Year Ended December 31, 2010
	Balance at beginning of the period	Changes during the period (a)	Balance at end of the period	Balance at beginning of the year	Changes during the year	Balance at end of the year
	(unaudited)
Goodwill	$2,986,993	$(2,790,908)	$196,085	$2,986,993	$—	$2,986,993
Accumulated impairment losses	(2,862,680)	2,862,680	—	(2,802,294)	(60,386)	(2,862,680)

Goodwill, net of accumulated impairment losses	$124,313	$71,772	$196,085	$184,669	$(60,386)	$124,313

(a)
Reflects the change in goodwill related to the adjustment of assets and liabilities to fair value, or other measurement as specified in accounting guidance related to business combinations, as a result of the adoption of fresh-start reporting.

6. Goodwill and Other Intangible Assets (Continued)

        Intangible assets, net consist of the following (amounts in thousands):

	Successor
	June 30, 2011 (unaudited)
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brands	Indefinite	$76,849	$—	$76,849
License rights	Indefinite	300	—	300
Customer relationships	15	22,800	(67)	22,733
Management contracts	7-20	115,000	(137)	114,863
Beneficial leases	2-10	3,990	—	3,990
Other	1-2	2,051	(34)	2,017

		$220,990	$(238)	$220,752

	Predecessor
	Station Casinos, Inc.
	December 31, 2010
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Brands	Indefinite	$214,791	$—	$(115,237)	$99,554
License rights	Indefinite	4,531	—	(4,190)	341
Customer relationships	15	268,961	(18,942)	(241,363)	8,656
Management contracts	3-20	521,464	(127,957)	(229,534)	163,973
Other	1	8,654	(8,654)	—	—

		$1,018,401	$(155,553)	$(590,324)	$272,524

        The intangible asset for customer relationships refers to the value associated with our rated casino guests. The Company amortizes its finite-lived intangible assets, including its customer relationship intangible asset, ratably over their estimated useful lives. The aggregate amortization expense for those assets that are amortized under the provisions of ASC Topic 350, Intangibles—Goodwill and Other, was approximately $0.2 million for the Successor period. Predecessor's aggregate amortization expense for these assets was $0.9 million for the period from April 1 through June 16, 2011, $1.6 million for the period from January 1 through June 16, 2011, and $6.7 million and $15.6 million for the three and six months ended June 30, 2010, respectively. Estimated annual amortization expense for intangible assets for the period ended December 31, 2011, and the years ended December 31, 2012, 2013, 2014, and 2015 is anticipated to be approximately $6.5 million, $13.0 million, $12.3 million, $11.7 million, and $17.8 million, respectively.

        GVR Predecessor had no intangible assets at December 31, 2010.

7. Investments in Joint Ventures

        The Company has various investments in 50% owned joint ventures in Las Vegas, Nevada, which are accounted for under the equity method. Under the equity method, original investments are initially recorded at cost and adjusted by the investor's share of earnings, losses and distributions of the joint ventures, and the carrying value of investments may be reduced below zero, resulting in a deficit

7. Investments in Joint Ventures (Continued)

investment balance, when the investor is committed to provide further financial support for the investee. The investment balance also includes the effect of any previously recognized impairment charges.

  Successor

        The Company holds 50% equity investments in Barley's, The Greens and Wildfire Lanes, which the Company manages on behalf of the joint ventures, and also owns a 50% investment in Losee Elkhorn Properties, LLC which owns land in North Las Vegas that is being held for future development. As a result of fresh-start reporting, on the Effective Date the carrying values of these investments were adjusted to their fair values, which totaled approximately $10.3 million. These investments are not, in the aggregate, material in relation to the Company's financial position or results of operations. Operating earnings from joint ventures is shown as a separate line item on the Company's condensed consolidated statements of operations after operating income, and interest and other expense from joint ventures is shown as a separate component under other expense on the Company's condensed consolidated statements of operations.

  Predecessor

        Predecessor's investments in joint ventures consist of the following (amounts in thousands):

Predecessor
Station Casinos, Inc.
December 31, 2010
Barley's Casino & Brewing Company ("Barley's") (50.0%)	$4,756
Wildfire Lanes and Casino ("Wildfire Lanes") (50.0%)	760

Investments in joint ventures	$5,516

Green Valley Ranch (50.0%) (a)	$(38,258)
The Greens Gaming and Dining ("The Greens") (50.0%) (b)	(163)
Aliante Station (50.0%) (c)	(306,346)

Deficit investments in joint ventures	$(344,767)

(a)
STN's investment in Green Valley Ranch at December 31, 2010 reflects a deficit as a result of asset impairment charges and ongoing losses recognized during the Predecessor period, which is recorded as a long-term liability on STN's condensed consolidated balance sheet.

(b)
STN's investment in The Greens at December 31, 2010 reflects a deficit as a result of ongoing losses recognized during the Predecessor period, which is recorded as a long-term liability on STN's condensed consolidated balance sheet.

(c)
STN's investment in Aliante Station at December 31, 2010 reflects a deficit as a result of asset impairment charges and ongoing losses recognized during the Predecessor period, which is recorded as a long-term liability on STN's condensed consolidated balance sheet.

        On June 7, 2011, Predecessor disposed of its 6.7% investment in Palms Casino Resort and recognized a gain on disposal of $250,000. As a result of previously recognized losses, the carrying value of this investment had been reduced to zero prior to disposal.

7. Investments in Joint Ventures (Continued)

        For the Predecessor Periods, interest and other expense from joint ventures includes Predecessor's 50% interest in the mark-to-market valuation of certain joint ventures' interest rate swaps that are not designated as hedging instruments for accounting purposes. The following table identifies Predecessor's total equity earnings (loss) from joint ventures (amounts in thousands, unaudited):

	Predecessor
	Period From April 1, 2011 Through June 16, 2011	Three Months Ended June 30, 2010	Period From January 1, 2011 Through June 16, 2011	Six Months Ended June 30, 2010
Operating earnings (loss) from joint ventures	$(950)	$542	$(945)	$2,213
Interest and other expense from joint ventures	(5,011)	(10,311)	(15,452)	(44,624)

Net loss from joint ventures	$(5,961)	$(9,769)	$(16,397)	$(42,411)

        Summarized balance sheet information for STN's joint ventures is as follows (amounts in thousands):

Predecessor
Station Casinos, Inc.
December 31, 2010
Current assets	$113,439
Property and equipment and other assets, net	1,044,629
Current liabilities	1,362,724
Long-term debt and other liabilities	499,990
Members' equity	(704,646)

        Summarized results of operations for STN's joint ventures are as follows (amounts in thousands, unaudited):

	Predecessor
	Station Casinos Inc.
	Period From April 1, 2011 Through June 16, 2011	Three Months Ended June 30, 2010	Period From January 1, 2011 Through June 16, 2011	Six Months Ended June 30, 2010
Net revenues	$86,593	$103,950	$194,554	$211,993
Operating costs and expenses	73,572	108,263	177,685	218,079

Operating income (loss)	13,021	(4,313)	16,869	(6,086)
Interest and other expense, net	31,051	(30,615)	70,858	(109,784)

Net earnings (loss)	$(18,030)	$(34,928)	$(53,989)	$(115,870)

        As of December 31, 2010, STN had received distributions in excess of equity earnings.

8. Native American Development and Note Receivable

  The Federated Indians of Graton Rancheria

        On April 22, 2003, Predecessor entered into development and management agreements with the Federated Indians of Graton Rancheria (the "FIGR"), a federally recognized Native American tribe. Pursuant to those agreements, the Company will assist the FIGR in developing and operating a gaming

8. Native American Development and Note Receivable (Continued)

and entertainment project to be located in Sonoma County, California. The FIGR selected Predecessor to assist them in designing, developing and financing their project, and upon opening the Company will manage the facility on behalf of the FIGR. As currently contemplated and as described in the Record of Decision for the environmental impact statement, the project would have a total of approximately 535,000 square feet of space, of which approximately 110,000 square feet will be casino, and the remainder of which will be non-casino space, and may include a hotel, banquet and meeting space, multiple bars, a food court and various dining options.

        The management agreement has a term of seven years from the date of the opening of the project. the Company will receive a management fee equal to 24% of the facility's net income in years 1 through 4 and 27% of the facility's net income in years 5 through 7. the Company will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility. The management agreement may be terminated under certain circumstances, including but not limited to, material breach, changes in regulatory or legal status, and mutual agreement of the parties. There is no provision in the management agreement allowing the FIGR to buy-out the management agreement prior to its expiration. Under the terms of the management agreement, the Company will provide training to the FIGR such that they may assume responsibility for managing the facility upon expiration of the seven-year term of the agreement.

        The Company has agreed to provide certain advances for the development of the project, including, but not limited to, monthly payments to the FIGR, professional fees, consulting services, mitigation costs and design and pre-construction services fees. The Company has agreed to assist the FIGR in obtaining third-party financing for the project, however we do not expect such financing will be obtained until shortly before the project commences construction, and as such, the timing of obtaining the financing is uncertain. In addition, there can be no assurance that we will be able to obtain third-party financing for the project on acceptable terms or at all. Prior to obtaining such financing, the Company will contribute significant financial support to the project, and through June 30, 2011, the Company and Predecessor have advanced approximately $149.1 million toward the development of the project, primarily to complete the environmental impact study and secure real estate for the project, which is included in Native American development costs on the Company's condensed consolidated balance sheets. Predecessor began capitalizing expenditures toward the project in 2003. Advances bear interest at a rate equal to the Company's weighted cost of capital and are expected to be repaid from the proceeds of the third-party financing or from the FIGR's gaming revenues, however there can be no assurance that the advances will be repaid. Through June 30, 2011, Predecessor paid approximately $2 million in payments related to the achievement of certain milestones, which were expensed as incurred, and the Company has no further commitments to pay milestone payments on this project.

        Upon termination or expiration of the management and development agreements, the FIGR will continue to be obligated to repay unpaid principal and interest on the advances from the Company and Predecessor, as well as certain other amounts that may be due, such as management fees. Amounts due to the Company and Predecessor under the development and management agreements are secured by substantially all of the assets of the project, other than real property. In addition, the development and management agreements contain waivers of the FIGR's sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling arbitration and other remedies.

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park (the "MOU") under which the FIGR agreed to make certain contributions and community investments to mitigate various impacts that may arise in connection with the project, in exchange for the city's support of the casino project and its agreement to expend the contributions in accordance with the terms of the MOU. The MOU has a term of 20 years and is subject to automatic renewals. Under the terms of the MOU, the FIGR agreed to pay a total of approximately $17.7 million in one-time

8. Native American Development and Note Receivable (Continued)

contributions, plus approximately $9.7 million in recurring annual contributions for as long as the MOU remains in effect. The contributions and community investments are designated to mitigate the impact of the project on transportation and traffic, fire protection and emergency services, law enforcement, problem gambling, schools, housing, waterways, and other impacts on the community. The FIGR's obligation to pay many of the contributions and community investments is contingent upon certain future events including commencement of project construction, completion of project construction, and opening of the project.

        In August 2005, Predecessor purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, Predecessor purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. The site is easily accessible via Wilfred Avenue and Business Park Drive, and will have multiple points of ingress and egress. In March 2008, it was determined that approximately 252 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Predecessor. Over the period of May 2007 through June 2008, Predecessor purchased an additional 11 acres of land adjacent to the 23 acre site, bringing the total land retained for development by the Company to 34 acres.

        On May 7, 2008, the Department of Interior ("DOI") published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of the FIGR. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, the Stop The Casino 101 Coalition and certain individuals filed a complaint (the "Complaint") in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint sought judicial review of the Determination. On November 17, 2008, the federal defendants and the FIGR filed their respective motions to dismiss the compliant for lack of jurisdiction and failure to state a claim. In response, the plaintiffs filed a motion for leave to amend their complaint which was granted on January 26, 2009. The DOI and the FIGR filed motions to dismiss the amended complaint on February 20, 2009, and on March 27, 2009, a hearing was held to argue such motions. On April 21, 2009, the DOI and FIGR's motions to dismiss were granted. On June 8, 2009, the plaintiffs filed an appeal (the "Appeal") in the United States Court of Appeals for the Ninth Circuit (the "Court of Appeals"), and the DOI agreed to voluntarily stay the taking of the site into trust pending resolution of the Appeal. The plaintiffs filed their opening briefs on October 26, 2009. On November 4, 2009, the DOI filed an unopposed motion to expedite the oral argument. The DOI and FIGR then filed their answering briefs on November 25, 2009. The plaintiffs responded by filing reply briefs on December 28, 2009. The court clerk initially rejected the motion to expedite oral arguments, but following FIGR's motion for reconsideration, the court scheduled oral arguments for April 15, 2010. Oral arguments were heard on April 15, 2010, and on June 3, 2010, the Court of Appeals affirmed the district court's dismissal of the Complaint. On July 19, 2010, the plaintiffs filed a petition for rehearing en banc. The Court of Appeals denied plaintiffs' petition on August 11, 2010. Notwithstanding the fact that plaintiffs' complaint was dismissed and land has been taken into trust for the FIGR, opponents of the project may still seek to exercise legal remedies to delay or stop the project.

        On February 19, 2009, a Notice of Availability of a Final Environmental Impact Statement was filed in the Federal Register. On October 15, 2010, the NIGC published notice in the Federal Register that it had issued the Record of Decision approving the Environmental Impact Statement for the project, thereby completing the environmental process for the project.

        On October 1, 2010, the Bureau of Indian Affairs of the U.S. Department of the Interior (the "BIA") accepted approximately 254 acres of land owned by Predecessor into trust on behalf of the FIGR for the development of the project.

8. Native American Development and Note Receivable (Continued)

        On October 1, 2010, the NIGC informed Predecessor and the FIGR that the NIGC approved the management agreement by and between the FIGR and Predecessor for Class II gaming at the planned gaming and entertainment facility. Class II gaming includes games of chance such as bingo, pull-tabs, tip jars and punch boards (and electronic or computer-aided versions of such games), and non-banked card games. A banking game is one in which players compete against the licensed gaming establishment rather than against one another. The FIGR and the Company may also pursue approval of Class III gaming, which would permit casino-style gaming at the planned facility, including banked table games, such as blackjack, craps and roulette, and gaming machines such as slots, video poker, lotteries and pari-mutuel wagering. Pari-mutuel wagering is a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers. Class III gaming would require an approved compact (a "Class III Gaming Compact") with the State of California and approval by the NIGC of a modification to the existing management agreement, or a new management agreement, permitting Class III, or casino-style, gaming. There can be no assurance that the project will be able to obtain, in a timely fashion or at all, the approvals from the State of California and the NIGC that are necessary to conduct Class III, or casino-style, gaming at the facility.

        The following table outlines our evaluation at June 30, 2011 of each of the critical milestones necessary to complete the FIGR project. Both positive and negative evidence was considered in our evaluation.

As of June 30, 2011
Federally recognized as a tribe by the US Government's Bureau of Indian Affairs (BIA)	Yes
Date of recognition	Federal recognition was terminated during the 1950's and restored on December 27, 2000. There is currently no evidence to suggest that recognition might be terminated in the future.
Tribe has possession of or access to usable land upon which the project is to be built	Yes, on October 1, 2010 the DOI accepted approximately 254 acres of land for the project into trust on behalf the FIGR.
Status of obtaining regulatory and governmental approvals:
Tribal-State Compact	A compact is not required for Class II gaming, however the FIGR may elect to pursue a tribal-state compact for Class III gaming.
Approval of gaming compact by DOI	No compact approval by DOI is required for Class II gaming, however if the FIGR elect to pursue a Class III gaming compact, DOI approval of such a compact would be required.
Approval of management agreement by NIGC	Yes
Date	October 1, 2010
DOI accepting usable land into trust on behalf of the tribe	Yes

8. Native American Development and Note Receivable (Continued)

As of June 30, 2011
Date	October 1, 2010
Gaming licenses:
Type	Class II
Number of gaming devices allowed

N/A There is currently no limitation on the number of gaming devices allowed at the project, although a limitation may be imposed in the event the FIGR elect to pursue Class III gaming and enter into a compact with the State of California to do so

City agreement

The FIGR have entered into a Memorandum of Understanding with the City of Rohnert Park under which the tribe has agreed to pay one-time and recurring mitigation contributions, subject to certain contingencies.

Date of city agreement	October 14, 2003
County and other agreements	We anticipate that the FIGR will enter into memoranda of understanding with, among others, Sonoma County, California and the California Department of Transportation, relating to impact mitigation.

        The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained. We currently estimate that construction of the facility will begin after the financing for the project has been obtained, which we anticipate to be during the middle of 2012, and we estimate that the facility would be completed and opened for business approximately 18 to 24 months after construction begins. There can be no assurance, however, that the project will be completed and opened within this time frame or at all.

        We have evaluated the likelihood that the FIGR project will be successfully completed and opened, and have concluded that at June 30, 2011, the likelihood of successful completion is in the range of 80% to 90%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including the status of required regulatory approvals, and the progress being made toward the achievement of all milestones and the likelihood of successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that such changes will not be material. In addition, there can be no assurance that we will recover all of our investment in the project even if it is successfully completed and opened for business.

North Fork Rancheria of Mono Indian Tribe

        On December 8, 2003, Predecessor entered into development and management agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and

8. Native American Development and Note Receivable (Continued)

operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera.

        As currently contemplated, the project is expected to include approximately 2,000 slot machines and approximately 60 table games, a hotel and several restaurants. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the management agreement by the NIGC.

        The Mono entered into memoranda of understanding with the County of Madera, the City of Madera, and the Madera Irrigation District, on August 16, 2004, October 18, 2006, and December 19, 2006, respectively. Under those agreements, the Mono agreed to make monetary contributions to mitigate potential impacts of the project on the community, and also agreed to certain non-monetary covenants. In accordance with these agreements, the tribe has agreed to pay non-recurring mitigation contributions ranging from $13.2 million to $28.2 million and recurring annual mitigation contributions totaling approximately $5.1 million, all of which are subject to CPI adjustments. These contributions are intended to mitigate the impact of the project on law enforcement, public safety, roads and transportation, local land use planning, water conservation and air quality, as well as to provide funding for parks, recreation, economic development, education, behavioral health and certain charitable programs. The Mono's obligation to pay the contributions is contingent upon certain future events including acceptance of the land into trust, commencement of project construction, and for certain contributions, the opening of the project. The tribe also expects to enter into a mitigation agreement with CalTrans for state road improvements.

        On April 28, 2008, the Mono and the State of California entered into a tribal-state Class III gaming compact permitting casino-style gaming. The compact is subject to approval by the California Legislature and, if approved, will regulate gaming at the Mono's proposed gaming and entertainment project to be developed on the site. No assurance can be provided as to whether the California Legislature will approve the compact.

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

        Under the terms of the development agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining third-party financing, we will contribute significant financial support to the project. Our advances are expected to be repaid from the proceeds of the third-party financing or from the Mono's gaming revenues, however there can be no assurance that the advances will be repaid. Predecessor began capitalizing reimbursable advances related to this project in 2003. Through June 30, 2011, advances toward the development of the project totaled approximately $16.8 million, primarily to complete the environmental impact study and secure real estate for the project, which is included in Native American development costs on the Company's condensed consolidated balance sheets. Reimbursable advances by Predecessor and the Company to the Mono bear interest at the prime rate plus 1.5%. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through June 30, 2011, none of these payments had been made.

8. Native American Development and Note Receivable (Continued)

        The management agreement has a term of seven years from the opening of the facility. The Company will receive a management fee of 24% of the facility's net income. The management agreement includes termination provisions whereby either party may terminate the agreement for cause, and the agreement may also be terminated at any time upon agreement of the parties. There is no provision in the management agreement allowing the tribe to buy-out the contract prior to its expiration. The management agreement provides that the Company will train the Mono such that they may assume responsibility for managing the facility upon the expiration of the agreement.

        Upon termination or expiration of the management and development agreements, the Mono will continue to be obligated to repay unpaid principal and interest on the advances from Predecessor and the Company, as well as certain other amounts that may be due, such as management fees. Amounts due to Predecessor and the Company under the development and management agreements are secured by substantially all of the assets of the project. In addition, the development and management agreements contain waivers of the Mono's sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling arbitration and other remedies.

        The following table outlines our evaluation at June 30, 2011 of each of the critical milestones necessary to complete the Mono project. Both positive and negative evidence was considered during our evaluation.

As of June 30, 2011
Federally recognized as a tribe by the US Government's Bureau of Indian Affairs (BIA)	Yes
Date of recognition	Federal recognition was terminated in 1961 and restored in 1983. There is currently no evidence to suggest that recognition might be terminated in the future.
Tribe has possession of or access to usable land upon which the project is to be built	The Company has acquired usable land for the development of this project on behalf of the Mono. The land has not, however, been accepted into trust for the Mono by the DOI.
Status of obtaining regulatory and governmental approvals:
Tribal-State Compact

A compact has been negotiated and was signed by the California governor in 2008 and will be submitted to the California Legislature for ratification after the Secretary of the Interior approves placing the land into trust.

Approval of gaming compact by DOI	Approval of the gaming compact by the DOI is expected to occur after the compact has been ratified by the California Legislature.

8. Native American Development and Note Receivable (Continued)

As of June 30, 2011
Record of decision regarding environment impact published by BIA

A Record of Decision ("ROD") regarding the Environmental Impact Statement for the project has not yet been published by the BIA. We cannot predict the timing of the issuance of the ROD. There is currently no evidence to suggest that a favorable ROD will not be issued.

DOI accepting usable land into trust on behalf of the tribe

It is anticipated that the land will be accepted into trust by the DOI after the issuance of the ROD. We cannot, however, predict when these events will occur. There is currently no evidence to indicate that the land will not be accepted into trust.

Approval of management agreement by NIGC	Approval of the management agreement by the NIGC is expected to occur following the DOI's acceptance of the land into trust.
Gaming licenses:
Type

Current plans for the project include Class III gaming, which requires a compact with the State of California and the approval of the NIGC. The compact is subject to the ratification of the California legislature. There is currently no evidence to indicate that the California legislature will not ratify the compact.

Number of gaming devices allowed	The compact signed by California's governor permits a maximum of 2,000 slot machines at the facility as currently contemplated, with an option to expand to 2,500 total machines.
Agreements with local authorities:

The Mono have entered into Memoranda of Understanding with the City of Madera, the County of Madera and the Madera Irrigation District under which the Mono agreed to pay one-time and recurring mitigation contributions, subject to certain contingencies.

        The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurance as to when, or if, these approvals will be obtained. We currently estimate that construction of the facility may begin in the second half of 2013 and we estimate that the facility would be completed and opened for business approximately 18 months after construction begins. There can be no assurance, however, that the project will be completed and opened within this time frame or at all. We expect to obtain third-party financing for the project once all necessary regulatory approvals have been received and construction has commenced,

8. Native American Development and Note Receivable (Continued)

however there can be no assurance that we will be able to obtain such financing for the project on acceptable terms or at all.

        We have evaluated the likelihood that the Mono project will be successfully completed and opened, and have concluded that at June 30, 2011, the likelihood of successful completion is in the range of 50% to 60%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that we will recover all of our investment in the project even if it is successfully completed and opened for business.

  Mechoopda Indian Tribe

        On January 12, 2004, Predecessor entered into development and management agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, Predecessor agreed to assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California.

        Under the terms of the development agreement, Predecessor agreed to arrange the financing for the ongoing development costs and construction of the facility. Through June 30, 2011, advances to the MITCR toward development of the project totaled approximately $11.9 million, primarily to complete the environmental assessment and secure real estate for the project. The advances to the MITCR bear interest at prime plus 2%, and are to be repaid from the proceeds of third-party project financing or from the MITCR's gaming revenues. In addition, Predecessor agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. Through June 30, 2011, $50,000 of these payments had been made by Predecessor and were expensed as incurred. Given the current economic climate and thus the revised expected potential of the project, all amounts that were advanced to the MITCR were written off by Predecessor in 2009. Prior to the Effective Date, Predecessor discontinued funding for the development of the facility and we anticipate terminating the agreements.

  Gun Lake Tribe

        We manage the Gun Lake Casino ("Gun Lake") in Allegan County, Michigan, which opened in February 2011, on behalf of the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe. Gun Lake Casino, is located on approximately 147 acres on U.S, Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan, and includes approximately 1,400 slot machines, 28 table games and various dining options.

        On November 13, 2003, Predecessor agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). On July 31, 2000, MPM entered into development and management agreements with the Gun Lake Tribe, pursuant to which MPM agreed to assist the tribe in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. The Sixth Amended and Restated Management Agreement dated July 12, 2010 (the "Gun Lake Management Agreement") has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM operating agreement, the Company's portion of the management fee is 50% of the first $24 million

8. Native American Development and Note Receivable (Continued)

of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

        MPM is considered a variable interest entity under the provisions of ASC Topic 810, Consolidation ("ASC Topic 810"). Under the terms of the MPM operating agreement, Predecessor was required to provide the majority of MPM's financing. In addition, based on a qualitative analysis, we believe the Company directs the most significant activities that impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that could potentially be significant to MPM. As a result, we believe the Company is the primary beneficiary of MPM as defined in ASC Topic 810 and we therefore consolidate MPM in our condensed consolidated financial statements. The creditors of MPM have no recourse to the general credit of the Company.

        In accordance with the development agreement, MPM made reimbursable advances to Gun Lake for the development of the project. Approximately $42.8 million of the advances, including principal and accrued interest, were repaid in July 2010 from the proceeds of the project's third-party financing. At the project's opening date, $21.3 million in reimbursable development costs remained outstanding. Upon opening of the facility and transfer of the project to the Gun Lake Tribe, this amount was reclassified to Native American notes receivable on Predecessor's condensed consolidated balance sheet. The note is collateralized by substantially all of the assets of the project other than real property, and is subordinate to Gun Lake's senior secured debt. The note receivable bears interest at a variable rate equal to the rate charged by Gun Lake's senior secured lenders, which is a variable rate equal to LIBOR plus 9.5% or an alternate base rate plus 8%, at the election of the borrower. Under the terms of the note receivable, principal and accrued interest are scheduled to be repaid over a thirty-six month period beginning four years after opening of the project, however repayment could occur sooner if the project generates sufficient excess cash flow to fund such prepayment. In addition, Gun Lake's senior secured lenders may decline certain scheduled payments on their loans, and subject to certain limitations, proceeds not accepted by the senior secured lenders may be used to repay MPM's note receivable. If the note is prepaid within 30 months of the commencement of gaming at the project, the interest rate will be retroactively reduced to the prime rate plus 2%. Based on the operating results of Gun Lake since opening in February 2011, our best estimates of the expected future operating results of the project, and our consideration of all positive and negative evidence related to long-term potential of the Gun Lake project, we believe that our note receivable from Gun Lake will be repaid in accordance with the terms of the arrangement.

9. Long-term Debt and Liabilities Subject to Compromise

Successor

        Long-term debt consists of the following (amounts in thousands):

Successor
June 30, 2011
(unaudited)
Propco Term Loan Tranche B-1, due June 17, 2016, interest at a margin above LIBOR or base rate (3.19% at June 30, 2011), net of unamortized discount of $27.8 million	$172,204
Propco Term Loan Tranche B-2, due June 17, 2016, interest at a margin above LIBOR or base rate (4.19% at June 30, 2011), net of unamortized discount of $85.4 million	664,627
Propco Term Loan Tranche B-3, due June 17, 2016, interest at a margin above LIBOR or base rate (2.05% at June 30, 2011) or at lenders' option, interest may be converted to a fixed rate that will be determined pursuant to a previously agreed formula at the time of conversion, net of unamortized discount of $141.0 million	484,010
Propco Revolver due June 17, 2016, interest at a margin above LIBOR or base rate (3.30% at June 30, 2011), net of unamortized discount of $8.9 million	82,064
Opco Term Loan, due June 17, 2016, interest at a margin above LIBOR or base rate (3.19% at June 30, 2011), net of unamortized discount of $47.6 million	388,123
Opco Revolver, due June 17, 2016, interest at a margin above LIBOR or base rate (5.25% at June 30, 2011)	3,800
GVR First Lien Term Loan, due June 17, 2016, interest at a margin above LIBOR or base rate (6.25% at June 30, 2011)	215,000
GVR First Lien Revolver, due June 17, 2016, interest at a margin above LIBOR or base rate (7.00% at June 30, 2011)	5,000
GVR Second Lien Term Loan, due June 17, 2017, interest at a margin above LIBOR or base rate (10.00% at June 30, 2011)	90,000
Restructured Land Loan, due June 16, 2016, interest at a margin above LIBOR or base rate (3.69% at June 30, 2011), net of unamortized discount of $18.9 million	86,274
Other long-term debt, weighted-average interest of 4.09% at June 30, 2011, maturity dates ranging from 2011 to 2027	52,817

Total long-term debt	2,243,919
Current portion of long-term debt	(16,271)

Total long-term debt, net	$2,227,648

        Effective June 17, 2011, the Company and its subsidiaries entered into:

  •
  A new credit agreement (the "Propco Credit Agreement") with Deutsche Bank AG Cayman Islands Branch, as administrative agent, the other lender parties thereto (collectively, the "Mortgage Lenders"), consisting of a term loan facility in the principal amount of $1.575 billion and a revolving credit facility in the amount of $125 million; and

  •
  A new credit agreement (the "Opco Credit Agreement") with Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the other lender parties there to, consisting of approximately $435 million in aggregate principal amount of term loans and a revolving credit facility in the amount of $25 million; and

9. Long-term Debt and Liabilities Subject to Compromise (Continued)

  •
  An amended and restated credit agreement (the "Restructured Land Loan") with the Deutsche Bank AG Cayman Islands Branch and JPMorgan Chase Bank, N.A. as initial lenders (the "Land Loan Lenders"), consisting of a term loan facility with a principal amount of $105 million; and

  •
  A new first lien credit agreement with Jefferies Finance LLC and Goldman Sachs Lending Partners LLC, as initial lenders (collectively, the "GVR Lenders"), consisting of a revolving credit facility in the amount of $10 million (the "GVR First Lien Revolver") and a term loan facility in the amount of $215 million (the "GVR First Lien Term Loan and together with the GVR First Lien Revolver, the "GVR First Lien Credit Agreement"), and a new second lien credit agreement with the GVR Lenders with a term loan facility in the amount of $90 million (the "GVR Second Lien Term Loan" and together with the GVR First Lien Credit Agreement, the "GVR Credit Agreements").

        The Propco Credit Agreement, Opco Credit Agreement, the Restructured Land Loan, and the GVR Credit Agreements are referred to herein as the "Credit Agreements". The Credit Agreements contain a number of covenants that impose significant operating and financial restrictions on the Company, including restrictions on the Company and its subsidiaries' ability to, among other things: (a) incur additional debt or issue certain preferred units; (b) pay dividends on or make certain redemptions, repurchases or distributions in respect of the Company's membership interests or make other restricted payments; (c) make certain investments; (d) sell certain assets; (e) create liens on certain assets; (f) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and (g) enter into certain transactions with its affiliates. In addition, the Credit Agreements contain certain financial covenants, including minimum interest coverage ratio, total leverage ratio and maximum capital expenditures.

        The Credit Agreements also contain certain events of default including, among other things, nonpayment of principal when due; nonpayment of interest, fees or other amounts after a five business day grace period; material inaccuracy of representations and warranties; violation of covenants (subject, in the case of certain covenants, to certain grace periods); cross-default; bankruptcy events; certain Employee Retirement Income Security Act events; material judgments; and a change of control.

  Propco Credit Agreement

        As of the Effective Date, the Company, as borrower, entered into the Propco Term Loan and the Propco Revolver. The Propco Term Loan has three tranches. Tranche B-1 has a principal amount of $200 million, Tranche B-2 has a principal amount of $750 million and Tranche B-3 has a principal amount of $625 million. The initial maturity date of the loans made under the Propco Credit Agreement will be on the fifth anniversary of the Effective Date but may be extended for two additional one-year periods, subject to the absence of defaults, accuracy of representations and warranties, payment of an extension fee equal to 1.00% of the outstanding principal amount of Tranche B-1, Tranche B-2 and Tranche B-3 loans, plus the revolving credit commitments, for each extension, and pro forma compliance with total leverage and interest coverage ratios. Interest will accrue on the principal balance of the outstanding amounts under the Propco Revolver at the rate per annum, as selected by the Company, of not more than LIBOR plus 3.00% or base rate plus 2.00%. Additionally, the Company is subject to a fee of 0.50% for the unfunded portion of the Propco Revolver. Interest will accrue on the principal balance of the outstanding amounts under the Tranche B-1 loans at the rate per annum, as selected by the Company, of not more than LIBOR plus 3.00% or base rate plus 2.00% for the first three years of the term; LIBOR plus 3.50% or base rate plus 2.50% for the fourth and fifth year; LIBOR plus 4.50% or base rate plus 3.50% in the sixth year if the Company elects to exercise the first optional extension of the maturity of the loans; and LIBOR plus 5.50% or base rate plus 4.50% for the seventh year if the Company elects to exercise the second optional

9. Long-term Debt and Liabilities Subject to Compromise (Continued)

extension of the maturity of the loans. Base rate is subject to a floor equal to one-month LIBOR plus 1.00%. Interest will accrue on the Tranche B-2 loan at a rate per annum, as selected by the Company of not more than LIBOR plus 4.00% or base rate plus 3.00%. Interest will accrue on the Tranche B-3 loan at a rate per annum, as selected by the Company, equal to LIBOR plus 1.80% or base rate plus 0.80% for the first year of the term; LIBOR plus 1.81% or base rate plus 0.81% for the second year; LIBOR plus 1.82% or base rate plus 0.82% for the third year; LIBOR plus 3.02% or base rate plus 2.02% for the fourth and fifth years; LIBOR plus 5.37% or base rate plus 4.37% for the sixth year ; and LIBOR plus 7.69% or base rate plus 6.69% from and after the sixth anniversary of the Effective Date. The lenders may elect to fix the interest rate on all or a portion of the Tranche B-3 loan prior to December 31, 2011. The lenders may elect to exchange all or a portion of such fixed rate Tranche B-3 loans for senior unsecured notes in a form suitable for resale under Rule 144A of the Securities Act of 1933, as amended.

        The Propco Credit Agreement contains certain financial and other covenants, including a total leverage ratio and a minimum interest coverage ratio in each case with testing beginning with the fiscal quarter ending December 31, 2012. The Propco Credit Agreement also limits capital expenditures. The Company is in compliance with all Propco Credit Agreement covenants as of June 30, 2011. The Company is not required to make principal payments prior to maturity of the Propco Credit Agreement other than (a) quarterly payments of an amount equal to 0.25% of the aggregate principal amount of the Tranche B-1 and Tranche B-2 loans outstanding on the Effective Date, (b) prepayments of the Tranche B-1 and Tranche B-2 loans of 75% of excess cash flow, net of a credit for payments made pursuant to (a) above, if the total leverage ratio is equal to or greater than 6.00:1.00, 50% of excess cash flow if the total leverage ratio is less than 6.00:1.00 but greater than or equal to 4.00:1.00, or 25% if the total leverage ratio is less than 4.00:1.00; (c) prepayments with proceeds of certain asset sales, events of loss, incurrence of debt and equity issuances, and (d) prepayments of the Propco Revolver of unrestricted cash in excess of $15 million (which do not permanently reduce the revolving loan commitment) .

        The Propco Credit Agreement is guaranteed by all subsidiaries of the Company except its unrestricted subsidiaries. The Propco Credit Agreement is secured by a pledge of the Company's equity (including equity held by Station Holdco and Station Voteco in the Company), together with all tangible and intangible assets of the Company and its restricted subsidiaries, including a pledge by the Company of the stock of NP Opco Holdings LLC, GVR Holdco 3 LLC, CV Propco, LLC, and NP Landco Holdco LLC.

  Opco Credit Agreement

        As of the Effective Date, a subsidiary of the Company, NP Opco LLC ("Opco"), as borrower, entered into the Opco Credit Agreement consisting of (a) a term loan facility in the principal amount of approximately $435.7 million (the "Opco Term Loan"), and (b) a revolving credit facility in the maximum amount of $25 million, the availability of which is subject to standard continuing conditions (the "Opco Revolver"). Opco has the option, after the first anniversary of the Effective Date, to solicit lending commitments to increase the amount of the Opco Revolver by up to an additional $25 million. The initial maturity date will be on the fifth anniversary of the Effective Date but may be extended for two additional one-year periods, subject to the absence of defaults, accuracy of representations and warranties, payment of a 1% extension fee for each extension, and pro forma compliance with total leverage and interest coverage ratios. Interest shall accrue on the principal balance of loans at the rate per annum, as selected by Opco, of not more than LIBOR plus 3.00% or base rate plus 2.00% for the first three years of the term; LIBOR plus 3.50% or base rate plus 2.50% for the fourth and fifth year; LIBOR plus 4.50% or base rate plus 3.50% for the sixth year if Opco elects to exercise the first optional extension of the maturity of the loans; and LIBOR plus 5.50% or base rate plus 4.50% for the seventh year if Opco elects to exercise the second optional extension of the maturity of the loans. Base rate is subject to a floor equal to one-month

9. Long-term Debt and Liabilities Subject to Compromise (Continued)

LIBOR plus 1.00%. Additionally, Opco is subject to a fee of 0.50% for the unfunded portion of the Opco Revolver.

        The Opco Credit Agreement contains certain financial and other covenants. These include a maximum total leverage ratio and a minimum interest coverage ratio, which covenants commence on the earlier of eighteen months after the Effective Date or the date on which aggregate investments by Opco deemed to have been made due to the designation of restricted subsidiaries as unrestricted subsidiaries exceed $10 million. The Opco Credit Agreement also limits capital expenditures. Opco is not required to make principal payments prior to the maturity of the Opco Credit Agreement other than (a) quarterly payments of $663,768 for application to the Opco Term Loans , (b) commencing with the fiscal year ended December 31, 2011, annual prepayments of 75% of excess cash flow, net of a credit for payments made pursuant to (a) above, if the total leverage ratio is equal to or greater than 3.50:1.00, 50% of excess cash flow if the total leverage ratio is less than 3.50:1.00 but greater than or equal to 2.50:1.00, or 25% if the total leverage ratio is less than 2.50:1.00; (c) prepayments with proceeds of certain asset sales, reimbursements of investments, events of loss, incurrence of debt and equity issuances; and (d) prepayments of the Opco Revolver of unrestricted cash in excess of $7.5 million (which do not permanently reduce the revolving loan commitment).

        The Opco Credit Agreement is guaranteed by NP Opco Holdings LLC ("Opco Holdings") and all subsidiaries of Opco except unrestricted subsidiaries. The Opco Credit Agreement is secured by a pledge of Opco equity, together with all tangible and intangible assets of Opco Holdings, Opco and its subsidiaries (other than property of unrestricted subsidiaries and subject to limitations required by applicable gaming laws).

  Restructured Land Loan

        As of the Effective Date, an indirect wholly owned subsidiary of the Company, CV PropCo, LLC ("CV Propco"), as borrower, entered into the Restructured Land Loan in the principal amount of $105 million. The initial maturity date of the Restructured Land Loan will be June 16, 2016. Interest shall accrue on the principal balance at the rate per annum, at the option of the Company of LIBOR plus 3.50% or base rate plus 2.50% for the first five years; LIBOR plus 4.50% or base rate plus 3.50% for the sixth year if CV Propco elects to exercise the first optional extension of the maturity of the loans; and LIBOR plus 5.50% or base rate plus 4.50% in the seventh year if CV Propco elects to exercise the second optional extension of the maturity of the loans. All interest on the Restructured Land Loan will be paid in kind for the first five years. CV Propco has two options to extend the maturity date for an additional year to be available subject to absence of default, payment of up to 1.00% extension fee for each year, a step-up in interest rate to not more than LIBOR plus 4.50% or base rate plus 3.50% in the sixth year and not more than LIBOR plus 5.50% or base rate plus 4.50% in the seventh year. Interest accruing in the sixth and seventh years shall be paid in cash. There is no scheduled minimum amortization prior to final stated maturity, but the Restructured Land Loan is subject to mandatory prepayments with excess cash and, subject to certain exceptions, with casualty or condemnation proceeds. The Restructured Land Loan is guaranteed by NP Tropicana LLC (an indirect subsidiary of the Company), NP Landco Holdco LLC (a subsidiary of the Company and parent of CV Propco and NP Tropicana LLC) and all subsidiaries of CV Propco and secured by a pledge of CV Propco and NP Tropicana LLC equity and all tangible and intangible assets of NP Tropicana LLC, NP Landco Holdco LLC and CV Propco and its subsidiaries, principally consisting of land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding the Wild Wild West Gambling Hall and Hotel ("Wild Wild West"), and the leasehold interest in the land on which the Wild Wild West is located. The land carry costs of CV Propco are supported by the Company under a limited support agreement and recourse guaranty (the "Limited Support Agreement") that provides for a guarantee from the Company to the Land Loan Lenders

9. Long-term Debt and Liabilities Subject to Compromise (Continued)

of: (a) the net operating costs of CV Propco and NP Tropicana, including (i) timely payment of all capital expenditures, taxes, insurance premiums, other land carry costs and indebtedness (excluding debt service for the Restructured Land Loan) payable by CV Propco and (ii) rent, capital expenditures, taxes, management fees, franchise fees, maintenance, operations and ownership payable by NP Tropicana; and (b) certain recourse liabilities of CV Propco and NP Tropicana under the Restructured Land Loan, including, without limitation, payment and performance of the Restructured Land Loan in the event any of CV Propco, NP Landco Holdco or NP Tropicana files or acquiesces in the filing of a bankruptcy petition or similar legal proceeding. As part of the consideration for the Land Loan Lenders' agreement to enter into the Restructured Land Loan, CV Propco and NP Tropicana issued warrants to the Land Loan Lenders (or their designees) for up to 60% of the outstanding equity interests of each of CV Propco and NP Tropicana exercisable for a nominal exercise price commencing on the earlier of (i) the date that the Restructured Land Loan is repaid, (ii) the date CV Propco sells any land to a third party, and (iii) the fifth anniversary of the Restructured Land Loan.

  GVR Credit Agreement

        As of the Effective Date, Station GVR Acquisition, LLC, as borrower ("GVR Borrower"), entered into the GVR First Lien Credit Agreement which consists of a $10 million revolving credit facility (the "GVR Revolver") and a $215 million term loan (the "GVR First Lien Term Loan" and together with the GVR Revolver, the "GVR First Lien Loan") and the GVR Second Lien Credit Agreement consisting of a $90 million term loan (the "GVR Second Lien Loan" and together with the GVR First Lien Loan, the "GVR Loans"). The maturity date of the GVR First Lien Loan will be the fifth anniversary of the Effective Date and the maturity date of the GVR Second Lien Loan will be the sixth anniversary of the Effective Date. The GVR First Lien Term Loan has scheduled quarterly minimum amortization payments in the amount of one percent per annum. There will not be scheduled minimum amortization payments of the second lien term loan prior to final stated maturity. The GVR Loans are subject to customary mandatory prepayments, including sale of equity or issuance of debt and commencing with the fiscal year ended December 31, 2011, annual prepayments of 75% of excess cash flow if the total leverage ratio is equal to or greater than 4.50:1.00, 50% of excess cash flow if the total leverage ratio is less than 4.50:1.00, in each case, to maintenance of minimum liquidity of $3 million. Interest shall accrue on the GVR First Lien Loan at the rate per annum, at the option of the Company of LIBOR plus 4.75% with a 1.50% LIBOR floor or base rate plus 3.75% with a 2.50% base rate floor and interest shall accrue on the GVR Second Lien Loan at the rate per annum, at the option of the Company of LIBOR plus 8.50% with a 1.50% LIBOR floor or a base rate plus 7.50% with a 2.50% base rate floor. The GVR Credit Agreements contain certain financial and other covenants including a maximum total leverage ratio and a fixed charge coverage ratio. The GVR Credit Agreements also limits capital expenditures. The GVR Loans are guaranteed by all subsidiaries of GVR Borrower and its immediate parent company, GVR Holdco 1 LLC ("GVR Holdco") and is secured by first lien and second lien pledges of GVR Borrower equity, together with first and second priority liens on all tangible and intangible assets of GVR Holdco and its subsidiaries that may be pledged as collateral pursuant to applicable law. At June 30, 2011, the GVR Borrower is in compliance with all covenants related to the GVR Credit Agreement.

  Fair Value of Long-term Debt

        As a result of the adoption of fresh-start reporting, the Company adjusted the carrying value of its assets and liabilities to fair value as indicated by the reorganization value at the Effective Date. As a result, the $2.2 billion carrying value of the Company's long-term debt at June 30, 2011 approximates fair value.

9. Long-term Debt and Liabilities Subject to Compromise (Continued)

STN Predecessor

December 31, 2010
CMBS mortgage loan and related mezzanine financings, due November 12, 2009, interest at a margin above LIBOR (5.8% at December 31, 2010) (a)	$2,475,000
Land Loan, due February 7, 2011, interest at a margin above LIBOR or the Alternate Base Rate (8.5% at December 31, 2010)	242,032
Revolver, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (5.2% at December 31, 2010) (a)	631,107
Term Loan, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (4.9% at December 31, 2010) (a)	242,500
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2009 (a)	450,000
7 3/4% senior notes, interest payable semi-annually, principal due August 15, 2016, callable August 15, 2011 (a)	400,000
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2010 (a)	442,000
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2010 (a)	660,000
6 5/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2018, callable March 15, 2011 (a)	300,000
Other long-term debt, weighted-average interest of 5.7% at December 31, 2010, maturity dates ranging from 2010 to 2027 (a)	79,116

Total long-term debt	5,921,755
Current portion of long-term debt	(242,366)
Long-term debt subject to compromise (a)	(5,670,730)

Total long-term debt, net	$8,659

(a)
Certain long-term debt was subject to compromise as a result of the Chapter 11 Case and was classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheet as of December 31, 2010 as described below.

  CMBS Loans

        In connection with the Merger, on November 7, 2007, a number of wholly-owned unrestricted direct and indirect subsidiaries of Predecessor (collectively, the "CMBS Borrower") entered into a mortgage loan and related mezzanine financings in the aggregate principal amount of $2.475 billion (the "CMBS Loans"), for the purpose of financing the Merger consideration payable to Predecessor's stockholders upon consummation of the Merger and paying fees and expenses incurred in connection with the Merger. The CMBS Loans were secured by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property").

  Land Loan

        On February 7, 2008, CV Propco, LLC, a wholly-owned, indirect unrestricted subsidiary of STN Predecessor, as borrower, entered into a $250 million delay-draw term loan which was collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild

9. Long-term Debt and Liabilities Subject to Compromise (Continued)

Wild West in Las Vegas, Nevada (the "Land Loan"). The Land Loan contains no principal amortization and matured on February 7, 2011. At closing, $200 million was drawn with the remaining $50 million drawn in June 2008. The proceeds were used to fund a distribution to Predecessor, establish an interest reserve and pay transaction expenses. Borrowings under the Land Loan bore interest at LIBOR plus 5.5% per annum or at the Alternate Base Rate (as defined in the Land Loan) plus 3.5% per annum, which included an additional 2% default rate, at the borrower's election. The borrower was required to hedge the interest rate such that LIBOR would not exceed 6.5%. As a result, the borrower entered into two interest rate swap agreements with notional amounts of $200 million and $50 million in which the borrower paid a fixed LIBOR rate of 3.0% and 3.7%, respectively, and received one-month LIBOR. These interest rate swaps were early terminated in November 2009.

  Credit Facility

        In connection with the Merger, STN, as borrower, entered into a $900 million senior secured credit agreement (the "Credit Facility") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver was August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Facility). The Term Loan required quarterly principal payments of $625,000. The Revolver contained no principal amortization. Borrowings under the Credit Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Facility), as selected by STN. The margin above such rates, and the fee on the unfunded portions of the Revolver, varied quarterly based on STN's total debt to Adjusted EBITDA (as defined in the Credit Facility).

  Senior and Senior Subordinated Notes

        The indentures (the "Indentures") governing STN's $2.3 billion in aggregate principal amount of Senior and Senior Subordinated Notes contained certain customary financial and other covenants, which limited STN's ability to incur additional debt.

        Beginning on February 1, 2009, STN ceased making schedule interest payments on the Senior and Senior Subordinated Notes, resulting in an event of default under the indentures governing such indebtedness. As a result of the filing of the Chapter 11 Case, the Senior and Senior Subordinated Notes were accelerated and were due and payable, subject to the bankruptcy stay.

  Liabilities Subject to Compromise

        Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors without approval of the Court. In accordance with ASC Topic 852, these liabilities were classified as liabilities subject to compromise in the Predecessor's condensed consolidated balance sheets as of December 31, 2010, and were adjusted to the expected amount of the allowed claims. The expected amount of the allowed claims for certain liabilities subject to compromise differed from their prepetition carrying amounts mainly as a result of the write-off of approximately $185.7 million in debt discounts during the year ended December 31, 2009 and the reversal of approximately $88.6 million in nonperformance risk adjustments that had previously been included in the pre-petition fair values of the interest rate swap liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Adjustments to the claims may result from negotiations, payments authorized by the Court, interest accruals, or other events. As of December 31, 2010, certain pre-petition liabilities included in liabilities subject to compromise had been reduced or increased as a result of the payment of certain accounts payable and notes payable as allowed by the court, and as a result of non-cash adjustments of the expected

9. Long-term Debt and Liabilities Subject to Compromise (Continued)

amount of the allowed claims related to interest rate swap liabilities. In addition, during the year ended December 31, 2010, a $6.2 million settlement liability related to a pre-petition litigation matter was recorded. Liabilities subject to compromise were subject to the treatment set forth in the Joint Plan of Reorganization and are classified separately from long-term obligations and current liabilities on the accompanying condensed consolidated balance sheet as of December 31, 2010.

        At December 31, 2010, liabilities subject to compromise consisted of the following (in thousands):

Predecessor
Station Casinos, Inc.
December 31, 2010
CMBS mortgage loan and related mezzanine financings	$2,475,000
Revolver and term loan	873,607
6% senior notes	450,000
7 3/4% senior notes	400,000
6 1/2% senior subordinated notes	442,000
6 7/8% senior subordinated notes	660,000
6 5/8% senior subordinated notes	300,000
Other long-term debt	70,123
Interest rate swaps	144,003
Accrued interest	143,854
Payroll and related liabilities	30,258
Accounts payable and other liabilities	8,976

Total liabilities subject to compromise	$5,997,821

  Interest Expense

        In accordance with ASC Topic 852, interest expense was recognized only to the extent that it was expected to be paid during the bankruptcy proceeding or that it was probable that it would be an allowed claim. Prior to the Effective Date, Predecessor did not accrue interest for the senior notes, the senior subordinated notes or the mezzanine financings. As a result, post-petition interest expense was lower than pre-petition interest expense. The write-off of debt discounts and deferred debt issue costs related to liabilities subject to compromise also reduced post-petition interest expense as there were no longer any non-cash amortization charges related to those items.

9. Long-term Debt and Liabilities Subject to Compromise (Continued)

GVR Predecessor

        Long-term debt of GVR Predecessor consists of the following (amounts in thousands):

Predecessor
Green Valley Ranch Gaming, LLC
December 31, 2010
Senior secured first lien term loan, interest at a margin above the Base Rate or LIBOR (6.0% at December 31, 2010) (a)	$514,875
Senior secured second lien term loan, interest at a margin above the Base Rate or LIBOR (7.25% at December 31, 2010) (a)	250,000
Note payable to City of Henderson for local improvement taxes, payable semi-annually through August 1, 2018, interest at 6.65%	1,867

Total long-term debt	766,742
Current portion of long-term debt	(765,047)

Total long-term debt, net	$1,695

(a)
Interest rates include an additional 2.0% default rate.

        GVR Predecessor's long-term debt includes a first lien term loan due February 2014 (the "First Lien") and a second lien term loan due August 2014 (the "Second Lien"), collectively, the "GVR Credit Facility". The First Lien provided for quarterly principal payments of approximately $1.4 million, which began on June 30, 2007, and contained certain financial and other covenants, including the maintenance of Consolidated Coverage Ratios and Leverage Ratios, as defined. Borrowings under the First Lien and Second Lien bear interest at a margin above the Base Rate or LIBOR, as defined. The Credit Facility was secured by substantially all of the assets of GVR Predecessor.

        In February 2010, GVR Predecessor did not make a required payment on its interest rate swap and as a result, an event of default occurred under the First Lien and Second Lien components of the GVR Credit Facility. In addition, as a consequence of GVR Predecessor's failure to timely make the required payment on the swap, the counter-party terminated such swap effective March 16, 2010, which resulted in an additional event of default under the First Lien and Second Lien components of the GVR Credit Facility on such date. Moreover, during 2010 GVR Predecessor failed to make required principal and interest payments in the amount of $5.5 million and $43.0 million, respectively on the First Lien and Second Lien components of the GVR Credit Facility. As a result, additional events of default occurred under the First Lien and Second Lien components of the GVR Credit Facility. The foregoing events of default had not been cured as of December 31, 2010 and as a result of the foregoing, GVR Predecessor was in default under the GVR Credit Facility and, accordingly, classified the debt thereunder as current in its balance sheet at December 31, 2010.

10. Derivative Instruments

  Successor

        At June 30, 2011, the Company had no derivative instruments however under the terms of the Propco Credit Agreement, the Opco Credit Agreement, the GVR First Lien Credit Agreement, the GVR Second Lien Credit Agreement, and the Restructured Land Loan, the respective borrowers are required to hedge certain exposures to interest rate risk.

10. Derivative Instruments (Continued)

        Under the terms of the Propco Credit Agreement and the Opco Credit Agreement, the Company is required to hedge its exposure to interest rate risk by entering into interest rate hedge agreements within 60 days after the Effective Date providing interest rate protection for a duration of not less than three years covering an amount of term loans that is sufficient, when added to the exchange securities contemplated in the Propco Credit Agreement, to provide for a fixed rate of interest on at least fifty percent (50%) of the aggregate amount of term loans and exchange securities.

        Under the terms of the GVR First Lien Credit Agreement and the GVR Second Lien Credit Agreement, GVR Borrower is required to hedge its exposure to interest rate risk by entering into interest rate hedge agreements within 90 days after the Effective Date for either the GVR First Lien Term Loan or the GVR Second Lien Term Loan or any combination thereof providing interest rate protection for a duration of not less than two years, to provide for a fixed rate of interest on at least fifty percent (50%) of the aggregate amount of term loans outstanding under both the First Lien Credit Agreement and the GVR Second Lien Credit Agreement.

        At June 30, 2011 the Company had no derivative arrangements. Subsequent to June 30, 2011, the Company entered into the required interest rate hedge arrangements related to the Propco Credit Agreement, the Opco Credit Agreement, the GVR First Lien Credit Agreement and the GVR Second Lien Credit Agreement. These hedge arrangements are further described in Note 19.

  Predecessors

        The Predecessors used derivatives to add stability to interest expense and to manage exposure to interest rate movements or other identified risks. To accomplish this objective, Predecessors primarily used interest rate swaps and interest rate caps as part of their cash flow hedging strategies. Predecessors did not use derivative financial instruments for trading or speculative purposes.

        In January 2011, STN's floating-to-fixed interest rate swap with a notional amount of $250 million matured. This interest rate swap was not designated as a hedging instrument and as a result, gains or losses resulting from the change in fair value of this swap were recognized in earnings in the period of the change. Through January 24, 2011, STN paid a fixed rate of approximately 3.0% and received one-month LIBOR which approximated 0.2% on this interest rate swap.

        During 2009 and 2010, several derivative instruments were early terminated by STN and its 50% owned joint ventures including GVR Predecessor. In certain instances these early terminations resulted in balance sheet adjustments and in reclassifications of deferred losses, net of tax, from accumulated other comprehensive income (loss) into operations.

        As of December 31, 2009, GVR Predecessor had a floating-to-fixed interest rate swap with a notional amount of $420.0 million. As a consequence of GVR Predecessor's default on its senior debt, the counterparty terminated the swap effective March 16, 2010 in accordance with the terms of the documentation governing the swap. As a result, GVR Predecessor reclassified the remaining $6.1 million of deferred losses related to this swap from accumulated other comprehensive income into earnings during the first quarter of 2010. The termination settlement amount of approximately $51.7 million was accrued and is reflected as a current liability in GVR Predecessor's balance sheet at December 31, 2010. During December 2009, GVR Predecessor's floating-to-fixed interest rate swap with a notional amount of $109.5 million matured. Accumulated other comprehensive loss on GVR Predecessor's balance sheets includes deferred gains and losses related to its interest rate swaps that were previously designated as hedging instruments.

10. Derivative Instruments (Continued)

        Predecessors' activity in deferred gains (losses) on derivatives included in accumulated other comprehensive income (loss) is as follows (amounts in thousands, unaudited):

	Predecessors
	Period From April 1, 2011 Through June 16, 2011	Three Months Ended June 30, 2010	Period From January 1, 2011 Through June 16, 2011	Six Months Ended June 30, 2010
STN Predecessor:
Deferred losses on derivatives included in accumulated other comprehensive income (loss), beginning balance	$—	$—	$—	$(1,985)
Losses reclassified from other comprehensive income (loss) into operations as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur, net of tax	—	—	—	1,985

Deferred losses on derivatives included in accumulated other comprehensive income (loss), ending balance	$—	$—	$—	$—

GVR Predecessor:
Deferred gains on derivatives included in accumulated other comprehensive income (loss), beginning balance	$—	$—	$—	$6,108
Gains reclassified from other comprehensive income (loss) into operations as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	—	—	—	(6,108)

Deferred losses on derivatives included in accumulated other comprehensive income (loss), ending balance	$—	$—	$—	$—

10. Derivative Instruments (Continued)

        Presented below are the effects of derivative instruments on STN's condensed consolidated statements of operations (amounts in thousands, unaudited):

	Predecessors
	Period From April 1, 2011 Through June 16, 2011	Three Months Ended June 30, 2010	Period From January 1, 2011 Through June 16, 2011	Six Months Ended June 30, 2010
STN Predecessor:
Amounts included in change in fair value of derivative instruments:
Gains from interest rate swaps	$—	$—	$397	$—
Losses from interest rate cap	—	(1)	—	(42)

Net gains (losses) for derivatives not designated as hedging instruments	—	(1)	397	(42)

Total derivative gain (losses) included in change in fair value of derivative instruments	—	(1)	397	(42)

Amounts included in reorganization items:
Losses from interest rate swaps	—	(6,786)	—	(5,822)

Amounts included in interest and other expense from joint ventures:
(Losses) gains for derivatives not designated as hedging instruments	—	—	—	(22,221)
Losses reclassified from accumulated other comprehensive income (loss) into operations (effective portion)	—	—	—	(386)
Losses reclassified from accumulated other comprehensive income (loss) into operations as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	—	—	—	(2,667)

Total derivative (losses) gains included in interest and other expense from joint ventures	—	—	—	(25,274)

Total derivative gains (losses) included in condensed consolidated statements of operations	$—	$(6,787)	$397	$(31,138)

GVR Predecessor:
Amounts included in change in fair value of derivative instruments:
Losses from interest rate swaps not designated as hedging instruments	$—	$—	$—	$(50,550)

Total derivative gains (losses) included in statements of operations	$—	$—	$—	$(50,550)

10. Derivative Instruments (Continued)

        The difference between amounts received and paid under Predecessors' interest rate swap agreements, as well as any costs or fees, is recorded as an addition to, or reduction of, interest expense as incurred over the life of the interest rate swaps. In addition, subsequent to the termination of its swap, GVR Predecessor recognized interest expense at the rate of one-month LIBOR plus 1% (1.26% at December 31, 2010) on the unpaid termination settlement amount, and the unpaid accrued interest on the terminated swap bore interest in accordance with the terms of the documentation governing the swap. Interest payable on GVR Predecessor's terminated swap totaled $5.4 million at December 31, 2010 which is included in accrued interest payable in GVR Predecessor's balance sheet. The following table shows the net effect of interest rate swaps and interest rate caps on (a) Predecessors' interest expense and (b) STN's proportionate share of the net effect of interest rate swaps of its 50% owned joint ventures (amounts in thousands, unaudited):

	Predecessors
	Period From April 1, 2011 Through June 16, 2011	Three Months Ended June 30, 2010	Period From January 1, 2011 Through June 16, 2011	Six Months Ended June 30, 2010
STN Predecessor:
Increase in interest expense	$23	$1,703	$487	$3,425
Increase in interest and other expense from joint ventures	92	210	211	27,033

	$115	$1,913	$698	$30,458

GVR Predecessor:
Increase in interest expense	$147	$26,927	$325	$53,854

        The fair values of outstanding derivative instruments were recorded in Predecessors' balance sheets as follows at December 31, 2010 (amounts in thousands):

	Predecessors
Balance Sheet Classification	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Derivatives not designated as hedging instruments:
Interest rate swaps (a):
Liabilities subject to compromise	$144,003	$—
Accrued expenses and other current liabilities	9,334	51,686

Total liability derivatives	$153,337	$51,686

Interest rate cap:
Other assets, net	$42	$—

Total asset derivatives	$42	$—

(a)
Includes termination settlement amounts of interest rate swaps that were early terminated.

11. Fair Value Measurements

  Successor

        The following table presents information about the Company's financial assets measured at fair value on a recurring basis at June 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Assets
Available-for-sale securities	$336	$—	$—	$336

Total assets measured at fair value on a recurring basis	$336	$—	$—	$336

        The fair value of available-for-sale securities is based on quoted prices in active markets. At June 30, 2011, the Company had no liabilities measured at fair value on a recurring basis.

  Predecessors

        The following table presents information about Predecessor's financial assets and liabilities measured at fair value on a recurring basis at December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Assets
Available-for-sale securities	$271	$—	$—	$271

Total assets measured at fair value on a recurring basis	$271	$—	$—	$271

Liabilities
Liabilities not subject to compromise:
Interest rate swap	$—	$397	$—	$397
Liabilities subject to compromise:
Deferred compensation liabilities	1,194	—	—	1,194

Total liabilities measured at fair value on a recurring basis	$1,194	$397	$—	$1,591

        The fair values of Predecessor's available-for-sale securities and deferred compensation liabilities were based on quoted prices in active markets. The fair values of interest rate swaps and interest rate caps were based on quoted market prices from various banks for similar instruments. These quoted market prices were based on relevant factors such as the contractual terms of the interest rate swap agreements and interest rate curves and were adjusted for the non-performance risk of either Predecessor or the counterparties, as applicable. Certain interest rate swaps previously accounted for at fair value were terminated early, and as a result, were no longer accounted for at fair value on a recurring basis.

11. Fair Value Measurements (Continued)

        The fair values of Predecessors' available-for-sale securities and deferred compensation liabilities were based on quoted prices in active markets.

12. Stockholders' Equity

  Successor

        The Company has two classes of membership interests: (1) voting membership interests ("Voting Units") and (2) non-voting membership interests ("Non-Voting Units" and together with the Voting Units, collectively "Units"). On the Effective Date, 100 Voting Units were issued to Station Voteco LLC ("Station Voteco") representing 100% of the Company's outstanding Voting Units and 100 Non-Voting Units were issued to Station Holdco LLC ("Station Holdco") representing 100% of the Company's outstanding Non-Voting Units. Station Voteco is the only member of the Company entitled to vote on any matters to be voted on by the members of the Company. Station Holdco, as the holder of the Company's issued and outstanding non-voting units, will not be entitled to vote on any matters to be voted on by the members of the Company, but will be the only member of the Company entitled to receive distributions as determined by its Board of Managers out of funds legally available therefor and in the event of liquidation, dissolution or winding up of the Company, is entitled to all of the Company's assets remaining after payment of liabilities.

        Station Voteco is owned by (i) Frank J. Fertitta III, (ii) Lorenzo J. Fertitta, (iii) Robert A. Cashell Jr., who was designated as a member of Station Voteco by German American Capital Corporation, and (iv) Stephen J. Greathouse, who was designated as a member of Station Voteco by JPMorgan Chase Bank, N.A. Messrs. Cashell and Greathouse are also members of the Company's Board of Managers. Fertitta Station Voteco Member LLC, an entity owned by Frank J. Fertitta III and Lorenzo J. Fertitta collectively, owns 49.9% of the voting equity interests in Station Voteco, and each of Messrs. Cashell and Greathouse own 31.35% and 18.75% respectively, of the voting equity interests in Station Voteco and, as a result, each may be deemed to be a beneficial owner of the Company's Voting Units.

        The equity interests of Station Holdco are owned by (i) FI Station Investor, LLC, an affiliate of Frank J. Fertitta III and Lorenzo J. Fertitta, (ii) designees of German American Capital Corporation, one of the Mortgage Lenders and an indirect wholly owned subsidiary of Deutsche Bank AG, (iii) designees of JPMorgan Chase Bank, N.A., one of the Mortgage Lenders and (iv) indirectly by certain general unsecured creditors of STN. FI Station Investor owns approximately 45% of the units of Station Holdco, German American Capital Corporation owns approximately 25% of the units of Station Holdco, JPMorgan Chase Bank, N.A. owns approximately 15% of the units of Station Holdco and former unsecured creditors of STN indirectly own approximately 15% of the units of Station Holdco. In addition, the former mezzanine lenders of STN indirectly own warrants to purchase approximately 1.6% of the units of Station Holdco on a fully diluted basis, FI Investor owns warrants with rights to purchase approximately 1.07% of the units of Station Holdco on a fully diluted basis, the Mortgage Lenders own warrants to purchase approximately 0.53% of the units of Station Holdco on a fully diluted basis and it is expected that Station Holdco will issue former unsecured creditors of STN warrants to purchase a total of approximately 1.78% of the units of Station Holdco on a fully-diluted basis. The warrants held indirectly by the former mezzanine lenders and the former unsecured creditors of STN have an initial exercise price of $2.50 per unit that will increase by 15% on each of the third through seventh anniversaries of the Effective Date. The warrants held by FI Investor the Mortgage Lenders have an initial exercise price equal of $3.00 per unit that will increase by 15% on each of the third through seventh anniversaries of the Effective Date. The warrants may only be exercised following the earlier of (i) the six and one-half year anniversary of the Effective Date and (ii) the occurrence of a capital raising transaction by Station Holdco that involves a determination of the equity value of Station Holdco (other than the transactions contemplated by the Plan) which expire on the seventh anniversary of the Effective Date.

12. Stockholders' Equity (Continued)

  Other Comprehensive Income

        ASC Topic 220, Comprehensive Income requires companies to disclose other comprehensive income (loss) and the components of such income (loss). Comprehensive income (loss) is the total of net income (loss) and all other non-stockholder changes in equity, and includes unrealized gains (losses) on available-for-sale securities and the amortization of unrecognized pension and postretirement benefit plan liabilities. In addition, comprehensive income (loss) during the Predecessor periods includes recognition of deferred mark-to-market adjustments on interest rate swaps that were previously designated as hedging instruments, as well as STN's 50% share of deferred mark-to-market adjustments on interest rate swaps previously designated as hedging instruments at Green Valley Ranch and Aliante Station. Comprehensive loss was computed as follows (amounts in thousands, unaudited):

	Successor	Predecessor
		Period From April 1, 2011 Through June 16, 2011
				Three Months Ended June 30, 2010
	Period From June 17, 2011 Through June 30, 2011
		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Net (loss) income	$(1,747)	$3,355,340	$639,927	$(69,615)	$(6,894)
Reclassification of unrealized losses on interest rate swaps, net of tax, into operations	—	—	—	—	6,108
Unrealized (losses) gains on available-for-sale securities, net of tax	26	56	—	(74)	—
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	(9)	—	(9)	—

Comprehensive income (loss)	$(1,721)	$3,355,387	$639,927	$(69,698)	$(786)

	Successor	Predecessors
		Period From January 1, 2011 Through June 16, 2011
				Six Months Ended June 30, 2010
	Period From June 17, 2011 Through June 30, 2011
		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Net (loss) income	$(1,747)	$3,343,514	$625,233	$(123,148)	$(61,699)
Reclassification of unrealized losses on interest rate swaps, net of tax, into operations	—	—	—	1,985	6,108
Unrealized (losses) gains on available-for-sale securities, net of tax	17	25	—	(111)	—
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	(19)	—	(20)	—

Comprehensive income (loss)	$(1,730)	$3,343,520	$625,233	$(121,294)	$(55,591)

12. Stockholders' Equity (Continued)

        The components of accumulated other comprehensive income (loss) are as follows (amounts in thousands):

	Successor	Predecessors
		December 31, 2010
	June 30, 2011	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	(unaudited)
Unrealized gain (loss) on available-for-sale securities, net of tax	$26	$(165)	$—
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	208	—

Accumulated other comprehensive income	$26	$43	$—

13. Share-Based Compensation

  Predecessors

        Long-term incentive compensation was provided in the form of non-voting limited liability company membership interests in FCP and Fertitta Partners LLC, a Nevada limited liability company ("Fertitta Partners") pursuant to the Second Amended and Restated Operating Agreement of Fertitta Colony Partners and the Amended and Restated Operating Agreement of Fertitta Partners, respectively (collectively "the Operating Agreements"). The Operating Agreements allow certain officers and members of management of STN to participate in the long-term growth and financial success of STN through indirect ownership of Class B Units and direct ownership of Class C Units in FCP and Fertitta Partners. The purpose was to promote the STN's long-term growth and profitability by aligning the interests of STN's management with the interests of the owners of STN and by encouraging retention.

        Upon consummation of the Merger, FCP and Fertitta Partners issued Class B Units to an affiliate of Frank J. Fertitta III and Lorenzo J. Fertitta, and during the year ended December 31, 2008, certain members of management were awarded indirect ownership of Class B Units and direct ownership of Class C Units in each of FCP and Fertitta Partners. Pursuant to the accounting guidance for share-based payments, the unearned share-based compensation related to the Class B Units was being amortized to compensation expense over the requisite service period (immediate to five years). The share-based expense for these awards was based on the estimated fair market value of the Class B Units at the date of grant applied to the total number of Class B Units that were anticipated to fully vest and then amortized over the vesting period. Pursuant to the accounting guidance for share-based payments, the unearned share-based compensation related to the Class C Units was being amortized to compensation expense over the requisite service period (five years). The share-based expense for these awards was based on the estimated fair market value of the Class C Units at the date of grant, applied to the total number of Class C Units that were anticipated to fully vest and then amortized over the vesting period. The Class C Units include certain call and put provisions as defined in the Operating Agreements, such that under certain circumstances, within ninety days after termination of the Class C Unit holder's employment with STN, FCP and Fertitta Partners can call the Class C Units and the employee that holds the Class C Units can put the Class C Units back to FCP and Fertitta Partners. The conditions that could result in the employee putting the Class C Units back to FCP and Fertitta Partners were either contingent or within the control of the issuer, therefore it was accounted for as equity.

13. Share-Based Compensation (Continued)

        On the Effective Date, the grants of the Class B Units and Class C Units were cancelled, and as a result, Predecessor recognized share-based compensation expense of approximately $19.4 million representing the remaining amount of compensation cost measured at the grant date that had not yet been recognized. No replacement grants were awarded.

        The following table shows the classification of share-based compensation expense within the accompanying condensed consolidated financial statements (amounts in thousands, unaudited):

	Predecessor
	Station Casinos, Inc.
	Period From April 1, 2011 Through June 16, 2011	Three Months Ended June 30, 2010	Period From January 1, 2011 Through June 16, 2011	Six Months Ended June 30, 2010
Total share-based compensation	$22,298	$3,463	$25,673	$6,926
Less compensation costs capitalized	—	(59)	—	(118)

Share-based compensation recognized as expense	$22,298	$3,404	$25,673	$6,808

Casino	$1	$35	$3	$69
Selling, general and administrative	138	522	302	1,185
Corporate	2,685	2,083	5,857	4,025
Development and preopening	25	764	62	1,529
Reorganization items	19,449	—	19,449	—

Share-based compensation recognized as expense	22,298	3,404	25,673	6,808
Tax benefit	(7,804)	(1,192)	(8,986)	(2,383)

Share-based compensation expense, net of tax	$14,494	$2,212	$16,687	$4,425

14. Future Development

  Native American Development

        See Note 8 for information about the Company's Native American development activities.

  Land Held for Development

        As of June 30, 2011, we had $236.7 million of land held for development consisting primarily of eleven sites that are owned or leased, which includes 368 acres in the Las Vegas valley, 772 acres in northern California and 200 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 77 acres of land (96 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 71 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 58 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 58 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue, and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In March 2011, STN Predecessor was notified by the lessor that the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located had been terminated. In May 2011, the lease was reinstated and amended. The significant terms of the second amendment include a one-time termination option at the election of the tenant in 2019 and rent reductions for 2011 through 2019. The

14. Future Development (Continued)

second amendment also includes additional options under which the Company may purchase the land at any time during the years 2011 through 2019 and establishes fixed prices for such purchases. In addition, the Company retains purchase options that were included in the first amendment of the lease, under which the tenant could purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on Successor's condensed consolidated balance sheet at June 30, 2011 or STN Predecessors' condensed consolidated balance sheets at December 31, 2010.

        Our decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of acceptable financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that we will be able to proceed with any particular project.

15. Write-downs and other charges, net

        Write-downs and other charges, net includes various charges to record losses on asset disposals and other non-routine transactions, excluding the effects of the Restructuring Transactions, which are reflected in the reorganization items in the condensed consolidated statements of operations. The components of write-downs and other charges, net were as follows (amounts in thousands, unaudited):

		Predecessors
	Successor	Station Casinos, Inc.	Green Valley Ranch Gaming LLC	Station Casinos, Inc.	Green Valley Ranch Gaming LLC
	Period From June 17, 2011 Through June 30, 2011
		Period From April 1, 2011 Through June 16, 2011		Three Months Ended June 30, 2010
Loss on disposal of assets, net	$—	$3,287	$104	$50	$—
Lease termination	—	86	—	—	—
Severance expense	15	301	—	57	—

Write-downs and other charges, net	$15	$3,674	$104	$107	$—

		Predecessors
	Successor	Station Casinos, Inc.	Green Valley Ranch Gaming LLC	Station Casinos, Inc.	Green Valley Ranch Gaming LLC
	Period From June 17, 2011 Through June 30, 2011
		Period From January 1, 2011 Through June 16, 2011		Six Months Ended June 30, 2010
Loss on disposal of assets, net	$—	$3,349	$104	$193	$—
Lease termination	—	168	—	—	—
Gain on land disposition	—	—	—	(74)	—
Severance expense	15	436	—	597	—
Legal settlement	—	—	—	6,100	—

Write-downs and other charges, net	$15	$3,953	$104	$6,816	$—

16. Retirement Plans

  Predecessors

        Effective as of November 30, 1994, STN Predecessor adopted the Supplemental Executive Retirement Plan (the "SERP"), which was an unfunded defined benefit plan for the Chief Executive Officer and President as sole participants. Also effective as of November 30, 1994, STN Predecessor adopted the Supplemental Management Retirement Plan (the "SMRP"), which is an unfunded defined benefit plan. Certain key executives (other than the Chief Executive Officer and President) as selected by the Board of Directors were able to participate in the SMRP. During the years ended December 31, 2005, 2007 and 2008, respectively, various amendments were made to these plans were adopted.

        As a result of the Restructuring Transactions, the SERP and SMRP were cancelled and the related liabilities were not assumed by Successor. Periodic expense was recognized by STN Predecessor through June 16, 2011 and the related liabilities were reduced to zero in fresh-start reporting.

        Prior to the cancellation of the SERP and SMRP, the components of the net periodic pension benefit cost related to these plans consisted of the following (amounts in thousands, unaudited):

	Predecessor
	Station Casinos, Inc.
	Period From April 1, 2011 Through June 16, 2011	Three Months Ended June 30, 2010	Period From January 1, 2011 Through June 16, 2011	Six Months Ended June 30, 2010
Service cost	$401	$427	$877	$854
Interest cost	312	324	681	648
Amortization of prior service credit	(13)	(16)	(29)	(32)

Net periodic pension cost	$700	$735	$1,530	$1,470

17. Income Taxes

  Successor

        The Company is a limited liability company treated as a partnership for income tax purposes and as such, is a pass-through entity and is not liable for income tax in the jurisdictions in which it operates. As a result, no provision for income taxes has been made in Successor's condensed consolidated financial statements. Each Member of the Company includes its respective share of the Company's taxable income in its income tax return. Due to the Company's status as a pass-through entity, it has recorded no liability associated with uncertain tax positions.

  Predecessors

        STN's condensed consolidated statements of operations for the periods April 1 through June 16, 2011, and January 1 through June 16, 2011, reflect net income tax benefits of $102.7 million and $107.9 million, respectively, primarily representing the reversal of previously recorded deferred income tax assets and liabilities as a result of the Restructuring Transactions.

18. Commitments and Contingencies

  Successor

        The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs.

  Predecessors

  Luckevich, Scott and St. Cyr Litigation

        On February 4, 2008, Josh Luckevich, Cathy Scott and Julie St. Cyr filed a purported class action complaint against STN and certain of its subsidiaries in the United States District Court for the District of Nevada, Case No. CV-00141 (the "Federal Court Action"). The plaintiffs are all former employees of the Predecessor. The complaint alleged that STN and its subsidiaries (i) failed to pay its employees for all hours worked, (ii) failed to pay overtime, (iii) failed to timely pay wages and (iv) unlawfully converted certain earned wages. The complaint in the Federal Court Action sought, among other relief, class certification of the lawsuit, compensatory damages in excess of $5,000,000, punitive damages and an award of attorneys' fees and expenses to plaintiffs' counsel.

        On October 31, 2008, STN filed a motion for judgment on the pleadings. During a hearing on that motion, the United States District Court questioned whether it had jurisdiction to adjudicate the matter. After briefing regarding the jurisdiction question, on May 16, 2009, the United States District Court dismissed the Federal Court Action for lack of jurisdiction and entered a judgment in Predecessor's favor. Subsequently, on July 21, 2009, the plaintiffs filed a purported class action complaint against STN and certain of its subsidiaries in the District Court of Clark County, Nevada, Case No. A-09-595614-C (the "State Court Action"). The complaint in the State Court Action alleged substantially the same claims that were alleged in the complaint in the Federal Court Action.

        On August 19, 2009, the corporate defendants, other than STN, filed an answer responding to the complaint. Subsequently, on August 27, 2009, the corporate defendants, other than STN, filed a motion to stay the State Court Action pending the resolution of STN's chapter 11 case. That motion was granted on September 30, 2009.

        On or about April 30, 2010, Predecessor and the plaintiffs reached an agreement to settle all claims asserted or that could have been asserted in the State Court Action. Under the terms of the settlement:

          a.     Persons who were employed by STN or its subsidiaries at any time between February 4, 2005 and January 28, 2009 will have an aggregate allowed $5 million general unsecured claim in STN's bankruptcy.

          b.     STN would set aside approximately $1.3 million in an interest-bearing bank account. After the deduction of fees, costs and other expenses associated with the settlement, the remaining proceeds would be distributed equally to all persons who were employed by STN or its subsidiaries at any time between January 29, 2009 and the date of the preliminary approval of the settlement by the Bankruptcy Court.

        On June 17, 2010, the State Court Action was removed to the Bankruptcy Court by agreement of the parties.

        On July 16, 2010, the Bankruptcy Court granted preliminary approval of the settlement, and directed the parties to provide notice to the current and former employees covered by the State Court Action of their right to object to the settlement and/or be excluded therefrom. No objections to the settlement were filed.

18. Commitments and Contingencies (Continued)

        On October 26, 2010, the Bankruptcy Court granted final approval of the settlement. The proceeds referenced in paragraph (b) above were distributed in full on December 10, 2010.

        The expense related to this legal settlement was accrued during the year ended December 31, 2010 and the related liability was classified in liabilities subject to compromise in the accompanying condensed consolidated balance sheet of Predecessor.

        Pursuant to the Joint Plan of Reorganization, among other things, general unsecured creditors, including the employees referenced in paragraph (a) above, were to receive warrants referred to in the Plan as the NPH Warrants. On December 13, 2010, Predecessor filed a motion with the Bankruptcy Court asking that the Plan be modified so that it would not need to distribute an NPH Warrant worth approximately 13¢ to each of the employees referenced in paragraph (a) above (the "Plan Modification Motion"). On January 21, 2011, the Bankruptcy Court entered an order granting the relief sought in the Plan Modification Motion. Successor assumed no liability related to the case.

  Bankruptcy Proceedings

        Through the Effective Date, the Debtors conducted their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. See Note 1 for additional information about the bankruptcy proceedings.

19. Subsequent Events

        On July 28, 2011, Opco entered into a floating-to-fixed interest rate swap with a notional amount of $260.5 million (such notional amount reducing over the life of the arrangement), terminating July 1, 2015, which will effectively convert a portion of its floating-rate debt to a fixed rate. Under the terms of the swap, Opco will pay a fixed rate of approximately 1.34% and receive one-month LIBOR. Also on July 28, 2011, the GVR Borrower entered into a floating-to-fixed interest rate swap with a notional amount of $228.5 million (such notional amount reducing over the life of the arrangement), terminating July 1, 2015, which will effectively convert a portion of its floating-rate debt to a fixed rate. Under the terms of the interest rate swap, the GVR Borrower will pay a fixed rate of approximately 2.03% and receive one-month LIBOR, subject to a minimum of 1.50%. On July 29, 2011, the Company entered into a floating-to-fixed interest rate swap with a notional amount of $850 million (such notional amount reducing over the life of the arrangement), terminating July 1, 2015, which will effectively convert a portion of its floating-rate debt to a fixed rate. Under the terms of the interest rate swap, the Company will pay a fixed rate of approximately 1.29% and receive one-month LIBOR. The Company expects to designate these interest rate swaps as cash flow hedges in accordance with the accounting guidance in ASC Topic 815.

        We evaluated all activity of the Company and concluded that no other subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited)

Background

        Station Casinos LLC, (the "Company," "Station," "we," "our," "us," or "Successor"), a Nevada limited liability company, is a gaming and entertainment company that currently owns and operates nine major hotel/casino properties, including Green Valley Ranch, and eight smaller casino properties (three of which are 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. We were formed on August 9, 2010 to acquire substantially all of the assets of:

  •
  Station Casinos, Inc., ("STN") and its subsidiaries pursuant to (a) the "First Amended Joint Plan of Reorganization for Station Casinos, Inc. and its Affiliated Debtors (Dated July 28, 2010)," as amended (the "SCI Plan"), which was confirmed by order of the U.S. Bankruptcy Court for the District of Nevada, located in Reno, Nevada (the "Bankruptcy Court") entered on August 27, 2010, and (b) the "First Amended Prepackaged Joint Chapter 11 Plan of Reorganization for Subsidiary Debtors, Aliante Debtors and Green Valley Ranch Gaming, LLC (Dated May 20, 2011)" (the "Subsidiaries Plan"), which was confirmed with respect to the Subsidiary Debtors and Aliante Debtors by order of the Bankruptcy Court entered on May 25, 2011; and

  •
  Green Valley Ranch Gaming, LLC pursuant to the "First Amended Prepackaged Joint Chapter 11 Plan of Reorganization for Subsidiary Debtors, Aliante Debtors and Green Valley Ranch Gaming, LLC (Dated May 24, 2011)" (the "GVR Plan"), which was confirmed with respect to GVR by order of the Bankruptcy Court entered on June 8, 2011,

        As of the Effective Date, the Company adopted fresh-start reporting in accordance with Accounting Standards Codification ("ASC") Topic 852, Reorganizations ("ASC Topic 852"), which results in a new reporting entity for accounting purposes. Fresh-start reporting generally requires resetting the historical net book values of assets and liabilities to their estimated fair values by allocating the entity's enterprise value to its asset and liabilities as of the Effective Date. Certain fair values differed materially from the historical carrying values recorded on the Predecessors' balance sheets.

        As a result of the adoption of fresh-start reporting, Successor's condensed consolidated financial statements are prepared on a different basis of accounting than the condensed consolidated financial statements of the Predecessors prior to emergence from bankruptcy and therefore are not comparable in many respects with Predecessor's historical financial statements. The historical financial results of the Predecessors are not indicative of our current financial condition or our future results of operations. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.

Presentation

        References in this Quarterly Report on Form 10-Q to "Successor" refer to the Company on or after June 17, 2011 after giving effect to (i) the acquisition of substantially all of the assets of STN and Green Valley Ranch in accordance with the Plans, (ii) entry into new credit agreements with an aggregate principal amount outstanding at June 30, 2011 of approximately $2.4 billion, (iii) entry into the Restructured Land Loan, (iv) the application of fresh-start reporting and (v) the issuance of equity comprising 100 voting units and 100 non-voting units in accordance with the Plan. These transactions are collectively referred to herein as the "Restructuring Transactions." References to "Predecessors" refer to STN and Green Valley Ranch prior to June 17, 2011.

        In accordance with the accounting guidance for fresh-start reporting, the condensed consolidated financial statements for the Successor are required to be presented separately from those of the Predecessors in this Quarterly Report on Form 10-Q. Accordingly, periods on or after June 17, 2011 are referred to herein as the "Successor Period" and periods before June 17, 2011 are referred to as "Predecessor Periods". For purposes of analysis and comparison of current year and prior year operating results, certain operating results for the Successor Period and the Predecessor Periods are presented on a combined basis in this Management's Discussion and Analysis. Please see footnote (a) immediately following the tables below for important information about this combined presentation.

Overview

        We currently own and operate nine major hotel/casino properties under the Station and Fiesta brand names and eight smaller casino properties (three of which are 50% owned), in the Las Vegas metropolitan area. Station owns and operates Palace Station, Boulder Station, Sunset Station, Red Rock, Texas Station, Santa Fe Station, Fiesta Rancho, Fiesta Henderson, Green Valley Ranch, Wild Wild West, Wildfire Rancho, Wildfire Boulder, Gold Rush and Lake Mead Casino. We also own a 50% interest in Barley's, The Greens and Wildfire Lanes. Station also manages Gun Lake Casino in Allegan County, Michigan.

        Our operating results are greatly dependent on level of gaming revenue generated at our properties. A substantial portion of our operating income is generated from our gaming operations, more specifically slot play. We use our non-gaming revenue departments to drive customer traffic to our properties. The majority of our revenue is cash based through customers wagering with cash or paying for non-gaming amenities with cash or credit card. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

Results of Operations

        The following tables highlight the results of operations of Successor and Predecessors (dollars in thousands, unaudited):

Combined Three Months Ended June 30, 2011 Compared to Combined Three Months Ended June 30, 2010

	Successor	Predecessors			Predecessors
	Station	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Successor and Predecessors (a)	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Predecessors (b)
	Period From June 17, 2011 Through June 30, 2011	Period From April 1, 2011 Through June 16, 2011		Three Months Ended June 30, 2011	Three Months Ended June 30, 2011			Percent change
Net revenues—total	$43,549	$216,970	$38,282	$298,801	$233,575	$41,759	$275,334	8.5%
Major Las Vegas Operations (c)	41,194	203,401	38,282	282,877	214,699	41,759	256,458	10.3%
Management fees (d)	962	5,885	—	6,847	9,612	—	9,612	-28.8%
Other operations and corporate (e)	1,393	7,684	—	9,077	6,264	—	6,264	44.9%
Operating income (loss)—total	$5,136	$20,572	$5,172	$30,880	$15,483	$4,972	$20,455	51.0%
Major Las Vegas Operations (c)	4,765	37,402	5,172	47,339	38,239	4,972	43,211	9.6%
Management fees (d)	962	5,885	—	6,847	9,612	—	9,612	-28.8%
Other operations and corporate (e)	(591)	(22,715)	—	(23,306)	(32,368)	—	(32,368)	-28.0%
Cash flows (used in) provided by:
Operating activities	(17,927)	(2,431,609)	(313,645)	(2,763,181)	$26,817	7,210	$34,027
Investing activities	(6,052)	(8,228)	(599)	(14,879)	(20,856)	(481)	(21,337)
Financing activities	9,538	2,372,260	290,930	2,672,728	(781)	(1,129)	(1,910)

 Combined Six Months Ended June 30, 2011 Compared to Combined Six Months Ended June 30, 2010

	Successor	Predecessors			Predecessors
	Station	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Successor and Predecessors (a)	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Predecessors (b)
	Period From June 17, 2011 Through June 30, 2011	Period From January 1, 2011 Through June 16, 2011		Six Months Ended June 30, 2011	Six Months Ended June 30, 2010			Percent change
Net revenues—total	$43,549	$464,697	$84,052	$592,298	$482,946	$86,142	$569,088	4.1%
Major Las Vegas Operations (c)	41,194	437,698	84,052	562,944	442,267	86,142	528,409	6.5%
Management fees (d)	962	10,765	—	11,727	22,093	—	22,093	-46.9%
Other operations and corporate (e)	1,393	16,234	—	17,627	18,586	—	18,586	-5.2%
Operating income (loss)—total	$5,136	$48,599	$11,947	$65,682	$38,975	$10,546	$49,521	32.6%
Major Las Vegas Operations (c)	4,765	82,526	11,947	99,238	86,402	10,546	96,948	2.4%
Management fees (d)	962	10,765	—	11,727	22,093	—	22,093	-46.9%
Other operations and corporate (e)	(591)	(44,692)	—	(45,283)	(69,520)	—	(69,520)	-34.9%
Cash flows (used in) provided by:
Operating activities	$(17,927)	$(2,405,140)	$(312,505)	$(2,735,572)	$76,876	$20,569	$97,445
Investing activities	(6,052)	(18,641)	(1,418)	(26,111)	(38,773)	(1,144)	(39,917)
Financing activities	9,538	2,371,574	290,930	2,672,042	(1,482)	(2,708)	(4,190)

(a)
The results for the three and six months ended June 30, 2011, which we refer to as "Combined Successor and Predecessors", were derived by the mathematical addition of the results for the Successor Period of June 17, 2011 through June 30, 2011 and the Predecessor Periods of April 1, 2011 through June 16, 2011 and January 1, 2011 through June 16, 2011, respectively, resulting in combined results for the three and six months ended June 30, 2011. The presentation herein of combined financial information for Predecessor and Successor periods may yield results that are not fully comparable on a period-by-period basis, particularly related to depreciation, amortization, interest expense and tax provision accounts, primarily due to the impact of the Restructuring Transactions. The presentation of combined Predecessor and Successor periods does not comply with Generally Accepted Accounting Principles ("GAAP") or with the Securities and Exchange Commission's ("SEC") rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our operating results for the three and six months ended June 30, 2011 to our operating results for the prior year periods. Accordingly, for the three and six months ended June 30, 2011, discussion of "combined" results refers to the results of the Combined Successor and Predecessors.

(b)
The results for the three and six months ended June 30, 2010 were derived by the mathematical addition of the result for the Company's two predecessors, Station Casinos, Inc. ("STN") and Green Valley Ranch Gaming, LLC ("GVR Predecessor"), which are referred to as "Combined Predecessors". Accordingly, for the three and six months ended June 30, 2010, discussion of "combined" results refers to the results of the Combined Predecessors.

(c)
Includes the wholly-owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Red Rock, Fiesta Rancho, Fiesta Henderson, and Green Valley Ranch.

(d)
Amounts for the 2011 periods include management fees from Gun Lake, Barley's, The Greens and Wildfire Lanes. Amounts for the 2010 periods include management fees from Barley's, The Greens and Wildfire Lanes, as well as from Thunder Valley until the management agreement expired in June 2010.

(e)
Includes the wholly owned properties of Wild Wild West, Wildfire Casino—Rancho ("Wildfire Rancho"), Wildfire Casino—Boulder ("Wildfire Boulder"), Gold Rush Casino, Lake Mead Casino and corporate and development expense.

Results of Operations

        Combined net revenues for the three months ended June 30, 2011 increased by 8.5% to $298.8 million as compared to $275.3 million for the three months ended June 30, 2010. Combined net revenues for the six months ended June 30, 2011 increased by 4.1% to $592.3 million as compared to $569.1 million for the three months ended June 30, 2010. Combined net revenues from our Major Las Vegas Operations increased 10.3% to $282.9 million for the three months ended June 30, 2011 as compared to $256.5 million for the three months ended June 30, 2010. Combined net revenues from our Major Las Vegas Operations increased 6.5% to $562.9 million for the six months ended June 30, 2011 as compared to $528.4 million for the six months ended June 30, 2010.

        Combined consolidated operating income improved by $10.4 million or 51.0% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Combined consolidated operating income improved by $16.2 million or 32.6% for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Operating results are discussed in more detail below.

        The following tables highlight our revenues and operating expenses as compared to the prior periods (dollars in thousands, unaudited):

Combined Three Months Ended June 30, 2011 Compared to Combined Three Months Ended June 30, 2010

	Successor	Predecessors			Predecessors
	Station	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Successor and Predecessors (a)	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Predecessors (b)
	Period From June 17, 2011 Through June 30, 2011	Period From April 1, 2011 Through June 16, 2011		Three Months Ended June 30, 2011	Three Months Ended June 30, 2010			Percent change
Casino revenues	29,248	156,350	26,598	212,196	167,100	28,983	196,083	8.2%
Casino expenses	12,009	61,277	10,416	83,702	69,001	12,377	81,378	2.9%
Margin	58.9%	60.8%	60.8%	60.6%	58.7%	57.3%	58.5%
Food and beverage revenues	9,167	40,299	8,922	58,388	41,119	10,071	51,190	14.1%
Food and beverage expenses	6,560	28,490	5,694	40,744	26,870	6,068	32,938	23.7%
Margin	28.4%	29.3%	36.2%	30.2%	34.7%	39.7%	35.7%
Room revenues	4,177	17,078	4,597	25,852	18,666	5,283	23,949	7.9%
Room expenses	1,676	7,066	1,438	10,180	7,981	1,620	9,601	6.0%
Margin	59.9%	58.6%	68.7%	60.6%	57.2%	69.3%	59.9%
Other revenues	3,694	13,687	2,058	19,439	14,734	1,983	16,717	16.3%
Other expenses	1,529	5,487	1,038	8,054	4,599	926	5,525	45.8%
Selling, general and administrative expenses	11,004	53,195	8,687	72,886	57,054	8,853	65,907	10.6%
Percent of net revenues	25.3%	24.5%	22.7%	24.4%	24.4%	21.2%	23.9%
Corporate and management fee expense	1,494	8,511	—	10,005	10,396	—	10,396	-3.8%
Percent of net revenues	3.4%	3.9%	—	3.3%	4.5%	—	3.8%

 Combined Six Months Ended June 30, 2011 Compared to Combined Six Months Ended June 30, 2010

	Successor	Predecessors			Predecessors
	Station	STN	Predecessor GVR	Combined Successor and Predecessors (a)	STN	Predecessor GVR	Combined Predecessors (b)
	Period From June 17, 2011 Through June 30, 2011	Period From January 1, 2011 Through June 16, 2011		Six Months Ended June 30, 2011	Six Months Ended June 30, 2010			Percent change
Casino revenues	29,248	339,703	59,100	428,051	347,375	59,929	407,304	5.1%
Casino expenses	12,009	136,037	23,574	171,620	141,513	25,846	167,359	2.5%
Margin	58.9%	60.0%	60.1%	59.9%	59.3%	56.9%	58.9%
Food and beverage revenues	9,167	85,436	19,484	114,087	81,038	20,285	101,323	12.6%
Food and beverage expenses	6,560	60,717	12,407	79,684	52,268	11,799	64,067	24.4%
Margin	28.4%	28.9%	36.3%	30.2%	35.5%	41.8%	36.8%
Room revenues	4,177	36,326	9,753	50,256	37,583	10,573	48,156	4.4%
Room expenses	1,676	15,537	3,064	20,277	16,287	3,441	19,728	2.8%
Margin	59.9%	57.2%	68.6%	59.7%	56.7%	67.5%	59.0%
Other revenues	3,694	28,072	4,205	35,971	30,239	4,179	34,418	4.5%
Other expenses	1,529	10,822	2,125	14,476	9,147	1,894	11,041	31.1%
Selling, general and administrative expenses	11,004	110,300	18,207	139,511	110,602	18,377	128,979	8.2%
Percent of net revenues	25.3%	23.7%	21.7%	23.6%	22.9%	21.3%	22.7%
Corporate expense	1,494	15,818	—	17,312	19,314	—	19,314	-10.4%
Percent of net revenues	3.4%	3.4%	0.0%	2.9%	4.0%	0.0%	3.4%

        Casino.    Combined casino revenues increased 8.2% to $212.2 million for the three months ended June 30, 2011 as compared to $196.1 million for the combined three months ended June 30, 2010. The $16.1 million increase in casino revenues is due primarily to a 7.4% increase in slot revenue and a 17.7% increase in table game revenue. The increase in slot revenue was driven primarily by the success of our current marketing programs. The improvement in combined casino revenue is attributable to a $31.3 million increase related to increased customer visits to our properties, partially offset by a $15.2 million decrease related to lower customer spend per visit. Casino expenses increased by $2.3 million or 2.9% for the three months ended June 30, 2011 compared to the same period in the prior year. The net impact of the factors described above resulted in a 2% improvement in our casino operating margin for the three months ended June 30, 2011 as compared to the same period in the prior year.

        Combined casino revenues increased 5.1% to $428.1 million for the six months ended June 30, 2011 as compared to $407.3 million for the combined six months ended June 30, 2010. The $20.7 million increase in casino revenues is due primarily to a 6% increase in slot revenue and a 3.9% increase in table game revenue. The increase in slot revenue was driven primarily by an increase in our promotional activities. The improvement in combined casino revenue is attributable to a $53.9 million increase related to increased customer visits to our properties, partially offset by a $33.2 million decrease related to lower customer spend per visit. Casino expenses increased by $4.3 million or 2.5% for the six months ended June 30, 2011 compared to the same period in the prior year. The net impact of the factors described above resulted in a 1% improvement in our casino operating margin for the six months ended June 30, 2011 as compared to the same period in the prior year.

        Food and Beverage.    Combined food and beverage revenues increased 14%, and 13%, respectively, for the three and six months ended June 30, 2011 compared to the prior year periods. The combined number of restaurant guests served increased approximately 46% and 45%, respectively, and the average guest check decreased 19% and 18%, respectively for the three and six months ended June 30, 2011 as compared to the prior year periods, primarily due to a decrease in prices at certain of our restaurants during the first quarter of 2011. Combined food and beverage expenses increased approximately 24% for the three and six months ended June 30, 2011 as compared to the same periods in the prior year, primarily due to the increase in the number of guests served. The food and beverage operating margin decreased to

30% for the three and six months ended June 30, 2011 as compared to 36% and 37%, respectively, for the prior year periods.

        Room.    The following table shows key information about our hotel operations:

	Combined Successor and Predecessors	Combined Predecessors		Combined Successor and Predecessors	Combined Predecessors
	Three Months Ended June 30,			Six Months Ended June 30,
			Percent change			Percent change
	2011	2010		2011	2010
Room revenues	$25,852	$23,949	7.9%	50,256	48,156	4.4%
Room expenses	10,180	9,601	6.0%	20,277	19,728	2.8%
Margin	60.6%	59.9%		59.7%	59.0%
Occupancy	88%	81%	8.6%	86%	80%	7.5%
Average daily rate	$71	$71	0.0%	$71	$73	-2.7%
Revenue per available room	$62	$58	6.9%	$61	$58	5.2%

        Total combined room revenues increased 7.9% and 4.4%, respectively, for the three and six months ended June 30, 2011 compared to the same periods in the prior year, primarily as a result of improvements in overall occupancy levels. Combined occupancy improved by 8.6% and 7.5%, respectively, for the three and six months ended June 30, 2011 compared to the prior year periods. The combined average daily room rate for the three months ended June 30, 2011 was unchanged compared to the same period in the prior year. The combined average daily room rate for the six months ended June 30, 2011 decreased 2.7% as compared to the same period in the prior year due to decreases across many of our properties. The $1.9 million year over year increase in combined room revenues for the three months ended June 30, 2011 is attributable to the increase in occupancy. The $2.1 million year over year increase in combined room revenues for the six months ended June 30, 2011 is composed of a $3.5 million increase attributable to higher occupancy, partially offset by a $1.4 million decrease attributable to the lower average daily room rate. Combined room expenses increased 6.0% and 2.8%, respectively, for the three and six months ended June 30, 2011 compared to the same periods in the prior year due primarily to the increased occupancy.

        Other.    Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and spas. Combined other revenues were $19.4 million for the three months ended June 30, 2011 compared to $16.7 million for the three months ended June 31, 2010, and $36 million for the six months ended June 30, 2011 compared to $34.4 million for the comparable period in the prior year.

        Management Fee Revenue.    Prior to the Effective Date, STN was the managing partner for Green Valley Ranch, Aliante Station, Barley's, The Greens and Wildfire Lanes and received management fees equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Green Valley Ranch and Aliante Station and 10% of EBITDA from Barley's, The Greens and Wildfire Lanes. As a result of the Restructuring Transactions, Green Valley Ranch became a wholly owned subsidiary of Station and subsequent to the Effective Date, management fee revenue from Green Valley Ranch will no longer be recognized by Station. Successor did not acquire STN's ownership interest in Aliante Station. During the three and six months ended June 30, 2010, no management fee revenue was recognized from Green Valley Ranch and Aliante Station as a result of debt-related cash restrictions at those properties. Station continues to manage Barley's, The Greens and Wildfire Lanes however management fees from these properties are not expected to be a significant source of revenue to the Company.

        Management fees also include fees earned by our 50% owned consolidated investee, MPM for the management of Gun Lake Casino ("Gun Lake"), which opened February 10, 2011. MPM is a variable interest entity and required to be consolidated. MPM receives a management fees equal to 30% of Gun Lake's net income (as defined in the management agreement). During the first two quarters of 2010, STN also managed Thunder Valley on behalf of the United Auburn Indian Community (the "UAIC") and

received a management fee equal to 24% of net income (as defined in the management agreement). For the combined three and six months ended June 30, 2011, management fees decreased by $2.8 million and $10.4 million, respectively, as compared to the prior year periods, primarily due to the expiration of the Thunder Valley management agreement in June 2010, partially offset by management fees received from Gun Lake for the period February 10, 2011 through June 30, 2011.

        Selling, General and Administrative ("SG&A").    Combined SG&A expenses increased by $7.0 million and $10.5 million for the three and six months ended June 30, 2011 as compared to the prior year periods. The increases are primarily the result of increased costs related to our current advertising and rebranding efforts in anticipation of the Company's emergence from bankruptcy.

        Corporate Expense.    For the three months ended June 30, 2011, combined corporate expense decreased approximately 4% to $10 million as compared to $10.4 million for the same period in the prior year. For the six months ended June 30, 2011, combined corporate expense decreased approximately 10% to $17.3 million as compared to $19.3 million for the same period in the prior year. The $2 million year over year decrease during the six month period is due primarily to a decrease in legal, consulting and other outside services as well as various other corporate expenses. Combined corporate expense as a percentage of net revenues were 3.3% and 2.9% for the three and six months ended June 30, 2011 compared to 3.8% and 3.4% for the prior year periods.

        Development and preopening expense.    Development and preopening expense includes costs to identify potential gaming opportunities and other development opportunities, and expenses incurred prior to the opening of projects under development, including payroll, travel and legal expenses. Combined development and preopening expense for the three and six months ended June 30, 2011 was $0.8 million and $1.9 million compared to $1.8 million and $3.7 million, respectively for the prior year periods. The decrease in development and preopening expense is primarily the result of decreased activity related to projects under development.

        Depreciation and Amortization.    As a result of fresh-start reporting adopted on the Effective Date, depreciation and amortization expense for the Successor Period and the Predecessor Periods are not comparable. For the Successor Period from June 17 through June 30, 2011, depreciation and amortization expense was $4 million. For the Predecessor Periods from April 1 through June 16, 2011, and January 1 through June 16, 2011, respectively, combined depreciation and amortization expense was $32.4 million and $70.7 million. For the three and six months ended June 30, 2010, the Predecessors' combined depreciation and amortization expense was $45.7 million and $95.4 million, respectively. The resetting of the carrying values of our assets and liabilities in fresh-start reporting resulted in decreases of approximately $228 million and $70 million, respectively, in property, plant and equipment and other intangible assets. As a result, future depreciation and amortization expense is expected to be less than our depreciation and amortization expense prior to the Restructuring Transactions.

        Write-downs and Other Charges, net.    Write-downs and other charges, net include charges to recognize losses on asset disposals and other non-routine transactions. During the three and six months ended June 30, 2011, combined write-downs and other charges, net were $3.8 million and $4.1 million, respectively, compared to $0.1 million and $6.8 million for the prior year periods. Write-downs and other charges during the 2011 periods primarily represent losses on disposals of assets, while write-downs and other charges during the 2010 periods primarily represent a legal settlement accrual.

        Earnings from Joint Ventures.    As of the Effective Date, we hold 50% investments in Barley's, The Greens, Wildfire Lanes and Losee Elkhorn Properties, LLC. Our equity earnings from these investments was less than $0.1 million for the Successor Period, and we do not expect future earnings or losses from these investments to be a significant component of Station's operating results. During the Predecessor Periods our investments in joint ventures also included our 50% ownership interest in Green Valley Ranch, Aliante Station, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. STN also owned a 50% investment in the Rancho Road and Richfield Homes development projects until late 2010. We acquired 100% ownership of Green Valley Ranch as a result of the Restructuring Transactions, and we did not acquire STN's equity interest in Aliante Station. STN disposed of its investments in Rancho Road, Richfield Homes and the Palms Casino Resort prior to the Effective Date. Predecessor's losses from joint ventures for the periods from April 1 through June 16, 2011, and January 1 through June 16, 2011, respectively, were approximately $1 million. Predecessor's earnings from joint ventures for the three and six months ended June 30, 2010 were $0.5 million and $2.2 million, respectively.

        Interest Expense.    As a result of the Restructuring Transactions, interest expense, net, for the Station is not comparable to interest expense, net, of the Predecessors. Station's indebtedness totals approximately $2.2 billion at June 30, 2011, compared to Combined Predecessors' indebtedness of approximately $6.7 billion prior to the Restructuring Transactions. Station's interest expense, net of capitalized interest, was $6.6 million for the Successor Period, which includes $2.3 million in amortization of debt issue costs. Combined Predecessors' interest expense, net of capitalized interest, for the periods from April 1 through June 16, 2011 and January 1 through June 16, 2011 was $26.8 million and $63.9 million, respectively. Combined Predecessors' interest expense, net of capitalized interest, for the three and six months ended June 30, 2010 was $37 million and $74.3 million, respectively. Capitalized interest was not a significant component of Station's interest expense, net, during the Successor Period. STN's capitalized interest for the period April 1 through June 16, 2011 and January 1 through June 16, 2011 was $1.2 million and $2.9 million, respectively. In accordance with ASC Topic 852, Reorganizations, following the filing of their respective Chapter 11 cases, STN and GVR Predecessor accrued interest only to the extent that it was expected to be paid or to be an allowed claim in the bankruptcy proceedings. Had the Predecessors recognized interest expense at the contractual terms, interest expense for the periods from April 1 through June 16, 2011 and January 1 through June 16, 2011, and for the three and six months ended June 30, 2010, would have been $68.8 million, $149.1 million, $80.4 million and $155.3 million higher, respectively, than what was recorded.

        Interest and Other Expense from Joint Ventures.    Predecessors recorded interest and other expense related to its unconsolidated joint ventures for the periods from April 1 through June 16, 2011 and January 1 through June 16, 2011, and for the three and six months ended June 30, 2010, of $5 million, $15.5 million, $10.3 million and $44.6 million, respectively. Interest and other expense from joint ventures is not expected to be a significant component of Station's results of operations in the future.

        Change in Fair Value of Derivative Instruments.    During January 2011, STN recorded a gain of $0.4 million related to the maturity of an interest rate swap. During the first quarter of 2010, GVR Predecessor recognized a $50.6 million expense related to an interest rate swap that was terminated by the counterparty as a result of GVR Predecessor's default on its senior debt.

        Income Tax Benefit (Provision).    Station is organized as a limited liability company and is not subject to federal income tax. STN derecognized its deferred tax assets and liabilities as a result of the Restructuring Transactions, and, as a result, recognized an income tax benefit of $102.7 million and $107.9 million, respectively for the periods from April 1 through June 16, 2011 and January 1 through June 16, 2011. For the three and six months ended June 30, 2010, STN's income tax expense was $12.2 million and $9.8 million, respectively.

  Liquidity and Capital Resources

        The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, the impact of our substantial indebtedness that remains outstanding following the consummation of the Restructuring Transactions; the effects of local and national economic, credit and capital market conditions on consumer spending and the economy in general, and on the gaming and hotel industries in particular; the effects of competition, including locations of competitors and operating and market competition; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation; acts of war or terrorist incidents or natural disasters; and other risks described in our filings with the Securities and Exchange Commission. In addition, construction projects entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, floods and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

        On the Effective Date, we borrowed approximately $2.5 billion under new or amended credit agreements in connection with the Restructuring Transactions. The details of these credit agreements are described under "Description of Certain Indebtedness and Capital Stock" below.

        At June 30, 2011, we had $98.7 million in cash and cash equivalents, of which $76.8 million is in our casino cages to be used for the day-to-day operations of our properties, and the remaining $21.9 million is to be used for general corporate purposes.

        During the six months ended June 30, 2011, the Combined Successor and Predecessors used cash flows in operating activities of $2.7 billion, compared to $97.4 million cash flows from operating activities of the Combined Predecessors for the six months ended June 30, 2010. The increase in cash used in operating activities primarily related to the Restructuring Transactions.

        The Company's restricted cash at June 30, 2011 was $33.9 million, compared to restricted cash of the Combined Predecessors at December 31, 2010 of $279.9 million. The $246.0 million decrease was primarily the result of the use of the restricted cash in consummating the Restructuring Transactions.

        Cash paid for interest by the Combined Successor and Predecessors during the six months ended June 30, 2011 was $45.8 million, compared to $40.4 million of cash paid for interest by the Combined Predecessors during the prior year period.

        At June 30, 2011, we had borrowing availability of $22.5 million under the Propco Credit Agreement, $17.7 million under the Opco Credit Agreement, and $5 million under the GVR Credit Agreement.

        During the six months ended June 30, 2011, total capital expenditures for the Combined Successor and Predecessors were $22.8 million for maintenance capital and other projects, as compared to Combined Predecessors capital expenditures of $20.3 million for the six months ended June 30, 2010. We classify items as maintenance capital to differentiate replacement type capital expenditures such as new slot machines from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. We expect capital expenditures for the remainder of 2011 to be approximately $30 million to $40 million.

        In addition to capital expenditures, during the six months ended June 30, 2011, the Combined Successor and Predecessors paid $2.2 million in reimbursable advances for Native American development projects compared to $12.5 million paid by STN in the prior year period. The decrease in Native American development costs is primarily related to the completion of the Gun Lake project in February 2011. During the six months ended June 30, 2010, STN used cash of $2.1 million for equity contributions to joint ventures. During the same period in 2011, no such equity contributions were made. During the period from January 1 through June 16, 2011, Predecessors paid $1.5 million in principal payments on their debt, including $0.6 million in quarterly payments on STN's Term Loan and $0.9 for other debt.

        Our primary cash requirements for the remainder of 2011 are expected to include (i) principal and interest payments on indebtedness, (ii) approximately $30 million to $40 million for maintenance and other capital expenditures, and (iii) payments related to our existing and potential Native American projects. We believe that cash flows from operations, available borrowings under our credit agreements and existing cash balances will be adequate to satisfy our anticipated uses of capital for the foreseeable future, and we are continually evaluating our liquidity position and our financing needs. We cannot provide assurance, however, that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.

  Off-Balance Sheet Arrangements and Contractual Obligations

        As of June 30, 2011, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, including operating leases, employment contracts, long-term stay-on performance agreements and slot conversion purchases.

        The following table summarizes our contractual obligations and commitments (amounts in thousands):

	Contractual obligations
	Long-term debt (a)	Operating leases	Other long-term obligations (c)	Total contractual cash obligations
Payments due in the next twelve months as of June 30,
2011	$113,237	$8,256	$14,124	$135,617
2012	118,918	8,249	—	127,167
2013	113,229	8,213	—	121,442
2014	113,328	8,251	—	121,579
2015	113,413	8,289	—	121,702
Thereafter	2,163,616	415,437	—	2,579,053

Total	$2,735,741	$456,695	$14,124	$3,206,560

(a)
Includes principal and contractual interest on long term debt. See Notes 9 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information related to long-term debt.

(c)
Other long-term obligations include employment contracts, long-term stay-on agreements and slot conversion purchase obligations.

Native American Development

        Following is a summary of our Native American Development Projects, which are more fully described Note 8 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

  The Federated Indians of Graton Rancheria

        We have entered into development and management agreements with the Federated Indians of Graton Rancheria (the "FIGR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the FIGR in developing, financing and operating a gaming and entertainment project to be located near the City of Rohnert Park in Sonoma County, California.

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

        During 2010, the Bureau of Indian Affairs of the U.S. Department of the Interior (the "BIA") accepted approximately 252 acres of land owned by Station into trust on behalf of the FIGR for the development of the project by Station and the FIGR.

        The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. Station plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained. We currently estimate that construction of the facility will begin after the financing for the project has been obtained, which we anticipate to be during the middle of 2012, and we estimate that the facility would be completed and opened for business approximately 18 to 24 months after construction begins. There can be no assurance, however, that the project will be completed and opened within this time frame or at all.

        We have evaluated the likelihood that the FIGR project will be successfully completed and opened, and have concluded that at June 30, 2011, the likelihood of successful completion is in the range of 80% to 90%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including the status of required regulatory approvals, and the progress being made toward the achievement of all milestones and the likelihood of successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that such changes will not be material. In addition, there can be no assurance that we will recover all of our investment in the project even if it is successfully completed and opened for business.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into development and management agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California, pursuant to which we will assist the Mono in developing, financing and operating a gaming and entertainment facility to be located in Madera County, California. The management agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income.

        In 2008, the Mono and the State of California entered into a tribal-state Class III gaming compact. The compact is subject to approval by the California Legislature and, if approved, will regulate gaming at the Mono's proposed gaming and entertainment project to be developed on the site. No assurances can be provided as to whether the California Legislature will approve the compact.

        As currently contemplated, the facility is expected to include approximately 2,000 slot machines and approximately 60 table games, a hotel and several restaurants. Development of the project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the management agreement by the NIGC.

        The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurance as to when, or if, these approvals will be obtained. We currently estimate that construction of the facility may begin in the second half of 2013 and we estimate that the facility would be completed and opened for business approximately 18 months after construction begins. There can be no assurance, however, that the project will be completed and opened within this time frame or at all. We expect to obtain third-party financing for the project once all necessary regulatory approvals have been received and construction has commenced, however there can be no assurance that we will be able to obtain such financing for the project on acceptable terms or at all.

        We have evaluated the likelihood that the Mono project will be successfully completed and opened, and have concluded that at June 30, 2011, the likelihood of successful completion is in the range of 50% to 60%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that we will recover all of our investment in the project even if it is successfully completed and opened for business.

  Mechoopda Indian Tribe

        We have entered into development and management agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we agreed to assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California.

        Under the terms of the development agreement, Predecessor agreed to arrange the financing for the ongoing development costs and construction of the facility. Through June 30, 2011, advances to the MITCR toward development of the project totaled approximately $11.9 million, primarily to complete the environmental assessment and secure real estate for the project. The advances to the MITCR bear interest at prime plus 2%, and are to be repaid from the proceeds of third-party project financing or from the MITCR's gaming revenues. In addition, STN agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. Through June 30, 2011, $50,000 of these payments had been made by STN and were expensed as incurred. Given the ongoing recession and thus the revised expected potential of the project, the long-term asset associated with this project was written off by STN in 2009. Prior to the Effective Date, STN discontinued funding for the development of the facility and we anticipate terminating the agreements.

Land Acquisition

        We have acquired certain parcels of land as part of future development activities. Our decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of acceptable financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that we will be able to proceed with any particular project.

        As of June 30, 2011, we had $236.7 million of land held for development consisting primarily of eleven sites that are owned or leased, which includes 368 acres in the Las Vegas valley, 772 acres in northern California and 200 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 77 acres of land (96 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 71 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 58 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 58 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue, and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center. The long-term lease for the land on which the Wild Wild West is located includes certain options for us to purchase the property.

Regulation and Taxes

        We are subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future, including the NIGC and the Gun Lake Tribal Gaming Commission.

        The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state legislators and other officials have proposed changes in taxes, or in the administration of tax laws, affecting the gaming industry. The Nevada Legislature meets every two years for 120 days and when special sessions are called by the Governor. The 2011 legislative session ended June 6, 2011 and there were no increases in gaming taxes during that session. We have no assurances that an increase in gaming taxes or other taxes impacting gaming licenses or other businesses in general will not be enacted during future legislative sessions.

        In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food purchased for use in complimentary meals provided to employees and patrons are not subject to Nevada use tax. In April 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision, and in July 2008, the Nevada Supreme Court denied the Department of Taxation's motion for rehearing. We have filed refunds for the periods from April 2000 through February 2008. The amount subject to these refunds is approximately $15.5 million plus interest. Any amount refunded to us would be reduced by a contingent fee owed to a third party advisory firm. The Department of Taxation has subsequently taken the position that these purchases are subject to Nevada sales tax. Accordingly, we have not recorded a receivable related to a refund for the previously paid use tax on these purchases in the accompanying condensed consolidated balance sheets as of June 30, 2011, and December 31, 2010, respectively. However, we began claiming this exemption on sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision. In March 2010, the Department of Taxation issued a $12.7 million sales tax assessment, plus interest of $8.2 million, related to these food costs. We have not accrued a liability related to this assessment because we do not believe the Department of Taxation's position has any merit, and therefore we do not believe it is probable that we will owe this tax. The sales tax assessment and the refund cases have been appealed to the Administrative Law Judge of the Nevada Department of Taxation. In January 2011 a hearing was held before the Department of Taxation's administrative law judge and we are currently awaiting a decision.

Description of Certain Indebtedness and Capital Stock

        Effective June 17, 2011, the Company and its subsidiaries entered into:

  •
  A new credit agreement (the "Propco Credit Agreement") with Deutsche Bank AG Cayman Islands Branch, as administrative agent, the other lender parties thereto (collectively, the "Mortgage Lenders"), consisting of a term loan facility in the principal amount of $1.575 billion and a revolving credit facility in the amount of $125 million; and

  •
  A new credit agreement (the "Opco Credit Agreement") with Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the other lender parties there to, consisting of approximately $435 million in aggregate principal amount of term loans and a revolving credit facility in the amount of $25 million; and

  •
  An amended and restated credit agreement (the "Restructured Land Loan") with the Deutsche Bank AG Cayman Islands Branch and JPMorgan Chase Bank, N.A. as initial lenders (the "Land Loan Lenders"), consisting of a term loan facility with a principal amount of $105 million; and

  •
  A new first lien credit agreement with Jefferies Finance LLC and Goldman Sachs Lending Partners LLC, as initial lenders (collectively, the "GVR Lenders"), consisting of a revolving credit facility in the amount of $10 million (the "GVR First Lien Revolver") and a term loan facility in the amount of $215 million (the "GVR First Lien Term Loan and together with the GVR First Lien Revolver, the "GVR First Lien Credit Agreement"), and a new second lien credit agreement with the GVR Lenders with a term loan facility in the amount of $90 million (the "GVR Second Lien Term Loan" and together with the GVR First Lien Credit Agreement, the "GVR Credit Agreements").

        The Propco Credit Agreement, Opco Credit Agreement, the Restructured Land Loan, and the GVR Credit Agreements are referred to herein as the "Credit Agreements". The Credit Agreements contain a number of covenants that impose significant operating and financial restrictions on the Company, including restrictions on the Company and its subsidiaries' ability to, among other things: (a) incur additional debt or issue certain preferred units; (b) pay dividends on or make certain redemptions, repurchases or distributions in respect of the Company's membership interests or make other restricted payments; (c) make certain investments; (d) sell certain assets; (e) create liens on certain assets; (f) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and (g) enter into certain transactions with its affiliates. In addition, the Credit Agreements contain certain financial covenants, including minimum interest coverage ratio, total leverage ratio and maximum capital expenditures.

        The Credit Agreements also contain certain events of default including, among other things, nonpayment of principal when due; nonpayment of interest, fees or other amounts after a five business day grace period; material inaccuracy of representations and warranties; violation of covenants (subject, in the case of certain covenants, to certain grace periods); cross-default; bankruptcy events; certain Employee Retirement Income Security Act events; material judgments; and a change of control.

  Propco Credit Agreement

        As of the Effective Date, the Company, as borrower, entered into the Propco Term Loan and the Propco Revolver. The Propco Term Loan has three tranches. Tranche B-1 has a principal amount of $200 million, Tranche B-2 has a principal amount of $750 million and Tranche B-3 has a principal amount of $625 million. The initial maturity date of the loans made under the Propco Credit Agreement will be on the fifth anniversary of the Effective Date but may be extended for two additional one-year periods, subject to the absence of defaults, accuracy of representations and warranties, payment of an extension fee equal to 1.00% of the outstanding principal amount of Tranche B-1, Tranche B-2 and Tranche B-3 loans, plus the revolving credit commitments, for each extension, and pro forma compliance with total leverage and interest coverage ratios. Interest will accrue on the principal balance of the outstanding amounts under the Propco Revolver at the rate per annum, as selected by the Company, of not more than LIBOR plus 3.00% or base rate plus 2.00%. Additionally, the Company is subject to a fee of 0.50% for the unfunded portion of the Propco Revolver. Interest will accrue on the principal balance of the outstanding amounts under the Tranche B-1 loans at the rate per annum, as selected by the Company, of not more than LIBOR plus 3.00% or base rate plus 2.00% for the first three years of the term; LIBOR plus 3.50% or base rate plus 2.50% for the fourth and fifth year; LIBOR plus 4.50% or base rate plus 3.50% in the sixth year if the Company elects to exercise the first optional extension of the maturity of the loans; and LIBOR plus 5.50% or base rate plus 4.50% for the seventh year if the Company elects to exercise the second optional extension of the maturity of the loans. Base rate is subject to a floor equal to one-month LIBOR plus 1.00%. Interest will accrue on the Tranche B-2 loan at a rate per annum, as selected by the Company of not more than LIBOR plus 4.00% or base rate plus 3.00%. Interest will accrue on the Tranche B-3 loan at a rate per annum, as selected by the Company, equal to LIBOR plus 1.80% or base rate plus 0.80% for the first year of the term; LIBOR plus 1.81% or base rate plus 0.81% for the second year; LIBOR plus 1.82% or base rate plus 0.82% for the third year; LIBOR plus 3.02% or base rate plus 2.02% for the fourth and fifth years; LIBOR plus 5.37% or base rate plus 4.37% for the sixth year ; and LIBOR plus 7.69% or base rate plus 6.69% from and after the sixth anniversary of the Effective Date. The lenders may elect to fix the interest rate on all or a portion of the Tranche B-3 loan prior to December 31, 2011. The lenders may elect to exchange all or a portion of such fixed rate Tranche B-3 loans for senior unsecured notes in a form suitable for resale under Rule 144A of the Securities Act of 1933, as amended.

        The Propco Credit Agreement contains certain financial and other covenants, including a total leverage ratio and a minimum interest coverage ratio in each case with testing beginning with the fiscal quarter ending December 31, 2012. The Propco Credit Agreement also limits capital expenditures. The Company is in compliance with all Propco Credit Agreement covenants as of June 30, 2011. The Company is not required to make principal payments prior to maturity of the Propco Credit Agreement other than (a) quarterly payments of an amount equal to 0.25% of the aggregate principal amount of the Tranche B-1 and Tranche B-2 loans outstanding on the Effective Date, (b) prepayments of the Tranche B-1 and Tranche B-2 loans of 75% of excess cash flow, net of a credit for payments made pursuant to (a) above, if the total leverage ratio is equal to or greater than 6.00:1.00, 50% of excess cash flow if the total leverage ratio is less than 6.00:1.00 but greater than or equal to 4.00:1.00, or 25% if the total leverage ratio is less than 4.00:1.00; (c) prepayments with proceeds of certain asset sales, events of loss, incurrence of debt and equity issuances, and (d) prepayments of the Propco Revolver of unrestricted cash in excess of $15 million (which do not permanently reduce the revolving loan commitment) .

        The Propco Credit Agreement is guaranteed by all subsidiaries of the Company except its unrestricted subsidiaries. The Propco Credit Agreement is secured by a pledge of the Company's equity (including equity held by Station Holdco and Station Voteco in the Company), together with all tangible and intangible assets of the Company and its restricted subsidiaries, including a pledge of the stock of NP Opco LLC, GVR Holdco 2, CV Propco, LLC, and NP Landco Holdco.

  Opco Credit Agreement

        As of the Effective Date, a subsidiary of the Company, NP Opco LLC ("Opco"), as borrower, entered into the Opco Credit Agreement consisting of (a) a term loan facility in the principal amount of approximately $435.7 million (the "Opco Term Loan"), and (b) a revolving credit facility in the maximum amount of $25 million, the availability of which is subject to standard continuing conditions (the "Opco Revolver"). Opco has the option, after the first anniversary of the Effective Date, to solicit lending commitments to increase the amount of the Opco Revolver by up to an additional $25 million. The initial maturity date will be on the fifth anniversary of the Effective Date but may be extended for two additional one-year periods, subject to the absence of defaults, accuracy of representations and warranties, payment of a 1% extension fee for each extension, and pro forma compliance with total leverage and interest coverage ratios. Interest shall accrue on the principal balance of loans at the rate per annum, as selected by Opco, of not more than LIBOR plus 3.00% or base rate plus 2.00% for the first three years of the term; LIBOR plus 3.50% or base rate plus 2.50% for the fourth and fifth year; LIBOR plus 4.50% or base rate plus 3.50% for the sixth year if Opco elects to exercise the first optional extension of the maturity of the loans; and LIBOR plus 5.50% or base rate plus 4.50% for the seventh year if Opco elects to exercise the second optional extension of the maturity of the loans. Base rate is subject to a floor equal to one-month LIBOR plus 1.00%. Additionally, Opco is subject to a fee of 0.50% for the unfunded portion of the Opco Revolver.

        The Opco Credit Agreement contains certain financial and other covenants. These include a maximum total leverage ratio and a minimum interest coverage ratio, which covenants commence on the earlier of eighteen months after the Effective Date or the date on which aggregate investments by Opco deemed to have been made due to the designation of restricted subsidiaries as unrestricted subsidiaries exceed $10 million. The Opco Credit Agreement also limits capital expenditures. Opco is not required to make principal payments prior to the maturity of the Opco Credit Agreement other than (a) quarterly payments of $663,768 for application to the Opco Term Loans , (b) commencing with the fiscal year ended December 31, 2011, annual prepayments of 75% of excess cash flow, net of a credit for payments made pursuant to (a) above, if the total leverage ratio is equal to or greater than 3.50:1.00, 50% of excess cash flow if the total leverage ratio is less than 3.50:1.00 but greater than or equal to 2.50:1.00, or 25% if the total leverage ratio is less than 2.50:1.00; (c) prepayments with proceeds of certain asset sales, reimbursements of investments, events of loss, incurrence of debt and equity issuances; and (d) prepayments of the Opco Revolver of unrestricted cash in excess of $7.5 million (which do not permanently reduce the revolving loan commitment).

        The Opco Credit Agreement is guaranteed by NP Opco Holdings LLC ("Opco Holdings") and all subsidiaries of Opco except unrestricted subsidiaries. The Opco Credit Agreement is secured by a pledge of Opco equity, together with all tangible and intangible assets of Opco Holdings, Opco and its subsidiaries (other than property of unrestricted subsidiaries and subject to limitations required by applicable gaming laws).

  Restructured Land Loan

        As of the Effective Date, an indirect wholly owned subsidiary of the Company, CV PropCo, LLC ("CV Propco"), as borrower, entered into the Restructured Land Loan in the principal amount of $105 million. The initial maturity date of the Restructured Land Loan will be June 16, 2016. Interest shall accrue on the principal balance at the rate per annum, at the option of the Company of LIBOR plus 3.50% or base rate plus 2.50% for the first five years; LIBOR plus 4.50% or base rate plus 3.50% for the sixth year if CV Propco elects to exercise the first optional extension of the maturity of the loans; and LIBOR plus 5.50% or base rate plus 4.50% in the seventh year if CV Propco elects to exercise the second optional extension of the maturity of the loans. All interest on the Restructured Land Loan will be paid in kind for the first five years. CV Propco has two options to extend the maturity date for an additional year to be available subject to absence of default, payment of up to 1.00% extension fee for each year, a step-up in interest rate to not more than LIBOR plus 4.50% or base rate plus 3.50% in the sixth year and not more than LIBOR plus 5.50% or base rate plus 4.50% in the seventh year. Interest accruing in the sixth and seventh years shall be paid in cash. There is no scheduled minimum amortization prior to final stated maturity, but the Restructured Land Loan is subject to mandatory prepayments with excess cash and, subject to certain exceptions, with casualty or condemnation proceeds. The Restructured Land Loan is guaranteed by NP Tropicana LLC (an indirect subsidiary of the Company), NP Landco Holdco LLC (a subsidiary of the Company and parent of CV Propco and NP Tropicana LLC) and all subsidiaries of CV Propco and secured by a pledge of CV Propco and NP Tropicana LLC equity and all tangible and intangible assets of NP Tropicana LLC, NP Landco Holdco LLC and CV Propco and its subsidiaries, principally consisting of land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding the Wild Wild West Gambling Hall and Hotel ("Wild Wild West"), and the leasehold interest in the land on which the Wild Wild West is located. The land carry costs of CV Propco are supported by the Company under a limited support agreement and recourse guaranty (the "Limited Support Agreement") that provides for a guarantee from the Company to the Land Loan Lenders of: (a) the net operating costs of CV Propco and NP Tropicana, including (i) timely payment of all capital expenditures, taxes, insurance premiums, other land carry costs and indebtedness (excluding debt service for the Restructured Land Loan) payable by CV Propco and (ii) rent, capital expenditures, taxes, management fees, franchise fees, maintenance, operations and ownership payable by NP Tropicana; and (b) certain recourse liabilities of CV Propco and NP Tropicana under the Restructured Land Loan, including, without limitation, payment and performance of the Restructured Land Loan in the event any of CV Propco, NP Landco Holdco or NP Tropicana files or acquiesces in the filing of a bankruptcy petition or similar legal proceeding. As part of the consideration for the Land Loan Lenders' agreement to enter into the Restructured Land Loan, CV Propco and NP Tropicana issued warrants to the Land Loan Lenders (or their designees) for up to 60% of the outstanding equity interests of each of CV Propco and NP Tropicana exercisable for a nominal exercise price commencing on the earlier of (i) the date that the Restructured Land Loan is repaid, (ii) the date CV Propco sells any land to a third party, and (iii) the fifth anniversary of the Restructured Land Loan.

  GVR Credit Agreement

        As of the Effective Date, Station GVR Acquisition, LLC, as borrower ("GVR Borrower"), entered into the GVR First Lien Credit Agreement which consists of a $10 million revolving credit facility (the "GVR Revolver") and a $215 million term loan (the "GVR First Lien Term Loan" and together with the GVR Revolver, the "GVR First Lien Loan") and the GVR Second Lien Credit Agreement consisting of a $90 million term loan (the "GVR Second Lien Loan" and together with the GVR First Lien Loan, the "GVR Loans"). The maturity date of the GVR First Lien Loan will be the fifth anniversary of the Effective Date and the maturity date of the GVR Second Lien Loan will be the sixth anniversary of the Effective Date. The GVR First Lien Term Loan has scheduled quarterly minimum amortization payments in the amount of one percent per annum. There will not be scheduled minimum amortization payments of the second lien term loan prior to final stated maturity. The GVR Loans are subject to customary mandatory prepayments, including sale of equity or issuance of debt and commencing with the fiscal year ended December 31, 2011, annual prepayments of 75% of excess cash flow if the total leverage ratio is equal to or greater than 4.50:1.00, 50% of excess cash flow if the total leverage ratio is less than 4.50:1.00, in each case, to maintenance of minimum liquidity of $3 million. Interest shall accrue on the GVR First Lien Loan at the rate per annum, at the option of the Company of LIBOR plus 4.75% with a 1.50% LIBOR floor or base rate plus 3.75% with a 2.50% base rate floor and interest shall accrue on the GVR Second Lien Loan at the rate per annum, at the option of the Company of LIBOR plus 8.50% with a 1.50% LIBOR floor or a base rate plus 7.50% with a 2.50% base rate floor. The GVR Credit Agreements contain certain financial and other covenants including a maximum total leverage ratio and a fixed charge coverage ratio. The GVR Credit Agreements also limits capital expenditures. The GVR Loans are guaranteed by all subsidiaries of GVR Borrower and its immediate parent company, GVR Holdco 1 LLC ("GVR Holdco") and is secured by first lien and second lien pledges of GVR Borrower equity, together with first and second priority liens on all tangible and intangible assets of GVR Holdco and its subsidiaries that may be pledged as collateral pursuant to applicable law. At June 30, 2011, the GVR Borrower is in compliance with all covenants related to the GVR Credit Agreement.

  Capital Stock

        The Company has two classes of membership interests: (1) voting membership interests ("Voting Units") and (2) non-voting membership interests ("Non-Voting Units" and together with the Voting Units, collectively "Units"). On the Effective Date, 100 Voting Units were issued to Station Voteco LLC ("Station Voteco") representing 100% of the Company's outstanding Voting Units and 100 Non-Voting

Units were issued to Station Holdco LLC ("Station Holdco") representing 100% of the Company's outstanding Non-Voting Units. Station Voteco is the only member of the Company entitled to vote on any matters to be voted on by the members of the Company. Station Holdco, as the holder of the Company's issued and outstanding non-voting units, will not be entitled to vote on any matters to be voted on by the members of the Company, but will be the only member of the Company entitled to receive distributions as determined by its Board of Managers out of funds legally available therefor and in the event of liquidation, dissolution or winding up of the Company, is entitled to all of the Company's assets remaining after payment of liabilities.

Critical Accounting Policies

        A description of our critical accounting policies and estimates can be found in Note 2 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Forward-looking Statements

        When used in this report and elsewhere by management from time to time, the words "may", "might", "could", "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the impact of the substantial indebtedness that remains outstanding following the consummation of the Restructuring Transactions; the effects of local and national economic, credit and capital market conditions on consumer spending and the economy in general, and on the gaming and hotel industries in particular; the effects of competition, including locations of competitors and operating and market competition; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation; acts of war or terrorist incidents or natural disasters; and other risks described in our filings with the Securities and Exchange Commission. In addition, construction projects entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, floods and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term and short-term borrowings under our Credit Agreements. Borrowings under the Credit Agreements bear interest at a margin above the LIBOR or Base Rate (each as defined in the Credit Agreements) as selected by us, however the lenders may elect to fix the rate on all or a portion of the $625 million Propco Tranche B-3 Term Loan. The total amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time.

        The following table provides information about our long-term debt at June 30, 2011 (see also "Description of Certain Indebtedness and Capital Stock") (amounts in thousands, unaudited):

	Maturity date	Face amount	Carrying value	Estimated fair value (a)
Propco Term Loan Tranche B-1, due June 17, 2016, interest at a margin above LIBOR or base rate (3.189% at June 30, 2011)	June 2016	$200,000	$172,204	$172,204
Propco Term Loan Tranche B-2, due June 17, 2016, interest at a margin above LIBOR or base rate (4.19% at June 30, 2011)	June 2016	750,000	664,627	664,627
Propco Term Loan Tranche B-3, due June 17, 2018, interest at a margin above LIBOR or base rate (2.05% at June 30, 2011) or at lenders' option, interest may be converted to a fixed rate that will be determined pursuant to a previously agreed formula at the time of conversion	June 2016	625,000	484,010	484,010
Propco Revolver due June 17, 2016, interest at a margin above LIBOR or base rate (3.30% at June 30, 2011)	June 2016	91,000	82,064	81,300
Opco Term Loan, due June 17, 2016, interest at a margin above LIBOR or base rate (3.19% at June 30, 2011)	June 2016	435,704	388,123	388,123
Opco Revolver, due June 17, 2016, interest at a margin above LIBOR or base rate (5.25% at June 30, 2011)	June 2016	3,800	3,800	3,800
GVR First Lien Term Loan, due June 17, 2016, interest at a margin above LIBOR or base rate (6.25% at June 30, 2011)	June 2016	215,000	215,000	215,000
GVR First Lien Revolver, due June 17, 2016, interest at a margin above LIBOR or base rate (7.00% at June 30, 2011)	June 2016	5,000	5,000	5,000
GVR Second Lien Term Loan, due June 17, 2017, interest at a margin above LIBOR or base rate (10.00% at June 30, 2011)	June 2017	90,000	90,000	90,000
Restructured Land Loan, due June 16, 2016, interest at a margin above LIBOR or base rate (3.69% at June 30, 2011) (b)	June 2016	105,139	86,274	86,274
Other long-term debt, weighted-average interest of 4.09% at June 30, 2011, maturity dates ranging from 2012 to 2027		52,817	52,817	52,817

Total long-term debt, net		$2,573,460	$2,243,919	$2,243,155

(a)
For indebtedness incurred at the Effective Date, the estimated fair value at June 30, 2011 approximates carrying value as a result of the adoption of fresh-start reporting. The fair value of additional borrowings under the Credit Agreements incurred subsequent to the Effective Date has been estimated based on the fair value of similar indebtedness incurrent by the Company at the Effective Date. The fair value of other long-term debt is assumed to be equal to its carrying value.

(b)
Face amount includes principal balance of $105.0 million plus accrued interest which is added to the principal balance of the loan.

        We are also exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our debt. This market risk will be managed by utilizing derivative financial instruments in accordance with established policies and procedures. We evaluate our exposure to market risk by monitoring interest rates in the marketplace and do not utilize derivative financial instruments for trading purposes. From time to time we enter into derivative financial instruments consisting exclusively of interest rate swap agreements and interest rate cap agreements. Interest differentials resulting from such agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps related to debt are matched with specific debt obligations.

        The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands, unaudited):

	Current Portion as of June 30,
	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$1,929	$7,472	$2,397	$2,564	$2,717	$35,468	$52,517
Weighted-average interest rate	4.38%	4.99%	4.32%	4.32%	4.32%	3.81%	4.08%
Variable-rate	$14,342	$14,568	$14,305	$14,305	$14,305	$2,119,577	$2,191,402
Weighted-average interest rate	4..05%	4.10%	4.04%	4.04%	4.04%	4.05%	4.05%

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

 Part II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Station and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs.

Item 1A.    Risk Factors

        A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010. Except for those risk factors that were contingent upon our emergence from bankruptcy and the successful consummation of the restructuring transactions entered into in connection therewith, which risk factors are no longer applicable to us, there have been no material changes in the risk factors described in such Annual Report on Form 10-K.

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

STATION CASINOS LLC, Registrant
DATE: August 15, 2011	/s/ THOMAS M. FRIEL Thomas M. Friel, Executive Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)