Form 10-Q/A
period 2011-06-30
Station Casinos LLC
filed 2011-09-08
CIK 1503579

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

 EXPLANATORY NOTE

        This Amendment No. 1 to the Station Casinos LLC Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the "Form 10-Q") is being filed solely for the purpose of furnishing the interactive data files as Exhibit 101 to the Form 10-Q within the 30 day grace period provided in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides financial information from the Form 10-Q, formatted in extensible business reporting language (XBRL). No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.

        Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Part II—OTHER INFORMATION

Item 6.    Exhibits

  (a)
  Exhibits—

No. 31.1*—Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
No. 31.2*—Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
No. 32.1*—Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
No. 32.2*—Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
No. 101.INS**—XBRL Instance Document
No. 101.SCH**—XBRL Taxonomy Extension Schema Document
No. 101.CAL**—XBRL Taxonomy Extension Calculation Linkbase Document
No. 101.DEF**—XBRL Taxonomy Extension Definition Linkbase Document
No. 101.LAB**—XBRL Taxonomy Extension Label Linkbase Document
No. 101.PRE**—XBRL Taxonomy Extension Presentation Linkbase Document

*
Previously filed as an exhibit to Station Casinos LLC's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATION CASINOS LLC, Registrant
DATE: September 8, 2011	/s/ THOMAS M. FRIEL Thomas M. Friel, Executive Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)

QuickLinks

EXPLANATORY NOTE
Part II—OTHER INFORMATION
  Item 6. Exhibits
SIGNATURE