Form 10-Q
period 2011-09-30
Station Casinos LLC
filed 2011-11-14
CIK 1503579

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

        As of November 11, 2011, 100 shares of the registrant's voting units were outstanding and 100 shares of the registrant's non-voting units were outstanding.

STATION CASINOS LLC

INDEX

Part I.	Financial Information	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets—September 30, 2011 (Successor) (unaudited) and December 31, 2010 (Predecessors)	3
	Condensed Consolidated Statements of Operations (unaudited)—Three Months Ended September 30, 2011, Period From June 17, 2011 Through September 30, 2011 (Successor), Three Months Ended September 30, 2010, Period From January 1, 2011 Through June 16, 2011, and Nine Months Ended September 30, 2010 (Predecessors)	4
	Condensed Consolidated Statements of Changes in Members'/Stockholders' Equity (Deficit) (unaudited)—Period From June 17, 2011 Through September 30, 2011 (Successor) and Period From January 1, 2011 Through June 16, 2011 (Predecessors)	6
	Condensed Consolidated Statements of Cash Flows (unaudited)—Period From June 17, 2011 Through September 30, 2011 (Successor), Period From January 1, 2011 Through June 16, 2011, and Nine Months Ended June 30, 2010 (Predecessors)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	58
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	77
Item 4.	Controls and Procedures	78
Part II.	Other Information	79
Item 1.	Legal Proceedings	79
Item 1A.	Risk Factors	79
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	79
Item 3.	Defaults Upon Senior Securities	79
Item 4.	Removed and Reserved	79
Item 5.	Other Information	79
Item 6.	Exhibits	79
Signature		80

Part I. Financial Information

Item 1.    Financial Statements

STATION CASINOS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	Successor	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming LLC
	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (includes Cash and cash equivalents of consolidated variable interest entity of $10,017, $0, and $0, respectively)	$92,715	$165,357	$40,603
Restricted cash	23,807	278,329	1,600
Receivables, net (includes Receivables, net of consolidated variable interest entity of $1,598, $0, and $0, respectively)	20,232	24,104	3,308
Due from affiliates	—	—	19
Inventories	8,305	7,093	1,252
Prepaid gaming tax	20,586	15,901	2,196
Prepaid expenses and other current assets	13,097	18,783	5,680

Total current assets	178,742	509,567	54,658
Property and equipment, net	2,260,432	2,505,763	426,798
Restricted cash, noncurrent	—	15,006	—
Goodwill	195,133	124,313	—
Native American note receivable (includes Native American note receivable of consolidated variable interest entity of $22,582, $0, and $0, respectively)	22,582	—	—
Intangible assets, net (includes Intangible assets of consolidated variable interest entity of $65,053, $24,000, and $0, respectively)	217,455	272,524	—
Land held for development	229,930	240,836	—
Investments in joint ventures	10,286	5,516	—
Native American development costs (includes Native American development costs of consolidated variable interest entity of $0, $20,904, and $0, respectively)	67,988	184,975	—
Other assets, net (includes Other assets, net of consolidated variable interest entity of $0, $2,074, and $0, respectively)	52,385	95,643	4,164

Total assets	$3,234,933	$3,954,143	$485,620

LIABILITIES AND MEMBERS' EQUITY (STOCKHOLDERS'/MEMBERS' DEFICIT)
Current liabilities:
Current portion of long-term debt (includes Current portion of long-term debt of consolidated variable interest entity of $1,346, $35, and $0, respectively)	$17,623	$242,366	$765,047
Accounts payable	17,414	10,782	3,759
Accrued interest payable (includes Accrued interest payable of consolidated variable interest entity of $15, $120, and $0, respectively)	6,324	22,399	49,502
Accrued expenses and other current liabilities (includes Accrued expenses and other current liabilities of consolidated variable interest entity of $2,325, $0, and $0, respectively)	117,069	92,268	15,518
Notes payable to members	—	—	10,000
Due to Station Casinos, Inc., net	—	—	7,713
Interest rate swap termination liability	—	—	51,686

Total current liabilities	158,430	367,815	903,225
Long-term debt, less current portion (includes Long-term debt, less current portion, of consolidated variable interest entity of $3,540, $5,343, and $0, respectively)	2,202,115	8,659	1,695
Deferred income taxes, net	—	108,551	—
Investments in joint ventures, deficit	38	344,767	—
Other long-term liabilities, net	26,620	12,778	—

Total liabilities not subject to compromise	2,387,203	842,570	904,920

Liabilities subject to compromise	—	5,997,821	—
Total liabilities	2,387,203	6,840,391	904,920

Commitments and contingencies
Members' equity (stockholders' deficit / members' deficit):
Voting units; 100 units issued and outstanding	—	—	—
Non-voting units; 100 units issued and outstanding	—	—	—
Common stock, par value $0.01; 10,000 shares authorized; 41.7 shares issued	—	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	—	417	—
Additional paid-in capital	844,980	2,964,648	—
Accumulated other comprehensive (loss) income	(20,988)	43	—
Accumulated deficit	(20,911)	(5,849,683)	(419,300)

Total Station Casinos LLC members' equity (Station Casinos, Inc. stockholders'/Green Valley Ranch Gaming LLC members' deficit)	803,081	(2,884,575)	(419,300)

Noncontrolling interest	44,649	(1,673)	—

Total members' equity (stockholders'/members' deficit)	847,730	(2,886,248)	(419,300)

Total liabilities and members' equity (stockholders'/members' deficit)	$3,234,933	$3,954,143	$485,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Successor	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming LLC
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Operating revenues:
Casino	$203,176	$173,118	$28,301
Food and beverage	53,395	39,011	9,743
Room	25,121	17,775	4,658
Other	18,068	15,065	1,912
Management fees	5,731	128	—

Gross revenues	305,491	245,097	44,614
Promotional allowances	(23,093)	(18,049)	(4,369)

Net revenues	282,398	227,048	40,245

Operating costs and expenses:
Casino	80,592	71,879	12,388
Food and beverage	39,463	26,001	5,947
Room	10,252	8,110	1,686
Other	7,749	5,674	879
Selling, general and administrative	72,505	57,268	10,202
Corporate	—	9,445	—
Development and preopening	356	3,793	—
Depreciation and amortization	34,522	35,684	5,391
Management fees	9,638	—	1,391
Impairment of goodwill	—	60,386	—
Impairment of other intangible assets and other assets	—	181,773	—
Write downs and other charges, net	881	1,278	45

	255,958	461,291	37,929

Operating income (loss)	26,440	(234,243)	2,316
Earnings (losses) from joint ventures	290	(4,975)	—

Operating income (loss) and earnings (losses) from joint ventures	26,730	(239,218)	2,316
Other expense:
Interest expense, net	(45,100)	(26,701)	(13,401)
Interest and other expense from joint ventures	—	(11,126)	—

	(45,100)	(37,827)	(13,401)

Loss before income taxes and reorganization items	(18,370)	(277,045)	(11,085)
Reorganization items, net	—	(21,271)	—

Loss before income taxes	(18,370)	(298,316)	(11,085)
Income tax benefit	—	32,492	—

Net loss	(18,370)	(265,824)	(11,085)
Less: net income (loss) applicable to noncontrolling interest	794	(1,672)	—

Net loss applicable to Station Casinos LLC members / Station Casinos, Inc. stockholders / Green Valley Gaming LLC members	$(19,164)	$(264,152)	$(11,085)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Successor	Predecessors		Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming LLC	Station Casinos, Inc.	Green Valley Ranch Gaming LLC
	Period From June 17, 2011 Through September 30, 2011	Period From January 1, 2011 Through June 16, 2011		Nine Months Ended September 30, 2010
Operating revenues:
Casino	$232,424	$339,703	$59,100	$520,493	$88,230
Food and beverage	62,562	85,436	19,484	120,049	30,028
Room	29,298	36,326	9,753	55,358	15,231
Other	21,762	28,072	4,205	45,304	6,091
Management fees	6,693	10,765	—	22,221	—

Gross revenues	352,739	500,302	92,542	763,425	139,580
Promotional allowances	(26,792)	(35,605)	(8,490)	(53,431)	(13,193)

Net revenues	325,947	464,697	84,052	709,994	126,387

Operating costs and expenses:
Casino	92,601	136,037	23,574	213,392	38,234
Food and beverage	46,023	60,717	12,407	78,269	17,746
Room	11,928	15,537	3,064	24,397	5,127
Other	9,278	10,822	2,125	14,821	2,773
Selling, general and administrative	83,543	110,300	18,207	167,870	28,579
Corporate	—	15,818	—	28,759	—
Development and preopening	484	1,752	—	7,485	—
Depreciation and amortization	38,519	61,162	9,512	120,016	16,485
Management fees	11,098	—	3,112	—	4,536
Impairment of goodwill	—	—	—	60,386	—
Impairment of other intangible assets and other assets	—	—	—	181,773	—
Write downs and other charges, net	897	3,953	104	8,094	45

	294,371	416,098	72,105	905,262	113,525

Operating income	31,576	48,599	11,947	(195,268)	12,862
Earnings (losses) from joint ventures	332	(945)	—	(2,762)	—
Gain on dissolution of joint venture	—	250	—	—	—

Operating income and earnings and gains from joint ventures	31,908	47,904	11,947	(198,030)	12,862
Other (expense) income:
Interest expense, net	(51,721)	(43,294)	(20,582)	(79,345)	(35,096)
Interest and other expense from joint ventures	—	(15,452)	—	(55,750)	—
Change in fair value of derivative instruments	—	397	—	(42)	(50,550)

	(51,721)	(58,349)	(20,582)	(135,137)	(85,646)

Loss before income taxes and reorganization items	(19,813)	(10,445)	(8,635)	(333,167)	(72,784)
Reorganization items, net	—	3,259,995	634,999	(78,465)	—

(Loss) income before income taxes	(19,813)	3,249,550	626,364	(411,632)	(72,784)
Income tax benefit	—	107,924	—	22,660	—

Net (loss) income	(19,813)	3,357,474	626,364	(388,972)	(72,784)
Less: net income (loss) applicable to noncontrolling interest	1,098	24,321	—	(1,672)	—

Net (loss) income applicable to Station Casinos LLC members / Station Casinos, Inc. stockholders / Green Valley Gaming LLC members	$(20,911)	$3,333,153	$626,364	$(387,300)	$(72,784)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC
CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY/STOCKHOLDERS' DEFICIT/MEMBERS DEFICIT
(amounts in thousands)

	Successor								Predecessors
	Station Casinos LLC								Station Casinos, Inc.
												Green Valley Ranch Gaming LLC
											Total Station Casinos, Inc. stockholder's (deficit) equity
				Accumulated other comprehensive income				Total Station Casinos LLC members' equity	Total stockholders' (deficit) equity
	Voting units	Non- voting units	Additional paid-in capital		Accumulated deficit	Total members' equity	Noncontrolling interest			Noncontrolling interest		Members' (deficit) equity
Balances December 31, 2010 (Predecessors)	$—	$—	$—	$—	$—	$—	$—	$—	$(2,886,248)	$(1,673)	$(2,884,575)	$(419,300)
Share-based compensation	—	—	—	—	—	—	—	—	6,224	—	6,224	—
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	25	—	25	—
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	—	—	—	—	—	—	—	(19)	—	(19)	—
Net income	—	—	—	—	—	—	—	—	3,357,474	24,321	$3,333,153	626,364

Balances June 17, 2011 (Predecessors) (unaudited)	—	—	—	—	—	—	—	—	477,456	22,648	454,808	207,064

Elimination of Predecessors' equity	—	—	—	—	—	—	—		(477,456)	(22,648)	(454,808)	(207,064)
Issuance of voting and non-voting units of Station Casinos LLC	—	—	879,031	—	—	879,031	34,051	844,980	—	—	—	—
Issuance of CV Propco, LLC and NP Tropicana LLC warrants	—	—	9,500	—	—	9,500	9,500	—	—	—	—	—

Balances June 17, 2011 (Successor) (unaudited)	—	—	888,531	—	—	888,531	43,551	844,980	—	—	—	—

Unrealized loss on interest rate swaps	—	—	—	(20,868)	—	(20,868)	—	(20,868)	—	—	—	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(120)	—	(120)	—	(120)	—	—	—	—
Net income (loss)	—	—	—	—	(19,813)	(19,813)	1,098	(20,911)	—	—	—	—

Balances September 30, 2011 (Successor) (unaudited)	$—	$—	$888,531	$(20,988)	$(19,813)	$847,730	$44,649	$803,081	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Successor	Predecessors		Predecessors
	Station Casinos LLC
		Station Casinos, Inc.	Green Valley Ranch Gaming LLC	Station Casinos, Inc.	Green Valley Ranch Gaming LLC
	Period From June 17, 2011 Through September 30, 2011
		Period From January 1, 2011 Through June 16, 2011		Nine Months Ended September 30, 2010
Cash flows from operating activities:
Net income (loss)	$(19,813)	$3,357,474	$626,364	$(388,972)	$(72,784)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,519	61,162	9,512	120,016	16,485
Change in fair value of derivative instruments	—	(397)	—	42	50,550
Write downs and other charges, net	897	3,953	104	205	45
Impairment of goodwill	—	—	—	60,386	—
Impairment of other intangible assets and other assets	—	—	—	181,773	—
Amortization of debt discount and issuance costs	20,499	196	327	1,467	918
Accrued interest—paid in kind	1,135	—	—	—	—
Share based compensation	—	6,224	—	10,125	—
(Earnings) losses from joint ventures	(332)	16,397	—	58,512	—
Gain on dissolution of joint venture	—	(250)	—	—	—
Reorganization items and fresh start adjustments	—	(3,259,995)	(634,999)	78,465	—
Changes in assets and liabilities:
Restricted cash	12,331	(10,956)	1,600	(96,470)	5
Receivables, net	4,449	13,904	(64)	34,788	(704)
Inventories and prepaid expenses	(9,035)	13,372	1,118	693	(715)
Deferred income tax	—	(114,978)	—	(18,511)	—
Accounts payable	(21,755)	23,021	1,562	(3,826)	(1,353)
Accrued interest	6,254	6,469	11,969	16,437	31,052
Accrued expenses and other current liabilities	(10,118)	18,420	(8,308)	16,502	427
Due to Station Casinos, Inc.	—	—	3,716	—	2,106
Other, net	(2,003)	32,111	133	925	128

Total adjustments	40,841	(3,191,347)	(613,330)	461,529	98,944

Net cash provided by operating activities before reorganization items	21,028	166,127	13,034	72,557	26,160
Net cash used for reorganization items	—	(2,571,267)	(325,539)	(62,480)	—

Net cash provided by (used in) operating activities	21,028	(2,405,140)	(312,505)	10,077	26,160

Cash flows from investing activities:
Capital expenditures	(15,854)	(14,701)	(1,418)	(25,259)	(1,588)
Proceeds from sale of land, property and equipment	222	200	—	452	11
Investments in joint ventures	—	—	—	(3,159)	—
Distributions in excess of earnings from joint ventures	338	2,042	—	2,147	—
Construction contracts payable	395	(397)	—	(445)	—
Proceeds from repayment of Native American development costs	10,000	—	—	42,806	—
Native American development costs	(2,340)	(2,231)	—	(14,142)	—
Other, net	(1,275)	(3,554)	—	(8,624)	(156)

Net cash used in investing activities	(8,514)	(18,641)	(1,418)	(6,224)	(1,733)

Cash flows from financing activities:
Proceeds from issuance of voting and non-voting units	—	279,000	—	—	—
Borrowings under Propco Term Loan	—	1,575,000	—	—	—
Borrowings under Propco Revolver	—	85,000	—	—	—
Borrowings under Opco Term Loan	—	435,704	—	—	—
Borrowings under GVR Term Loan	—	—	305,000	—	—
Borrowings under GVR Revolver	—	—	5,000	—	—
Borrowings under Successor credit agreements with original maturities of three months or less, net	12,900	—	—	—	—
Payments under Successor credit agreements with original maturities greater than three months	(43,902)	—	—	—	—
Borrowings under STN Credit Agreement with original maturities of three months or less, net	—	—	—	2,870	—
Payments under STN Term Loan with original maturities greater than three months	—	(625)	—	(1,875)	—
Debt issuance costs	(422)	(1,619)	(19,070)	—	(4,890)
Other, net	(1,525)	(886)	—	(515)	(157)

Net cash (used in) provided by financing activities	(32,949)	2,371,574	290,930	480	(5,047)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(20,435)	(52,207)	(22,993)	4,333	19,380
Balance, beginning of period	113,150	165,357	40,603	185,193	11,730

Balance, end of period	$92,715	$113,150	$17,610	$189,526	$31,110

Supplemental cash flow disclosures:
Cash paid for interest, net of $926, $2,939, $0, $8,182, $0 capitalized, respectively	$22,785	$35,595	$8,286	$58,112	$3,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Background

  Organization

        Station Casinos LLC, (the "Company," "Station," "we," "our," "us," or "Successor"), a Nevada limited liability company, is a gaming and entertainment company that currently owns and operates nine major hotel/casino properties, eight smaller casino properties (three of which are 50% owned), and manages Aliante Station Casino + Hotel ("Aliante Station") in the Las Vegas metropolitan area. We also manage a casino for a Native American tribe. Station was formed on August 9, 2010 to acquire substantially all of the assets of:

  •
  Station Casinos, Inc. ("STN") and its subsidiaries (the "STN Predecessor") pursuant to (a) the "First Amended Joint Plan of Reorganization for Station Casinos, Inc. and its Affiliated Debtors (Dated July 28, 2010)," as amended (the "SCI Plan"), which was confirmed by order of the U.S. Bankruptcy Court for the District of Nevada, located in Reno, Nevada (the "Bankruptcy Court") entered on August 27, 2010, and (b) the "First Amended Prepackaged Joint Chapter 11 Plan of Reorganization for Subsidiary Debtors, Aliante Debtors and Green Valley Ranch Gaming, LLC (Dated May 20, 2011)" (the "Subsidiaries Plan"), which was confirmed with respect to the Subsidiary Debtors and Aliante Debtors by order of the Bankruptcy Court entered on May 25, 2011; and

  •
  Green Valley Ranch Gaming, LLC (the "GVR Predecessor," collectively with STN Predecessor, the "Predecessors") pursuant to the "First Amended Prepackaged Joint Chapter 11 Plan of Reorganization for Subsidiary Debtors, Aliante Debtors and Green Valley Ranch Gaming, LLC (Dated May 24, 2011)" (the "GVR Plan"), which was confirmed with respect to Green Valley Ranch Gaming, LLC by order of the Bankruptcy Court entered on June 8, 2011.

        The SCI Plan, Subsidiaries Plan and GVR Plan are collectively referred to herein as the "Plans." The Plans became effective on June 17, 2011 (the "Effective Date"). Prior to June 17, 2011, the Company conducted no business, other than in connection with the reorganization of the Predecessors, and had no material assets or liabilities.

  Background

        The following details the events leading up to the acquisition of the Predecessors.

        On November 7, 2007, STN completed a going private transaction that was sponsored by Frank J. Fertitta III, Lorenzo J. Fertitta and certain affiliates of Colony Capital, LLC (such going private transaction is referred to herein as, the "Merger"). In connection with the Merger, STN's subsidiary, FCP PropCo, LLC ("Propco"), and certain other subsidiaries of STN that directly or indirectly owned interests in Propco (the "Propco Debtors") entered into a mortgage loan and related mezzanine financings in an aggregate principal amount of $2.475 billion (the "CMBS Loans"). The CMBS Loans were secured by substantially all fee and leasehold real property comprising Palace Station Hotel & Casino ("Palace Station"), Boulder Station Hotel & Casino ("Boulder Station"), Sunset Station Hotel & Casino ("Sunset Station") and Red Rock Casino Resort Spa ("Red Rock") (collectively, the "Propco Properties"). In addition, STN, as borrower, entered into a $900 million senior secured credit agreement (the "Credit Agreement") which was secured by substantially all of the assets of STN and its subsidiaries, other than Propco and the Propco Debtors. STN's $450 million 6% senior notes due April 1, 2012, $400 million 7 3/4% senior notes due August 15, 2016, $450 million 6 1/2% senior subordinated notes due February 1, 2014,

1. Organization and Background (Continued)

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

        On July 28, 2009 (the "Petition Date"), STN, FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC and Reno Land Holdings, LLC and affiliates FCP Holding Inc., FCP VoteCo, LLC, Fertitta Partners, LLC (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the "Bankruptcy Court") under chapter 11 of title 11 of the United States Code ("Chapter 11"). On February 10, 2010, GV Ranch Station, Inc., a wholly owned subsidiary of STN that managed and owned 50% of Green Valley Ranch, filed a voluntary petition in the Bankruptcy Court under Chapter 11. On April 12, 2011, Green Valley Ranch Gaming, LLC, Aliante Gaming, LLC ("Aliante Gaming"), and a number of STN's wholly owned subsidiaries filed Chapter 11 cases with the Bankruptcy Court. These cases were being jointly administered under the caption In re Station Casinos, Inc., et al Debtors Case No. 09-52470 (the "Chapter 11 Case").

        On the Effective Date, the Company and its subsidiaries acquired substantially all of the assets of STN and certain of STN's subsidiaries and affiliates, including (i) Palace Station, Boulder Station, Sunset Station and Red Rock (the "Propco Assets"), (ii) Santa Fe Station Hotel & Casino ("Santa Fe Station"), Texas Station Gambling Hall & Hotel ("Texas Station"), Fiesta Henderson Casino Hotel ("Fiesta Henderson"), Fiesta Rancho Casino Hotel ("Fiesta Rancho") and interests in certain Native American gaming projects (collectively, the "Opco Assets"), pursuant to the joint plan of reorganization of STN and certain affiliated debtors under the Chapter 11 Case, effected pursuant to the Order Confirming the First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, filed with the Bankruptcy Court on July 22, 2009 (as amended, the "Plan") and the Asset Purchase Agreement dated as of June 7, 2010 (the "Opco Asset Purchase Agreement") and (iii) Green Valley Ranch, pursuant to that certain Asset Purchase Agreement, dated as of March 9, 2011 (the "GVR Asset Purchase Agreement"). In conjunction with these transfers: (i) Station's voting equity interests (the "Voting Units") were issued to Station Voteco LLC, a Delaware limited liability company formed to hold the Voting Units of the Company ("Station Voteco"), which is owned by Robert A. Cashell Jr., Stephen J. Greathouse and an entity owned by Frank J. Fertitta III, Station's Chief Executive Officer, President and a member of its Board of Managers, and Lorenzo J. Fertitta, a member of Station's Board of Managers and (ii) Station's non-voting equity interests (the "Non-Voting Units" together with its Voting Units, the "Units") were issued to Station Holdco LLC, a Delaware limited liability company formed to hold the Non-Voting Units of the Company ("Station Holdco"), which is owned by German American Capital Corporation, JPMorgan Chase Bank, N.A., FI Station Investor LLC, a newly formed limited liability company owned by affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta ("FI Station Investor"), and certain former holders of STN's senior and senior subordinated notes.

        On the Effective Date, Station and its subsidiaries entered into various new or amended credit agreements (the "Credit Agreements") as further described in Note 9.

1. Organization and Background (Continued)

        As of the Effective Date, the Company and certain of its subsidiaries entered into management agreements with subsidiaries of Fertitta Entertainment LLC ("Fertitta Entertainment") relating to the management of the Propco Properties, the Opco Assets, Green Valley Ranch Resort Spa Casino ("Green Valley Ranch"), and the Wild Wild West (the "Management Agreements").

        The transactions that occurred on the Effective Date are collectively referred to herein as the "Restructuring Transactions."

2. Basis of Presentation and Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in STN's Annual Report on Form 10-K for the year ended December 31, 2010.

        On the Effective Date, the Company adopted fresh-start reporting in accordance with Accounting Standards Codification ("ASC") Topic 852 Reorganizations ("ASC Topic 852"), which results in a new reporting entity for accounting purposes. Fresh-start reporting generally requires resetting the historical net book value of assets and liabilities to their estimated fair values by allocating the entity's enterprise value to its asset and liabilities as of the Effective Date. Certain fair values differed materially from the historical carrying values recorded on Predecessors' balance sheets. As a result of the adoption of fresh-start reporting, the Company's post-emergence condensed consolidated financial statements are prepared on a different basis of accounting than the condensed consolidated financial statements of Predecessors prior to emergence from bankruptcy, including the historical financial statements included in this report, and therefore are not comparable in many respects with Predecessors' historical financial statements. See Note 3 for additional information about the impact of the adoption of fresh-start reporting at June 17, 2011.

        References in this Quarterly Report on Form 10-Q to "Successor" refer to the Company on or after June 17, 2011. STN and Green Valley Ranch Gaming, LLC are referred to herein as "Predecessor" and "GVR Predecessor", respectively, and collectively as the "Predecessors." Similarly, periods before June 17, 2011 are referred to herein as "Predecessor Periods," while the periods beginning June 17, 2011 or thereafter are referred to herein as the "Successor Periods."

        For the periods prior to Effective Date the accompanying condensed consolidated financial statements for the Predecessors were prepared in accordance with ASC Topic 852 which provides accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code. ASC Topic 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Case distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As a result, revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business, including fresh-start adjustments, debt discharge and other effects of the Plans, were reported

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

separately as reorganization items in the condensed consolidated statements of operations of Predecessors. See Note 3 for additional information about reorganization items. ASC Topic 852 also requires that the balance sheet distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities, and requires that cash used for reorganization items be disclosed separately in the statement of cash flows. Accordingly, STN and GVR Predecessor adopted ASC Topic 852 on July 28, 2009 and April 12, 2011, respectively, and have segregated those items as outlined above for all reporting periods subsequent to the respective petition dates.

Prior Period Revisions

        During the quarter ended September 30, 2011, the Company revised the opening condensed consolidated balance sheet of Successor at June 17, 2011 and the condensed consolidated statements of operations and statement of changes in stockholders' equity for the Predecessor Periods ended June 16, 2011 to adjust the fair value estimates used in fresh-start reporting, to revise Predecessors' net reorganization items, and to appropriately reflect Predecessor's net income attributable to noncontrolling interest. The following paragraphs provide additional information about these revisions.

        The fresh-start reporting adjustments reflected in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2011 were based on preliminary estimates of fair value. The Company subsequently finalized its valuation analysis and accordingly, Note 3—Fresh-Start Reporting has been revised to reflect the final estimates of fair value. As a result, the net reorganization items reflected in Predecessors' statements of operations for the period January 1, 2011 through June 16, 2011 increased by approximately $11 million to $3.89 billion and Successor's net assets as of the Effective Date reflect a corresponding increase.

        Subsequent to filing its quarterly report on Form 10-Q for the quarter ended June 30, 2011, the Company determined that net income attributable to noncontrolling interest for the Predecessor Periods from April 1, 2011 through June 16, 2011 and January 1, 2011 through June 16, 2011 should have been reported as $22.5 million and $24.3 million, respectively, instead of $1.9 million and $3.7 million, respectively. The Company has revised Predecessor's statements of operations and statement of changes in stockholders' equity to properly present these amounts. The revision resulted in an increase in net income attributable to noncontrolling interest of $20.7 million and a corresponding decrease in net income attributable to Station Casinos, Inc. stockholders reflected in Predecessor's condensed consolidated statement of operations for the period from January 1, 2011 through June 16, 2011, but had no impact on consolidated net income including noncontrolling interest, consolidated stockholders' equity at June 17, 2011 or Successor's financial statements.

        Management has determined that these revisions are not material corrections to the financial statements of Successor or Predecessors.

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

        The amounts shown in the accompanying condensed consolidated financial statements for STN Predecessor for the periods prior to the Effective Date include the accounts of STN, its wholly owned subsidiaries and MPM, which was 50% owned by STN and required to be consolidated because STN was

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

the primary beneficiary of MPM. STN's investments in all other 50% or less owned affiliated companies were accounted for under the equity method.

        For the Company and STN Predecessor, the third party holdings of equity interests are referred to as noncontrolling interests. The portion of net income (loss) attributable to noncontrolling interests is presented separately on the condensed consolidated statements of operations, and the portion of stockholders' deficit or members' equity attributable to noncontrolling interests is presented separately on the condensed consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Significant estimates incorporated into the Company's condensed consolidated financial statements include the fair value determination of assets and liabilities in conjunction with fresh-start reporting, the reorganization valuation, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable and the estimated cash flows used in assessing the recoverability of long-lived assets as well as the estimated fair values of certain assets related to write-downs and impairments, contingencies and litigation, and claims and assessments. Actual results could differ from those estimates.

  Fresh-Start Reporting

        The adoption of fresh-start reporting results in a new reporting entity. Under fresh-start reporting, all assets and liabilities are recorded at their estimated fair values and the Predecessors' accumulated deficit is eliminated. In adopting fresh-start reporting, the Company is required to determine its reorganization value, which represents the fair value of the entity before considering its interest-bearing debt.

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

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  Restricted Cash

        Restricted cash as of September 30, 2011 primarily represents escrow account balances to be used for the payment of restructuring liabilities.

        Restricted cash as of December 31, 2010 includes cash reserves required in connection with Predecessors' financing transactions, treasury management activities, the CMBS Loans, letter of credit collateralization and regulatory reserves for race and sports book operations, and restrictions placed on Predecessors cash by the Bankruptcy Court.

  Receivables, Net and Credit Risk

        Receivables, net consist primarily of casino, hotel and other receivables, which are typically non-interest bearing. Receivables are initially recorded at cost, and an allowance for doubtful accounts is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is estimated based on a specific review of customer accounts, historical collection experience, the age of the receivable and other relevant factors. Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received. Management does not believe that any significant concentrations of credit risk existed as of September 30, 2011 and December 31, 2010.

  Inventories

        Inventories are stated at the lower of cost or market. Cost is determined on a weighted-average basis.

  Fair Value of Financial Instruments

        The carrying value of our cash and cash equivalents, restricted cash, receivables and accounts payable approximates fair value primarily because of the short maturities of these instruments. As a result of the adoption of fresh-start reporting on the Effective Date, the fair value of long-term debt at September 30, 2011 approximates carrying value.

        See Note 9 for information about the fair value of Predecessor's long-term debt.

  Property and Equipment

        Property and equipment are initially recorded at cost, other than fresh-start adjustments that are recorded at fair value. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Construction in progress is related to the construction or development of property and equipment that have not yet been placed in service for their intended use. Depreciation and amortization for property and equipment commences once it is placed in service.

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

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

make about our assets' estimated useful lives. We determine the estimated useful lives based on our experience with similar assets, engineering studies and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

  Impairment of Long-Lived Assets

        We evaluate our long-lived assets including property and equipment, finite-lived intangible assets and other long-lived assets for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of ASC Topic 360-10 Property, Plant and Equipment. Assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the estimated future cash flows of the asset, on an undiscounted basis, to its carrying value. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value of assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model.

        Inherent in the calculation of fair values are various estimates. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties

  Capitalization of Interest

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

  Goodwill

        We account for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other ("ASC Topic 350"). We test our goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances make it more likely than not that an impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of our 100% owned casino properties is considered to be a reporting unit. Our annual goodwill impairment testing utilizes a two step process. In the first step, we compare the estimated fair value of each reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, then goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its estimated fair value, then the goodwill of the reporting unit is considered to be impaired, and we measure the impairment in the second step of the process. In the second step, we determine the implied fair value of the reporting unit's goodwill by allocating the estimated fair value of the reporting unit determined in step one to the assets and

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

  Indefinite-lived Intangible Assets

        Our indefinite-lived intangible assets include brands and certain license rights. The fair value of brands is estimated using a derivation of the income approach to valuation, based on estimated royalties saved through ownership of the assets. The fair value of license rights is estimated using market indications of fair value. We test our indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances make it more likely than not that an impairment may have occurred. Indefinite-lived intangible assets are not amortized unless it is determined that their useful life is no longer indefinite. We periodically review our indefinite-lived intangible assets to determine whether events and circumstances continue to support an indefinite useful life. If it is determined that an indefinite-lived intangible asset has a finite useful life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset. During the Successor and Predecessor Periods none of our indefinite-lived intangible assets were deemed to have a finite useful life.

  Finite-Lived Intangible Assets

        Our finite-lived intangible assets include customer relationship, management contract, reservation backlog, and beneficial lease intangibles. Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives, and we periodically evaluate the remaining useful lives of these intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

        The customer relationship intangible asset refers to the value associated with our rated casino guests. The initial fair value of the customer relationship intangible asset was based on the projected net cash flows associated with these casino guests, and is amortized using the straight-line method over its estimated useful life. The customer relationship intangible asset is reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Increased competition within the gaming industry or a downturn in the economy could have an impact on our customer relationship intangible asset. Declines in customer spending which would impact the expected future cash flows associated with our rated casino guests, declines in the number of customer visits which could impact the expected attrition rate of our rated casino guests or an erosion of our operating margins associated with our rated casino guests could cause the carrying value of the customer relationship asset to exceed its estimated fair value. In this event an impairment would be recognized as the difference between the estimated fair value and the carrying value.

        Management contract intangible assets refer to the value associated with management agreements under which we provide management services to various casino properties, including casinos operated by joint ventures in which we hold a 50% equity interest, and certain Native American casinos that we have developed or are currently developing. The fair values of these management contract intangibles were established using discounted cash flow techniques based on estimated future cash flows expected to be received in exchange for providing management services. Management contract intangible assets are amortized using the straight-line method over their expected useful lives beginning when the property commences operations and management fees are being earned.

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  Native American Development Costs

        We incur certain costs associated with development and management agreements entered into with Native American tribes (the "Tribes"). In accordance with the accounting guidance for costs and initial rental operations of real estate projects, costs for the acquisition and related development of the land and the casino facilities are capitalized as long-term assets until such time as the assets are transferred to the Tribe at which time a long term receivable is recognized.

        In accordance with the accounting guidance for capitalization of interest costs, we capitalize interest to the project once a "Notice of Intent" (or the equivalent) to transfer the land into trust has been issued by the United States Department of the Interior ("DOI"), signifying that activities are in progress to prepare the asset for its intended use.

        We earn a return on the costs incurred for the acquisition and development of the projects based upon the costs incurred over the development period of the project. In accordance with the accounting guidance for sales of real estate, we recognize the return when the facility is complete and collectability of the receivable is reasonably assured. Due to the uncertainty surrounding the estimated cost to complete and the collectability of the stated return, we defer the return until the gaming facility is complete and transferred to the Tribe and the resulting receivable has been repaid. Repayment of the resulting advances would be from a refinancing by the Tribe, from the cash flow of the gaming facility, or both.

        We evaluate our Native American development costs for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of ASC Topic 360-10. We evaluate each project for impairment whenever events or changes in circumstances indicate that the carrying amount of the project might not be recoverable, taking into consideration all available information. Among other things, we consider the status of the project, any contingencies, the achievement of milestones, any existing or potential litigation, and regulatory matters when evaluating our Native American projects for impairment. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted expected future cash flows exceed the carrying value, no impairment is indicated. If the undiscounted expected future cash flows do not exceed the carrying value, then the asset is written down to its estimated fair value, with fair value typically estimated based on a discounted future cash flow model or market comparables, when available. We estimate the undiscounted future cash flows of each of our Native American development projects based on a consideration of all positive and negative evidence about the future cash flow potential of the project including, but not limited to, the likelihood that the project will be successfully completed, the status of required approvals, and the status and timing of the construction of the project, as well as current and projected economic, political, regulatory and competitive conditions that may adversely impact the project's operating results.

  Debt Issuance Costs

        Costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense using the effective interest method over the expected terms of the related debt agreements. Debt issuance costs are included in other assets, net on our condensed consolidated balance sheets.

  Advertising

        We expense advertising costs the first time the advertising takes place. Advertising expense is included in selling, general and administrative expenses on the condensed consolidated statements of operations.

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        Advertising expense was as follows (amounts in thousands, unaudited):

		Predecessors
Successor		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Three Months Ended September 30, 2011	Period From June 17, 2011 Through September 30, 2011	Period From January 1, 2011 Through June 16, 2011		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
$5,445	$5,991	$8,784	$1,325	$3,683	$584	$9,360	$1,693

  Preopening

        Preopening expenses represent costs incurred prior to the opening of a project under development and are expensed as incurred. The construction phase of a major project typically covers a period of 12 to 24 months. The majority of preopening costs are incurred in the three months prior to opening.

  Derivative Instruments

        ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), provides accounting and disclosure requirements for derivatives and hedging activities. As required by ASC Topic 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of derivative instruments depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to qualify for hedge accounting. All derivative instruments held by the Company qualify for and are designated as cash flow hedging relationships, which are intended to hedge the Company's exposure to variability in expected future cash flows related to interest payments. See Note 10 for further discussion of the Company's derivative and hedging activities and the related accounting.

  Revenues and Promotional Allowances

        We recognize the net win from gaming activities as casino revenues, which is the difference between gaming wins and losses. All other revenues are recognized as the service is provided. Our Boarding Pass player rewards program (the "Program") allows customers to redeem points earned from their gaming activity at all of our Las Vegas area properties for complimentary slot play, food, beverage, rooms, entertainment, merchandise and cash. At the time points are redeemed for complimentaries under the Program, the retail value is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses.

        We also record a liability for the estimated cost of the outstanding points under the Program that we believe will ultimately be redeemed. The estimated cost of the outstanding points under the Program is calculated based on the total number of points earned but not yet achieving necessary redemption levels, converted to a redemption value times the average cost. The redemption value is estimated based on the average number of points needed to redeem for rewards. The average cost is the incremental direct departmental cost for which the points are anticipated to be redeemed. When calculating the average cost we use historical point redemption patterns to determine the redemption distribution between gaming, food, beverage, rooms, entertainment, merchandise and cash, as well as estimated breakage.

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

        In addition, on the Effective Date, the Company and certain of its affiliates entered into management agreements for substantially all of the Company's operations with subsidiaries of Fertitta Entertainment, which is owned by affiliates of Frank J. Fertitta III, the Company's Chief Executive Officer, President and a member of its board of managers, and Lorenzo J. Fertitta, a member of our board of managers. Affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta also own 45% of the units of Station Holdco LLC and 49.9% of the units of Station Voteco LLC. The management agreements have a term of 25 years and provide that subsidiaries of Fertitta Entertainment will receive an annual base management fee equal to two percent of gross revenues attributable to the managed properties and an annual incentive management fee equal to five percent of positive earnings before interest, taxes, depreciation and amortization ("EBITDA") for the managed properties. In connection with the Company's agreement to provide certain management and transition services to Aliante Gaming, Fertitta Entertainment has agreed to provide such management and transition services on behalf of the Company and the Company has agreed to pay any and all management fees received by the Company from Aliante Gaming to Fertitta Entertainment.

        We have entered into various other related party transactions, which consist primarily of lease payments related to ground leases at Boulder Station and Texas Station.

        Additionally, we occasionally purchase tickets and closed circuit viewing rights to events held by Zuffa, LLC ("Zuffa") which is the parent company of the Ultimate Fighting Championship and is owned by Frank J. Fertitta III and Lorenzo J. Fertitta.

  Share-Based Compensation

        We account for share-based payment awards in accordance with ASC Topic 718, Compensation—Stock Compensation, which requires that share-based payment expense be measured at the grant date based on the fair value of the award and recognized over the requisite service period.

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

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  Recently Issued Accounting Standards

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). This statement requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. This guidance is effective for interim and annual periods beginning after December 15, 2011. ASU 2011-05 also requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The guidance requires changes in presentation only and will have no impact on the Company's financial position or results of operations.

        On September 15, 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment ("ASU 2011-08"). Under the amendments in ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The adoption of ASU 2011-08 is not expected to have a material impact on the Company's financial position or results of operations.

3. Fresh-Start Reporting

        The Company adopted fresh-start reporting on the Effective Date in accordance with ASC Topic 852. The Company was required to apply the fresh-start reporting provisions of ASC Topic 852 to its financial statements because (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims, and (ii) the holders of existing voting shares of STN immediately before confirmation received less than 50 percent of the voting shares of the emerging entity. Under ASC Topic 852, application of fresh-start reporting is required on the date on which a plan of reorganization is confirmed by a bankruptcy court and all material conditions to the plan of reorganization are satisfied. All material conditions to the Plans were satisfied as of June 17, 2011.

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

3. Fresh-Start Reporting (Continued)

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

3. Fresh-Start Reporting (Continued)

        The implementation of the Plans and the effects of the consummation of the transactions contemplated therein and the effects of the adoption of fresh-start reporting on Predecessors' condensed consolidated balance sheets at June 17, 2011, which resulted in the opening condensed consolidated balance sheet of the Successor at June 17, 2011, are shown below (in thousands, unaudited):

	Predecessors				Successor
	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC			Station Casinos LLC
			Effects of the Plan (a)	Fresh-Start Reporting Adjustments (b)
	June 17, 2011				June 17, 2011
ASSETS
Current assets:
Cash and cash equivalents	$242,392	$44,355	$(173,597)	$—	$113,150
Other current assets	349,124	6,903	(263,305)	—	92,722

Total current assets	591,516	51,258	(436,902)	—	205,872
Property and equipment, net	2,457,493	418,600	—	(595,944)	2,280,149
Goodwill	124,313	—	—	70,820	195,133
Native American note receivable	21,257	—	—	11,272	32,529
Intangible assets, net	270,926	—	—	(49,586)	221,340
Land held for development	240,836	—	—	(10,936)	229,900
Investments in joint ventures	4,647	—	—	5,607	10,254
Native American development costs	179,543	—	—	(113,843)	65,700
Other assets, net	56,798	4,012	—	(8,337)	52,473

Total assets	$3,947,329	$473,870	$(436,902)	$(690,947)	$3,293,350

LIABILITIES AND MEMBERS'/STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current portion of long-term debt	$242,376	$172	$(227,721)	$—	$14,827
Other current liabilities	133,024	9,685	21,442	—	164,151

Current liabilities:	375,400	9,857	(206,279)	—	178,978
Long-term debt, less current portion	7,769	1,695	2,207,565	—	2,217,029
Deferred income taxes, net	103,659	—	(103,659)	—	—
Investments in joint ventures, deficit	362,086	—	(361,896)	(190)	—
Other long-term liabilities, net	14,201	—	(5,389)	—	8,812

Total liabilities not subject to compromise	863,115	11,552	1,530,342	(190)	2,404,819

Liabilities subject to compromise	5,997,182	904,277	(6,901,459)	—	—

Total liabilities	6,860,297	915,829	(5,371,117)	(190)	2,404,819

Commitments and contingencies
Members'/ stockholders' equity (deficit):
Predecessor stockholders'/members' deficit	(2,914,963)	(441,959)	4,079,735	(722,813)	—
Additional paid-in capital of Station Casinos LLC	—	—	844,980	—	844,980

Station Casinos LLC members' equity	(2,914,963)	(441,959)	4,924,715	(722,813)	844,980

Noncontrolling interest	1,995	—	9,500	32,056	43,551

Total members'/stockholders' (deficit) equity	(2,912,968)	(441,959)	4,934,215	(690,757)	888,531

Total liabilities and members'/stockholders' (deficit) equity	$3,947,329	$473,870	$(436,902)	$(690,947)	$3,293,350

(a)
Represents amounts recorded as of the Effective Date for the consummation of the Plans, including the settlement of liabilities subject to compromise, elimination of certain affiliate balances among the Predecessors, the issuance of new indebtedness and related cash payments, the payment of fees and costs related to the Restructuring Transactions, and the issuance of voting units and non-voting units of the Company.

(b)
Reflects the adjustment of the carrying values of assets and liabilities to fair value, or other measurement as specified in the accounting guidance related to business combinations.

3. Fresh-Start Reporting (Continued)

        The following table summarizes the net gain (loss) on reorganization and related items and fresh-start reporting adjustments for the periods indicated:

	Predecessors
	Three Months Ended September 30, 2010
	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Adjustment of swap carrying values to expected amounts of allowed claims	$1,447	$—
Professional fees and expenses and other	(22,718)	—

Total net reorganization items and fresh-start reporting adjustments	$(21,271)	$—

	Predecessors
	Period From January 1, 2011 Through June 16, 2011		Nine Months Ended September 30, 2010
	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Discharge of liabilities subject to compromise	$4,066,026	$590,976	$—	$—
Fresh-start reporting adjustments	(789,464)	66,651	—	—
Write-off of debt discount and debt issuance costs	—	2,992	—	—
Adjustment of swap carrying values to expected amounts of allowed claims	—	—	(4,375)	—
Professional fees and expenses and other	(16,567)	(25,620)	(74,090)	—

Total net reorganization items and fresh-start reporting adjustments	$3,259,995	$634,999	$(78,465)	$—

4. Pro Forma Results of Operations

        The following table presents unaudited pro forma results of operations as if the Restructuring Transactions had occurred at the beginning of the earliest period reported (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$282,398	$267,293	$874,696	$836,381
Operating income (loss)	26,440	(215,625)	111,215	(122,644)
Net loss	(18,370)	(260,711)	(24,714)	(254,543)

5. Property and Equipment

        Property and equipment consists of the following (amounts in thousands):

		Successor	Predecessors
			Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Estimated life (years)	September 30, 2011	December 31, 2010
		(unaudited)
Land	—	$205,100	$413,933	$27,179
Buildings and improvements	10-55	1,880,968	2,161,028	450,089
Furniture, fixtures and equipment	2-7	189,748	574,030	135,514
Construction in progress	—	19,134	20,273	584

		2,294,950	3,169,264	613,366
Accumulated depreciation and amortization		(34,518)	(663,501)	(186,568)

Property and equipment, net		$2,260,432	$2,505,763	$426,798

        At September 30, 2011 and December 31, 2010, substantially all property and equipment is pledged as collateral for long-term debt.

6. Goodwill and Other Intangible Assets

        The Company recognized goodwill of $195.1 million as a result of the Restructuring Transactions, and the goodwill of STN was eliminated in accordance with the accounting guidance for fresh-start reporting. The Company's goodwill represents the portion of the reorganization value that is not attributable to specific tangible or identified intangible assets. Following are the changes in the carrying amount of goodwill for the period from January 1, 2011 through June 16, 2011, and for the year ended December 31, 2010 (amounts in thousands):

	Successor	Predecessors		Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming LLC	Station Casinos, Inc.	Green Valley Ranch Gaming LLC
	Period From June 17, 2011 Through September 30, 2011	Period From January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010
Balance at beginning of the period:
Goodwill	$195,133	$2,986,993	$—	$2,986,993	$—
Accumulated impairment losses	—	(2,862,680)	—	(2,802,294)	—

Goodwill, net of accumulated impairment losses	195,133	124,313	—	184,699	—
Changes in carrying amount during the period:
Elimination of Predecessors' goodwill in fresh-start reporting	—	(124,313)	—	—	—
Impairment losses recognized during the period	—	—	—	(60,386)	—

	—	(124,313)	—	(60,386)	—

Balance at end of the period:
Goodwill	$195,133	$—	$—	$2,986,993	$—
Accumulated impairment losses	—	—	—	(2,862,680)	—

Goodwill, net of accumulated impairment losses	$195,133	$—	$—	$124,313	$—

6. Goodwill and Other Intangible Assets (Continued)

        Intangible assets, net consist of the following (amounts in thousands):

	Successor
	September 30, 2011 (unaudited)
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	300	—	300
Customer relationships	15	22,800	(439)	22,361
Management contracts	7-20	115,000	(2,977)	112,023
Beneficial leases	2-10	3,990	(211)	3,779
Other	1-2	2,050	(258)	1,792

		$221,340	$(3,885)	$217,455

	Predecessor
	Station Casinos, Inc.
	December 31, 2010
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Brands	Indefinite	$214,791	$—	$(115,237)	$99,554
License rights	Indefinite	4,531	—	(4,190)	341
Customer relationships	15	268,961	(18,942)	(241,363)	8,656
Management contracts	3-20	521,464	(127,957)	(229,534)	163,973
Other	1	8,654	(8,654)	—	—

		$1,018,401	$(155,553)	$(590,324)	$272,524

        The intangible asset for customer relationships refers to the value associated with our rated casino guests. The Company amortizes its finite-lived intangible assets, including its customer relationship intangible asset, using the straight-line method over their estimated useful lives. The aggregate amortization expense for those assets that are amortized under the provisions of ASC Topic 350 was approximately $3.7 million and $3.9 million for the three months ended September 30, 2011 and for the Successor period from June 17, 2011 through September 30, 2011, respectively. Predecessor's aggregate amortization expense for finite-lived intangible assets was $1.6 million for the period from January 1 through June 16, 2011, and $14.2 million and $42.4 million for the three and nine months ended September 30, 2010, respectively. Estimated amortization expense for intangible assets for the period October 1, 2011 through December 31, 2011, and the years ended December 31, 2012, 2013, 2014, and 2015 is anticipated to be approximately $3.2 million, $13.0 million, $12.5 million, $11.7 million, and $11.7 million, respectively.

7. Investments in Joint Ventures

        The Company has various investments in 50% owned joint ventures in Las Vegas, Nevada, which are accounted for under the equity method. Under the equity method, original investments are initially recorded at cost and adjusted by the investor's share of earnings, losses and distributions of the joint ventures. The carrying value of investments may be reduced below zero, resulting in a deficit investment balance, when the investor is committed to provide further financial support for the investee. The investment balance also includes the effect of any previously recognized impairment charges.

7. Investments in Joint Ventures (Continued)

  Successor

        The Company holds 50% equity investments in Barley's, The Greens and Wildfire Lanes, which are managed by the Company on behalf of the joint ventures. The Company also owns a 50% investment in Losee Elkhorn Properties, LLC which owns undeveloped land in North Las Vegas. As a result of fresh-start reporting, on the Effective Date the carrying values of these investments were adjusted to their fair values, which totaled approximately $10.3 million. These investments are not, in the aggregate, material in relation to the Company's financial position or results of operations. Operating earnings from joint ventures is shown as a separate line item after operating income, and interest and other expense from joint ventures is shown as a separate component under other expense on the Company's condensed consolidated statements of operations.

  Predecessor

        STN's investments in joint ventures consist of the following (amounts in thousands):

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

        For the Predecessor Periods, interest and other expense from joint ventures includes Predecessor's 50% interest in the mark-to-market valuation of certain joint ventures' interest rate swaps that were not

7. Investments in Joint Ventures (Continued)

designated as hedging instruments for accounting purposes. The following table identifies Predecessor's total equity earnings (loss) from joint ventures (amounts in thousands, unaudited):

	Predecessor
	Station Casinos, Inc.
	Three Months Ended September 30, 2010	Period From January 1, 2011 Through June 16, 2011	Nine Months Ended September 30, 2010
Operating loss from joint ventures	$(4,975)	$(945)	$(2,762)
Interest and other expense from joint ventures	(11,126)	(15,452)	(55,750)

Net loss from joint ventures	$(16,101)	$(16,397)	$(58,512)

        Summarized balance sheet information for STN's joint ventures is as follows (amounts in thousands):

Predecessor
Station Casinos, Inc.
December 31, 2010
Current assets	$113,439
Property and equipment and other assets, net	1,044,629
Current liabilities	1,362,724
Long-term debt and other liabilities	499,990
Members' deficit	(704,646)

        Summarized results of operations for STN's joint ventures are as follows (amounts in thousands, unaudited):

	Predecessor
	Station Casinos Inc.
	Three Months Ended September 30, 2010	Period From January 1, 2011 Through June 16, 2011	Nine Months Ended September 30, 2010
Net revenues	$99,423	$194,554	$311,416
Operating costs and expenses	115,676	177,685	333,755

Operating (loss) income	(16,253)	16,869	(22,339)
Interest and other expense, net	(31,486)	(70,858)	(141,270)

Net loss	$(47,739)	$(53,989)	$(163,609)

        As of December 31, 2010, STN had received distributions from joint ventures in excess of equity earnings.

8. Native American Development and Note Receivable

  The Federated Indians of Graton Rancheria

        On April 22, 2003, Predecessor entered into development and management agreements with the Federated Indians of Graton Rancheria (the "FIGR"), a federally recognized Native American tribe.

8. Native American Development and Note Receivable (Continued)

Pursuant to those agreements, the Company will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected Predecessor to assist them in designing, developing and financing their project, and upon opening, the Company will manage the facility on behalf of the FIGR. As currently contemplated and as described in the Record of Decision for the environmental impact statement, the project would have a total of approximately 535,000 square feet of space, of which approximately 110,000 square feet will be casino, and the remainder of which will be non-casino space, and may include a hotel, banquet and meeting space, multiple bars, a food court and various dining options.

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

        The Company has agreed to provide certain advances for the development of the project, including, but not limited to, monthly payments to the FIGR, professional fees, consulting services, mitigation costs and design and pre-construction services fees. The Company has agreed to assist the FIGR in obtaining third-party financing for the project, however we do not expect such financing will be obtained until shortly before the project commences construction, and as such, the timing of obtaining the financing is uncertain. In addition, there can be no assurance that we will be able to obtain third-party financing for the project on acceptable terms or at all. Prior to obtaining such financing, the Company will contribute significant financial support to the project, and through September 30, 2011, the Company and Predecessor have advanced approximately $151.2 million toward the development of the project, primarily to complete the environmental impact study and secure real estate for the project. and the carrying value of these advances is included in Native American development costs on the Company's condensed consolidated balance sheets. Predecessor began capitalizing expenditures toward the project in 2003. Advances bear interest at a rate equal to the Company's weighted cost of capital and are expected to be repaid from the proceeds of the third-party financing or from the FIGR's gaming revenues, however there can be no assurance that the advances will be repaid. With the adoption of fresh-start reporting, the carrying value of the advances were adjusted to fair value. Through September 30, 2011, Predecessor paid approximately $2.0 million in payments related to the achievement of certain milestones, which were expensed as incurred, and the Company has no further commitments to pay milestone payments on this project.

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

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park (the "MOU") under which the FIGR agreed to make certain contributions and community investments to mitigate various impacts that may arise in connection with the project, in exchange for the city's support of the project and its agreement to expend the contributions in accordance with the terms of

8. Native American Development and Note Receivable (Continued)

the MOU. The MOU has a term of 20 years and is subject to automatic renewals. Under the terms of the MOU, the FIGR agreed to pay a total of approximately $17.7 million in one-time contributions, plus approximately $9.7 million in recurring annual contributions for as long as the MOU remains in effect. The contributions and community investments are designated to mitigate the impact of the project on transportation and traffic, fire protection and emergency services, law enforcement, problem gambling, schools, housing, waterways, and other impacts on the community. The FIGR's obligation to pay many of the contributions and community investments is contingent upon certain future events including commencement of project construction, completion of project construction, and opening of the project.

        In August 2005, Predecessor purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, Predecessor purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. The site is easily accessible via Wilfred Avenue and Business Park Drive, and will have multiple points of ingress and egress. In March 2008, it was determined that approximately 252 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Predecessor. Over the period of May 2007 through June 2008, Predecessor purchased an additional 11 acres of land adjacent to the 23-acre site, bringing the total land retained for development by the Company to 34 acres.

8. Native American Development and Note Receivable (Continued)

        On May 7, 2008, the Department of Interior ("DOI") published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of the FIGR. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, the Stop The Casino 101 Coalition and certain individuals filed a complaint (the "Complaint") in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint sought judicial review of the Determination. On November 17, 2008, the federal defendants and the FIGR filed their respective motions to dismiss the Complaint for lack of jurisdiction and failure to state a claim. In response, the plaintiffs filed a motion for leave to amend their Complaint, which was granted on January 26, 2009. The DOI and the FIGR filed motions to dismiss the amended Complaint on February 20, 2009, and on March 27, 2009, a hearing was held to argue such motions. On April 21, 2009, the DOI and FIGR's motions to dismiss were granted. On June 8, 2009, the plaintiffs filed an appeal (the "Appeal") in the United States Court of Appeals for the Ninth Circuit (the "Court of Appeals"), and the DOI agreed to voluntarily stay the taking of the site into trust pending resolution of the Appeal. The plaintiffs filed their opening briefs on October 26, 2009. On November 4, 2009, the DOI filed an unopposed motion to expedite the oral argument. The DOI and FIGR then filed their answering briefs on November 25, 2009. The plaintiffs responded by filing reply briefs on December 28, 2009. Oral arguments were heard on April 15, 2010, and on June 3, 2010, the Court of Appeals affirmed the district court's dismissal of the Complaint. On July 19, 2010, the plaintiffs filed a petition for rehearing en banc. The Court of Appeals denied plaintiffs' petition on August 11, 2010. Notwithstanding the fact that plaintiffs' complaint was dismissed and land has been taken into trust for the FIGR, opponents of the project may still seek to exercise legal remedies to delay or stop the project.

        On October 1, 2010, the Bureau of Indian Affairs of the U.S. Department of the Interior (the "BIA") accepted approximately 254 acres of land owned by Predecessor into trust on behalf of the FIGR for the development of the project.

        On October 1, 2010, the NIGC informed Predecessor and the FIGR that the NIGC approved the management agreement by and between the FIGR and Predecessor for Class II gaming at the planned gaming and entertainment facility. Class II gaming includes games of chance such as bingo, pull-tabs, tip jars and punch boards (and electronic or computer-aided versions of such games), and non-banked card games. A banked game is one in which players compete against the licensed gaming establishment rather than against one another. The FIGR and the Company may also pursue approval of Class III gaming, which would permit casino-style gaming at the planned facility, including banked table games, such as blackjack, craps and pai gow, and gaming machines such as slots, video poker, lotteries and pari-mutuel wagering. Pari-mutuel wagering is a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers. Class III gaming would require an approved compact (a "Class III Gaming Compact") with the State of California and approval by the NIGC of a modification to the existing management agreement, or a new management agreement, permitting Class III, or casino-style, gaming. There can be no assurance that the project will be able to obtain, in a timely fashion or at all, the approvals from the State of California and the NIGC that are necessary to conduct Class III, or casino-style, gaming at the facility.

        The following table outlines our evaluation at September 30, 2011 of each of the critical milestones necessary to complete the FIGR project. Both positive and negative evidence was considered in our evaluation.

As of September 30, 2011
Federally recognized as a tribe by the (BIA)	Yes
Date of recognition	Federal recognition was terminated during the 1950's and restored on December 27, 2000. There is currently no evidence to suggest that recognition might be terminated in the future.
Tribe has possession of or access to usable land upon which the project is to be built	Yes, on October 1, 2010 the DOI accepted approximately 254 acres of land for the project into trust on behalf the FIGR.
Status of obtaining regulatory and governmental approvals:
Tribal-State Compact	A compact is not required for Class II gaming, however the FIGR may elect to pursue a tribal-state compact for Class III gaming.
Approval of gaming compact by DOI	No compact approval by DOI is required for Class II gaming, however if the FIGR elect to pursue a Class III gaming compact, DOI approval of such a compact would be required.
Approval of management agreement by NIGC	Yes
Date	October 1, 2010
DOI accepting usable land into trust on behalf of the tribe	Yes
Date	October 1, 2010
Gaming licenses:
Type	Class II

As of September 30, 2011
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

Date of city agreement	October 14, 2003
County and other agreements	We anticipate that the FIGR will enter into memoranda of understanding with, among others, Sonoma County and the California Department of Transportation, relating to impact mitigation.

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

        We have evaluated the likelihood that the FIGR project will be successfully completed and opened, and have concluded that at September 30, 2011, the likelihood of successful completion is in the range of 80% to 90%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including the status of required regulatory approvals, and the progress being made toward the achievement of all milestones and the likelihood of successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that such changes will not be material. In addition, there can be no assurance that we will recover all of our investment in the project even if it is successfully completed and opened for business.

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

        As currently contemplated, the project is expected to include approximately 2,000 slot machines and approximately 60 table games, a hotel and several restaurants. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of a gaming compact with the State of California, the

BIA accepting the land into trust on behalf of the Mono and approval of the management agreement by the NIGC.

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

        On August 6, 2010, the BIA published notice in the Federal Register that the environmental impact statement for the Mono's casino and resort project had been finalized and is available for review. On September 1, 2011, the Assistant Secretary of the Interior for Indian Affairs issued his determination that gaming on the proposed site would be in the best interest of the Mono and would not be detrimental to the surrounding community. The Governor of California must now concur in the Assistant Secretary's determination. In the event the Governor concurs, the Assistant Secretary will be able to proceed with a final decision on having the land taken into trust for gaming purposes. Notice of the trust decision would be published in the Federal Register together with the record of decision finalizing the environmental review process. Notwithstanding the Secretary's decision, opponents of the project may still seek to exercise their legal remedies to delay or stop the project.

        Under the terms of the development agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining third-party financing, we will contribute significant financial support to the project. Our advances are expected to be repaid from the proceeds of the third-party financing or from the Mono's gaming revenues, however there can be no assurance that the advances will be repaid. Predecessor began capitalizing reimbursable advances related to this project in 2003. Through September 30, 2011, advances toward the development of the project totaled approximately $17.1 million, primarily to complete the environmental impact study and secure real estate for the project, and the carrying value of these advances is included in Native American development costs on the Company's condensed consolidated balance sheets. Reimbursable advances by Predecessor and the Company to the Mono bear interest at the prime rate plus 1.5%. With the adoption of fresh-start reporting, the carrying value of the advances were adjusted to fair value. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through September 30, 2011, none of these payments had been made.

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

        The following table outlines our evaluation at September 30, 2011 of each of the critical milestones necessary to complete the Mono project. Both positive and negative evidence was considered during our evaluation.

As of September 30, 2011
Federally recognized as a tribe by the BIA	Yes
Date of recognition	Federal recognition was terminated in 1961 and restored in 1983. There is currently no evidence to suggest that recognition might be terminated in the future.
Tribe has possession of or access to usable land upon which the project is to be built	The Company has acquired usable land for the development of this project on behalf of the Mono. The land has not, however, been accepted into trust for the Mono by the BIA.
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
Record of decision regarding environment impact published by BIA

ROD regarding the Environmental Impact Statement for the project has not yet been published by the BIA. We cannot predict the timing of the issuance of the ROD. There is currently no evidence to suggest that a favorable ROD will not be issued.

As of September 30, 2011
BIA accepting usable land into trust on behalf of the tribe

It is anticipated that the land will be accepted into trust by the DOI after the issuance of the ROD. We cannot, however, predict when these events will occur. There is currently no evidence to indicate that the land will not be accepted into trust.

Approval of management agreement by NIGC	Approval of the management agreement by the NIGC is expected to occur following the BIA's acceptance of the land into trust.
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

        We have evaluated the likelihood that the Mono project will be successfully completed and opened, and have concluded that at September 30, 2011, the likelihood of successful completion is in the range of 60% to 70%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that we will recover all of our investment in the project even if it is successfully completed and opened for business.

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

        Under the terms of the development agreement, Predecessor agreed to arrange the financing for the ongoing development costs and construction of the facility. Through September 30, 2011, advances to the MITCR toward development of the project totaled approximately $11.9 million, primarily to complete the environmental assessment and secure real estate for the project. The advances to the MITCR bear interest at prime plus 2%, and are to be repaid from the proceeds of third-party project financing or from the MITCR's gaming revenues. In addition, Predecessor agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. Through September 30, 2011, $50,000 of these payments had been made by Predecessor and were expensed as incurred. In 2009, all amounts that were advanced to the MITCR were written off by Predecessor due to changes in the economic climate which resulted in a revision of the expected potential of the project. Prior to the Effective Date, Predecessor discontinued funding for the development of the facility and we anticipate terminating the agreements.

  Gun Lake Tribe

        We manage the Gun Lake Casino ("Gun Lake") in Allegan County, Michigan, on behalf of the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe. The Gun Lake Casino, which opened in February 2011, is located on approximately 147 acres on U.S, Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan, and includes approximately 1,400 slot machines, 28 table games and various dining options.

        On November 13, 2003, Predecessor agreed to purchase a 50% interest in MPM Enterprises, L.L.C., a Michigan limited liability company. On July 31, 2000, MPM entered into development and management agreements with the Gun Lake Tribe, pursuant to which MPM agreed to assist the tribe in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. The Sixth Amended and Restated Management Agreement dated July 12, 2010 (the "Gun Lake Management Agreement") has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM operating agreement, the Company's portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

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

        In accordance with the development agreement, MPM made reimbursable advances to Gun Lake for the development of the project. Approximately $42.8 million of the advances, including principal and accrued interest, were repaid in July 2010 from the proceeds of the project's third-party financing. At the project's opening date, $21.3 million in reimbursable development costs remained outstanding. Upon opening of the facility and transfer of the project to the Gun Lake Tribe, this amount was reclassified to Native American notes receivable on Predecessor's condensed consolidated balance sheet. With the adoption of fresh-start reporting, the carrying value of the note was adjusted to $32.5 million, which represented fair value. During the three months ended September 30, 2011, Gun Lake repaid an additional $10 million on the note. The note is collateralized by substantially all of the assets of the project other than real property, and is subordinate to Gun Lake's senior secured debt. The note receivable bears interest at a variable rate equal to the rate charged by Gun Lake's senior secured lenders, which is a variable rate equal to LIBOR plus 9.5% (subject to a minimum LIBOR of 2.5%) or an alternate base rate plus 8%, at the election of the borrower. Under the terms of the note receivable, principal and accrued interest are scheduled to be repaid over a thirty-six month period beginning four years after opening of the project, however repayment could occur sooner if the project generates sufficient excess cash flow to fund such prepayment. In addition, Gun Lake's senior secured lenders may decline certain scheduled payments on their loans, and subject to certain limitations, proceeds not accepted by the senior secured lenders may be used to repay MPM's note receivable. The $10.0 million received during the quarter ended September 30, 2011 was the result of the senior secured lenders electing to not receive a scheduled amortization payment. If the note is prepaid within 30 months of the commencement of gaming at the project, the interest rate will be retroactively reduced to the prime rate plus 2%. Based on the operating results of Gun Lake since opening in February 2011, our best estimates of the expected future operating results of the project, and our consideration of all positive and negative evidence related to the long-term potential of the Gun Lake project, we believe that our note receivable from Gun Lake will be repaid in accordance with the terms of the arrangement.

9. Long-term Debt and Liabilities Subject to Compromise

Successor

        Long-term debt consists of the following (amounts in thousands):

Successor
September 30, 2011
(unaudited)
Propco Term Loan Tranche B-1, due June 17, 2016, interest at a margin above LIBOR or base rate (3.24% at September 30, 2011), net of unamortized discount of $26.4 million	$173,148
Propco Term Loan Tranche B-2, due June 17, 2016, interest at a margin above LIBOR or base rate (4.24% at September 30, 2011), net of unamortized discount of $80.9 million	667,186
Propco Term Loan Tranche B-3, due June 17, 2016, interest at a margin above LIBOR or base rate (2.16% at September 30, 2011) or at lenders' option, interest may be converted to a fixed rate that will be determined pursuant to a previously agreed formula at the time of conversion, net of unamortized discount of $133.8 million	491,161
Propco Revolver due June 17, 2016, interest at a margin above LIBOR or base rate (3.48% at September 30, 2011), net of unamortized discount of $8.5 million	71,317
Opco Term Loan, due June 17, 2016, interest at a margin above LIBOR or base rate (3.23% at September 30, 2011), net of unamortized discount of $45.1 million	372,907
Opco Revolver, due June 17, 2016, interest at a margin above LIBOR or base rate (5.25% at September 30, 2011)	3,500
GVR First Lien Term Loan, due June 17, 2016, interest at a margin above LIBOR or base rate (6.25% at September 30, 2011)	209,463
GVR First Lien Revolver, due June 17, 2016, interest at a margin above LIBOR or base rate (7.00% at September 30, 2011)	1,600
GVR Second Lien Term Loan, due June 17, 2017, interest at a margin above LIBOR or base rate (10.00% at September 30, 2011)	90,000
Restructured Land Loan, due June 16, 2016, interest at a margin above LIBOR or base rate (3.74% at September 30, 2011), net of unamortized discount of $17.9 million	87,901
Other long-term debt, weighted-average interest of 4.07% at September 30, 2011, maturity dates ranging from 2012 to 2027	51,555

Total long-term debt	2,219,738
Current portion of long-term debt	(17,623)

Total long-term debt, net	$2,202,115

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

  Propco Credit Agreement

        As of the Effective Date, the Company, as borrower, entered into the Propco Term Loan and the Propco Revolver. The Propco Term Loan has three tranches. Tranche B-1 has a principal amount of $200 million, Tranche B-2 has a principal amount of $750 million and Tranche B-3 has a principal amount of $625 million. The initial maturity date of the loans made under the Propco Credit Agreement will be on the fifth anniversary of the Effective Date but may be extended for two additional one-year periods, subject to the absence of defaults, accuracy of representations and warranties, payment of an extension fee equal to 1.00% of the outstanding principal amount of Tranche B-1, Tranche B-2 and Tranche B-3 loans, plus the revolving credit commitments, for each extension, and pro forma compliance with total leverage and interest coverage ratios. Interest will accrue on the principal balance of the outstanding amounts under the Propco Revolver at the rate per annum, as selected by the Company, of not more than LIBOR plus 3.00% or base rate plus 2.00%. Additionally, the Company is subject to a fee of 0.50% for the unfunded portion of the Propco Revolver. Interest will accrue on the principal balance of the outstanding amounts under the Tranche B-1 loans at the rate per annum, as selected by the Company, of not more than LIBOR plus 3.00% or base rate plus 2.00% for the first three years of the term; LIBOR plus 3.50% or base rate plus 2.50% for the fourth and fifth year; LIBOR plus 4.50% or base rate plus 3.50% in the sixth year if the Company elects to exercise the first optional extension of the maturity of the loans; and LIBOR plus 5.50% or base rate plus 4.50% for the seventh year if the Company elects to exercise the second optional

9. Long-term Debt and Liabilities Subject to Compromise (Continued)

extension of the maturity of the loans. The base rate is subject to a floor equal to one-month LIBOR plus 1.00%. Interest will accrue on the Tranche B-2 loan at a rate per annum, as selected by the Company of not more than LIBOR plus 4.00% or base rate plus 3.00%. Interest will accrue on the Tranche B-3 loan at a rate per annum, as selected by the Company, equal to LIBOR plus 1.80% or base rate plus 0.80% for the first year of the term; LIBOR plus 1.81% or base rate plus 0.81% for the second year; LIBOR plus 1.82% or base rate plus 0.82% for the third year; LIBOR plus 3.02% or base rate plus 2.02% for the fourth and fifth years; LIBOR plus 5.37% or base rate plus 4.37% for the sixth year ; and LIBOR plus 7.69% or base rate plus 6.69% from and after the sixth anniversary of the Effective Date. The lenders may elect to fix the interest rate on all or a portion of the Tranche B-3 loan prior to December 31, 2011. The lenders may elect to exchange all or a portion of such fixed rate Tranche B-3 loans for senior unsecured notes in a form suitable for resale under Rule 144A of the Securities Act of 1933, as amended. The Company is required to hedge 50% of the outstanding principal balance of the term loans for a period of no less than three years from the date of entry into the applicable swap. As a result, the Company entered into a floating-to-fixed interest rate swap with a notional amount of $850 million (such notional amount reducing over the life of the arrangement), terminating July 1, 2015, which will effectively convert a portion of its floating-rate debt to a fixed rate. Under the terms of the interest rate swap, the Company will pay a fixed rate of approximately 1.29% and receive one-month LIBOR (See Note 10—Derivative Instruments).

        The Propco Credit Agreement contains certain financial and other covenants, including a total leverage ratio and a minimum interest coverage ratio in each case with testing beginning with the fiscal quarter ending December 31, 2012. The Propco Credit Agreement also limits capital expenditures. The Company is in compliance with all Propco Credit Agreement covenants as of September 30, 2011. The Company is not required to make principal payments prior to maturity of the Propco Credit Agreement other than (a) quarterly payments of an amount equal to 0.25% of the aggregate principal amount of the Tranche B-1 and Tranche B-2 loans outstanding on the Effective Date, (b) prepayments of the Tranche B-1 and Tranche B-2 loans of 75% of excess cash flow, net of a credit for payments made pursuant to (a) above, if the total leverage ratio is equal to or greater than 6.00:1.00, 50% of excess cash flow if the total leverage ratio is less than 6.00:1.00 but greater than or equal to 4.00:1.00, or 25% if the total leverage ratio is less than 4.00:1.00; (c) prepayments with proceeds of certain asset sales, events of loss, incurrence of debt and equity issuances, and (d) prepayments of the Propco Revolver of unrestricted cash in excess of $15 million (which do not permanently reduce the revolving loan commitment) .

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

  Opco Credit Agreement

        As of the Effective Date, a subsidiary of the Company, NP Opco LLC ("Opco"), as borrower, entered into the Opco Credit Agreement consisting of (a) a term loan facility in the principal amount of approximately $435.7 million (the "Opco Term Loan"), and (b) a revolving credit facility in the maximum amount of $25 million, the availability of which is subject to standard continuing conditions (the "Opco Revolver"). Opco has the option, after the first anniversary of the Effective Date, to solicit lending commitments to increase the amount of the Opco Revolver by up to an additional $25 million. The initial maturity date will be on the fifth anniversary of the Effective Date but may be extended for two additional one-year periods, subject to the absence of defaults, accuracy of representations and warranties, payment of a 1% extension fee for each extension, and pro forma compliance with total leverage and interest coverage ratios. Interest shall accrue on the principal balance of loans at the rate per annum, as selected by

9. Long-term Debt and Liabilities Subject to Compromise (Continued)

Opco, of not more than LIBOR plus 3.00% or base rate plus 2.00% for the first three years of the term; LIBOR plus 3.50% or base rate plus 2.50% for the fourth and fifth year; LIBOR plus 4.50% or base rate plus 3.50% for the sixth year if Opco elects to exercise the first optional extension of the maturity of the loans; and LIBOR plus 5.50% or base rate plus 4.50% for the seventh year if Opco elects to exercise the second optional extension of the maturity of the loans. The base rate is subject to a floor equal to one-month LIBOR plus 1.00%. Additionally, Opco is subject to a fee of 0.50% for the unfunded portion of the Opco Revolver. Opco is required to hedge 50% of the outstanding principal balance of its term loan for a period no less than three years from the date of entry into the applicable swap. As a result, Opco entered into a floating-to-fixed interest rate swap with a notional amount of $260.5 million (such notional amount reducing over the life of the arrangement), terminating July 1, 2015, which will effectively convert a portion of its floating-rate debt to a fixed rate. Under the terms of the interest rate swap, Opco will pay a fixed rate of approximately 1.34% and receive one-month LIBOR (See Note 10—Derivative Instruments).

        The Opco Credit Agreement contains certain financial and other covenants. These include a maximum total leverage ratio and a minimum interest coverage ratio, which covenants commence on the earlier of eighteen months after the Effective Date or the date on which aggregate investments by Opco deemed to have been made due to the designation of restricted subsidiaries as unrestricted subsidiaries exceed $10 million. The Opco Credit Agreement also limits capital expenditures. The Company is in compliance with all Opco Credit Agreement covenants as of September 30, 2011. Opco is not required to make principal payments prior to the maturity of the Opco Credit Agreement other than (a) quarterly payments of $663,768 for application to the Opco Term Loans , (b) commencing with the fiscal year ended December 31, 2011, annual prepayments of 75% of excess cash flow, net of a credit for payments made pursuant to (a) above, if the total leverage ratio is equal to or greater than 3.50:1.00, 50% of excess cash flow if the total leverage ratio is less than 3.50:1.00 but greater than or equal to 2.50:1.00, or 25% if the total leverage ratio is less than 2.50:1.00; (c) prepayments with proceeds of certain asset sales, reimbursements of investments, events of loss, incurrence of debt and equity issuances; and (d) prepayments of the Opco Revolver of unrestricted cash in excess of $7.5 million (which do not permanently reduce the revolving loan commitment).

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

9. Long-term Debt and Liabilities Subject to Compromise (Continued)

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

  GVR Credit Agreement

        As of the Effective Date, Station GVR Acquisition, LLC, as borrower ("GVR Borrower"), entered into the GVR First Lien Credit Agreement which consists of a $10 million revolving credit facility (the "GVR Revolver") and a $215 million term loan (the "GVR First Lien Term Loan" and together with the GVR Revolver, the "GVR First Lien Loan") and the GVR Second Lien Credit Agreement consisting of a $90 million term loan (the "GVR Second Lien Loan" and together with the GVR First Lien Loan, the "GVR Loans"). The maturity date of the GVR First Lien Loan will be the fifth anniversary of the Effective Date and the maturity date of the GVR Second Lien Loan will be the sixth anniversary of the Effective Date. The GVR First Lien Term Loan has scheduled quarterly minimum amortization payments in the amount of one percent per annum. There will not be scheduled minimum amortization payments of the second lien term loan prior to final stated maturity. The GVR Loans are subject to customary mandatory prepayments, including sale of equity or issuance of debt and commencing with the fiscal year ended December 31, 2011, annual prepayments of 75% of excess cash flow if the total leverage ratio is equal to or greater than 4.50:1.00, 50% of excess cash flow if the total leverage ratio is less than 4.50:1.00, in each case, to maintenance of minimum liquidity of $3 million. Interest shall accrue on the GVR First Lien Loan at the rate per annum, at the option of the Company of LIBOR plus 4.75% with a 1.50% LIBOR floor or base rate plus 3.75% with a 2.50% base rate floor and interest shall accrue on the GVR Second Lien Loan at the rate per annum, at the option of the Company of LIBOR plus 8.50% with a 1.50% LIBOR floor or a base rate plus 7.50% with a 2.50% base rate floor. The GVR Borrower is required to hedge 50% of the outstanding principal balance of its term loan for a period no less than two years from the date of entry into the applicable swap. As a result, the GVR Borrower entered into a floating-to-fixed interest rate swap with a notional amount of $228.5 million (such notional amount reducing over the life of the arrangement), terminating July 1, 2015, which will effectively convert a portion

9. Long-term Debt and Liabilities Subject to Compromise (Continued)

of its floating-rate debt to a fixed rate. Under the terms of the interest rate swap, the GVR Borrower will pay a fixed rate of approximately 2.03% and receive one-month LIBOR, subject to a minimum of 1.50% (See Note 10—Derivative Instruments).

        The GVR Credit Agreements contain certain financial and other covenants including a maximum total leverage ratio and a fixed charge coverage ratio. The GVR Credit Agreements also limits capital expenditures. The GVR Loans are guaranteed by all subsidiaries of GVR Borrower and its immediate parent company, GVR Holdco 1 LLC ("GVR Holdco") and is secured by first lien and second lien pledges of GVR Borrower equity, together with first and second priority liens on all tangible and intangible assets of GVR Holdco and its subsidiaries that may be pledged as collateral pursuant to applicable law. At September 30, 2011, the GVR Borrower is in compliance with all covenants related to the GVR Credit Agreement.

  Fair Value of Long-term Debt

        As a result of the adoption of fresh-start reporting, the Company adjusted the carrying value of its assets and liabilities to fair value as indicated by the reorganization value at the Effective Date. As a result, the $2.2 billion carrying value of the Company's long-term debt at September 30, 2011 approximates fair value.

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

9. Long-term Debt and Liabilities Subject to Compromise (Continued)

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

9. Long-term Debt and Liabilities Subject to Compromise (Continued)

  Liabilities Subject to Compromise

        Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors without approval of the Court. In accordance with ASC Topic 852, these liabilities were classified as liabilities subject to compromise in the Predecessor's condensed consolidated balance sheets as of December 31, 2010, and were adjusted to the expected amount of the allowed claims. The expected amount of the allowed claims for certain liabilities subject to compromise differed from their prepetition carrying amounts mainly as a result of the write-off of approximately $185.7 million in debt discounts during the year ended December 31, 2009 and the reversal of approximately $88.6 million in nonperformance risk adjustments that had previously been included in the pre-petition fair values of the interest rate swap liabilities in accordance with ASC Topic 820. Adjustments to the claims may result from negotiations, payments authorized by the Court, interest accruals, or other events. As of December 31, 2010, certain pre-petition liabilities included in liabilities subject to compromise had been reduced or increased as a result of the payment of certain accounts payable and notes payable as allowed by the court, and as a result of non-cash adjustments of the expected amount of the allowed claims related to interest rate swap liabilities. In addition, during the year ended December 31, 2010, a $6.2 million settlement liability related to a pre-petition litigation matter was recorded. Liabilities subject to compromise were subject to the treatment set forth in the Joint Plan of Reorganization and are classified separately from long-term obligations and current liabilities on the accompanying condensed consolidated balance sheet as of December 31, 2010.

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

9. Long-term Debt and Liabilities Subject to Compromise (Continued)

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

10. Derivative Instruments

  Successor

        The Company's objective in using derivative instruments is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the

10. Derivative Instruments (Continued)

Company uses interest rate swaps as a primary part of its cash flow hedging strategy. The Company's interest rate swaps utilized as cash flow hedges involve the receipt of variable-rate payments in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not use derivative financial instruments for trading or speculative purposes and has no derivative instruments that are not designated in hedging relationships.

        During July 2011, the Company entered into three floating-to-fixed interest rate swaps with initial notional amounts totaling $1.3 billion which effectively convert a portion of its floating-rate debt to fixed rates. Under the terms of the swap agreements, the Company pays fixed rates ranging from 1.29% to 2.03% and receives variable rates based on one-month LIBOR (subject to a minimum of 1.50% for one swap with an initial notional amount of $228.5 million). The swaps terminate in 2015, and the notional amounts decrease over the life of the arrangements. The Company designated these interest rate swaps as cash flow hedges in accordance with the accounting guidance in ASC Topic 815. As of September 30, 2011, the Company had not posted any collateral related to these agreements, however the Company's obligations under the swaps are subject to the security and guarantee arrangements applicable to the related credit agreements.

        Each swap agreement contains cross-default provisions under which the Company could be declared in default on its obligations under the agreement if certain conditions of default exist on the related Credit Agreement. As of September 30, 2011, the termination value of the interest rate swaps was a net liability of $22.8 million, which represents the amount the Company could have been required to pay to settle the obligations had it been in breach of the provisions of the swap arrangements.

        For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) until the interest payments being hedged are recorded as interest expense, at which time the amounts in other comprehensive income (loss) are reclassified as an adjustment to interest expense. Gains or losses on any ineffective portion of derivative instruments in cash flow hedging relationships would be recorded in the condensed consolidated statement of operations in other income or expense. At September 30, 2011, these hedges had no ineffectiveness.

        The difference between amounts received and paid under the Company's interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps.

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2011 (amounts in thousands, unaudited):

	Balance sheet classification	Fair value
Derivatives designated as hedging instruments:
Interest rate swaps	Other long-term liabilities	$20,868

10. Derivative Instruments (Continued)

        The table below presents the effect of the Company's derivative financial instruments on the condensed consolidated statements of operations for the three months ended September 30, 2011, and the period June 17, 2011 through September 30, 2011 (amounts in thousands, unaudited):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Gain or (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30, 2011	Period from June 17, 2011 Through September 30, 2011		Three Months Ended September 30, 2011	Period from June 17, 2011 Through September 30, 2011		Three Months Ended September 30, 2011	Period from June 17, 2011 Through September 30, 2011
Interest rate swaps	$(23,130)	$(23,130)	Interest expense, net	$(2,262)	$(2,262)	Change in fair value of derivative instruments	$—	$—

        Approximately $10.4 million of the deferred losses included in accumulated other comprehensive loss on the Company's condensed consolidated balance sheet is expected to be reclassified into earnings during the next twelve months.

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

        On January 24, 2011, STN's floating-to-fixed interest rate swap with a notional amount of $250 million matured. This interest rate swap was not designated as a hedging instrument and as a result, gains or losses resulting from the change in fair value of this swap were recognized in earnings in the period of the change. STN paid a fixed rate of approximately 3.0% and received one-month LIBOR on this interest rate swap.

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

10. Derivative Instruments (Continued)

        Predecessors' activity in deferred gains (losses) on derivatives included in accumulated other comprehensive income (loss) is as follows (amounts in thousands, unaudited):

	Predecessors
	Three Months Ended September 30, 2010	Period From January 1, 2011 Through June 16, 2011	Nine Months Ended September 30, 2010
STN Predecessor:
Deferred losses on derivatives included in accumulated other comprehensive income (loss), beginning balance	$—	$—	$(1,985)
Losses reclassified from other comprehensive income (loss) into operations as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur, net of tax	—	—	1,985

Deferred losses on derivatives included in accumulated other comprehensive income (loss), ending balance	$—	$—	$—

GVR Predecessor:
Deferred losses on derivatives included in accumulated other comprehensive income (loss), beginning balance	$—	$—	$(6,108)
Losses reclassified from other comprehensive income (loss) into operations as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	—	—	6,108

Deferred losses on derivatives included in accumulated other comprehensive income (loss), ending balance	$—	$—	$—

10. Derivative Instruments (Continued)

        Presented below are the effects of derivative instruments on STN's condensed consolidated statements of operations (amounts in thousands, unaudited):

	Predecessors
	Three Months Ended September 30, 2010	Period From January 1, 2011 Through June 16, 2011	Nine Months Ended September 30, 2010
STN Predecessor:
Amounts included in change in fair value of derivative instruments:
Gains from interest rate swaps	$—	$397	$—
Losses from interest rate cap		—	(42)

Net gains (losses) for derivatives not designated as hedging instruments		397	(42)

Total derivative gain (losses) included in change in fair value of derivative instruments		397	(42)

Amounts included in reorganization items:
Gains (losses) from interest rate swaps	1,447	—	(4,375)

Amounts included in interest and other expense from joint ventures:
Losses for derivatives not designated as hedging instruments	—	—	(22,221)
Losses reclassified from accumulated other comprehensive income (loss) into operations (effective portion)	—	—	(386)
Losses reclassified from accumulated other comprehensive income (loss) into operations as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	—	—	(2,667)

Total derivative losses included in interest and other expense from joint ventures	—	—	(25,274)

Total derivative gains (losses) included in condensed consolidated statements of operations	$1,447	$397	$(29,691)

GVR Predecessor:
Amounts included in change in fair value of derivative instruments:
Losses from interest rate swaps not designated as hedging instruments	—	—	$(44,442)
Losses reclassified from accumulated other comprehensive income (loss) into operations (effective portion)	—	—	(6,108)

Total derivative losses included in statements of operations	$—	$—	$(50,550)

        The difference between amounts received and paid under Predecessors' interest rate swap agreements, as well as any costs or fees, is recorded as an addition to, or reduction of, interest expense as incurred over the life of the interest rate swaps. In addition, subsequent to the termination of its swap, GVR Predecessor recognized interest expense at the rate of one-month LIBOR plus 1% (1.26% at

10. Derivative Instruments (Continued)

December 31, 2010) on the unpaid termination settlement amount, and the unpaid accrued interest on the terminated swap bore interest in accordance with the terms of the documentation governing the swap. Interest payable on GVR Predecessor's terminated swap totaled $5.4 million at December 31, 2010 which is included in accrued interest payable in GVR Predecessor's balance sheet. The following table shows the net effect of derivative instruments on Predecessors' interest and other expense and STN's proportionate share of the net effect of interest rate swaps of its 50% owned joint ventures (amounts in thousands, unaudited):

	Predecessors
	Three Months Ended September 30, 2010	Period From January 1, 2011 Through June 16, 2011	Nine Months Ended September 30, 2010
STN Predecessor:
Increase in interest expense	$1,713	$487	$5,138
Increase in interest and other expense from joint ventures	30	211	27,063

	$1,743	$698	$32,201

GVR Predecessor:
Increase in interest and other expense	$186	$325	$54,040

        The fair values of outstanding derivative instruments were reflected in Predecessors' balance sheets as follows at December 31, 2010 (amounts in thousands):

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

11. Fair Value Measurements

  Successor

        The following table presents information about the Company's financial assets measured at fair value on a recurring basis at September 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (amounts in thousands, unaudited):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2011
Assets
Available-for-sale securities	$190	$—	$—	$190

Total assets measured at fair value on a recurring basis	$190	$—	$—	$190

Liabilities
Interest rate swaps	$—	$20,868	$—	$20,868

Total liabilities measured at fair value on a recurring basis	$—	$20,868	$—	$20,868

        The fair value of available-for-sale securities is based on quoted prices in active markets. The fair values of interest rate swaps are based on quoted market prices from various banks for similar instruments. These quoted market prices are based on relevant factors such as the contractual terms of our interest rate swap agreements and interest rate curves and are adjusted for the non-performance risk of either us or our counterparties, as applicable.

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

11. Fair Value Measurements (Continued)

        The fair values of Predecessor's available-for-sale securities and deferred compensation liabilities were based on quoted prices in active markets. The fair values of interest rate swaps and interest rate caps were based on quoted market prices from various banks for similar instruments. These quoted market prices were based on relevant factors such as the contractual terms of the interest rate swap agreements and interest rate curves and were adjusted for the non-performance risk of either Predecessor or the counterparties, as applicable. Certain interest rate swaps of Predecessors that were previously accounted for at fair value were terminated early, and as a result, were no longer accounted for at fair value on a recurring basis.

12. Members' Equity

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

        Station Voteco is owned by (i) an entity owned by Frank J. Fertitta III and Lorenzo J. Fertitta, (ii) Robert A. Cashell Jr., who was designated as a member of Station Voteco by German American Capital Corporation, and (iii) Stephen J. Greathouse, who was designated as a member of Station Voteco by JPMorgan Chase Bank, N.A. Messrs. Cashell and Greathouse are also members of the Company's Board of Managers. Fertitta Station Voteco Member LLC, an entity owned by Frank J. Fertitta III and Lorenzo J. Fertitta collectively, owns 49.9% of the voting equity interests in Station Voteco, and each of Messrs. Cashell and Greathouse own 31.35% and 18.75% respectively, of the voting equity interests in Station Voteco and, as a result, each may be deemed to be a beneficial owner of the Company's Voting Units.

        The equity interests of Station Holdco are owned by (i) FI Station Investor, LLC, an affiliate of Frank J. Fertitta III and Lorenzo J. Fertitta, (ii) designees of German American Capital Corporation, one of the Mortgage Lenders and an indirect wholly owned subsidiary of Deutsche Bank AG, (iii) designees of JPMorgan Chase Bank, N.A., one of the Mortgage Lenders and (iv) indirectly by certain general unsecured creditors of STN. FI Station Investor owns approximately 45% of the units of Station Holdco, German American Capital Corporation owns approximately 25% of the units of Station Holdco, JPMorgan Chase Bank, N.A. owns approximately 15% of the units of Station Holdco and former unsecured creditors of STN indirectly own approximately 15% of the units of Station Holdco. In addition, the former mezzanine lenders of STN indirectly own warrants to purchase approximately 1.6% of the units of Station Holdco on a fully diluted basis, FI Investor owns warrants with rights to purchase approximately 1.07% of the units of Station Holdco on a fully diluted basis, the Mortgage Lenders own warrants to purchase approximately 0.53% of the units of Station Holdco on a fully diluted basis and former unsecured creditors of STN indirectly own warrants to purchase approximately 1.3% of the units of Station Holdco on a fully-diluted basis. The warrants held indirectly by the former mezzanine lenders and the former unsecured creditors of STN have an initial exercise price of $2.50 per unit that will increase by 15% on each of the third through seventh anniversaries of the Effective Date. The warrants held by FI Investor and

12. Members' Equity (Continued)

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

  Other Comprehensive Income

        ASC Topic 220, Comprehensive Income requires companies to disclose other comprehensive income (loss) and the components of such income (loss). Comprehensive income (loss) is the total of net income (loss) and all other non-stockholder changes in equity. Comprehensive loss was computed as follows (amounts in thousands, unaudited):

	Successor	Predecessor
		Three Months Ended September 30, 2010
	Three Months Ended September 30, 2011	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Net loss	$(18,370)	$(265,824)	$(11,085)
Unrealized loss on interest rate swaps	(23,130)	—	—
Reclassification of unrealized losses on interest rate swaps, net of tax, into operations	2,262	—	—
Unrealized (losses) gains on available-for-sale securities, net of tax	(146)	37	—
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	(11)	—

Comprehensive loss	$(39,384)	$(265,798)	$(11,085)

	Successor	Predecessors
		Period From January 1, 2011 Through June 16, 2011		Nine Months Ended September 30, 2010
	Period From June 17, 2011 Through September 30, 2011
		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Net (loss) income	$(19,813)	$3,357,474	$626,364	$(388,972)	$(72,784)
Unrealized loss on interest rate swaps	(23,130)	—	—	—	—
Reclassification of unrealized losses on interest rate swaps, net of tax, into operations	2,262	—	—	1,985	6,108
Unrealized (losses) gains on available-for-sale securities, net of tax	(120)	25	—	(75)	—
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	(19)	—	(31)	—

Comprehensive (loss) income	$(40,801)	$3,357,480	$626,364	$(387,093)	$(66,676)

12. Members' Equity (Continued)

        The components of accumulated other comprehensive income (loss) are as follows (amounts in thousands):

	Successor	Predecessors
		December 31, 2010
	September 30, 2011	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	(unaudited)
Unrealized loss on available-for-sale securities, net of tax	$(120)	$(165)	$—
Unrealized loss on interest rate swaps	(20,868)	—	—
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	208	—

Accumulated other comprehensive income (loss)	$(20,988)	$43	$—

13. Share-Based Compensation

  Predecessors

        Long-term incentive compensation was provided in the form of non-voting limited liability company membership interests in FCP and Fertitta Partners LLC, a Nevada limited liability company ("Fertitta Partners") pursuant to the Second Amended and Restated Operating Agreement of Fertitta Colony Partners and the Amended and Restated Operating Agreement of Fertitta Partners, respectively (collectively "the Operating Agreements"). The Operating Agreements allowed certain officers and members of management of STN to participate in the long-term growth and financial success of STN through indirect ownership of Class B Units and direct ownership of Class C Units in FCP and Fertitta Partners. The purpose was to promote the STN's long-term growth and profitability by aligning the interests of STN's management with the interests of the owners of STN and by encouraging retention.

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

        The following table shows the classification of share-based compensation expense within the accompanying condensed consolidated financial statements (amounts in thousands, unaudited):

	Predecessor
	Station Casinos, Inc.
	Three Months Ended September 30, 2010	Period From January 1, 2011 Through June 16, 2011	Nine Months Ended September 30, 2010
Total share-based compensation	$3,376	$25,673	$10,302
Less compensation costs capitalized	(59)	—	(177)

Share-based compensation recognized as expense	$3,317	$25,673	$10,125

Casino	$34	$3	$103
Selling, general and administrative	398	302	1,583
Corporate	2,083	5,857	6,108
Development and preopening	802	62	2,331
Reorganization items	—	19,449	—

Share-based compensation recognized as expense	3,317	25,673	10,125
Tax benefit	(1,161)	(8,986)	(3,544)

Share-based compensation expense, net of tax	$2,156	$16,687	$6,581

14. Future Development

  Native American Development

        See Note 8 for information about the Company's Native American development activities.

  Land Held for Development

        As of September 30, 2011, we had $229.9 million of land held for development consisting primarily of eleven sites that are owned or leased, which includes sites in the Las Vegas valley, northern California and in Reno, Nevada.

        The Company assumed STN Predecessor's lease on the 19-acre parcel of land on which the Wild Wild West is located. The significant terms of the lease include a one-time termination option at the election of the lessee in 2019, rent reductions for 2011 through 2019, and additional options under which the Company may purchase the land at any time during the years 2011 through 2019 at established fixed prices. The lease also contains options under which the Company may purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value of the land as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on Successor's condensed

14. Future Development (Continued)

consolidated balance sheet at September 30, 2011 or STN Predecessor's condensed consolidated balance sheet at December 31, 2010.

        Our decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of acceptable financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that we will be able to proceed with any particular project.

15. Asset Impairments and write-downs and other charges, net

        Included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2010 are various pretax charges related to impairments of goodwill, intangible assets and other assets, as well as write downs and other charges, net. During the three months ended September 30, 2010. STN reviewed its long-lived assets for impairment due to developments in its bankruptcy proceedings and recorded impairment losses to write down the book value of impaired assets to their fair values.

        Write-downs and other charges, net includes various charges to record losses on asset disposals and other non-routine transactions, excluding the effects of the Restructuring Transactions, which are reflected in the reorganization items in the condensed consolidated statements of operations. Asset impairments and write-downs and other charges, net were as follows (amounts in thousands, unaudited):

		Predecessor
	Successor	Station Casinos, Inc.	Green Valley Ranch Gaming LLC
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Impairment of goodwill	$—	$60,386	$—

Impairments of other intangible assets and other assets:
Impairment of other intangible assets	$—	$1,514	$—
Impairment of land held for development	—	97,707	—
Impairment of investments in joint ventures	—	16,267	—
Impairment of property and equipment	—	66,647	—
Other assets, net	—	(362)	—

	$—	$181,773	$—

Loss on disposal of assets, net	$685	$86	$45
Other charges	196	1,192	—

Write-downs and other charges, net	$881	$1,278	$45

15. Asset Impairments and write-downs and other charges, net (Continued)

		Predecessors
	Successor	Station Casinos, Inc.	Green Valley Ranch Gaming LLC	Station Casinos, Inc.	Green Valley Ranch Gaming LLC
	Period From June 17, 2011 Through September 30, 2011
		Period From January 1, 2011 Through June 16, 2011		Nine Months Ended September 30, 2010
Impairment of goodwill	$—	$—	$—	$60,386	$—

Impairments of other intangible assets and other assets:
Impairment of other intangible assets	$—	$—	$—	$1,514	$—
Impairment of land held for development	—	—	—	97,707	—
Impairment of investments in joint ventures	—	—	—	16,267	—
Impairment of property and equipment	—	—	—	66,647	—
Other assets, net	—	—	—	(362)	—

	$—	$—	$—	$181,773	$—

Loss on disposal of assets, net	$685	$3,349	$104	$279	$45
Lease termination	—	168	—	—	—
Gain on land disposition	—	—	—	(74)	—
Other charges	212	436	—	7,889	—

Write-downs and other charges, net	$897	$3,953	$104	$8,094	$45

16. Retirement Plans

  Predecessors

        Effective as of November 30, 1994, STN adopted the Supplemental Executive Retirement Plan (the "SERP"), which was an unfunded defined benefit plan for the Chief Executive Officer and President as sole participants. Also effective as of November 30, 1994, STN adopted the Supplemental Management Retirement Plan (the "SMRP"), which was an unfunded defined benefit plan. Certain key executives (other than the Chief Executive Officer and President) as selected by the Board of Directors were able to participate in the SMRP. During the years ended December 31, 2005, 2007 and 2008, respectively, various amendments to these plans were adopted.

        As a result of the Restructuring Transactions, the SERP and SMRP were cancelled and the related liabilities were not assumed by Successor. Periodic expense related to these plans was recognized by STN through June 16, 2011 and the related liabilities were reduced to zero in fresh-start reporting.

16. Retirement Plans (Continued)

        Prior to the cancellation of the SERP and SMRP, the components of the net periodic pension benefit cost related to these plans consisted of the following (amounts in thousands, unaudited):

	Predecessor
	Station Casinos, Inc.
	Three Months Ended September 30, 2010	Period From January 1, 2011 Through June 16, 2011	Nine Months Ended September 30, 2010
Service cost	$426	$877	$1,280
Interest cost	324	681	972
Amortization of prior service credit	(15)	(29)	(47)

Net periodic pension cost	$735	$1,529	$2,205

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

  Predecessors

        STN's condensed consolidated statements of operations for the period January 1 through June 16, 2011, reflect net income tax benefits of $107.9 million, primarily representing the reversal of previously recorded deferred income tax assets and liabilities as a result of the Restructuring Transactions. For the three months ended September 30, 2010 our effective tax rates was 10.9%. For the nine months ended September 30, 2010, our effective tax rates was 5.5%.

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

19. Subsequent Events

        We evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited)

Background

        Station Casinos LLC, (the "Company," "Station," "we," "our," "us," or "Successor"), a Nevada limited liability company, is a gaming and entertainment company that currently owns and operates nine major hotel/casino properties, including Green Valley Ranch, and eight smaller casino properties (three of which are 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. We were formed on August 9, 2010 to acquire substantially all of the assets of:

  •
  Station Casinos, Inc., ("STN") and its subsidiaries pursuant to (a) the "First Amended Joint Plan of Reorganization for Station Casinos, Inc. and its Affiliated Debtors (Dated July 28, 2010)," as amended (the "SCI Plan"), which was confirmed by order of the U.S. Bankruptcy Court for the District of Nevada, located in Reno, Nevada (the "Bankruptcy Court") entered on August 27, 2010, and (b) the "First Amended Prepackaged Joint Chapter 11 Plan of Reorganization for Subsidiary Debtors, Aliante Debtors and Green Valley Ranch Gaming, LLC (Dated May 20, 2011)" (the "Subsidiaries Plan"), which was confirmed with respect to the Subsidiary Debtors and Aliante Debtors by order of the Bankruptcy Court entered on May 25, 2011; and

  •
  Green Valley Ranch Gaming, LLC pursuant to the "First Amended Prepackaged Joint Chapter 11 Plan of Reorganization for Subsidiary Debtors, Aliante Debtors and Green Valley Ranch Gaming, LLC (Dated May 24, 2011)" (the "GVR Plan"), which was confirmed with respect to GVR by order of the Bankruptcy Court entered on June 8, 2011,

        References herein to "Predecessors" refer to STN and Green Valley Ranch prior to June 17, 2011, and references to the "Plans" refer to the SCI Plan, the Subsidiaries Plan, and the GVR Plan.

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

Presentation

        References in this Quarterly Report on Form 10-Q to "Successor" refer to the Company on or after June 17, 2011 after giving effect to (i) the acquisition of substantially all of the assets of STN and Green Valley Ranch in accordance with the Plans, (ii) entry into new credit agreements with an aggregate principal amount outstanding at September 30, 2011 of approximately $2.4 billion, (iii) entry into the Restructured Land Loan, (iv) the application of fresh-start reporting and (v) the issuance of equity comprising 100 voting units and 100 non-voting units in accordance with the Plan. These transactions are collectively referred to herein as the "Restructuring Transactions."

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

Overview

        We currently own and operate nine major hotel/casino properties under the Station and Fiesta brand names and eight smaller casino properties (three of which are 50% owned), in the Las Vegas metropolitan area including Palace Station, Boulder Station, Sunset Station, Red Rock, Texas Station, Santa Fe Station, Fiesta Rancho, Fiesta Henderson, Green Valley Ranch, Wild Wild West, Wildfire Rancho, Wildfire Boulder, Gold Rush and Lake Mead Casino. We also own a 50% interest in Barley's, The Greens and Wildfire Lanes, and we manage Aliante Station in North Las Vegas and Gun Lake Casino ("Gun Lake") in Allegan County, Michigan.

        Our operating results are greatly dependent on level of gaming revenue generated at our properties. A substantial portion of our operating income is generated from our gaming operations, more specifically slot play. We use our non-gaming revenue departments to drive customer traffic to our properties. The majority of our revenue is cash-based and as a result, fluctuations in our revenues have a direct impact on our cash flows from operations. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

Results of Operations

        The following tables highlight the results of operations of Successor and Predecessors (dollars in thousands, unaudited):

Three Months Ended September 30, 2011 Compared to Combined Three Months Ended September 30, 2010

	Successor	Predecessors
	Station	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Predecessors (b)
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010			Percent change
Net revenues—total	$282,398	$227,048	$40,245	$267,293	5.7%
Major Las Vegas Operations (c)	267,877	218,118	40,245	258,363	3.7%
Management fees (d)	5,731	128	—	128	4,377.3%
Other operations and corporate (e)	8,790	8,802	—	8,802	(0.1)%
Operating income (loss)—total	$26,440	$(234,243)	$2,316	$(231,927)	n/m
Major Las Vegas Operations (c)	26,563	(92,223)	2,316	(89,907)	n/m
Management fees (d)	5,731	128	—	128	4,377.3%
Other operations and corporate (e)	(5,854)	(142,148)	—	(142,148)	(95.9)%
Cash flows (used in) provided by:
Operating activities	$38,955	$(66,799)	$5,591	$(61,208)
Investing activities	(2,462)	32,549	(589)	31,960
Financing activities	(42,487)	1,962	(2,339)	(377)

 Combined Nine Months Ended September 30, 2011 Compared to Combined Nine Months Ended September 30, 2010

	Successor	Predecessors				Predecessors
	Station	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Successor and Predecessors (a)	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Predecessors (b)
	Period From June 17, 2011 Through September 30, 2011
		Period From January 1, 2011 Through June 16, 2011		Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010			Percent change
Net revenues—total	$325,947	$464,697	$84,052	$874,696	$709,994	$126,387	$836,381	4.6%
Major Las Vegas Operations (c)	309,071	437,698	84,052	830,821	660,386	126,387	786,773	5.6%
Management fees (d)	6,693	10,765	—	17,458	22,221	—	22,221	(21.4)%
Other operations and corporate (e)	10,183	16,234	—	26,417	27,387	—	27,387	(3.5)%
Operating income (loss)—total	$31,576	$48,599	$11,947	$92,122	$(195,268)	$12,862	$(182,406)	n/m
Major Las Vegas Operations (c)	31,328	82,526	11,947	125,801	(5,821)	12,862	7,041	1,686.7%
Management fees (d)	6,693	10,765	—	17,458	22,221	—	22,221	(21.4)%
Other operations and corporate (e)	(6,445)	(44,692)	—	(51,137)	(211,668)	—	(211,668)	(75.8)%
Cash flows (used in) provided by:
Operating activities	$21,028	$(2,405,140)	$(312,505)	$(2,696,617)	$10,077	$26,160	$36,237
Investing activities	(8,514)	(18,641)	(1,418)	(28,573)	(6,224)	(1,733)	(7,957)
Financing activities	(32,949)	2,371,574	290,930	2,629,555	480	(5,047)	(4,567)

n/m = Not meaningful

(a)
The results for the nine months ended September 30, 2011, which we refer to as "Combined Successor and Predecessors", were derived by the mathematical addition of the results of the Company for the Successor Period of June 17, 2011 through September 30, 2011 and the results of the Company's two predecessors, Station Casinos, Inc. ("STN") and Green Valley Ranch Gaming, LLC ("GVR Predecessor") for the Predecessor Period of January 1, 2011 through June 16, 2011, resulting in combined results for the nine months ended September 30, 2011. The presentation herein of combined financial information for Successor and Predecessor periods may yield results that are not fully comparable on a period-by-period basis, particularly depreciation, amortization, interest expense and tax provision accounts, primarily due to the impact of the Restructuring Transactions. In addition, Successor and Predecessor corporate, development and management fee expenses are not comparable as a result of Successor's management arrangements with affiliates of Fertitta Entertainment. The presentation of results for combined Predecessor and Successor periods does not comply with Generally Accepted Accounting Principles ("GAAP") or with the Securities and Exchange Commission's ("SEC") rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our operating results for the nine months ended September 30, 2011 to our operating results for the prior year period. Accordingly, for the nine months ended September 30, 2011, discussion of "combined" results refers to the results of the Combined Successor and Predecessors.

(b)
The results for the three and nine months ended September 30, 2010 were derived by the mathematical addition of the results for STN and GVR Predecessor, which are referred to as "Combined Predecessors". Accordingly, for the three and nine months ended September 30, 2010, discussion of "combined" results refers to the results of the Combined Predecessors.

(c)
Includes the wholly owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Red Rock, Fiesta Rancho, Fiesta Henderson, and Green Valley Ranch.

(d)
Amounts for the 2011 periods include management fee revenues from Gun Lake, Barley's, The Greens and Wildfire Lanes. Amounts for the nine months ended September 30, 2010 include management fee revenues from Barley's, The Greens and Wildfire Lanes, as well as from Thunder Valley Casino in Northern California ("Thunder Valley) until the management agreement expired in June 2010.

(e)
Includes the wholly owned properties of Wild Wild West, Wildfire Casino—Rancho ("Wildfire Rancho"), Wildfire Casino—Boulder ("Wildfire Boulder"), Gold Rush Casino, Lake Mead Casino and corporate and development expense.

        Net revenues for the three months ended September 30, 2011 increased by 5.7% to $282.4 million as compared to combined net revenues of $267.3 million for the three months ended September 30, 2010. Combined net revenues for the nine months ended September 30, 2011 increased by 4.6% to $874.7 million as compared to $836.4 million for the nine months ended September 30, 2010. Net revenues from our Major Las Vegas Operations increased 3.7% to $267.9 million for the three months ended September 30, 2011 as compared to combined net revenues of $258.4 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, combined net revenues from our Major Las Vegas Operations increased 5.6% to $830.8 million as compared to $786.8 million for the nine months ended September 30, 2010.

        Consolidated operating income was $26.4 million for the three months ended September 30, 2011 as compared to combined consolidated operating loss of $231.9 million for the three months ended September 30, 2010. Combined consolidated operating income for the nine months ended September 30, 2011 was $92.1 million as compared to combined consolidated operating loss of $182.4 million for the nine months ended September 30, 2010.

        The following tables highlight our revenues and operating expenses as compared to the prior periods (dollars in thousands, unaudited):

Three Months Ended September 30, 2011 Compared to Combined Three Months Ended September 30, 2010

	Successor	Predecessors
	Station	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Predecessors (b)
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010			Percent change
Casino revenues	$203,176	$173,118	$28,301	$201,419	0.9%
Casino expenses	80,592	71,879	12,388	84,267	(4.4)%
Margin	60.3%	58.5%	56.2%	58.2%
Food and beverage revenues	$53,395	$39,011	$9,743	$48,754	9.5%
Food and beverage expenses	39,463	26,001	5,947	31,948	23.5%
Margin	26.1%	33.3%	39.0%	34.5%
Room revenues	$25,121	$17,775	$4,658	$22,433	12.0%
Room expenses	10,252	8,110	1,686	9,796	4.7%
Margin	59.2%	54.4%	63.8%	56.3%
Other revenues	$18,068	$15,065	$1,912	$16,977	6.4%
Other expenses	7,749	5,674	879	6,553	18.3%
Selling, general and administrative expenses	$72,505	$57,268	$10,202	$67,470	7.5%
Percent of net revenues	25.7%	25.2%	25.3%	25.2%
Management fee expense	$9,638	$—	$1,391	$1,391	n/m
Percent of net revenues	3.4%	—	3.5%	n/m

 Combined Nine Months Ended September 30, 2011 Compared to Combined Nine Months Ended September 30, 2010

	Successor	Predecessors			Predecessors
	Station	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Successor and Predecessors (a)	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Predecessors (b)
	Period From June 17, 2011 Through September 30, 2011	Period From January 1, 2011 Through June 16, 2011		Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010			Percent change
Casino revenues	$232,424	$339,703	$59,100	$631,227	$520,493	$88,230	$608,723	3.7%
Casino expenses	92,601	136,037	23,574	252,212	213,392	38,234	251,626	0.2%
Margin	60.2%	60.0%	60.1%	60.0%	59.0%	56.7%	58.7%
Food and beverage revenues	$62,562	$85,436	$19,484	$167,482	$120,049	$30,028	$150,077	11.6%
Food and beverage expenses	46,023	60,717	12,407	119,147	78,269	17,746	96,015	24.1%
Margin	26.4%	28.9%	36.3%	28.9%	34.8%	40.9%	36.0%
Room revenues	$29,298	$36,326	$9,753	$75,377	$55,358	$15,231	$70,589	6.8%
Room expenses	11,928	15,537	3,064	30,529	24,397	5,127	29,524	3.4%
Margin	59.3%	57.2%	68.6%	59.5%	55.9%	66.3%	58.2%
Other revenues	$21,762	$28,072	$4,205	$54,039	$45,304	$6,091	$51,395	5.1%
Other expenses	9,278	10,822	2,125	22,225	14,821	2,773	17,594	26.3%
Selling, general and administrative expenses	$83,543	$110,300	$18,207	$212,050	$167,870	$28,579	$196,449	7.9%
Percent of net revenues	25.6%	23.7%	21.7%	24.2%	23.6%	22.6%	23.5%
Management fee expense	$11,098	$—	$3,112	$14,210	$—	$4,536	$—	n/m
Percent of net revenues	3.4%	—	3.7%	n/m	—	3.6%	n/m

        Casino.    Casino revenues increased 0.9% to $203.2 million for the three months ended September 30, 2011 as compared to combined casino revenues of $201.4 million for the three months ended September 30, 2010. The $1.8 million increase is due primarily to a 2.8% increase in slot revenue partially offset by a decrease of 8.7% in revenues from other gaming operations, including table games. The increase in slot revenue was driven primarily by the success of our current marketing programs. The quarter-over-quarter improvement in casino revenue is attributable to a $3.4 million increase related to increased customer visits to our properties, partially offset by a $1.7 million decrease related to lower customer spend per visit. Casino expenses decreased by $3.7 million or 4.4% for the three months ended September 30, 2011 compared to the same period in the prior year. The net impact of the factors described above resulted in a 2.1% improvement in our casino operating margin for the three months ended September 30, 2011 as compared to the same period in the prior year.

        Combined casino revenues increased 3.7% to $631.2 million for the nine months ended September 30, 2011 as compared to $608.7 million for the combined nine months ended September 30, 2010. The $22.5 million increase in casino revenues is due primarily to a 4.8% increase in slot revenue partially offset by a decrease of 1.9% in revenues from other gaming operations, including table games. The increase in slot revenue was driven primarily by the success of our current marketing programs. The year-over-year improvement in combined casino revenue is attributable to a $55.8 million increase related to increased customer visits to our properties, partially offset by a $33.3 million decrease related to lower customer spend per visit. Casino expenses increased by $0.6 million or 0.2% for the nine months ended September 30, 2011 compared to the same period in the prior year. The net impact of the factors described above resulted in a 1.4% improvement in our casino operating margin for the nine months ended September 30, 2011 as compared to the same period in the prior year.

        Food and Beverage.    Food and beverage revenues increased 9.5% for the three months ended September 30, 2011 as compared to combined food and beverage revenues for the prior year period, and combined food and beverage revenues increased 11.6% for the nine months ended September 30, 2011 compared to the prior year period. The number of restaurant guests served increased 39.1% and 42.9%, respectively, and the average guest check decreased 14.8% and 17.1%, respectively, for the three and nine months ended September 30, 2011 as compared to the prior year periods, primarily due to a decrease in prices at certain of our restaurants during the first quarter of 2011. Food and beverage expenses increased 23.5% for the three months ended September 30, 2011 as compared to the prior year period, and combined food and beverage expenses increased 24.1% for the nine months ended September 30, 2011 as compared to the prior year period, primarily due to the increase in the number of guests served.

        Room.    The following table shows key information about our hotel operations:

	Successor	Combined Predecessors		Combined Successor and Predecessors	Combined Predecessors
	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent change			Percent change
	2011	2010		2011	2010
Occupancy	86%	81%	6.2%	86%	81%	6.2%
Average daily rate	$69	$65	6.2%	$70	$70	—
Revenue per available room	$59	$53	11.3%	$60	$57	5.3%

        Room revenues increased 12.0% for the three months ended September 30, 2011 compared to the combined room revenues for the same period in the prior year as a result of improvements in both occupancy levels and average daily room rate ("ADR"). Occupancy improved by 6.2% for the three months ended September 30, 2011 compared to the combined occupancy for the prior year period. ADR for the three months ended September 30, 2011 also increased 6.2% compared to combined ADR for the same period in the prior year, reflecting improvements across most of our properties. The $2.7 million increase in combined room revenues for the three months ended September 30, 2011 as compared to the prior year period is composed of a $1.4 million increase attributable to the increased ADR and a $1.3 million increase attributable to the improvement in occupancy. Room expenses increased 4.7% for the three months ended September 30, 2011 compared to combined room expenses for the same period in the prior year, due primarily to the increased occupancy.

        Combined room revenues increased 6.8% for the nine months ended September 30, 2011 compared to the same period in the prior year, primarily as a result of improvements in overall occupancy levels. Combined occupancy improved by 6.2% for the nine months ended September 30, 2011 compared to the prior year period. Combined ADR was $70 for both the nine months ended September 30, 2011 and the same period in the prior year. The $4.8 million year over year increase in room revenues is attributable to improvement in occupancy. The 3.4% increase in combined room expenses for the nine months ended September 30, 2011 compared to the same period in the prior year is due primarily to the increased occupancy.

        Other.    Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and spas. Other revenues were $18.1 million for the three months ended September 30, 2011 compared to combined other revenues of $17.0 million for the three months ended September 30, 2010, and combined other revenues were $54.0 million for the nine months ended September 30, 2011 compared to $51.4 million for the comparable period in the prior year.

        Other expenses were $7.7 million for the three months ended September 30, 2011 compared to combined other expenses of $6.6 million for the prior year period. Combined other expenses were $22.2 million for the nine months ended September 30, 2011 compared to $17.6 million for the prior year period. The increases in other revenues and expenses primarily relate to live entertainment.

        Management Fee Revenue.    As a result of the Restructuring Transactions, Station's management fee revenue is not fully comparable to that of STN. We are the managing partner of Barley's, The Greens and Wildfire Lanes and receive management fees equal to 10% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from these properties. In addition, our management fee revenue includes fees earned by our 50% owned consolidated investee, MPM Enterprises, L.L.C. ("MPM") for the management of Gun Lake, which opened February 10, 2011. MPM is a variable interest entity and required to be consolidated. MPM receives a management fee equal to 30% of Gun Lake's net income (as defined in the management agreement).

        Prior to the Effective Date, STN earned management fees from Barley's, The Greens, Wildfire Lanes and Gun Lake under the arrangements described above. In addition, during the first two quarters of 2010, STN managed Thunder Valley on behalf of the United Auburn Indian Community and received a management fee equal to 24% of net income (as defined in the management agreement). The Thunder Valley management agreement expired in June 2010. STN was also the managing partner for Green Valley Ranch and Aliante Station, however, as a result of debt-related cash restrictions at those properties, STN recognized no management fee revenue from those properties during the Predecessor periods.

        For the three and nine months ended September 30, 2011, management fee revenue was $5.7 million and $17.5 million, respectively, as compared to $0.1 million and $22.2 million in the prior year periods.

        Selling, General and Administrative ("SG&A").    SG&A expenses increased by $5.0 million for the three months ended September 30, 2011 as compared to the combined SG&A expenses for the prior year period. Combined SG&A expenses increased by $15.6 million for the nine months ended September 30, 2011 as compared to the prior year period. The year over year increases are primarily the result of increased costs related to our current advertising and rebranding efforts undertaken as a result of the Company's emergence from bankruptcy.

        Management Fee Expense.    As of the Effective Date, we entered into long-term management agreements with affiliates of Fertitta Entertainment to manage our properties, and certain executive officers and corporate employees of STN became employees of Fertitta Entertainment. Under the management arrangements, we pay a base fee equal to two percent of gross revenues and an incentive fee equal to five percent of positive EBITDA (as defined in the agreements) for each of our managed properties. As a result, our statement of operations reflects management fee expense for which there was no comparable expense recorded by STN.

        Development and Preopening Expense.    Development expense includes costs to identify potential gaming opportunities and other development opportunities. Preopening expense represents certain costs incurred prior to the opening of projects under development, including payroll, travel and legal expenses. Subsequent to the Effective Date, certain development activities are performed on our behalf by affiliates of Fertitta Entertainment under the management agreements and as a result, development and preopening expense of Successor is not fully comparable to that of Predecessors. Development and preopening expense for the three months ended September 30, 2011 was $0.4 million compared to combined expense of $3.8 million for the prior year period. Combined development and preopening expense for the nine months ended September 30, 2011 was $2.2 million compared to $7.5 million for the prior year period.

        Depreciation and Amortization.    The resetting of the carrying values of our assets and liabilities in fresh-start reporting resulted in changes in the carrying values of our depreciable property, plant and equipment and definite-lived intangible assets. As a result, depreciation and amortization expense for the Successor and Predecessor periods is not comparable. Depreciation and amortization expense for the three months ended September 30, 2011 was $34.5 million, compared to combined expense of $41.1 million for the prior year period. For the combined nine months ended September 30, 2011, depreciation and amortization expense was $109.2 million compared to $136.5 million for the prior year period. In addition to the impact of fresh-start reporting on depreciation and amortization expense, the decrease for the year-to-date period is also attributable to the expiration of the Thunder Valley management agreement in June 2010, for which amortization expense of $15.2 million was recognized in the prior year period.

        Write-downs and Other Charges, net.    Write-downs and other charges, net includes charges related to non-routine transactions such as losses on asset disposals, severance expense, legal settlement accruals and other non-routine transactions. For the three months ended September 30, 2011, write-downs and other charges, net were $0.9 million compared to $1.3 million for the prior year period. Combined write-downs and other charges, net for the nine months ended September 30, 2011 were $5.0 million compared to $8.1 million for the prior year period.

        Earnings (Losses) from Joint Ventures.    As of the Effective Date, we hold 50% investments in Barley's, The Greens, Wildfire Lanes and Losee Elkhorn Properties, LLC. Our equity earnings from these investments was less than $0.1 million for the Successor Periods, and we do not expect future earnings or losses from these investments to be a significant component of our operating results. During the Predecessor Periods, STN's investments in joint ventures also included 50% ownership interests in Green Valley Ranch and Aliante Station, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. STN also owned a 50% investment in the Rancho Road and Richfield Homes development projects until late 2010. We acquired 100% ownership of Green Valley Ranch as a result of the Restructuring Transactions, and we did not acquire STN's equity interest in Aliante Station. STN disposed of its investments in Rancho Road, Richfield Homes and the Palms Casino Resort prior to the Effective Date. STN's losses from joint ventures for the period from January 1 through June 16, 2011 totaled $1.0 million, and its losses from joint ventures for the three and nine months ended September 30, 2010 were $5.0 million and $2.8 million, respectively.

        Interest Expense.    As a result of the Restructuring Transactions, interest expense, net, for Station is not comparable to that of the Predecessors. Station's outstanding indebtedness at September 30, 2011 was approximately $2.5 billion compared to Combined Predecessors' indebtedness of approximately $6.7 billion prior to the Restructuring Transactions. In accordance with ASC Topic 852, Reorganizations, following the filing of their respective Chapter 11 cases, STN and GVR Predecessor recognized interest expense only to the extent that it was expected to be paid or to become an allowed claim in the bankruptcy proceedings. Had the Predecessors recognized interest expense at the contractual terms, interest expense for the period from January 1 through June 16, 2011, and for the three and nine months ended September 30, 2010, would have been $149.1 million, $79.6 million and $234.9 million higher, respectively, than what was recorded.

        The following table summarizes information related to our interest expense (amounts in thousands, unaudited):

	Successor	Predecessors
	Station	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Predecessors
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Interest cost, net of interest income	$27,693	$30,279	$13,106	$43,385
Amortization of debt discount and debt issuance costs	18,113	488	295	783
Less: Capitalized interest	(706)	(4,066)	—	(4,066)

Interest expense, net	$45,100	$26,701	$13,401	$40,102

	Successor	Predecessors			Predecessors
	Station	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Successor and Predecessors	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Predecessors
	Period From June 17, 2011 Through September 30, 2011	Period From January 1, 2011 Through June 16, 2011		Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Interest cost, net of interest income	$32,148	$46,037	$20,255	$98,440	$86,061	$34,178	$120,239
Amortization of debt discount and debt issuance costs	20,499	196	327	21,022	1,466	918	2,384
Less: Capitalized interest	(926)	(2,939)	—	(3,865)	(8,182)	—	(8,182)

Interest expense, net	$51,721	$43,294	$20,582	$115,597	$79,345	$35,096	$114,441

        Interest and Other Expense from Joint Ventures.    STN recorded interest and other expense related to its unconsolidated joint ventures for the period from January 1 through June 16, 2011, and for the three and nine months ended September 30, 2010, of $15.5 million, $11.1 million and $55.8 million, respectively. Station recognized no interest and other expense from its investments in joint venture properties during the Successor Period, and we do not expect interest and other expense from these investments to be a significant component of our future operating results.

        Income Taxes.    Station is organized as a limited liability company and is not subject to federal income tax. As a result of the Restructuring Transactions, STN derecognized its deferred tax assets and liabilities and recognized an income tax benefit of $107.9 million for the period from January 1 through June 16, 2011. For the three and nine months ended September 30, 2010, STN recorded income tax benefits of $32.5 million and $22.7 million, respectively.

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

        At September 30, 2011, we had $92.7 million in cash and cash equivalents, which is primarily used for the day-to-day operations of our properties.

        During the nine months ended September 30, 2011, the Combined Successor and Predecessors used cash flows in operating activities of $2.7 billion, compared to cash flows from operating activities of the Combined Predecessors of $36.2 million for the nine months ended September 30, 2010. The increase in cash used in operating activities is primarily related to the Restructuring Transactions.

        The Company's restricted cash at September 30, 2011 was $23.8 million, compared to restricted cash of the Combined Predecessors at December 31, 2010 of $279.9 million. The $256.1 million decrease was primarily the result of the use of the restricted cash in consummating the Restructuring Transactions.

        At September 30, 2011, we had borrowing availability of $38.1 million under the Propco Credit Agreement, $18.0 million under the Opco Credit Agreement, and $8.4 million under the GVR Credit Agreement.

        During the nine months ended September 30, 2011, total capital expenditures for the Combined Successor and Predecessors were $32.0 million for maintenance capital and other projects, as compared to Combined Predecessors capital expenditures of $26.8 million for the nine months ended September 30, 2010. We classify items as maintenance capital to differentiate replacement type capital expenditures such as new slot machines from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age.

        In addition to capital expenditures, during the nine months ended September 30, 2011, the Combined Successor and Predecessors paid $4.6 million in reimbursable advances for Native American development projects compared to $14.1 million paid by STN in the prior year period. The decrease in Native American development costs is primarily related to the completion of the Gun Lake project in February 2011. During the nine months ended September 30, 2010, STN used cash of $3.2 million for equity contributions to joint ventures. During the same period in 2011, no such equity contributions were made. During the period from June 17 through September 30, 2011, the Successor paid $45.4 million in principal payments on its long-term debt, including principal payments of $15.4 million, $17.7 million, and $10.5 million, respectively, on borrowings under the Propco, Opco, and GVR Credit Agreements. During the period from January 1 through June 16, 2011, Predecessors paid $1.5 million in principal payments on their debt, including $0.6 million in quarterly payments on STN's Term Loan and $0.9 for other debt. During the nine months ended September 30, 2010, the Combined Predecessors paid $2.5 million in principal payments on their debt, including $1.9 million in quarterly payments on STN's Term Loan and $0.6 million on other debt.

        Our primary cash requirements for the remainder of 2011 are expected to include (i) principal and interest payments on indebtedness, (ii) approximately $10 million to $15 million for maintenance and other capital expenditures, and (iii) payments related to our existing and potential Native American projects. We believe that cash flows from operations, available borrowings under our credit agreements and existing cash balances will be adequate to satisfy our anticipated uses of capital for the foreseeable future, and we are continually evaluating our liquidity position and our financing needs. We cannot provide assurance, however, that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.

  Off-Balance Sheet Arrangements and Contractual Obligations

        As of September 30, 2011, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, including operating leases, employment contracts, long-term stay-on performance agreements and slot conversion purchases.

        The following table summarizes our contractual obligations and commitments (amounts in thousands):

	Contractual obligations
	Long-term debt and interest rate swaps (a)	Operating leases	Other long-term obligations (b)	Total contractual cash obligations
Payments due in the next twelve months as of September 30,
2011	$131,457	$8,288	$13,305	$153,050
2012	133,008	8,292	318	141,618
2013	129,174	8,267	97	137,538
2014	126,841	8,260	—	135,101
2015	92,754	8,299	—	101,053
Thereafter	2,452,301	413,360	—	2,865,661

Total	$3,065,535	$454,766	$13,720	$3,534,021

(a)
Includes principal and contractual interest on long term debt and projected cash payments on interest rate swaps based on pay and receive rates in effect at September 30, 2011. See Notes 9 and 10 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information related to long-term debt and derivative instruments.

(b)
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

        We have evaluated the likelihood that the FIGR project will be successfully completed and opened, and have concluded that at September 30, 2011, the likelihood of successful completion is in the range of 80% to 90%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including the status of required regulatory approvals, and the progress being made toward the achievement of all milestones and the likelihood of successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that such changes will not be material. In addition, there can be no assurance that we will recover all of our investment in the project even if it is successfully completed and opened for business.

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

        On August 6, 2010, the BIA published notice in the Federal Register that the environmental impact statement for the Mono's casino and resort project had been finalized and is available for review. On September 1, 2011, the Assistant Secretary of the Interior for Indian Affairs issued his determination that gaming on the proposed site would be in the best interest of the Mono and would not be detrimental to the surrounding community. The Governor of California must now concur in the Assistant Secretary's determination. In the event the Governor concurs, the Assistant Secretary will be able to proceed with a final decision on having the land taken into trust for gaming purposes. Notice of the trust decision would be published in the Federal Register together with the record of decision finalizing the environmental review process. Notwithstanding the Secretary's decision, opponents of the project may still seek to exercise their legal remedies to delay or stop the project.

        As currently contemplated, the facility is expected to include approximately 2,000 slot machines and approximately 60 table games, a hotel and several restaurants. Development of the project remains subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California

Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the management agreement by the NIGC.

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

        We have evaluated the likelihood that the Mono project will be successfully completed and opened, and have concluded that at September 30, 2011, the likelihood of successful completion is in the range of 60% to 70%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that we will recover all of our investment in the project even if it is successfully completed and opened for business.

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

        Under the terms of the development agreement, Predecessor agreed to arrange the financing for the ongoing development costs and construction of the facility. Through September 30, 2011, advances to the MITCR toward development of the project totaled approximately $11.9 million, primarily to complete the environmental assessment and secure real estate for the project. The advances to the MITCR bear interest at prime plus 2%, and are to be repaid from the proceeds of third-party project financing or from the MITCR's gaming revenues. In addition, STN agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. Through September 30, 2011, $50,000 of these payments had been made by STN and were expensed as incurred. Given the ongoing recession and thus the revised expected potential of the project, the long-term asset associated with this project was written off by STN in 2009. Prior to the Effective Date, STN discontinued funding for the development of the facility and we anticipate terminating the agreements.

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

        As of September 30, 2011, we had $229.9 million of land held for development consisting primarily of eleven sites that are owned or leased, which includes sites in the Las Vegas valley, northern California and in Reno, Nevada.

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

        In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food purchased for use in complimentary meals provided to employees and patrons are not subject to Nevada use tax. In April 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision, and in July 2008, the Nevada Supreme Court denied the Department of Taxation's motion for rehearing. We have filed refunds for the periods from April 2000 through February 2008. The amount subject to these refunds is approximately $15.5 million plus interest. Any amount refunded to us would be reduced by a contingent fee owed to a third party advisory firm. The Department of Taxation has subsequently taken the position that these purchases are subject to Nevada sales tax. Accordingly, we have not recorded a receivable related to a refund for the previously paid use tax on these purchases in the accompanying condensed consolidated balance sheets as of September 30, 2011, and December 31, 2010, respectively. However, we began claiming this exemption on sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision. In March 2010, the Department of Taxation issued a $12.7 million sales tax assessment, plus interest of $8.2 million, related to these food costs. We have not accrued a liability related to this assessment because we do not believe the Department of Taxation's position has any merit, and therefore we do not believe it is probable that we will owe this tax. The sales tax assessment and the refund cases have been appealed to the Administrative Law Judge of the Nevada Department of Taxation. In January 2011 a hearing was held before the Department of Taxation's administrative law judge and we are currently awaiting a decision.

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

  Propco Credit Agreement

        As of the Effective Date, the Company, as borrower, entered into the Propco Term Loan and the Propco Revolver. The Propco Term Loan has three tranches. Tranche B-1 has a principal amount of $200 million, Tranche B-2 has a principal amount of $750 million and Tranche B-3 has a principal amount of $625 million. The initial maturity date of the loans made under the Propco Credit Agreement will be on the fifth anniversary of the Effective Date but may be extended for two additional one-year periods, subject to the absence of defaults, accuracy of representations and warranties, payment of an extension fee equal to 1.00% of the outstanding principal amount of Tranche B-1, Tranche B-2 and Tranche B-3 loans, plus the revolving credit commitments, for each extension, and pro forma compliance with total leverage and interest coverage ratios. Interest will accrue on the principal balance of the outstanding amounts under the Propco Revolver at the rate per annum, as selected by the Company, of not more than LIBOR plus 3.00% or base rate plus 2.00%. Additionally, the Company is subject to a fee of 0.50% for the unfunded portion of the Propco Revolver. Interest will accrue on the principal balance of the outstanding amounts under the Tranche B-1 loans at the rate per annum, as selected by the Company, of not more than LIBOR plus 3.00% or base rate plus 2.00% for the first three years of the term; LIBOR plus 3.50% or base rate plus 2.50% for the fourth and fifth year; LIBOR plus 4.50% or base rate plus 3.50% in the sixth year if the Company elects to exercise the first optional extension of the maturity of the loans; and LIBOR plus 5.50% or base rate plus 4.50% for the seventh year if the Company elects to exercise the second optional extension of the maturity of the loans. The base rate is subject to a floor equal to one-month LIBOR plus 1.00%. Interest will accrue on the Tranche B-2 loan at a rate per annum, as selected by the Company of not more than LIBOR plus 4.00% or base rate plus 3.00%. Interest will accrue on the Tranche B-3 loan at a rate per annum, as selected by the Company, equal to LIBOR plus 1.80% or base rate plus 0.80% for the first year of the term; LIBOR plus 1.81% or base rate plus 0.81% for the second year; LIBOR plus 1.82% or base rate plus 0.82% for the third year; LIBOR plus 3.02% or base rate plus 2.02% for the fourth and fifth years; LIBOR plus 5.37% or base rate plus 4.37% for the sixth year ; and LIBOR plus 7.69% or base rate plus 6.69% from and after the sixth anniversary of the Effective Date. The lenders may elect to fix the interest rate on all or a portion of the Tranche B-3 loan prior to December 31, 2011. The lenders may elect to exchange all or a portion of such fixed rate Tranche B-3 loans for senior unsecured notes in a form suitable for resale under Rule 144A of the Securities Act of 1933, as amended. The Company is required to hedge 50% of the outstanding principal balance of the term loans [and the exchange securities] for a period no less than three years from the date of entry into the applicable swap. As a result, the Company entered into a floating-to-fixed interest rate swap with a notional amount of $850 million (such notional amount reducing over the life of the arrangement), terminating July 1, 2015, which will effectively convert a portion of its floating-rate debt to a fixed rate. Under the terms of the interest rate swap, the Company will pay a fixed rate of approximately 1.29% and receive one-month LIBOR (See Note 10—Derivative Instruments).

        The Propco Credit Agreement contains certain financial and other covenants, including a total leverage ratio and a minimum interest coverage ratio in each case with testing beginning with the fiscal quarter ending December 31, 2012. The Propco Credit Agreement also limits capital expenditures. The Company is in compliance with all Propco Credit Agreement covenants as of September 30, 2011. The Company is not required to make principal payments prior to maturity of the Propco Credit Agreement other than (a) quarterly payments of an amount equal to 0.25% of the aggregate principal amount of the Tranche B-1 and Tranche B-2 loans outstanding on the Effective Date, (b) prepayments of the Tranche B-1 and Tranche B-2 loans of 75% of excess cash flow, net of a credit for payments made pursuant to (a) above, if the total leverage ratio is equal to or greater than 6.00:1.00, 50% of excess cash flow if the total leverage ratio is less than 6.00:1.00 but greater than or equal to 4.00:1.00, or 25% if the total leverage ratio is less than 4.00:1.00; (c) prepayments with proceeds of certain asset sales, events of loss, incurrence of debt and equity issuances, and (d) prepayments of the Propco Revolver of unrestricted cash in excess of $15 million (which do not permanently reduce the revolving loan commitment) .

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

  Opco Credit Agreement

        As of the Effective Date, a subsidiary of the Company, NP Opco LLC ("Opco"), as borrower, entered into the Opco Credit Agreement consisting of (a) a term loan facility in the principal amount of approximately $435.7 million (the "Opco Term Loan"), and (b) a revolving credit facility in the maximum amount of $25 million, the availability of which is subject to standard continuing conditions (the "Opco Revolver"). Opco has the option, after the first anniversary of the Effective Date, to solicit lending commitments to increase the amount of the Opco Revolver by up to an additional $25 million. The initial maturity date will be on the fifth anniversary of the Effective Date but may be extended for two additional one-year periods, subject to the absence of defaults, accuracy of representations and warranties, payment of a 1% extension fee for each extension, and pro forma compliance with total leverage and interest coverage ratios. Interest shall accrue on the principal balance of loans at the rate per annum, as selected by Opco, of not more than LIBOR plus 3.00% or base rate plus 2.00% for the first three years of the term; LIBOR plus 3.50% or base rate plus 2.50% for the fourth and fifth year; LIBOR plus 4.50% or base rate plus 3.50% for the sixth year if Opco elects to exercise the first optional extension of the maturity of the loans; and LIBOR plus 5.50% or base rate plus 4.50% for the seventh year if Opco elects to exercise the second optional extension of the maturity of the loans. The base rate is subject to a floor equal to one-month LIBOR plus 1.00%. Additionally, Opco is subject to a fee of 0.50% for the unfunded portion of the Opco Revolver. Opco is required to hedge 50% of the outstanding principal balance of its term loan for a period no less than three years from the date of entry into the applicable swap. As a result, Opco entered into a floating-to-fixed interest rate swap with a notional amount of $260.5 million (such notional amount reducing over the life of the arrangement), terminating July 1, 2015, which will effectively convert a portion of its floating-rate debt to a fixed rate. Under the terms of the interest rate swap, Opco will pay a fixed rate of approximately 1.34% and receive one-month LIBOR (See Note 10—Derivative Instruments).

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

  GVR Credit Agreement

        As of the Effective Date, Station GVR Acquisition, LLC, as borrower ("GVR Borrower"), entered into the GVR First Lien Credit Agreement which consists of a $10 million revolving credit facility (the "GVR Revolver") and a $215 million term loan (the "GVR First Lien Term Loan" and together with the GVR Revolver, the "GVR First Lien Loan") and the GVR Second Lien Credit Agreement consisting of a $90 million term loan (the "GVR Second Lien Loan" and together with the GVR First Lien Loan, the "GVR Loans"). The maturity date of the GVR First Lien Loan will be the fifth anniversary of the Effective Date and the maturity date of the GVR Second Lien Loan will be the sixth anniversary of the Effective Date. The GVR First Lien Term Loan has scheduled quarterly minimum amortization payments in the amount of one percent per annum. There will not be scheduled minimum amortization payments of the second lien term loan prior to final stated maturity. The GVR Loans are subject to customary mandatory prepayments, including sale of equity or issuance of debt and commencing with the fiscal year ended December 31, 2011, annual prepayments of 75% of excess cash flow if the total leverage ratio is equal to or greater than 4.50:1.00, 50% of excess cash flow if the total leverage ratio is less than 4.50:1.00, in each case, to maintenance of minimum liquidity of $3 million. Interest shall accrue on the GVR First Lien Loan at the rate per annum, at the option of the Company of LIBOR plus 4.75% with a 1.50% LIBOR floor or base rate plus 3.75% with a 2.50% base rate floor and interest shall accrue on the GVR Second Lien Loan at the rate per annum, at the option of the Company of LIBOR plus 8.50% with a 1.50% LIBOR floor or a base rate plus 7.50% with a 2.50% base rate floor. The GVR Borrower is required to hedge 50% of the outstanding principal balance of its term loan for a period no less than two years from the date of entry into the applicable swap. As a result, the GVR Borrower entered into a floating-to-fixed interest rate swap with a notional amount of $228.5 million (such notional amount reducing over the life of the arrangement), terminating July 1, 2015, which will effectively convert a portion of its floating-rate debt to a fixed rate. Under the terms of the interest rate swap, the GVR Borrower will pay a fixed rate of approximately 2.03% and receive one-month LIBOR, subject to a minimum of 1.50% (See Note 10—Derivative Instruments).

        The GVR Credit Agreements contain certain financial and other covenants including a maximum total leverage ratio and a fixed charge coverage ratio. The GVR Credit Agreements also limits capital expenditures. The GVR Loans are guaranteed by all subsidiaries of GVR Borrower and its immediate parent company, GVR Holdco 1 LLC ("GVR Holdco") and is secured by first lien and second lien pledges of GVR Borrower equity, together with first and second priority liens on all tangible and intangible assets of GVR Holdco and its subsidiaries that may be pledged as collateral pursuant to applicable law. At September 30, 2011, the GVR Borrower is in compliance with all covenants related to the GVR Credit Agreement.

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

Derivative Instruments

        We have entered into various interest rate swaps to manage our exposure to interest rate risk. At September 30, 2011 we have three floating-to-fixed interest rate swaps with notional amounts totaling $1.3 billion which mature in 2015. These interest rate swaps effectively convert a portion of our variable-rate debt to a fixed rate, and we have designated them as cash flow hedging instruments for accounting purposes. As of September 30, 2011, we paid a weighted-average fixed interest rate of 1.43% and received a weighted-average variable interest rate of 0.44%.

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. For the three months ended September 30, 2011 and the period June 17, 2011 through September 30, 2011, the swaps increased our interest expense by $2.3 million.

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

        Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term and short-term borrowings under our Credit Agreements, and by using interest rate swaps and similar instruments to hedge against the earnings effects of interest rate fluctuations. Borrowings under the Credit Agreements bear interest at a margin above LIBOR or Base Rate (each as defined in the Credit Agreements) as selected by us, however the lenders may elect to fix the rate on all or a portion of the $625 million Propco Tranche B-3 term loan prior to December 31, 2011. The total amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time.

        At September 30, 2011, $2.5 billion of the borrowings under our Credit Agreements is based on LIBOR plus applicable margins of 1.80% to 8.50%, and the remainder is based on the Base Rate (as defined in the Credit Agreements). At September 30, 2011, the LIBOR rates underlying our LIBOR-based borrowings ranged from 0.23% to 0.36%, and the Base Rate ranged from 5.25% to 7%. The weighted-average interest rates for variable-rate debt shown in the following table are calculated using the rates in effect on our borrowings as of September 30, 2011. We cannot predict the LIBOR or Base Rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings as of September 30, 2011, an assumed 1% change in variable rates would cause our annual interest cost to change by approximately $10.8 million, after giving effect to our interest rate hedges which are further described below. The estimated fair value of our long-term debt at September 30, 2011 is $2.2 billion. The following table shows information about future maturities of our long-term debt and the weighted-average stated interest rates in effect at September 30, 2011 (amounts in thousands, unaudited):

	Current Portion as of September 30,
	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt:
Fixed-rate	$3,281	$5,505	$2,459	$2,617	$2,769	$34,633	$51,264
Weighted-average interest rate	4.73%	4.88%	4.32%	4.32%	4.33%	3.80%	4.06%
Variable-rate	$14,342	$14,559	$14,305	$14,305	$14,305	$2,409,312	$2,481,128
Weighted-average interest rate	3.94%	3.99%	3.93%	3.93%	3.93%	3.99%	3.98%

        We are also exposed to interest rate risk related to our interest rate swap agreements which we use to hedge a portion of our variable-rate debt. As of September 30, 2011, we have three variable-to-fixed interest rate swaps which effectively hedge a portion of the interest rate risk on borrowings under our Credit Agreements. Our interest rate swaps are matched with specific debt obligations, are designated as cash flow hedges, and qualify for hedge accounting. We do not use derivative financial instruments for trading or speculative purposes. Interest differentials resulting from interest rate swap agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate movements also affect the fair value of these interest rate swaps, which is reflected in other long-term liabilities in our condensed consolidated balance sheet. Fair value is estimated based upon current, and predictions of future interest rate levels along a yield curve, the remaining duration of the instruments, and other market conditions, therefore fair value is subject to significant estimation and a high degree of variability between periods. However, to the extent that the interest rate swaps are effective in hedging the designated risk, the changes in the fair value of these interest rate swaps are deferred in other comprehensive income on our condensed consolidated balance sheet. Certain future events, including prepayment, refinancing or acceleration of the hedged debt, could cause all or a portion of these hedges to become ineffective, in which case the changes in the fair value of the ineffective portion of the interest rate swaps would be recognized in the statement of operations in the period of change. In addition, we are exposed to credit risk should our counterparties fail to perform under the terms of the interest rate swap agreements, however, we seek to minimize our exposure to this risk by entering into interest rate swap agreements with highly rated counterparties, and we do not believe we are exposed to significant credit risk as of September 30, 2011.

        The following table provides information about our interest rate swaps at September 30, 2011 (amounts in thousands, unaudited):

	Contractual Maturity Date Years Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Interest rate swaps:
Notional amount	$18,752	$39,412	$48,858	$55,070	$1,170,697	$—	$1,332,789
Weighted-average interest rate payable (a)	1.43%	1.43%	1.42%	1.42%	1.42%
Weighted-average variable interest rate receivable (b)	0.44%	0.44%	0.44%	0.43%	0.43%

(a)
Based on actual fixed rates payable.

(b)
Based on actual variable rates receivable at September 30, 2011.

        Additional information about our Credit Agreements and interest rate swap agreements is included in "Description of Certain Indebtedness and Capital Stock".

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

    No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    No. 32.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    No. 32.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    No. 101.INS*—XBRL Instance Document

    No. 101.SCH*—XBRL Taxonomy Extension Schema Document

    No. 101.CAL*—XBRL Taxonomy Extension Calculation Linkbase Document

    No. 101.DEF*—XBRL Taxonomy Extension Definition Linkbase Document

    No. 101.LAB*—XBRL Taxonomy Extension Label Linkbase Document

    No. 101.PRE*—XBRL Taxonomy Extension Presentation Linkbase Document

*
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

STATION CASINOS LLC, Registrant
DATE: November 14, 2011	/s/ THOMAS M. FRIEL Thomas M. Friel, Executive Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)