Form 10-K
period 2011-12-31
Station Casinos LLC
filed 2012-03-30
CIK 1503579

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .

Commission file number 000-54193
______________________________________________________________

STATION CASINOS LLC
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-3312261 (I.R.S. Employer Identification No.)

1505 South Pavilion Center Drive, Las Vegas, Nevada 89135
(Address of principal executive offices, Zip Code)
Registrant's telephone number, including area code: (702) 495-3000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Voting Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of the voting units held by non-affiliates (all other persons other than executive officers or directors) of the registrant as of June 30, 2011 was $0.
As of February 29, 2012, 100 shares of the registrant's voting units were outstanding and 100 shares of the registrant's non-voting units were outstanding.
Documents Incorporated by Reference
None.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. Such statements contain words such as "believe," "estimate," "expect," "intend," "plan," "project," "may," "will," "might," "should," "could," "would," "seek," "pursue," and "anticipate" or the negative or other variation of these or similar words, or may include discussions of strategy or risks and uncertainties. Forward-looking statements in this Annual Report on Form 10-K include, among other things, statements concerning:

•	projections of future results of operations or financial condition;

•	expectations regarding our business and results of operations of our existing casino properties and prospects for future development;

•	expenses and our ability to operate efficiently;

•	expectations regarding trends that will affect our market and the gaming industry generally and the impact of those trends on our business and results of operations;

•	our ability to comply with the covenants in the agreements governing our outstanding indebtedness;

•	our ability to meet our projected debt service obligations, operating expenses, and maintenance capital expenditures;

•	expectations regarding the availability of capital resources, including our ability to refinance our outstanding indebtedness;

•	our intention to pursue development opportunities and acquisitions and obtain financing for such development and acquisitions; and

•	the impact of regulation on our business and our ability to receive and maintain necessary approvals for our existing properties and future projects.
Any forward-looking statement is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of operations may vary materially from any forward-looking statement made herein. Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

•	the economic downturn, and in particular the economic downturn in Nevada, and its effect on consumer spending and our business;

•	the effects of intense competition that exists in the gaming industry;

•	the risk that new gaming licenses or gaming activities, such as internet gaming, are approved and result in additional competition;

•	our substantial outstanding indebtedness and effect of our significant debt service requirements on our operations and ability to compete;

•	the risk that we will not be able to finance our development and investment projects or refinance our outstanding indebtedness;

•
the impact of extensive regulation from gaming and other government authorities on our ability to operate our business and the risk that regulatory authorities may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines or take other actions that adversely affect us;

•	risks associated with changes to applicable gaming and tax laws that could have a material adverse effect on our financial condition;

•
general business conditions including competitive practices, changes in customer demand and the cyclical nature of the gaming and hospitality business generally, and general economic conditions, including interest rates, on our business and results of operations;

•	adverse outcomes of legal proceedings and the development of, and changes in, claims or litigation reserves; and

•	risks associated with development, construction and management of new projects or the expansion of existing facilities, including cost overruns and construction delays.

For additional contingencies and uncertainties, see Item 1A. Risk Factors.
Given these risks and uncertainties, we can give no assurances that results contemplated by any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.
MARKET AND INDUSTRY DATA
Some of the market and industry data contained in this Annual Report on Form 10-K are based on independent industry publications or other publicly available information. Although we believe that these independent sources are reliable, we have not independently verified and cannot assure you as to the accuracy or completeness of this information. As a result, you should be aware that the market and industry data contained herein, and our beliefs and estimates based on such data, may not be reliable.
Unless otherwise noted, references to the ''Company,'' "Station," ''we,'' ''us'' and ''our'' refer to Station Casinos LLC and its consolidated subsidiaries for periods following the Effective Date (as defined herein) and to Station Casinos, Inc. and its consolidated subsidiaries for periods prior to the Effective Date. The terms ''STN" and "STN Predecessor" refer to Station Casinos, Inc. and its subsidiaries prior to the Effective Date.

PART I

ITEM 1.	BUSINESS
Introduction
We are a gaming and entertainment company established in 1976 that develops and operates casino entertainment facilities. We currently own and operate nine major hotel/casino properties under the Station and Fiesta brands and eight smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. We also manage Gun Lake Casino in Allegan County, Michigan.
We operate our properties under four distinct brand categories: Luxury (Red Rock and Green Valley Ranch), Casual Classic (Station), Value (Fiestas) and Neighborhood (Wildfire and Barley's). All of these brand categories offer convenience and choices to residents throughout the Las Vegas valley with our strategically located portfolio of properties. Each of our properties caters primarily to local Las Vegas area residents. We believe that our out-of-town patrons are also discerning customers who enjoy a value-oriented, high-quality experience. We believe that our patrons view our hotel and casino product as a preferable alternative to attractions located on the Las Vegas Strip and in downtown Las Vegas.
Our principal source of revenue and operating income is gaming, primarily slot revenue, and we use our non-gaming amenities to drive customer traffic to our casino properties. The majority of our revenue is cash-based and as a result, fluctuations in our revenues have a direct impact on our cash flows from operations. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.
We believe the high-quality entertainment experience we provide our customers also differentiates us from our competitors. Our casino properties are conveniently located throughout the Las Vegas valley and provide our customers a wide variety of entertainment and dining options. We believe we surpass our competitors in offering casino patrons the newest and most popular slot and video games featuring the latest technology.
Our principal executive offices are at 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135. The telephone number for our executive offices is (702) 495-3000. Our internet website is www.stationcasinos.com.
Business Strategy
Our operating strategy emphasizes attracting and retaining customers primarily from the Las Vegas locals market and, to a lesser extent, out-of-town visitors. Our properties attract customers through:

•	innovative, frequent and high-profile promotional programs directed towards the Las Vegas locals market;

•	convenient locations;

•	offering our customers the latest in slot and video poker technology;

•	focused marketing efforts targeting our extensive customer database; and

•	development of strong relationships with specifically targeted travel wholesalers in addition to convention business.
The Las Vegas locals market is very competitive, and we compete with both large hotel casinos in Las Vegas and smaller gaming-only establishments throughout the Las Vegas valley.
Provide a High-Value Experience. Because we target repeat customers, we are committed to providing a high-value entertainment experience for the customers in our restaurants, hotels, casinos and other entertainment amenities. We have developed regional entertainment destinations for locals that include other amenities such as spas, movie theaters, bowling centers, ice skating, live entertainment venues and child care facilities. We believe the value offered by the restaurants at each of our casino properties is a major factor in attracting local gaming customers, as dining is a primary motivation for casino visits by many locals. Through their restaurants, each of which has a distinct style of cuisine, our casino properties offer generous portions of high-quality food at reasonable prices. Our operating strategy focuses on slot and video poker machine play. Our target market consists of frequent gaming patrons who seek a friendly atmosphere and convenience. Because locals and repeat visitors demand variety and quality in their slot and video poker machine play, we offer the latest in slot and video poker technology at our casino properties. As part of our commitment to providing a quality entertainment experience for our patrons, we are dedicated to ensuring a high level of customer satisfaction and loyalty by providing attentive customer service in a friendly, casual atmosphere.

Marketing and Promotion. We employ an innovative marketing strategy that utilizes frequent high-profile promotional programs in order to attract customers and establish a high level of name recognition. In addition to advertising through television, radio and newspaper, we have created and sponsored promotions that have become a tradition in the locals market, such as our Jumbo Brand products and our annual Great Giveaway promotion.
Our Boarding Pass player rewards program allows guests to earn points based on their level of gaming activity. Participants in the program can redeem points at any of our Las Vegas-area properties for cash and complimentary slot play, food, beverage, hotel rooms, movie passes, entertainment tickets, and merchandise.
We are heavily focused on using cutting-edge technology to drive customer traffic with products such as our Jumbo Brand products, which include "Jumbo Pennies," "Jumbo Bingo," "Jumbo Keno" and "Jumbo Hold'Em." Our other products include "Xtra Play Cash" and "Sports Connection," among others. We believe that these products create sustainable competitive advantages and will continue to distinguish us from our competition.
Employee Relations. Station began as a family-run business in 1976 and has maintained close-knit relationships amongst its management and endeavors to instill among its employees this same sense of loyalty. Toward this end, we take a hands-on approach through active and direct involvement with employees at all levels. We believe we have very good employee relations.
Properties
Set forth below is certain information as of December 31, 2011 concerning our properties, which are more fully described following the table.

	Hotel Rooms	Slots (1)	Gaming Tables (2)	Parking Spaces (3)	Acreage
Major Casino Properties
Red Rock	811	2,989	58	5,500	64
Palace Station	1,011	1,633	44	3,000	30
Boulder Station	300	2,803	33	3,300	54
Sunset Station	457	2,464	39	5,800	82
Green Valley Ranch	495	2,395	48	4,000	40
Texas Station	201	2,005	27	4,700	47
Santa Fe Station	200	2,709	39	5,200	39
Fiesta Rancho	100	1,416	15	2,800	25
Fiesta Henderson	224	1,594	18	3,400	46
Other Properties
Wild Wild West	260	195	6	592	19
Wildfire Rancho	—	214	—	265	5
Wildfire Boulder	—	173	—	230	2
Gold Rush	—	146	—	123	1
Lake Mead Casino	—	85	—	64	3
Barley's (50% owned)	—	199	—	—	—
The Greens (50% owned)	—	35	—	—	—
Wildfire Lanes (50% owned)	—	199	—	—	—
_______________________________________________________________________________

(1)	Includes slot and video poker machines and other coin-operated devices.

(2)
Generally includes blackjack ("21"), craps, roulette, pai gow poker, mini baccarat, let it ride, three-card poker, and wild hold'em. Our Major Casino Properties also offer a keno lounge with the exception of Green Valley Ranch, a bingo parlor with the exception of Green Valley Ranch and a race and sports book. Our Other Properties offer a sports book with the exception of Lake Mead Casino and The Greens.

(3)
Includes covered parking spaces of 3,000 for Red Rock, 1,500 for Palace Station, 1,500 for Boulder Station, 2,100 for Sunset Station, 2,200 for Green Valley Ranch, 2,400 for Texas Station, 3,600 for Santa Fe Station, 500 for Fiesta Rancho and 1,500 for Fiesta Henderson.

Major Casino Properties
Red Rock
Red Rock, which opened in April 2006, is strategically located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. Red Rock features an elegant desert oasis theme with a contemporary design offering 811 hotel rooms featuring luxury amenities. In addition to its standard guest rooms, the hotel offers six styles of suites, including one-of-a-kind custom villas and penthouse suites. Additional non-gaming amenities include nine full-service restaurants, a 16-screen movie theater complex, 94,000 square feet of meeting and convention space, a full-service spa, a 72-lane bowling center and a Kid's Quest child care facility. Red Rock's nine full-service restaurants have a total of approximately 1,600 seats and include Hachi (a contemporary Japanese restaurant), T-bones Chophouse, Terra Rossa (an Italian restaurant), Cabo Mexican Restaurant, the Grand Café, Feast Buffet (which features live-action themed buffets offering options that include Mexican, Italian, barbecue, American and Chinese cuisines), Sand Bar, Yard House and LBS: A Burger Joint (a gourmet burger restaurant). In addition, Red Rock features numerous bars and lounges including Rocks Lounge offering free live entertainment, Onyx Bar, Sand Bar and Lucky Bar. Red Rock also offers a variety of fast-food outlets.
Palace Station
Palace Station is strategically located at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas' most heavily traveled areas. Palace Station is a short distance from McCarran International Airport and from major attractions on the Las Vegas Strip and downtown Las Vegas. Palace Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including newly remodeled hotel rooms, seven full-service restaurants, a 275-seat entertainment lounge, four additional bars, two swimming pools, an approximately 20,000-square-foot banquet and convention center, a gift shop and a non-gaming video arcade. Palace Station's seven full-service restaurants have a total of approximately 1,300 seats. These restaurants, which offer a variety of high-quality food at reasonable prices, include the Grand Café, Feast Buffet (which features live-action themed buffets offering options that include Mexican, Italian, barbecue, American and Chinese cuisines), The Broiler Steaks and Seafood, Pasta Cucina (an Italian restaurant), Cabo Mexican Restaurant, an Oyster Bar and Food Express Chinese Restaurant. In addition to these restaurants, Palace Station offers various fast-food outlets and the Louie Anderson Theater featuring Bonkers Comedy Club.
Boulder Station
Boulder Station, which opened in August 1994, is strategically located on Boulder Highway, immediately adjacent to the Interstate 515 interchange. We believe that Boulder Station's highly visible location at this well-traveled intersection offers a competitive advantage relative to the other hotels and casinos located on Boulder Highway. Boulder Station is located approximately four miles east of the Las Vegas Strip and approximately four miles southeast of downtown Las Vegas. Boulder Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including five full-service restaurants, a 750-seat entertainment lounge, six additional bars, an 11-screen movie theater complex, a Kid's Quest child care facility, a swimming pool, a non-gaming video arcade and a gift shop. Boulder Station's five full-service restaurants have a total of over 1,400 seats. These restaurants, which offer a variety of high-quality meals at reasonable prices, include the Grand Café, Feast Buffet, The Broiler Steaks and Seafood, Pasta Cucina (an Italian restaurant) and Cabo Mexican Restaurant. In addition to these restaurants, Boulder Station offers various fast-food outlets.
Sunset Station
Sunset Station, which opened in June 1997, is strategically located at the intersection of Interstate 515 and Sunset Road. Multiple access points provide customers convenient access to the gaming complex and parking areas. Situated in a highly concentrated commercial corridor along Interstate 515, Sunset Station has prominent visibility from the freeway and the Sunset commercial corridor. Sunset Station is located approximately nine miles east of McCarran International Airport and approximately seven miles southeast of Boulder Station. Sunset Station features a Spanish/Mediterranean-style theme with non-gaming amenities including seven full-service restaurants themed to capitalize on the familiarity of the restaurants at our other properties, a 520-seat entertainment lounge, a 4,000-seat outdoor amphitheater, eight additional bars, a gift shop, a non-gaming video arcade, a 13-screen movie theater complex, a 72-lane bowling center, a Kid's Quest child care facility and a swimming pool. Sunset Station's seven full-service restaurants have a total of approximately 2,100 seats featuring “live-action” cooking and simulated patio dining. These restaurants, which offer a variety of high-quality food at reasonable prices, include the Grand Café, Sonoma Cellar Steakhouse, Pasta Cucina (an Italian restaurant), Cabo Mexican Restaurant, Feast Buffet, Hooter's and an Oyster Bar. Guests may also enjoy the Gaudi Bar, a centerpiece of the casino featuring over 8,000 square feet of stained glass. Sunset Station also offers a variety of fast-food outlets.
Green Valley Ranch

Green Valley Ranch, which opened in December 2001, is strategically located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada. Green Valley Ranch is approximately five minutes from McCarran International Airport and seven minutes from the Las Vegas Strip. Green Valley Ranch was designed to complement the Green Valley master planned community. The AAA Four Diamond resort features a Mediterranean-style villa theme with non-gaming amenities including eight full-service restaurants, a 4,200-square-foot non-gaming arcade, a state-of-the-art spa with outdoor pools, a 10-screen movie theater complex, two gift shops, approximately 65,000 square feet of meeting and convention space and an entertainment lounge. Green Valley Ranch also offers an eight-acre complex featuring private poolside cabanas, a contemporary poolside bar and grill, one and a half acres of vineyards and an outdoor performance venue. Green Valley Ranch's eight full-service restaurants include the China Spice (a Chinese restaurant), Sushi+Sake, Terra Verde (an Italian restaurant), Hank's Fine Steaks and Martinis, Feast Buffet, Tides Oyster Bar, the Grand Café and Turf Grill. Green Valley Ranch also offers a variety of fast-food outlets to enhance the customers' dining selection. Guests may also enjoy the Drop Bar, a centerpiece of the casino, The Lobby Bar, which is open to the hotel entrance and the pool area, and Ovation, an entertainment lounge.
Texas Station
Texas Station, which opened in July 1995, is strategically located at the corner of Lake Mead Boulevard and Rancho Drive in North Las Vegas. Texas Station features a friendly Texas atmosphere, highlighted by distinctive early Texas architecture with non-gaming amenities including five full-service restaurants a Kid's Quest child care facility, a 300-seat entertainment lounge, a 1,700-seat event center, eight additional bars, an 18-screen movie theater complex, a swimming pool, a non-gaming video arcade, a gift shop, a 60-lane bowling center and approximately 40,000 square feet of meeting and banquet space. Texas Station's five full-service restaurants have a total of approximately 1,200 seats. These restaurants, which offer a variety of high-quality food at reasonable prices, include the Grand Café, Austins Steakhouse, Pasta Cucina (an Italian restaurant), Feast Buffet and Texas Star Oyster Bar. In addition, guests may also enjoy the unique features of several bars and lounges including Martini Ranch, Whiskey Bar, Garage Bar, A-Bar and South Padre. Texas Station also offers a variety of fast-food outlets.
Santa Fe Station
In October 2000, the Company purchased Santa Fe Station, which is strategically located at the intersection of Highway 95 and Rancho Drive, approximately five miles northwest of Texas Station. Santa Fe Station features non-gaming amenities including four full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 500-seat entertainment lounge, seven additional bars, a 60-lane bowling center, a 16-screen movie theater complex, a Kid's Quest child care facility and over 14,000 square feet of meeting and banquet facilities. Santa Fe Station's four full-service restaurants have a total of approximately 1,000 seats, which include The Charcoal Room (a steakhouse), Cabo Mexican Restaurant, the Grand Café and Feast Buffet. Guests may also enjoy Revolver Saloon and Dance Hall or 4949 Lounge, a centerpiece of the casino. Santa Fe Station also offers a variety of fast-food outlets.
Fiesta Rancho
In January 2001, the Company purchased Fiesta Rancho, which is strategically located at the intersection of Lake Mead Boulevard and Rancho Drive in North Las Vegas across from Texas Station. Fiesta Rancho features a Southwestern theme with non-gaming amenities including three full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 600-seat entertainment lounge, a regulation-size ice skating rink and three additional bars. Fiesta Rancho's three full-service restaurants have a total of over 870 seats, and include a 24-hour Denny's Restaurant, Garduno's (a Mexican restaurant) and Festival Buffet. Fiesta Rancho also offers a variety of fast-food outlets.
Fiesta Henderson
In January 2001, the Company purchased Fiesta Henderson, which is strategically located at the intersection of Interstate 215 and Interstate 515 in Henderson, Nevada. The property features four full-service restaurants, a 12-screen movie theater complex, a gift shop, a swimming pool, three bars and lounges and meeting space. Fiesta Henderson's four full-service restaurants have a total of approximately 1,100 seats, and include a 24-hour Denny's Restaurant, Fuego Steakhouse, Amigo's Mexican Cantina and Festival Buffet. Fiesta Henderson also offers a variety of fast-food outlets.
Other Properties
Wild Wild West
Wild Wild West, which the Company acquired in 1998, is strategically located on Tropicana Avenue and immediately adjacent to Interstate 15. Wild Wild West's non-gaming amenities include a full-service restaurant, a bar, a gift shop and a truck plaza. In December 2009, Wild Wild West was rebranded as Days Inn-Las Vegas under a franchise agreement with Days Inn Worldwide.
Wildfire Rancho
In January 2003, the Company purchased Wildfire Casino-Rancho (“Wildfire Rancho”) located on Rancho Drive across from Texas Station. Wildfire Rancho's non-gaming amenities include a lounge, outdoor patio and a full-service restaurant.
Wildfire Boulder & Gold Rush
In August 2004, the Company purchased Wildfire Casino-Boulder (“Wildfire Boulder”) (formerly known as Magic Star) and Gold Rush Casino (“Gold Rush”). Both properties offer non-gaming amenities which include a full-service restaurant and a bar.
Lake Mead Casino
In September 2006, the Company purchased Lake Mead Casino located in Henderson, Nevada. Lake Mead Casino's non-gaming amenities include a full-service restaurant and bar.
Barley's, The Greens and Wildfire Lanes
We own a 50% interest in each of Barley's Casino & Brewing Company (“Barley's”), a casino and brew pub located in Henderson, Nevada that opened in January 1996, The Greens Gaming and Dining (“The Greens”), a restaurant and lounge located in Henderson, Nevada, and Wildfire Lanes and Casino (“Wildfire Lanes”), located in Henderson, Nevada. Wildfire Lanes' non-gaming amenities include a full-service restaurant, a bar and an 18-lane bowling center. We are the managing partner for Barley's, The Greens and Wildfire Lanes and receive a management fee equal to approximately 10% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") of such entities.
Managed Properties
Gun Lake Casino
We manage Gun Lake Casino (“Gun Lake”) in Allegan County, Michigan, which opened in February 2011, on behalf of the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe. Gun Lake is located on approximately 147 acres on U.S. Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan, and includes approximately 1,500 slot machines, 28 table games and various dining options. We have a 50% ownership interest in the manager of Gun Lake, MPM Enterprises, LLC, a Michigan limited liability company ("MPM"), which receives a management fee equal to approximately 30% of the net income of Gun Lake pursuant to a seven-year management contract that commenced in February 2011. Pursuant to the terms of the MPM operating agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.
Aliante Station Casino + Hotel
We manage Aliante Station in North Las Vegas, Nevada on behalf of ALST Casino Holdco, LLC ("ALST"), which acquired the property on November 1, 2011 pursuant to the reorganization of Aliante Gaming, LLC ("Aliante Gaming"). Prior
to ALST's acquisition of the property, STN owned a 50% interest in Aliante Station. We entered into a five-year management agreement with ALST on November 1, 2011, and on November 14, 2011 ALST elected to terminate the agreement. In accordance with the transition services sections of the management agreement, we will manage Aliante Station for up to 18 months from the early termination date, subject to termination by ALST at any time upon not less than 30 days notice. The management arrangement provides for a monthly base management fee equal to 1% of Aliante Station's gross revenues and an annual incentive management fee payable quarterly equal to 7.5% of the property's EBITDA up to and including $7.5 million and 10% of EBITDA in excess of $7.5 million. Fertitta Entertainment LLC, an entity that is controlled by Frank J. Fertitta III and Lorenzo J. Fertitta and manages our properties ("Fertitta Entertainment"), has agreed to provide such management and transition services on our behalf and we have agreed to pay any and all management fees we receive from Aliante Gaming to Fertitta Entertainment.
Expansion Strategy
Selection Criteria

We believe that a highly visible location, convenient access and ample parking are critical factors in attracting local patronage and repeat visitors. Additionally, sites must be large enough to support multi-phased, master-planned growth to capitalize on growing demand in incremental stages. We select sites that are located within a dense population base which generally are adjacent to high-traffic surface streets and interstate highways. We believe that each of our casino properties' locations has provided it with a significant competitive advantage to attract its targeted customer base. In the Las Vegas metropolitan area, as a result of Senate Bill 208, there are a limited number of sites available for development away from "The Strip" or downtown and we control a number of these sites.
Master-Planned Development
No master-planned development is currently contemplated, but our long-term expansion strategy may include additional master-planned expansions of our existing and future gaming locations. In designing project sites, we plan and engineer for multi-phased facility expansions to accommodate future growth which allows us to develop dominant properties. A project's master-planned design typically allows the option of adding hotel rooms, casino space, parking structures and non-gaming entertainment such as movie theaters, additional restaurants, retail shops and various other entertainment venues.
We continually evaluate the timing and scope of our master-planned developments at each of our properties and from time to time we may decide to expand the scope of, improve on or suspend the implementation of our master plans. These decisions are dependent upon the availability of financing, competition and future economic and gaming regulatory environments, many of which are beyond our control.
Development and Acquisition Opportunities
As of December 31, 2011, our land held for development consisted primarily of 11 sites that are owned or leased, including sites in the Las Vegas valley, northern California and Reno, Nevada, which could be used for new casino development or other associated development. We also evaluate other development and acquisition opportunities in current and emerging gaming markets, including land-based, dockside, riverboat and Native American gaming. Our decision whether to proceed with any new gaming development or acquisition opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations, many of which are beyond our control.
Native American Development
The Federated Indians of Graton Rancheria
We have development and management agreements with the Federated Indians of Graton Rancheria (the "FIGR"), a federally recognized Native American tribe, pursuant to which we have agreed to assist the FIGR in developing, financing and operating a gaming and entertainment project to be located near the City of Rohnert Park in Sonoma County, California.
The management agreement has a term of seven years from the date of opening of the project and we will receive a management fee equal to 24% of the facility's net income in years one through four and 27% of the facility's net income in years five through seven. We will also receive a development fee equal to 2% of the cost of the project upon its opening. The National Indian Gaming Commission (the "NIGC") has approved the management agreement for Class II gaming at the planned facility. Class II gaming includes games of chance such as bingo, pull-tabs, tip jars and punch boards (and electronic or computer-aided versions of such games), and non-banked card games. We and the FIGR may also pursue approval of Class III gaming, which would permit casino-style gaming, at the planned facility. Class III gaming would require an approved compact with the State of California and approval by the NIGC of a modification to the existing management agreement, or a new management agreement, permitting Class III gaming.
During 2010, the Bureau of Indian Affairs of the U.S. Department of the Interior (the "BIA") accepted approximately 254 acres of land into trust on behalf of the FIGR for the development of the project.
The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. Prior to obtaining third-party financing, we will contribute significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained. Through December 31, 2011, reimbursable advances to the FIGR totaled approximately $153.5 million. See Note 10 to the accompanying Consolidated Financial Statements.
North Fork Rancheria of Mono Indian Tribe
We have development and management agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California, pursuant to which we have agreed to assist the Mono in developing, financing and operating a gaming and entertainment facility to be located in Madera County, California. The management agreement has a term of seven years from the opening of the facility and provides for a management fee of

24% of the facility's net income.
In 2008, the Mono and the State of California entered into a tribal-state Class III gaming compact. The compact is subject to approval by the California Legislature and, if approved, will regulate gaming at the Mono's proposed gaming and entertainment project to be developed on the site. No assurances can be provided as to whether the California Legislature will approve the compact.
As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. Development of the project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of the gaming compact with the State of California, the Department of Interior ("DOI") accepting the land into trust on behalf of the Mono and approval of the management agreement by the NIGC.
The timing of this type of project is difficult to predict, and is dependent upon the receipt of the necessary governmental and regulatory approvals. Prior to obtaining third-party financing, we will contribute significant financial support to the project, even though there can be no assurances as to when, or if, the necessary approvals will be obtained. Through December 31, 2011, reimbursable advances to the Mono totaled approximately $17.3 million. See Note 10 to the accompanying Consolidated Financial Statements.
Intellectual Property
We use a variety of trade names, service marks, trademarks, patents and copyrights in our operations and believe that we have all the licenses necessary to conduct our continuing operations. We have registered several service marks, trademarks, patents and copyrights with the United States Patent and Trademark Office or otherwise acquired the licenses to use those which are material to conduct our business. We own patents and patent applications with expiration dates ranging from 2018 to 2028 relating to technologies that allow us to track the wagering activities and geographic location of our players. We also own patents relating to unique casino games. We file copyright applications to protect our creative artworks, which are often featured in property branding, as well as our distinctive website content.
Seasonality
Our cash flows from operating activities are seasonal in nature. Our operating results are traditionally the strongest in the first quarter and the fourth quarter, and traditionally the weakest during the third quarter.
Competition
Our casino properties face competition from all other casinos and hotels in the Las Vegas area, including to some degree, from each other. In addition, our casino properties face competition from all smaller non-restricted gaming locations and restricted gaming locations (locations with 15 or fewer slot machines) in the greater Las Vegas area. Currently there are 158 non-restricted gaming locations in the Clark County area, including approximately 36 major gaming properties located on or near the Las Vegas Strip, 15 located in the downtown area, and several located in other areas of Las Vegas, as well as approximately 1,400 restricted gaming locations with over 14,000 slot machines. We compete with other hotel/casinos and restricted gaming locations by focusing on repeat customers and attracting these customers through innovative marketing programs. Our value-oriented, high-quality approach is designed to generate repeat business. Additionally, our casino properties are strategically located and designed to permit convenient access and ample parking, which are critical factors in attracting local visitors and repeat patrons. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors could have a material adverse effect on our business. Although we have competed strongly in these marketplaces, there can be no assurance that additional capacity will not have a negative impact on our business.
In 1997, the Nevada legislature enacted Senate Bill 208. This legislation identified certain gaming enterprise districts wherein casino gaming development would be permitted throughout the Las Vegas valley and established more restrictive criteria for the establishment of new gaming enterprise districts. We believe the growth in gaming supply in the Las Vegas locals market has been, and will continue to be, limited by the provisions of Senate Bill 208.
To a lesser extent, we compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, and other gaming markets throughout the United States and in other parts of the world, and with state sponsored lotteries, on-and-off-track wagering on horse and other races, card rooms, online gaming and other forms of legalized gambling. The gaming industry also includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Several states are currently considering legalizing casino gaming in designated areas. Legalized casino gaming in such states and on Native American land could result in additional competition and could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations.

Native American gaming in California, as it currently exists, has had little, if any impact on our Nevada operations to date, although there are no assurances as to future impact. In total, the State of California has signed and ratified Tribal-State Compacts with 68 Native American tribes. Currently there are 67 Native American gaming facilities in operation in the State of California. These Native American tribes are allowed to operate slot machines, lottery games, and banking and percentage games (including "21") on Native American lands. A banking game is one in which players compete against the licensed gaming establishment rather than against one another. A percentage game is one in which the house does not directly participate in the game, but collects a percentage from it which may be computed from the amount of bets made, winnings collected, or the amount of money changing hands. It is not certain whether any expansion of Native American gaming in California will affect our Nevada operations given that visitors from California make up Nevada's largest visitor market. Increased competition from Native American gaming may result in a decline in our revenues and may have a material adverse effect on our business.
Restructuring Transactions
On June 17, 2011, we acquired substantially all of the assets of:

•
STN Predecessor pursuant to (a) the “First Amended Joint Plan of Reorganization for Station Casinos, Inc. and its Affiliated Debtors (Dated July 28, 2010),” as amended (the “SCI Plan”), which was confirmed by order of the U.S. Bankruptcy Court for the District of Nevada, located in Reno, Nevada (the “Bankruptcy Court”) entered on August 27, 2010, and (b) the “First Amended Prepackaged Joint Chapter 11 Plan of Reorganization for Subsidiary Debtors, Aliante Debtors and Green Valley Ranch Gaming, LLC (Dated May 20, 2011)” (the “Subsidiaries Plan”), which was confirmed with respect to the Subsidiary Debtors and Aliante Debtors by order of the Bankruptcy Court entered on May 25, 2011; and

•
Green Valley Ranch Gaming, LLC (the “GVR Predecessor,” and collectively with STN Predecessor, the “Predecessors”) pursuant to the First Amended Prepackaged Joint Chapter 11 Plan of Reorganization for Subsidiary Debtors, Aliante Debtors and Green Valley Ranch Gaming, LLC (Dated May 24, 2011) (the “GVR Plan”), which was confirmed with respect to Green Valley Ranch Gaming, LLC by order of the Bankruptcy Court entered on June 8, 2011.

The SCI Plan, the Subsidiaries Plan and the GVR Plan are collectively referred to herein as the “Plans.” The Plans became effective on June 17, 2011 (the “Effective Date”). Prior to June 17, 2011, we conducted no business, other than in connection with the reorganization of the Predecessors, and had no material assets or liabilities. The STN Chapter 11 bankruptcy case is referred to herein as the "Chapter 11 Case" and the Chapter 11 bankruptcy cases of STN Predecessor, the subsidiary debtors and GVR Predecessor collectively referred to herein as the "Chapter 11 Cases."
In conjunction with the acquisitions referenced above: (i) our voting equity interests (the ''Voting Units'') were issued to Station Voteco LLC ("Station Voteco"), a Delaware limited liability company formed to hold the Voting Units of the Company, which is owned by (a) Robert A. Cashell Jr., (b) Stephen J. Greathouse and (c) an entity owned by Frank J. Fertitta III, our Chief Executive Officer, President and a member of our Board of Managers, and Lorenzo J. Fertitta, a member of our Board of Managers and (ii) our non-voting equity interests (the ''Non-Voting Units'' and together with the Voting Units, collectively "Units") were issued to Station Holdco LLC ("Station Holdco"), a Delaware limited liability company formed to hold the Non-Voting Units of the Company, which is owned by German American Capital Corporation (an affiliate of Deutsche Bank Securities Inc.), JPMorgan Chase Bank, N.A. (an affiliate of J.P. Morgan Securities, LLC), FI Station Investor LLC, a newly formed limited liability company owned by affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta and certain members of our management ("FI Station Investor"), and the holders of STN's senior and senior subordinated notes.

In addition, on the Effective Date, we and our subsidiaries entered into:

•
A new credit agreement among the Company, Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the other lender parties thereto, consisting of a term loan facility in the principal amount of $1.575 billion and a revolving credit facility in the amount of $125 million (the “Propco Credit Agreement”). On January 3, 2012 an aggregate principal amount of $625 million in term loans outstanding under the Propco Credit Agreement was exchanged for Senior Notes (as defined herein). Immediately following the exchange, an aggregate of $941 million in term loans remained outstanding under the Propco Credit Agreement;

•
A new credit agreement among NP Opco LLC, Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the other lender parties there to, consisting of approximately $436 million in aggregate principal amount of term loans and a $25 million revolving credit facility (the ''Opco Credit Agreement'');

•	An amended and restated credit agreement (the ''Restructured Land Loan'') among CV PropCo, LLC, Deutsche Bank

AG Cayman Islands Branch and JPMorgan Chase Bank, N.A. as initial lenders, consisting of a term loan facility with a principal amount of $105 million;

•
A new first lien credit agreement among Station GVR Acquisition, LLC, Jefferies Finance LLC and Goldman Sachs Lending Partners LLC, as initial lenders, consisting of a revolving credit facility in the amount of $10 million and a term loan facility in the amount of $215 million (''GVR First Lien Credit Agreement''), and a new second lien credit agreement with the GVR Lenders with a term loan facility in the amount of $90 million (the ''GVR Second Lien Credit Agreement'' and together with the GVR First Lien Credit Agreement, the ''GVR Credit Agreements''); and

•
Management agreements with subsidiaries of Fertitta Entertainment relating to the management of the Propco Assets (as defined in Note 1 to the Consolidated Financial Statements), the Opco Assets (as defined in Note 1 to the Consolidated Financial Statements), Green Valley Ranch and Wild Wild West (the ''Management Agreements'').

The Propco Credit Agreement, Opco Credit Agreement, the Restructured Land Loan, and the GVR Credit Agreements are referred to herein as the ''Credit Agreements.'' The transactions described in this section are collectively referred to herein as the ''Restructuring Transactions.''
Regulation and Licensing
 In addition to gaming regulations, our business is subject to various federal, state and local laws and regulations of the United States and Nevada. These laws and regulations include, but are not limited to, restrictions concerning employment and immigration, currency transactions, zoning and building codes, marketing and advertising, privacy and telemarketing. Since we deal with significant amounts of cash in our operations we are subject to various reporting and anti-money laundering regulations. Any violations of anti-money laundering laws or any of the other laws or regulations to which we are subject could result in regulatory actions, fines, or other penalties. Any material changes, new laws or regulations or material differences in interpretations by courts or governmental authorities or material regulatory actions, fines, penalties or other actions could adversely affect our business and operating results.
Nevada Gaming Regulations
The ownership and operation of casino gaming facilities and the manufacture and distribution of gaming devices in Nevada are subject to: (i) the Nevada Gaming Control Act and the rules and regulations promulgated thereunder (collectively, the “Nevada Act”); and (ii) various local ordinances and regulations. Our gaming operations in Nevada are subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”), the City of Las Vegas, the Clark County Liquor and Gaming Licensing Board (the “Clark County Board”), the City of North Las Vegas, the City of Henderson and certain other local regulatory agencies. The Nevada Commission, Nevada Board, City of Las Vegas, Clark County Board, City of North Las Vegas, City of Henderson, and certain other local regulatory agencies are collectively referred to as the “Nevada Gaming Authorities”.
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
Our direct and indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. NP Red Rock LLC, NP Boulder LLC, NP Palace LLC, NP Sunset LLC, NP Tropicana LLC, NP Fiesta LLC, NP Gold Rush LLC, NP Lake Mead LLC, NP LML LLC, NP Magic Star LLC, NP Rancho LLC, NP Santa Fe LLC, NP Texas LLC and NP River Central LLC hold licenses to conduct non-restricted gaming operations. Our ownership in NP Tropicana LLC is held through NP Landco Holdco LLC, which has a registration as an intermediary company and a license as a member and manager of NP Tropicana LLC. Town Center Amusements, Inc., a Limited Liability Company (“TCAI”) has been licensed to conduct non-restricted gaming operations at Barley's, a micro brewery and casino located in Henderson, Nevada. Greens Café, LLC (“GC”) has been licensed to conduct non-restricted gaming operations at The Greens, a restaurant and bar located in Henderson, Nevada and Sunset GV, LLC (“SGV”) has been licensed to conduct non-restricted gaming operations at Wildfire Lanes, formerly Renata's Supper Club, a casino located in Henderson, Nevada. A license to conduct “non-restricted” operations is a license to conduct an operation of (i) at least 16 slot machines, (ii) any number of slot machines together with any other game, gaming device, race book or sports pool at one establishment, (iii) a slot machine route, (iv) an inter‑casino linked system, or (v) a mobile gaming system. Our ownership in TCAI, GC and SGV is held through an intermediary company known as NP Green Valley LLC, which has a registration as an intermediary company and a license as a member and manager of TCAI, GC and SGV.
We have been found suitable to own the equity interests in our licensed and registered subsidiaries (the "Gaming Subsidiaries") and we are registered by the Nevada Commission as a publicly traded corporation for purposes of the Nevada Act (a "Registered Corporation"). As a Registered Corporation, we are required to periodically submit detailed financial and operating reports to the Nevada Board and provide any other information the Nevada Board may require. No person may become a more than 5% stockholder or holder of more than a 5% interest in, or receive any percentage of gaming revenue from the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Substantially all material loans, leases, sales of securities and similar financing transactions by us and our Gaming Subsidiaries must be reported to or approved by the Nevada Gaming Authorities.
The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, a Registered Corporation or its Gaming Subsidiaries, in order to determine whether such individual is suitable or should be licensed as a business associate of a Registered Corporation or a gaming licensee. Officers, directors and certain key employees of our Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Our officers, managers and key employees who are actively and directly involved in gaming activities of our licensed subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position.
If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue to have a relationship with us or our Gaming Subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require our Gaming Subsidiaries to terminate the employment of any person who refuses to file the appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.
If it were determined that the Nevada Act was violated by a Gaming Subsidiary, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, the Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Red Rock, Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Fiesta Rancho, Fiesta Henderson, Wild Wild West, Wildfire Rancho, Barley's, Gold Rush, Wildfire Boulder, The Greens, Lake Mead Casino and Wildfire Lanes and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of the Gaming Subsidiaries or the appointment of a supervisor could (and revocation of any such gaming license would) have a material adverse affect on our gaming operations.
Any beneficial owner of our Voting or Non-Voting Units, regardless of the number of Units owned, may be required to file an application, may be investigated, and may be required to obtain a finding of suitability as a beneficial owner of our Units if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial owner of our Voting or Non-Voting Units who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information, including a list of its beneficial owners, to the Nevada Board. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.
The Nevada Act provides that persons who acquire beneficial ownership of more than 5% of the voting or non-voting securities of a Registered Corporation must report the acquisition to the Nevada Commission. The Nevada Act also requires that beneficial owners of more than 10% of the voting securities of a Registered Corporation must apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. An “institutional investor,” as defined in the Nevada Commission's regulations, which acquires beneficial ownership of more than 10%, but not more than 25% of our Voting Units may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the Voting Units for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, hold up to 29% of our Voting Units and maintain its waiver for a limited period of time. An institutional investor shall not be deemed to hold Voting Units for investment purposes unless the Voting Units were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our Board of Managers, any change in our corporate charter, bylaws, management policies or our operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our Voting Units for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in our management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.
Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission, or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any equity holder who is found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common equity of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be an equity holder or to have any other relationship with us or our licensed or registered subsidiaries, we (i) pay that person any dividend or interest upon our securities, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his securities including, if necessary, the immediate purchase of said securities (a) in the case of Station Holdco, for the price specified by the relevant gaming authority or, if no such price is specified, the fair market value as determined by Station Holdco's board of managers, or (b) in the case of Station Voteco, for no consideration. In the case of Station Holdco, this price would be payable in cash or, at the election of Station Holdco's board of managers, with a promissory note, maturing in not more than 10 years after delivery of the note and no earlier than 7 1/2 years from the Effective Date, bearing interest at the applicable rate set forth by the Internal Revenue Service for obligations of at least nine years. Additionally, the Clark County Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.
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
We are required to maintain a current membership interest ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. Failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require any membership interest certificates we may issue to bear a legend indicating that the securities are subject to the Nevada Act. We do not know whether the Nevada Commission will impose such a requirement on us.
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
Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, “Licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of unsuitability or whom a court in the state of Nevada has found guilty of cheating. The loss or restriction of our gaming licenses in Nevada would have a material adverse effect on our business and could require us to cease gaming operations in Nevada.
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
Native American Gaming Regulations
The terms and conditions of management contracts and the operation of casinos and all gaming on land held in trust for Native American tribes in the United States are subject to the Indian Gaming Regulatory Act of 1988 (the “IGRA”), which is administered by the NIGC and the gaming regulatory agencies of tribal governments. The IGRA is subject to interpretation by the NIGC and may be subject to judicial and legislative clarification or amendment.
The IGRA established three separate classes of tribal gaming-Class I, Class II and Class III. Class I gaming includes all traditional or social games solely for prizes of minimal value played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pull-tabs, punchboards, instant bingo (and electronic or computer-

aided versions of such games) and non-banked card games (those that are not played against the house), such as poker. Class III gaming is casino-style gaming and includes banked table games such as blackjack, craps and roulette, and gaming machines such as slots, video poker, lotteries and pari-mutuel wagering, a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers.
The IGRA requires NIGC approval of management contracts for Class II and Class III gaming as well as the review of all agreements collateral to the management contracts. The NIGC will not approve a management contract if a director or a 10% shareholder of the management company: (i) is an elected member of the governing body of the Native American tribe which is the party to the management contract; (ii) has been or subsequently is convicted of a felony or gaming offense; (iii) has knowingly and willfully provided materially important false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe's gaming ordinance or resolution, or a trustee, exercising the skill and due diligence that a trustee is commonly held to, would not approve the management contract. A management contract can be approved only after the NIGC determines that the contract provides, among other things, for: (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs and (v) a contract term not exceeding five years and a management fee not exceeding 30% of net revenues (as determined by the NIGC); provided that the NIGC may approve up to a seven-year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity require the larger fee and longer term. There is no periodic or ongoing review of approved contracts by the NIGC. The only post-approval action that could result in possible modification or cancellation of a contract would be as the result of an enforcement action taken by the NIGC based on a violation of the law or an issue affecting suitability.
The IGRA prohibits all forms of Class III gaming unless the tribe has entered into a written agreement with the state that specifically authorizes the types of Class III gaming the tribe may offer (a “tribal-state compact”). These tribal-state compacts provide, among other things, the manner and extent to which each state will conduct background investigations and certify the suitability of the manager, its officers, directors, and key employees to conduct gaming on Native American lands.
Title 25, Section 81 of the United States Code states that “no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value... in consideration of services for said Indians relative to their lands... unless such contract or agreement be executed and approved” by the Secretary or his or her designee. An agreement or contract for services relative to Native American lands which fails to conform with the requirements of Section 81 is void and unenforceable. All money or other things of value paid to any person by any Native American or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. We intend to comply with Section 81 with respect to any other contract to manage casinos located on Native American land in the United States.
Native American tribes are sovereign nations with their own governmental systems, which have primary regulatory authority over gaming on land within the tribes' jurisdiction. Therefore, persons engaged in gaming activities, including the Company, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by the NIGC under certain standards established by the IGRA. The NIGC may determine that some or all of the ordinances require amendment, and those additional requirements, including additional licensing requirements, may be imposed on us.
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
General Gaming Regulations in Other Jurisdictions
If we become involved in gaming operations in any other jurisdictions, such gaming operations will subject us and certain of our officers, managers, key employees, equityholders and other affiliates (“Regulated Persons”) to strict legal and regulatory requirements, including mandatory licensing and approval requirements, suitability requirements, and ongoing regulatory oversight with respect to such gaming operations. Such legal and regulatory requirements and oversight will be administered and exercised by the relevant regulatory agency or agencies in each jurisdiction (the “Regulatory Authorities”). We and the Regulated Persons will need to satisfy the licensing, approval and suitability requirements of each jurisdiction in which we seek to become involved in gaming operations. These requirements vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. In general, the procedures for gaming licensing, approvals and findings of suitability require the Company and each Regulated Person to submit detailed personal history information and financial information to demonstrate that the proposed gaming operation has adequate financial resources generated from suitable sources and adequate procedures to comply with the operating controls and requirements imposed by law and regulation in each jurisdiction, followed by a thorough investigation by the relevant Regulatory Authorities. In general, the Company and each Regulated Person must pay the costs of such investigation. An application for any gaming license, approval or finding of suitability may be denied for any cause that the Regulatory Authorities deem reasonable. Once obtained, licenses and approvals may be subject to periodic renewal and generally are not transferable. We also may be required to submit detailed financial and operating reports to the relevant Regulatory Authorities. The Regulatory Authorities may at any time revoke, suspend, condition, limit or restrict a license, approval or finding of suitability for any cause that they deem reasonable. Fines for violations may be levied against the holder of a license or approval and in certain jurisdictions, gaming operation revenues can be forfeited to the state under certain circumstances. There can be no assurance that we will obtain all of the necessary licenses, approvals and findings of suitability or that our officers, managers, key employees, other affiliates and certain other stockholders will satisfy the suitability requirements in one or more jurisdictions, or that such licenses, approvals and findings of suitability, if obtained, will not be revoked, limited, suspended or not renewed in the future.
Failure by us to obtain, or the loss or suspension of, any necessary licenses, approval or findings of suitability would prevent us from conducting gaming operations in such jurisdiction and possibly in other jurisdictions, which may have an adverse effect on our results of operations.
Environmental Matters
Compliance with federal, state and local laws enacted for the protection of the environment to date had no material effect upon our capital expenditures, earnings or competitive position and we do not anticipate any material adverse effects in the future based on the nature of our future operations.
Employees
As of February 29, 2012, we had approximately 11,800 employees including employees of our 50% owned properties. None of our casino properties is currently subject to any collective bargaining agreement or similar arrangement with any union. However, union activists have actively sought to organize employees at certain of our properties in the past, and we believe that such efforts are ongoing at this time.
Financial Information
Please refer to Item 6 - Selected Financial Data and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for information about our revenues, operating results and total assets and liabilities, and to Item 8 - Financial Statements and Supplementary Data for our consolidated financial statements and accompanying footnotes.
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
We also make available, free of charge, at our principal internet address (www.stationcasinos.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Our Code of Business Conduct and Ethics includes a code of ethics for our principal executive officer and our principal accounting officer and applies to all of our officers, employees and non-employee directors. Our Code of Business Conduct and Ethics is available on the Investor Relations section of our website at www.stationcasinos.com.

ITEM 1A.	RISK FACTORS.
The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in the forward-looking statements. The following risk factors set forth the risks that we believe are material to our business, financial condition, assets, operations and equity interests. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. The risks and uncertainties described below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations.
Risks Related to our Business

STN Predecessor incurred operating losses in recent fiscal periods. Unless we are able to improve the results of operations of the properties that we acquired pursuant to the Plan, we may be unable to generate sufficient cash flows to meet our debt obligations and finance all operating expenses, working capital needs and capital expenditures.

Although we generated operating income of $72.5 million for the period June 17, 2011 through December 31, 2011, STN Predecessor incurred operating losses of $209.1 million, $1.2 billion and $3.2 billion for the years ended December 31, 2010, 2009 and 2008, respectively, and we may incur operating losses in the future. We may be unable to generate sufficient revenues and cash flows to service our debt obligations as they come due, finance capital expenditures and meet our operational needs. Any one of these failures may preclude us from, among other things:

•	maintaining or enhancing our properties;

•	taking advantage of future opportunities;

•	growing our business; or

•	responding to competitive pressures.

Further, our failure to generate sufficient revenues and cash flows could lead to cash flow and working capital constraints, which may require us to seek additional working capital. We may not be able to obtain such working capital when it is required. Further, even if we were able to obtain additional working capital, it may only be available on unfavorable terms. For example, we may be required to take on additional debt, and servicing the payments on such debt which could adversely affect our results of operations and financial condition. Limited liquidity and working capital may also restrict our ability to maintain and update our casino properties, which could put us at a competitive disadvantage to casinos offering more modern and better maintained facilities.

Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

Consumer demand for casino hotel properties, such as ours, is sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions and customer confidence in the economy, unemployment, the current housing and credit crisis, the impact of high energy and food costs, the potential for continued bank failures, perceived or actual changes in disposable consumer income and wealth, effects or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer and materially and adversely affect our business and results of operations. The current housing crisis and economic slowdown in the United States has resulted in significant unemployment and a significant decline in the amount of tourism and spending in Las Vegas. This decline has adversely affected us and may continue to adversely affect our financial condition, results of operations and liquidity.

The economic downturn may be protracted in our key markets and may continue to negatively impact our revenues and other operating results.

Our casinos draw a substantial number of customers from the Las Vegas valley, as well as certain geographic areas, including Southern California, Arizona and Utah. The economies of these areas have been, and may continue to be, negatively impacted due to a number of factors, including high unemployment, depressed real estate values and a decrease in consumer confidence levels. The resulting severe economic downturn and adverse conditions in the local markets have negatively affected our operations and may continue to negatively affect our operations in the future. Based on information from the Las Vegas Convention and Visitors Authority, gaming revenues in Clark County for the year ended December 31, 2011 increased 2.9% from the level in the prior year. However, Las Vegas gaming revenues and operators were severely negatively impacted by the economic downturn and there can be no assurance that gaming revenues will not decrease in future periods. In addition, the residential real estate market in the United States, and in particular Las Vegas, has experienced a significant downturn due to declining real estate values. Individual consumers are experiencing higher delinquency rates on various consumer loans and defaults on indebtedness of all kinds have increased. In addition, Las Vegas and our other target markets continue to experience high rates of unemployment. All of these factors have materially and adversely affected our results of operations. Further declines in real estate values in Las Vegas and the United States and continuing credit and liquidity concerns could continue to have an adverse affect on our results of operations. Although we and other gaming companies have experienced a decrease in revenues, certain costs remain fixed or even increase, resulting in decreased earnings or net losses. Gaming and other leisure activities that we offer represent discretionary expenditures and participation in such activities has been particularly adversely impacted as a result of the economic downturn because consumers have less disposable income to spend on discretionary activities. The current economic condition has adversely affected consumer spending at our gaming operations and related facilities and may continue to adversely affect our business.

Furthermore, other uncertainties, including national and global economic conditions, other global events, or terrorist attacks or disasters in or around Southern Nevada could have a significant adverse effect on our business, financial condition and results of operations. Our casinos use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, the substantial increase in the cost of electricity and gasoline in the United States has negatively affected our operating results. Since we are a highly leveraged company, if adverse regional and national economic conditions persist or worsen, the decreased revenues from our properties attributable to decreases in consumer spending levels may result in a failure to satisfy financial and other restrictive covenants to which we are subject under our indebtedness. Furthermore, due to uncertainty in the capital and credit markets, we may not be able to refinance our debt or obtain additional credit facilities on terms acceptable to us, or at all.

We depend on the Las Vegas locals and repeat visitor markets as our key markets. As a result, we may not be able to attract a sufficient number of guests and gaming customers to make our operations profitable.

Our operating strategies emphasize attracting and retaining customers from the Las Vegas local and repeat visitor market. All of our casino properties are dependent upon attracting Las Vegas residents. We cannot be sure that we will be able to attract a sufficient number of guests, gaming customers and other visitors in Nevada to make our operations profitable. In addition, our strategy of growth through master-planning of our casinos for future expansion was developed, in part, based on projected population growth in Las Vegas. During the economic downturn, the Las Vegas valley has not experienced population growth at the expected rates or at the same rates as it experienced prior to the economic downturn. There can be no assurance that population growth in Las Vegas will return to levels that justify future development, additional casinos or expansion of our existing casino properties or that we will be able to successfully adapt our business strategy to the current economic downturn or any further economic slowdown.

We face substantial competition in the gaming industry and may experience a loss of market share.

Our casino properties face competition from all other casinos and hotels in the Las Vegas area including, to some degree, from each other. In addition, our casino properties face competition from all smaller non-restricted gaming locations and restricted gaming locations (locations with 15 or fewer slot machines) in the greater Las Vegas area, including those that primarily target the local and repeat visitor markets. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors, could also have a material adverse effect on the business of our casino properties. For further details on competition in the gaming industry that affect our business, see Item 1. Business-Competition.

To a lesser extent, our casino properties compete with gaming operations in other parts of the state of Nevada and other gaming markets in the United States and in other parts of the world, with state sponsored lotteries, on-and-off-track pari-mutuel wagering, a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers, card rooms, other forms of legalized gaming and online gaming. The gaming industry also includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Several states are currently considering legalizing casino gaming in designated areas and federal legislation has been proposed regarding internet gaming. Legalized casino gaming in such states and on Native American land and internet gaming will result in strong competition that could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations.

We may incur losses that are not adequately covered by insurance which may harm our results of operations.

Although we maintain insurance customary and appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are underinsured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property and reduce the funds available for payments of our obligations.

We are subject to litigation in the ordinary course of our business. An adverse determination with respect to any such disputed matter could result in substantial losses.

We are, from time to time, during the ordinary course of operating our businesses, subject to various litigation claims and legal disputes, including contract, lease, employment and regulatory claims as well as claims made by visitors to our properties. In addition, there are litigation risks inherent in any construction or development of any of our properties. Certain litigation claims may not be covered entirely or at all by our insurance policies or our insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert our attention from the operations of our businesses. Further, litigation involving visitors to our properties, even if without merit, can attract adverse media attention. As a result, litigation can have a material adverse effect on our businesses and, because we cannot predict the outcome of any action, it is possible that adverse judgments or settlements could significantly reduce our earnings or result in losses.

We may incur delays and budget overruns with respect to future construction projects. Any such delays or cost overruns may have a material adverse effect on our operating results.

We are currently providing funding for the proposed gaming facilities for the Federated Indians of Graton Rancheria and the North Fork Rancheria of Mono Indians (collectively, the “Native American Tribes”). We will evaluate expansion opportunities as they become available, and we may in the future develop projects in addition to the proposed facilities for the Native American Tribes.

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

The anticipated costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. Construction, equipment, staffing requirements, problems or difficulties in obtaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities can increase the cost or delay the construction or opening of each of the proposed facilities or otherwise affect the project's planned design and features. We cannot be sure that we will not exceed the budgeted costs of these projects or that the projects will commence operations within the contemplated time frame, if at all. Budget overruns and delays with respect to expansion and development projects could have a material adverse impact on our results of operations.

We may experience difficulty integrating operations of any acquired companies and developed properties and managing our overall growth which could have a material adverse effect on our operating results.

We may not be able to manage effectively our properties, the proposed projects with the Native American Tribes and any future acquired companies or developed properties, or realize any of the anticipated benefits of the acquisitions, including streamlining operations or gaining efficiencies from the elimination of duplicative functions. The integration of other companies or properties will require continued dedication of management resources and may temporarily distract attention from our day-to-day business. In addition, to the extent we pursue expansion and acquisition opportunities, we face significant challenges not only in managing and integrating the proposed projects with the Native American Tribes, but also managing our expansion projects and any other gaming operations we may acquire in the future. Failure to manage our growth effectively could have a material adverse effect on our operating results.

We are dependent upon Fertitta Entertainment, an entity controlled by Frank J. Fertitta III and Lorenzo J. Fertitta, to operate our casino properties pursuant to long term management contracts. The success of our operations depends on the ability of Fertitta Entertainment to effectively manage our assets and operations.

Upon consummation of the Restructuring Transactions, we entered into management agreements with subsidiaries of Fertitta Entertainment. The management agreements have scheduled terms of 25 years following the Effective Date and have limited rights of termination. Pursuant to the management agreements, subsidiaries of Fertitta Entertainment have significant discretion in the management and operation of our casino properties. The manager under the management agreements receives a base management fee equal to 2% of the gross revenues attributable to the managed properties and an incentive management fee equal to 5% of positive EBITDA of the managed properties.

The success of our casino properties and, in turn, our business, is substantially dependent upon Fertitta Entertainment and its affiliates. Subject to limited restrictions, Fertitta Entertainment and its affiliates are permitted to manage the operations of other gaming companies and the officers and employees of Fertitta Entertainment and its affiliates are not required to devote their full time and attention to managing our casino properties. There can be no assurance that Fertitta Entertainment will be successful at managing and operating our casino properties or that the terms of the Fertitta Entertainment management agreements are in our best interests.

We rely on key personnel of Fertitta Entertainment, the loss of the services of whom could materially and adversely affect our results of operations.

Our ability to operate successfully and competitively is dependent, in part, upon the continued services of certain officers and key employees, including but not limited to Frank J. Fertitta III. All of our executive officers, other than Thomas M. Friel, our Executive Vice President, Chief Accounting Officer and Treasurer, are employees of Fertitta Entertainment. In the event that Fertitta Entertainment and its affiliates cease to manage our casino properties or these officers and/or employees leave Fertitta Entertainment, we might not be able to find suitable replacements. We believe that the loss of the services of these officers and/or employees, including through the termination of the management agreements, could have a material adverse effect on our results of operations.

Potential conflicts of interest may exist or may arise among our principal equity holders.
Our Board of Managers is controlled by persons designated by FI Station Investor and certain of its affiliates and the Mortgage Lenders (as herein defined). In addition, certain major actions require the approval of a majority of the managers designated by FI Station Investor and a majority of the managers designated by the Mortgage Lenders.
Affiliates of Fertitta Entertainment are indirect equity holders of the Company and the managers of our operations. In addition, substantially all of our executive officers are employed by Fertitta Entertainment. The interests of Fertitta Entertainment, in its capacity as an affiliate of the managers of our properties, may be different from, or in addition to, their affiliates' interests as equity holders. For example, since the affiliates of Fertitta Entertainment that manage our operations are compensated for their management services based on the revenue and EBITDA achieved by our properties, Fertitta Entertainment may have an incentive to support the growth of the revenue and EBITDA of our properties even if doing so would require increased leverage and interest service obligations or increased capital expenditures for our properties. Under certain circumstances, the imposition of increased leverage and interest service obligations on our properties, or the making of an increased amount of capital expenditures, could adversely affect our liquidity and financial condition.
Subject to the terms of a non-competition agreement, Fertitta Entertainment and its affiliates are permitted to manage certain casinos and properties other than our properties. Accordingly, management of such other casinos and properties by Fertitta Entertainment may create conflicts of interest between the Company and members of management affiliated with Fertitta Entertainment. In addition, such other management opportunities could limit the ability of such members of our management to devote time to our affairs and could have a negative impact on the quality of our governance. We cannot assure you that these potential time conflicts and conflicts of interest will be resolved in the Company's favor.

In addition, Fertitta Entertainment or its affiliates were granted a perpetual license to use certain of our information technology systems (but not our customer database). Although this license is subject to certain limitations, it enables the licensee thereunder to make use of such information technology systems in connection with assets, entities and projects other than our casino business enterprise that are managed, owned, or operated by Fertitta Entertainment or its affiliates. As a consequence of the foregoing, Fertitta Entertainment has the technological resources necessary to rapidly develop additional business opportunities other than the management of our casino business, which may give Fertitta Entertainment an incentive to focus meaningful attention on such business activities in addition to the management of our casino business.
Finally, certain lenders under our credit facilities also hold indirect non-voting equity interests in the Company and are entitled to designate members of our Board of Managers. To the extent that they continue to hold interests at multiple levels of the capital structure of the Company, they may have a conflict of interest and make decisions or take actions that reflect their interests as a secured lender, unsecured lender or indirect equity holder of the Company that could have adverse consequences to other stakeholders of the Company.
Union organization activities could disrupt our business by discouraging patrons from visiting our properties, causing labor disputes or work stoppages, and, if successful, could significantly increase our labor costs.
None of our casino properties is currently subject to any collective bargaining agreement or similar arrangement with any union, and we believe we have excellent employee relations. However, union activists have actively sought to organize employees at certain of our casino properties in the past, and we believe that such efforts are ongoing at this time. Accordingly, there can be no assurance that our casino properties will not ultimately be unionized. Union organization efforts that may occur in the future could cause disruptions to our casino properties and discourage patrons from visiting our properties and may cause us to incur significant costs, any of which could have a material adverse effect on our results of operations and financial condition. In addition, union activities may result in labor disputes, including work stoppages, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, should employees at one or more of our properties organize, collective bargaining would introduce an element of uncertainty into planning our future labor costs, which could have a material adverse effect on the business of our casino properties and our financial condition and results of operations.
Work stoppages, labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.

Any work stoppage at one or more of our casino properties, including any construction projects which may be undertaken, could require us to expend significant funds to hire replacement workers, and qualified replacement labor may not be available at reasonable costs, if at all. Strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting our casino properties. Strikes and work stoppages involving laborers at any construction project which may be undertaken could result in construction delays and increases in construction costs. As a result, a strike or other work stoppage at one of our casino properties or any construction project could have an adverse effect on the business of our casino properties and our financial condition and results of operations. There can be no assurance that we will not experience a strike or work stoppage at one or more of our casino properties or any construction project in the future.

In addition, any unexpected shutdown of one of our casino properties or any construction project could have an adverse effect on the business of our casino properties and our results of operations. There can be no assurance that we will be adequately prepared for unexpected events, including political or regulatory actions, which may lead to a temporary or permanent shutdown of any of our casino properties.

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

We have invested, and we will likely continue to invest, in real property in connection with the pursuit of expansion opportunities. These investments are subject to the risks generally incident to the ownership of real property, including:

•	changes in economic conditions;

•	environmental risks;

•	governmental rules and fiscal policies; and

•	other circumstances over which we may have little or no control.

The development of such properties will also be subject to restrictions under our senior secured credit facilities. We cannot be sure that we will be able to recover our investment in any such properties or be able to prevent incurring investment losses.

We are subject to extensive state and local regulation and licensing and gaming authorities have significant control over our operations which could have an adverse effect on our business.

Our ownership and operation of gaming facilities is subject to extensive regulation by the states, counties and cities in which we operate. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. As such, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators or, alternatively, cease operations in that jurisdiction. In addition, unsuitable activity on our part or on the part of our domestic or foreign unconsolidated affiliates in any jurisdiction could have a negative effect on our ability to continue operating in other jurisdictions. For a summary of gaming and other regulations that will affect our business, see Item 1. Business-Regulation and Licensing. The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to possible increase at any time. Increases in gaming taxation could also adversely affect our results.

Changes to the gaming tax laws could have an adverse effect on results of operations by increasing the cost of operating our business.

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in taxes, or in the administration of such laws, affecting the gaming industry. The Nevada Legislature meets every two years for 120 days and when special sessions are called by the Governor. The 2011 Nevada legislative session ended on June 6, 2011. The Nevada Legislature is not currently in session and is next scheduled to meet in 2013. There were no specific proposals during the legislative session to increase gaming taxes; however, there are no assurances an increase in gaming taxes or other taxes impacting gaming licenses or other businesses in general will not be proposed and passed by the Nevada Legislature in a future legislative session. An increase in the gaming tax or other such taxes could have a material adverse effect on our results of operations.

The Chapter 11 Cases have had a negative impact on our image and may negatively impact our business going forward.

As a result of the Chapter 11 Cases, we have been the subject of negative publicity for several years which has had an impact on our image. This negative publicity may have an effect on the terms under which some customers and suppliers are willing to continue to do business with us and could materially adversely affect our business, financial condition, future business prospects and results of operations. The impact of this negative publicity cannot be accurately predicted or quantified.

We may face potential successor liability for liabilities of the Predecessors that were not provided for in the Plans. If we are determined to be liable for such obligations, our business, financial condition and results of operations may be materially and adversely affected.

We may be subject to certain liabilities of STN not provided for in the Plans. Such liabilities may arise in a number of circumstances, including those where:

•	a creditor of STN did not receive proper notice of the pendency of the bankruptcy case relating to the Plans or the deadline for filing claims therein;

•	the injury giving rise to, or source of, a creditor's claim did not manifest itself in time for the creditor to file the creditor's claim;

•	a creditor did not timely file the creditor's claim in such bankruptcy case due to excusable neglect;

•	we are liable for STN's tax liabilities under a federal and/or state theory of successor liability; or

•	the order of confirmation for the Plans was procured by fraud.

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
Our businesses are capital intensive. For our casino properties to remain attractive and competitive we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished. Similarly, future construction and development projects, including but not limited to proposed gaming facilities for the Native American Tribes, and acquisitions of other gaming operations could require significant additional capital. We rely on earnings and cash flow from operations to finance our business, capital expenditures, development, expansion and acquisitions and, to the extent that we cannot fund such expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. We will also be required in the future to refinance our outstanding debt. Our ability to effectively operate and grow our business may be constrained if we are unable to borrow additional capital or refinance existing borrowings on reasonable terms. If we do not have access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition and our ability to service our indebtedness.
Our future financial results will be affected by the adoption of fresh-start reporting on the Effective Date and may not reflect historical trends.

We were formed for the purpose of acquiring substantially all of the assets of STN and GVR Predecessor pursuant to the Plans. We operate our business with a different capital structure than STN's capital structure. The Restructuring Transactions resulted in the Company becoming a new reporting entity and adopting fresh-start reporting on the Effective Date in accordance with Accounting Standards Codification (“ASC”) 852 Reorganizations ("ASC Topic 852"). As required by ASC Topic 852, we recorded the acquisition of the Predecessors' assets and liabilities at estimated fair value, including certain assets and liabilities not previously recognized in their financial statements. Accordingly, our financial condition and results of operations are not comparable to the financial condition and results of operations reflected in the Predecessors' historical financial statements.

Risks Related to our Substantial Indebtedness

We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.
We have a substantial amount of debt, which requires significant principal and interest payments. At December 31,

2011, the principal amount of our outstanding indebtedness totaled approximately $2.5 billion. In addition, we have the ability to incur up to an additional $61.7 million million in debt under revolving credit facilities. Our annual required interest payments total approximately $115.0 million. The ability to make these payments will be significantly impacted by general economic, financial, competitive and other factors beyond our control.

Our substantial indebtedness could:

•	make it more difficult for us to satisfy our obligations under our senior secured credit facilities and other indebtedness;

•
increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings, including those under our senior secured credit facilities, are and will continue to be at variable rates of interest;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures or other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	place us at a disadvantage compared to competitors that may have proportionately less debt;

•	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements; and

•	increase our cost of borrowing.

Our indebtedness imposes restrictive financial and operating covenants that will limit our flexibility in operating our business and may adversely affect our ability to compete or engage in favorable business or financing activities.

Our credit agreements and the indenture governing our notes contain a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries' ability to, among other things:

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

In addition, our credit agreements contain certain financial covenants, including minimum interest coverage ratio, total leverage ratio and maximum capital expenditures.

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. The restrictions caused by such covenants could also place us at a competitive disadvantage to less leveraged competitors.

A failure to comply with the covenants contained in the secured credit facilities, indenture or other indebtedness that we may incur in the future could result in an event of default, which, if not cured or waived, could result in the acceleration of the indebtedness and have a material adverse affect on our business, financial condition and results of operations. In the event of any default under any of our credit agreements, the lenders thereunder:

•	will not be required to lend any additional amount to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend future credit; or

•	could require us to apply all of our available cash to repay these borrowings.

If we are unable to comply with the covenants in the agreements governing our indebtedness or to pay our debts, the lenders under our credit agreements could proceed against the collateral granted to them to secure that indebtedness, which includes substantially all of our assets, and the holders of our notes would be entitled to exercise remedies under our indenture. If our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. Moreover, in the event that such indebtedness is accelerated, there can be no assurance that we will be able to refinance it on acceptable terms, or at all.

Conditions in the financial system and the capital and credit markets may negatively affect our ability to raise capital to fund capital expenditures, pursue proposed development, expansion or acquisition opportunities or refinance our significant indebtedness.

Our business is capital intensive. For our casino properties to remain attractive and competitive we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished. Similarly, future construction and development projects, including but not limited to proposed gaming facilities for the Native American Tribes, and acquisitions of other gaming operations could require significant additional capital.  We rely on earnings and cash flow from operations to finance our business, capital expenditures, development, expansion and acquisitions and, to the extent that we cannot fund such expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. We will also be required in the future to refinance our outstanding debt. Our ability to effectively operate and grow our business may be constrained if we are unable to borrow additional capital or refinance existing borrowings on reasonable terms.

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

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to general economic, financial, competitive and other factors that are beyond our control. In addition, a further deterioration in the economic performance of our casino properties may cause us to reduce or delay investments and capital expenditures, or to sell assets. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
Substantially all of the property that we own and lease is subject to liens to secure borrowings under our credit agreements.
Palace Station, which the Company opened in 1976 and completed a series of expansions through 1991, is situated on approximately 30 acres that we own located on the west side of Las Vegas, Nevada.

Boulder Station, which the Company opened in 1994 and was expanded in 1995, is situated on approximately 54 acres located on the east side of Las Vegas, Nevada. We own 27 acres and lease the remaining 27 acres from KB Enterprises, a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the "Related Lessor"). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III, a member of our Board of Managers, Chief Executive Officer and President and Lorenzo J. Fertitta, a member of our Board of Managers. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $222,933 through May 2018. In June 2013 and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. In June 2018, and every ten years thereafter, the rent will be adjusted by a cost of living factor. Pursuant to the ground lease, we have an option to purchase the land at fair market value, exercisable at five-year intervals with the next option in June 2013. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party.
Texas Station, which the Company opened in 1995 and completed two master planned expansions through 2000, is situated on approximately 47 acres located in North Las Vegas, Nevada. We lease this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $337,417 with a scheduled adjustment on August 1, 2015 and every ten years thereafter to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. In July 2015, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, we have an option to purchase the land at fair market value, exercisable at five-year intervals with the next option in May 2015. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party.
Sunset Station, which the Company opened in 1997 and completed two expansions through 2005, is situated on approximately 82 acres that we own located in Henderson, Nevada.
Santa Fe Station, which the Company purchased in 2000 and completed three master-planned expansions though 2007, is situated on approximately 39 acres that we own located on the northwest side of Las Vegas, Nevada.
Red Rock, which opened in 2006 and completed two master-planned expansions through 2007, is situated on approximately 64 acres that we own located on the northwest side of Las Vegas, Nevada.
Green Valley Ranch, which opened in 2001 and completed a master-planned expansion in 2006, is situated on approximately 40 acres in Henderson, Nevada.
Fiesta Rancho, which the Company purchased in 2001 and expanded in 2004, is situated on approximately 25 acres that we own in North Las Vegas, Nevada.
Fiesta Henderson, which the Company purchased in 2001 and completed two master-planned expansions through 2007, is situated on approximately 46 acres that we own in Henderson, Nevada.
We also own or are under contract to acquire approximately 106 acres of land on which Wild Wild West is located and the surrounding area, of which approximately 77 acres have been acquired as of December 31, 2011. STN purchased the Wild Wild West in 1998. We lease the 19-acre parcel of land on which the Wild Wild West is located under a lease and purchase agreement. The significant terms of the agreement include (i) a rent adjustment in July 2013 and every three years thereafter, based on the consumer price index, limited to a 12% increase and no decrease, (ii) options under which we may purchase the land at any time through 2019 at established fixed prices, (iii) a one-time termination option at our election in 2019, and (iv) options under which we may purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively.
Wildfire Rancho, which the Company purchased in 2003, is situated on approximately five acres that we own in Las Vegas, Nevada.
Wildfire Boulder, which the Company purchased in 2004, is situated on approximately two acres that we own in Henderson, Nevada.
Gold Rush, which STN purchased in 2004, is situated on approximately one acre that we own in Henderson, Nevada.
Lake Mead Casino, which the Company purchased in 2006, is situated on approximately three acres in Henderson, Nevada.
Barley's, The Greens and Wildfire Lanes, which are 50% owned, lease the land and buildings in Henderson, Nevada used in their operations. The Company opened Barley's in 1996 and purchased The Greens in 2005 and Wildfire Lanes in 2007.
In November 2007, the Company entered into a financing transaction with respect to its corporate office building with a third-party real estate investment firm pursuant to which STN sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years beginning on November 1, 2007, with four options to extend the lease, each option for an extension of five years. Such arrangements are generally referred to as "sale-leaseback" transactions. The lease also contains two options for us to repurchase the building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under the accounting guidance for sale-leaseback transactions involving real estate. Because of this continuing involvement, we account for the corporate office lease as a financing transaction. At the Effective Date, the fair value of the building was recorded in property and equipment, net, on our consolidated balance sheet, and an offsetting liability was recorded in long-term debt. Interest expense is recognized on the arrangement, and the monthly lease payments are recorded as principal and interest payments on the liability.
We currently own eight additional sites which have been acquired for potential gaming projects, consisting of 253 acres in the Las Vegas valley, 772 acres in Northern California and 200 acres in Reno, Nevada.

ITEM 3.	LEGAL PROCEEDINGS.
We and our subsidiaries are from time to time subject to litigation relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs. Litigation claims against STN were satisfied pursuant to the Plan and were not assumed by us.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
All of our outstanding Units are privately held and there is no established public trading market for our Units.
Holders
As of February 29, 2012, there was one holder of record of our Voting Units and one holder of record of our Non-Voting Units.
Dividends
Our operational documents permit, but do not require, us to make distributions to our members in respect of our taxable income that they recognize as a result of their ownership in the Company. There can be no assurance that we will make such distributions. In addition, even if we do make tax distributions, we do not plan to pay any other dividends or make any other distributions on our Units in the foreseeable future. In addition, restrictive covenants of our debt instruments and other agreements restrict the ability of the respective obligors to pay dividends (see Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness and Capital Stock).
Issuer Purchases of Equity Securities
There were no purchases of our equity securities made by or on behalf of us during the three months ended December 31, 2011.
Securities authorized for issuance under equity compensation plans
None of our equity securities are authorized for issuance under equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated financial data presented below have been derived from Station and its predecessor entities' consolidated financial statements which, except for periods ended on or before December 31, 2008, are contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K. The information presented below reflects consolidated financial data for:

•	the Company for the Successor Period June 17, 2011 through December 31, 2011;

•	STN Predecessor for the period January 1, 2011 through June 16, 2011, the years ended December 31, 2010, 2009 and 2008, and the period from November 8, 2007 through December 31, 2007;

•	GVR Predecessor for the period January 1, 2011 through June 16, 2011, and for the years ended December 31, 2010, 2009, 2008, and 2007; and

•	STN's predecessor entity for the period January 1, 2007 through November 7, 2007.
As a result of the adoption of fresh-start reporting at the Effective Date and the application of purchase accounting at November 8, 2007, the selected consolidated financial data for the Successor Period is not comparable in many respects with the historical consolidated financial data of the Company's predecessors.

	Successor	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Period June 17, 2011 Through December 31, 2011	Period January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
	(in thousands)	(in thousands)
Operating Results:
Net revenues	$629,399	$464,697	$84,052	$944,955	$169,772	$1,062,149	$182,751
Operating costs and expenses, excluding the following items (a):	550,029	410,393	72,001	856,473	153,009	965,006	162,972
Development and preopening (b)	718	1,752	—	16,272	—	12,014	—
Asset impairments (d)	2,100	—	—	262,020	—	1,276,861	—
Write-downs and other charges, net (e)	4,041	3,785	104	18,347	9,209	16,677	293
Management agreement/lease terminations (f)	—	168	—	898	—	4,130	—
Operating income (loss)	72,511	48,599	11,947	(209,055)	7,554	(1,212,539)	19,486
Gain on dissolution of joint venture (g)	—	250	—	124,193	—	—	—
Losses from joint ventures (h)	(1,533)	(945)	—	(248,495)	—	(127,643)	—
Operating income (loss) and earnings (losses) from joint ventures	70,978	47,904	11,947	(333,357)	7,554	(1,340,182)	19,486
Gain on early retirement of debt (i)	1,183	—	—	—	—	40,348	—
Change in fair value of derivative instruments	—	397	—	(42)	(50,550)	23,729	14,888
Interest expense, net, and interest and other expense from joint ventures	(92,299)	(58,746)	(20,582)	(171,291)	(48,644)	(317,393)	(51,916)
Loss before income taxes and reorganization items	(20,138)	(10,445)	(8,635)	(504,690)	(91,640)	(1,593,498)	(17,542)
Reorganization items, net (k)	—	3,259,995	634,999	(82,748)	—	(375,888)	—
(Loss) income before income taxes	(20,138)	3,249,550	626,364	(587,438)	(91,640)	(1,969,386)	(17,542)
Income tax benefit	—	107,924	—	21,996	—	289,872	—
Net (loss) income	$(20,138)	$3,357,474	$626,364	$(565,442)	$(91,640)	$(1,679,514)	$(17,542)
Balance Sheet Data:
Total assets	$3,178,349			$3,954,143	$485,620	$4,276,832	$477,166
Long-term debt, including current portion (l)	2,195,227			5,921,755	766,742	5,922,058	766,898
Members'/stockholders' equity (deficit)	842,476			(2,886,248)	(419,300)	(2,335,388)	(333,768)

	Predecessors
	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.
	Year Ended December 31, 2008		Year Ended December 31, 2007	Period November 8, 2007 Through December 31, 2007	Period January 1, 2007 Through November 7, 2007
	(in thousands)				(in thousands)
Operating Results:
Net revenues	$1,298,151	$244,964	$277,755	$209,711	$1,237,284
Operating costs and expenses, excluding the following items (a):	1,095,535	197,195	202,078	460,703	939,091
Development and preopening (b)	13,596	—	376	1,545	8,948
Merger transaction costs (c)	—	—	—	—	156,500
Asset impairments (d)	3,343,247	—	—	—	16,631
Write-downs and other charges, net (e)	57,800	(29)	(20)	958	(1,346)
Management agreement/lease terminations (f)	4,825	—	3,880	—	3,825
Operating (loss) income	(3,216,852)	47,798	71,441	(253,495)	113,635
Earnings from joint ventures (h)	17,020	—	—	5,875	34,247
Operating (loss) income and earnings from joint ventures	(3,199,832)	47,798	71,441	(247,620)	147,882
Loss on early retirement of debt (i)	—	(466)	(1,640)	(20,311)	—
Change in fair value of derivative instruments	(23,057)	(15,494)	(530)	(30,686)	—
Interest expense, net, and interest and other expense from joint ventures (j)	(426,956)	(55,032)	(43,868)	(66,019)	(220,873)
(Loss) income before income taxes and reorganization items	(3,649,845)	(23,194)	25,403	(364,636)	(72,991)
Reorganization items, net (k)	—	—	—	—	—
(Loss) income before income taxes	(3,649,845)	(23,194)	25,403	(364,636)	(72,991)
Income tax benefit	381,345	—	—	26,736	15,335
Net (loss) income	$(3,268,500)	$(23,194)	$25,403	$(337,900)	$(57,656)
Balance Sheet Data:
Total assets	$5,831,636	$503,285	$520,726	$8,988,666
Long-term debt, including current portion) (l)	5,782,153	772,541	791,104	5,171,149
Stockholders' (deficit) equity	(677,324)	(336,848)	(320,180)	2,571,062
__________________________________

(a)
Share-based compensation expense of approximately $287.7 million was recorded during the period November 8, 2007 through December 31, 2007 as a result of the issuance by STN of equity-based awards which vested immediately or over five years.

(b)
Development expense for the year ended December 31, 2010 includes a $7.2 million accrual for non-reimbursable milestone payments that are expected to be paid in 2016 and 2017. A $4.0 million milestone payment is included in development expense for the year ended December 31, 2009. See Note 10 to the Consolidated Financial Statements for additional information about milestone payments related to Native American development projects.

(c)
During the period from January 1, 2007 through November 7, 2007, STN's predecessor entity recorded approximately $156.5 million in costs related to its merger transaction. These costs include approximately $31.6 million of accounting, investment banking, legal and other costs associated with the merger and $124.9 million of expense related to the accelerated vesting and buyout of employee stock options and restricted stock awards upon consummation of the merger.

(d)
During the years ended December 31, 2011, 2010, and 2009, STN recorded approximately $2.1 million, $262.0 million, and $1.28 billion, respectively, in non-cash asset impairment charges to write-down certain long-lived assets to their estimated fair values. See Note 19 to the Consolidated Financial Statements for additional information about these asset impairment charges. During the year ended December 31, 2008, STN recognized $3.34 billion in asset impairment charges, including to reduce the carrying values of goodwill, other intangible assets, investments in joint ventures and land held for development to their fair values. During the period January 1, 2007 through November 7, 2007, STN recorded asset impairment charges of $16.6 million to reduce the carrying value of goodwill to fair value and to write-down the carrying value of the corporate office building in conjunction with its sale.

(e)
See Note 19 to the Consolidated Financial Statements for information about write-downs and other charges, net, recognized during the years ended December 31, 2011, 2010 and 2009. For the year ended December 31, 2008, write-downs and other charges, net primarily represent the write-off of abandoned projects. For the periods January 1, 2007 through November 7, 2007, and November 8, 2007 through December 31, 2007, the Predecessors' write-downs and other charges, net primarily represent severance charges and net gains or losses on asset disposals.

(f)
During the years ended December 31, 2011 and 2010, STN recorded lease termination expense of $0.9 million related primarily to the termination of certain restaurant leases. During the year ended December 31, 2009, STN recorded lease termination expense of $4.1 million related to the termination of an equipment lease and a lease for certain office space that was no longer being utilized. During the year ended December 31, 2008, STN recorded lease termination expense to terminate various leases primarily related to land adjacent to the current Wild Wild West property, and to recognize the remaining lease payments for certain office space that STN would no longer utilize. During the period January 1, 2007 through November 7, 2007, STN recorded management agreement/lease termination expense primarily due to the termination of the management agreement related to Cherry nightclub at Red Rock.

(g)
During the year ended December 31, 2010, the Rancho Road joint venture was dissolved and STN recognized a $124.2 million gain on dissolution as a result of writing off the deficit carrying value of the investment.

(h)
During the year ended December 31, 2010, STN's losses from joint ventures resulted primarily from recording its 50% share of asset impairment losses at Aliante Station. During the year ended December 31, 2009, STN's losses from joint ventures resulted primarily from recording its 50% share of impairment losses on land held by the Rancho Road joint venture and its share of asset impairment charges and operating losses from Aliante Station, which opened in November 2008. STN's earnings from joint ventures were impacted during the year ended December 31, 2008 by increased preopening expenses incurred prior to the opening of Aliante Station.

(i)
During 2009, STN recorded a gain on early retirement of debt of $40.3 million as a result of its repurchase of $40.0 million of its outstanding 6-7/8% Senior Subordinated Notes and $8.0 million of its outstanding 6-1/2% Senior Subordinated Notes. During the period November 8, 2007 through December 31, 2007, STN terminated its previous revolving credit facility resulting in a loss on early retirement of debt of $20.3 million, which included the write-off of unamortized loan costs as well as costs to terminate its then-existing cash flow hedge interest rate swaps. During the years ended December 31, 2008 and 2007, GVR Predecessor recognized losses on early retirement of debt of $0.5 million and $1.6 million, respectively, as a result of terminating its revolving loan commitment in 2008 and refinancing its revolving credit facility and term loan in 2007.

(j)	Interest expense, net, for GVR Predecessor for the year ended December 31, 2007 includes interest income from members of $12.2 million.

(k)
Reorganization items represent amounts incurred by the Predecessors as a direct result of the Chapter 11 Cases. See Note 3 to the Consolidated Financial Statements for additional information about reorganization items recognized by the Predecessors.

(l)	Amounts for STN include long-term debt of $5.7 billion and $5.7 billion classified as liabilities subject to compromise at December 31, 2010 and 2009, respectively.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with Item 6. Financial Information—Selected Financial Data and Item 8. Financial Statements and Supplementary Data included in this Annual Report on Form 10-K.
Overview
We are a gaming and entertainment company established in 1976 that develops and operates casino entertainment facilities. We currently own and operate nine major hotel/casino properties and eight smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area, which we operate under four distinct brand categories: Luxury (Red Rock and Green Valley Ranch), Casual Classic (Station), Value (Fiestas) and Neighborhood (Wildfire and Barley's). We also manage

Gun Lake Casino in Allegan County, Michigan.
Our operating results are greatly dependent on the level of gaming revenue generated at our properties. A substantial portion of our operating income is generated from our gaming operations, primarily from slot play. We use our non-gaming revenue departments to drive customer traffic to our properties. The majority of our revenue is cash-based and as a result, fluctuations in our revenues have a direct impact on our cash flows from operations. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.
Background
We were formed on August 9, 2010 to acquire substantially all of the assets of Station Casinos, Inc. and its subsidiaries pursuant to the Plans, which became effective on June 17, 2011, as more fully described in Item 1. Business—Restructuring Transactions in this Annual Report on Form 10-K. References herein to “Predecessors” refer to STN and Green Valley Ranch prior to June 17, 2011, and references to the “Plans” refer to the SCI Plan, the Subsidiaries Plan, and the GVR Plan.
As of the Effective Date, we adopted fresh-start reporting in accordance with ASC Topic 852, which resulted in a new reporting entity for accounting purposes. Fresh-start reporting generally requires resetting the historical net book values of assets and liabilities to their estimated fair values by allocating the entity's enterprise value to its asset and liabilities as of the Effective Date. Certain fair values differed materially from the historical carrying values recorded on the Predecessors' balance sheets.
As a result of the adoption of fresh-start reporting, Successor's consolidated financial statements are prepared on a different basis of accounting than the consolidated financial statements of the Predecessors prior to emergence from bankruptcy and therefore are not comparable in many respects with Predecessor's historical financial statements. The historical financial results of the Predecessors are not indicative of our current financial condition or our future results of operations. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.
Presentation
References to “Successor” in this Annual Report on Form 10-K refer to the Company on or after June 17, 2011 after giving effect to (i) the acquisition of substantially all of the assets of STN and Green Valley Ranch in accordance with the Plans, (ii) entry into new credit agreements with an initial aggregate principal amount outstanding of approximately $2.4 billion, (iii) entry into the Restructured Land Loan, (iv) the application of fresh-start reporting and (v) the issuance of equity comprising 100 Voting Units and 100 Non-Voting Units in accordance with the Plan.
In accordance with the accounting guidance for fresh-start reporting, the consolidated financial statements for the Successor are required to be presented separately from those of the Predecessors in this Annual Report on Form 10-K. Accordingly, the period June 17, 2011 through December 31, 2011 is referred to herein as the “Successor Period” and periods before June 17, 2011 are referred to as “Predecessor periods”. For purposes of analysis and comparison of current year and prior years' operating results, certain information for the Successor Period and the Predecessor period January 1, 2011 through June 16, 2011 is presented on a combined basis in this Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, historical operating results of the Predecessors is presented on a combined basis.
The presentation herein of combined financial information for Successor and Predecessor periods may yield results that are not fully comparable, particularly depreciation, amortization, interest expense and tax provision accounts, primarily due to the impact of the Restructuring Transactions. In addition, Successor and Predecessor corporate, development and management fee expenses are not comparable as a result of Successor's management arrangements with affiliates of Fertitta Entertainment. The presentation of results for combined Predecessor and Successor periods does not comply with Generally Accepted Accounting Principles (“GAAP”) or with the Securities and Exchange Commission's (“SEC”) rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our operating results for the year ended December 31, 2011 to the operating results for the prior years. Accordingly, for the year ended December 31, 2011, discussion of “combined” results refers to the results of the Combined Successor and Predecessors.
Results of Operations
The following table highlights the results of operations of Successor and Predecessors (dollars in thousands):

Combined Year Ended December 31, 2011 Compared to Combined Year Ended December 31, 2010

	Successor	Predecessors			Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Successor and Predecessors (a)	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Predecessors (b)
	Period June 17, 2011 Through December 31, 2011	Period January 1, 2011 Through June 16, 2011		Year Ended December 31, 2011	Year Ended December 31, 2010			Percent change
Net revenues—total	$629,399	$464,697	$84,052	$1,178,148	$944,955	$169,772	$1,114,727	5.7%
Major Las Vegas Operations (c)	596,673	437,698	84,052	1,118,423	886,647	169,772	1,056,419	5.9%
Management fees (d)	13,482	10,765	—	24,247	22,394	—	22,394	8.3%
Other Operations and Corporate (e)	19,244	16,234	—	35,478	35,914	—	35,914	(1.2)%

Operating income (loss) —total	$72,511	$48,599	$11,947	$133,057	$(209,055)	$7,554	$(201,501)	(166.0)%
Major Las Vegas Operations (c)	72,350	82,526	11,947	166,823	36,017	7,554	43,571	282.9%
Management fees (d)	13,482	10,765	—	24,247	22,394	—	22,394	8.3%
Other Operations and Corporate (e)	(13,321)	(44,692)	—	(58,013)	(267,466)	—	(267,466)	(78.3)%

Cash flows provided by (used in):
Operating activities	$64,849	$(2,405,140)	$(312,505)	$(2,652,796)	$(4,564)	$30,302	$25,738
Investing activities	(839)	(18,641)	(1,418)	(20,898)	(14,969)	(1,273)	(16,242)
Financing activities	(81,339)	2,371,574	290,930	2,581,165	(303)	(156)	(459)
Combined Year Ended December 31, 2010 Compared to Combined Year Ended December 31, 2009

	Predecessors
	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Predecessors (b)	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Predecessors (b)
	Year Ended December 31, 2010			Year Ended December 31, 2009			Percent change
Net revenues—total	$944,955	$169,772	$1,114,727	$1,062,149	$182,751	$1,244,900	(10.5)%
Major Las Vegas Operations (c)	886,647	169,772	1,056,419	970,521	182,751	1,153,272	(8.4)%
Management fees (d)	22,394	—	22,394	52,447	—	52,447	(57.3)%
Other Operations and Corporate (e)	35,914	—	35,914	39,181	—	39,181	(8.3)%

Operating income (loss) —total	$(209,055)	$7,554	$(201,501)	$(1,212,539)	$19,486	$(1,193,053)	(83.1)%
Major Las Vegas Operations (c)	36,017	7,554	43,571	(216,002)	19,486	(196,516)	(122.2)%
Management fees (d)	22,394	—	22,394	52,447	—	52,447	(57.3)%
Other Operations and Corporate (e)	(267,466)	—	(267,466)	(1,048,984)	—	(1,048,984)	(74.5)%

Cash flows provided by (used in):
Operating activities	$(4,564)	$30,302	$25,738	$(126,677)	$(7,948)	$(134,625)
Investing activities	(14,969)	(1,273)	(16,242)	(130,280)	(9,733)	(140,013)
Financing activities	(303)	(156)	(459)	(15,914)	7,862	(8,052)
__________________

(a)
The results for the year ended December 31, 2011, which we refer to as “Combined Successor and Predecessors”, were derived by the mathematical addition of the results of the Company for the Successor Period of June 17, 2011 through December 31, 2011 and the results of the Company's two predecessors, STN and GVR Predecessor, for the

Predecessor period of January 1, 2011 through June 16, 2011, resulting in combined results for the year ended December 31, 2011. Important additional information about the presentation of combined financial information for Successor and Predecessor is included above under the caption "Presentation."

(b)
The results for the years ended December 31, 2010 and 2009 were derived by the mathematical addition of the results for STN and GVR Predecessor, which are referred to as “Combined Predecessors”. Accordingly, for the years ended December 31, 2010 and 2009, discussion of “combined” results refers to the results of the Combined Predecessors.

(c)	Includes the wholly owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Red Rock, Fiesta Rancho, Fiesta Henderson, and Green Valley Ranch.

(d)
Amounts for 2011 include management fee revenues from Gun Lake (commencing in February 2011), Barley's, The Greens and Wildfire Lanes. Amounts for the years ended December 31, 2010 and 2009 include management fee revenues from Barley's, The Greens and Wildfire Lanes, as well as from Thunder Valley Casino (“Thunder Valley") in Northern California through June 2010 when the management agreement expired.

(e)	Includes the wholly owned properties of Wild Wild West, Wildfire Rancho, Wildfire Boulder, Gold Rush Casino, Lake Mead Casino and corporate and development expense.
Net Revenues
Combined net revenues for the year ended December 31, 2011 increased 5.7% to $1.18 billion as compared to $1.11 billion in 2010. Similarly, combined net revenues from Major Las Vegas Operations increased 5.9% to $1.12 billion for the year ended December 31, 2011 as compared to $1.06 billion for the year ended December 31, 2010. The improvement in combined net revenues during the year ended December 31, 2011 as compared to the prior year reflect increases in revenues across all of our revenue categories, as discussed in more detail below.
Combined net revenues for the year ended December 31, 2010 decreased 10.5% to $1.11 billion as compared to $1.24 billion in 2009. Similarly, combined net revenues from Major Las Vegas Operations decreased 8.4% to $1.06 billion for the year ended December 31, 2010 as compared to $1.15 billion for the year ended December 31, 2009. During the year ended December 31, 2010, the Predecessors experienced an overall decrease in revenues across all properties as a result of the ongoing economic downturn in Las Vegas and across the United States, and the economic climate in Las Vegas continued to be negatively impacted by high unemployment, weak consumer confidence levels and depressed real estate values.
Operating Income
Our combined operating income of $133.1 million for the year ended December 31, 2011 reflects a significant improvement as compared to the combined operating loss of $201.5 million for the year ended December 31, 2010. The $334.6 million improvement is primarily due to impairment charges totaling $262.0 million recognized during the year ended December 31, 2010, and a $63.4 million increase in net revenues during 2011 as compared to 2010.
The Predecessors' combined operating loss of $201.5 million for the year ended December 31, 2010 decreased significantly as compared to a combined operating loss of $1.19 billion for the year ended December 31, 2009. The improvement of $991.6 million is primarily due to a $1.01 billion decrease in asset impairment charges recognized during 2010 compared to 2009. Asset impairment charges are discussed in more detail below.
The following tables present information about our revenues and expenses (dollars in thousands):

Combined Year Ended December 31, 2011 Compared to Combined Year Ended December 31, 2010

	Successor	Predecessors			Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Successor and Predecessors (a)	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Predecessors (b)
	Period June 17, 2011 Through December 31, 2011	Period January 1, 2011 Through June 16, 2011		Year Ended December 31, 2011	Year Ended December 31, 2010			Percent change
Casino revenues	$452,951	$339,703	$59,100	$851,754	$699,401	$120,580	$819,981	3.9%
Casino expenses	178,266	136,037	23,574	337,877	289,168	52,410	341,578	(1.1)%
Margin	60.6%	60.0%	60.1%	60.3%	58.7%	56.5%	58.3%

Food and beverage revenues	119,735	85,436	19,484	224,655	163,215	39,517	202,732	10.8%
Food and beverage expenses	88,979	60,717	12,407	162,103	107,311	23,903	131,214	23.5%
Margin	25.7%	28.9%	36.3%	27.8%	34.3%	39.5%	35.3%

Room revenues	54,924	36,326	9,753	101,003	73,454	19,492	92,946	8.7%
Room expenses	22,403	15,537	3,064	41,004	32,321	6,686	39,007	5.1%
Margin	59.2%	57.2%	68.6%	59.4%	56.0%	65.7%	58.0%

Other revenues	39,658	28,072	4,205	71,935	59,086	8,006	67,092	7.2%
Other expenses	16,896	10,822	2,125	29,843	19,979	3,649	23,628	26.3%

Selling, general and administrative expenses	154,643	110,300	18,207	283,150	219,479	38,734	258,213	9.7%
Percent of net revenues	24.6%	23.7%	21.7%	24.0%	23.2%	22.8%	23.2%

Management fee expense	21,819	—	3,112	24,931	—	6,014	6,014	314.5%
Percent of net revenues	3.5%	—%	3.7%	n/m	—%	3.5%	n/m

Combined Year Ended December 31, 2010 Compared to Combined Year Ended December 31, 2009

	Predecessors
	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Predecessors (b)		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Predecessors (b)
	Year Ended December 31, 2010				Year Ended December 31, 2009			Percent change
Casino revenues	$699,401	$120,580	$819,981		$764,639	$129,790	$894,429	(8.3)%
Casino expenses	289,168	52,410	341,578		324,373	58,712	383,085	(10.8)%
Margin	58.7%	56.5%	58.3%		57.6%	54.8%	57.2%

Food and beverage revenues	163,215	39,517	202,732		189,917	44,669	234,586	(13.6)%
Food and beverage expenses	107,311	23,903	131,214		116,932	23,738	140,670	(6.7)%
Margin	34.3%	39.5%	35.3%		38.4%	46.9%	40.0%

Room revenues	73,454	19,492	92,946		82,282	22,342	104,624	(11.2)%
Room expenses	32,321	6,686	39,007		34,182	6,893	41,075	(5.0)%
Margin	56.0%	65.7%	58.0%		58.5%	69.1%	60.7%

Other revenues	59,086	8,006	67,092		64,732	8,511	73,243	(8.4)%
Other expenses	19,979	3,649	23,628		20,121	3,897	24,018	(1.6)%

Selling, general and administrative expenses	219,479	38,734	258,213		229,200	40,002	269,202	(4.1)%
Percent of net revenues	23.2%	22.8%	23.2%	0.0002166159	21.6%	21.9%	21.6%

Management fee expense	—	6,014	6,014		—	6,653	6,653	(9.6)%
Percent of net revenues	—%	3.5%	n/m		—%	3.6%	n/m
__________________________________________
n/m = not meaningful

Casino.  Combined casino revenues increased 3.9% to $851.8 million for the year ended December 31, 2011 as compared to $820.0 million for the year ended December 31, 2010. The $31.8 million increase in casino revenues during year ended December 31, 2011 is due primarily to a 5.1% increase in slot revenue and a 4.8% increase in table game revenue. The increase in casino revenue was driven primarily by the success of our current marketing programs. The improvement in combined casino revenues for 2011 is attributable to a $65.3 million increase related to increased customer visits to our properties, partially offset by a $33.5 million decrease related to lower customer spend per visit.
Combined casino revenues decreased 8.3% to $820.0 million for the year ended December 31, 2010 as compared to $894.4 million for year ended December 31, 2009. The $74.4 million decrease in casino revenues during year ended December 31, 2010 was due primarily to a 8.1% decrease in slot revenue and a 16.7% decrease in table game revenue. The decrease in casino revenue was primarily due to the continuation of the general economic slowdown discussed above. The decline in combined casino revenues for 2010 is attributable to a $77.0 million decrease related to decreased customer visits to our properties, and a $2.6 million increase related to customer spend per visit.
Combined casino expenses decreased 1.1% to $337.9 million for the year ended December 31, 2011 as compared to $341.6 million for the year ended December 31, 2010. The $3.7 million decrease in expenses is due primarily to a $5.3 million decrease in promotional expenses and a $6.7 million decrease in other casino expenses, partially offset by a $4.9 million increase in payroll and related expenses, and a $3.4 million increase in taxes and licenses. Combined casino expenses decreased 10.8% to $341.6 million for the year ended December 31, 2010 as compared to $383.1 million for the year ended December 31, 2009. The $41.5 million decrease in casino expenses during year ended December 31, 2010 was due primarily to a $26.3 million decrease in promotional expenses, a decrease of $6.9 million in payroll and related expenses, and a decrease of $8.3 million in taxes and other casino expenses.
The combined casino operating margin for the year ended year ended December 31, 2011 increased to 60.3% as compared to 58.3% for the prior year. The combined casino operating margin for the year ended December 31, 2010 increased slightly to 58.3% as compared to 57.2% for the year ended December 31, 2009.
Food and Beverage.    Combined food and beverage revenues increased 10.8% to $224.7 million for the year ended December 31, 2011 as compared to $202.7 million for the prior year, and the combined number of restaurant guests served increased 37.3% for the year ended December 31, 2011 compared to the year ended December 31, 2010. During the year ended December 31, 2011, we converted six leased café outlets to owned outlets.The increase in the number of restaurant guests served is the result of the café conversions and increased visitation to our restaurants across the majority of our properties. The average guest check decreased by approximately 14.7% during 2011 primarily as a result of the conversion of the café outlets, which are lower priced restaurants. Combined food and beverage expenses increased 23.5% for the year ended December 31, 2011 as compared to year ended December 31, 2010 primarily due to the increases in revenues and number of guests served. The combined food and beverage margin for the year ended December 31, 2011 decreased to 27.8% as compared to 35.3% for the prior year, primarily as a result of the café conversions.
Combined food and beverage revenues decreased 13.6% to $202.7 million for the year ended December 31, 2010 as compared to $234.6 million for the prior year primarily due to the conversion of several owned outlets to leased outlets. The combined number of restaurant guests served decreased 20.6% for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily for the same reason. Combined food and beverage expenses decreased 6.7% for the year ended December 31, 2010 as compared to year ended December 31, 2009 primarily due to the decreased number of restaurant guests served. The combined food and beverage margin for the year ended December 31, 2010 decreased 4.7% as compared to the year ended December 31, 2009, primarily as a result of increases in the cost of food and beverage commodities. The combined average guest check for the year ended December 31, 2010 increased slightly as compared to the year ended December 31, 2009 primarily due to the closure of lower priced restaurants.
Room.    The following table shows key information about our hotel operations:

	Year Ended December 31, 2011	Percent change	Year Ended December 31, 2010	Percent change	Year Ended December 31, 2009
Occupancy	85%	6.3%	80%	(3.6)%	83%
Average daily rate	$71	2.9%	$69	(8.0)%	$75
Revenue per available room	$60	9.1%	$55	(11.3)%	$62
Room revenues increased 8.7% for the the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to an improvement in occupancy. Room expenses for the year ended December 31, 2011 increased 5.1% as compared to the year ended December 31, 2010, primarily as a result of the increased occupancy. Room revenues decreased 11.2% and occupancy decreased 3.6% for the the year ended December 31, 2010 as compared to year ended December 31, 2009 primarily due to the continued economic slowdown discussed above. The 5.0% decrease in room expenses for the year ended December 31, 2010 compared to year ended December 31, 2009 is primarily due to lower occupancy levels.
Other.    Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and the spa. Other revenues increased 7.2% for the year ended December 31, 2011 as compared to year ended December 31, 2010, and other revenues decreased 8.4% for the year ended December 31, 2010 as compared to year ended December 31, 2009. The improvement in other revenues during 2011 is primarily the result of increased visitation to our properties. The decrease in other revenues during 2010 was primarily the result of the general economic slowdown discussed above.
Management Fees.    As a result of the Restructuring Transactions, our management fee revenue is not fully comparable to that of STN. We are the managing partner of Barley's, The Greens and Wildfire Lanes and receive a management fee equal to 10% of EBITDA from these properties (as defined in the agreements). Our management fee revenue also includes fees earned by our 50% owned consolidated investee, MPM, for the management of Gun Lake, which opened February 10, 2011. MPM receives a management fee equal to 30% of Gun Lake's net income (as defined in the management agreement). MPM is a variable interest entity and is required to be consolidated.
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
Selling, General and Administrative ("SG&A").    SG&A expenses increased $24.9 million, or 9.7%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, and SG&A as a percentage of net revenues increased to 24.0% for the year ended December 31, 2011 compared to 23.2% in year ended December 31, 2010. The increase in SG&A expenses during year ended December 31, 2011 is primarily due to an increase of $17.0 million increase in general and administrative expenses and an increase of $9.0 million in advertising, promotional and sales expenses. The increase in general and administrative expenses is primarily the result of certain expenses being reflected in general and administrative that were reflected in corporate expense in the prior year. In addition, we paid approximately $6.5 million in bonuses during the year ended December 31, 2011 for which there was no comparable expense in the prior year.
SG&A expenses decreased $11.0 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009, and SG&A as a percentage of net revenues increased to 23.2% as compared to 21.6% for year ended December 31, 2009. The decrease in SG&A expenses during year ended December 31, 2010 is primarily due to a decrease of $5.3 million in general and administrative expenses, a decrease of $3.8 million in maintenance expense, and a decrease of $1.9 million in other expenses.
Management Fee Expense.    As of the Effective Date, we entered into long-term Management Agreements with affiliates of Fertitta Entertainment (the "Managers") to manage our properties, and certain executive officers and corporate employees of STN became employees of Fertitta Entertainment. Under the Management Agreements, we pay a base management fee equal to 2% of gross revenues and an incentive management fee equal to 5% of positive EBITDA (as defined in the agreements) for each of our managed properties. As a result, our statement of operations reflects management fee expense for which there was no comparable expense recorded by STN.
Corporate Expense. Prior to entry into the long-term Management Agreements on the Effective Date as described above, costs associated with STN's executive and corporate administration were reflected in the corporate expense line item in its consolidated financial statements. Certain executive and corporate administrative functions are now performed by the Managers and the costs of these functions are included in the management fees Station pays to the Managers. As a result, Station's statement of operations reflects no corporate expense comparable to that of STN.
Development and Preopening Expense.    Development expense includes costs to identify potential gaming opportunities and other development opportunities. Preopening expense represents certain costs incurred prior to the opening of projects under development including payroll, travel and legal expenses. Subsequent to the Effective Date, certain development activities are performed on our behalf by the Managers under the Management Agreements and as a result, development and preopening expense of Successor is not fully comparable to that of Predecessors. Combined development and preopening expense for the year ended December 31, 2011 was $2.5 million compared to $16.3 million for the year ended December 31, 2010. The decrease in development and preopening expense during year ended December 31, 2011 is primarily due to expenses recognized during 2010 related to the Gun Lake project, as well as the impact of the development arrangements with the Managers described above. The $16.3 million combined development and preopening expense for year ended December 31, 2010 reflects an increase of $4.3 million compared to the prior year, primarily due to $5.2 million in expense related to the Gun Lake project, partially offset by a $0.9 million net decrease in other development and preopening expenses.
Depreciation and Amortization.    The adoption of fresh-start reporting resulted in changes in the carrying values of our depreciable property, plant and equipment and definite-lived intangible assets. As a result, depreciation and amortization expense for the Successor and Predecessor periods is not comparable. Combined depreciation and amortization expense was $137.7 million for the year ended year ended December 31, 2011 compared to $174.9 million for the year ended December 31, 2010. Combined depreciation and amortization expense for year ended December 31, 2010 reflected a decrease of $55.3 million compared to the year ended December 31, 2009, primarily due to the expiration of the Thunder Valley management agreement which became fully amortized in June 2010, as well as the decrease in the carrying values of certain depreciable assets as a result of asset impairment charges recognized during 2009.
Asset Impairments.  Management determined that the carrying value at December 31, 2011 of one of our parcels of land held for development might not be recoverable and as a result, the asset was tested for impairment. We determined that the carrying value of the asset was higher than its estimated undiscounted future cash flows, and accordingly, an impairment charge of $2.1 million was recognized at December 31, 2011 to reduce the carrying value of the asset to its estimated fair value of $0.8 million. We expect to sell this land in the second quarter of 2012.
The SCI Plan as confirmed by the Bankruptcy Court on August 27, 2010 reflected a reorganization value for STN of approximately $2.6 billion, which was significantly less than the carrying value of its net assets that were subject to the plan. STN determined that this constituted an indicator of asset impairment and therefore STN reviewed substantially all of its assets for impairment during the third quarter of 2010. As a result of this impairment review, STN recognized asset impairments totaling $262.0 million, consisting of the following:

•$60.4 million to write down the goodwill of certain reporting units to fair value;
•$114.4 million related to land held for development;
•$66.6 million related to the property and equipment of certain reporting units;
•$16.3 million related to its investment in Richfield Homes joint venture; and
•$4.3 million related to other intangible assets.
For the year ended December 31, 2009, STN recorded asset impairment charges totaling $1.28 billion, primarily as a result of the ongoing recession which resulted in decreased projected cash flow estimates, decreased valuation multiples for gaming assets due to the current market conditions and higher discount rates resulting from turmoil in the credit markets. Asset impairments recognized by STN during the year ended December 31, 2009 consisted of the following:
•$181.8 million to write down to fair value the goodwill of certain of its reporting units;
•$255.3 million to write down certain intangible assets to fair value;

•	$30.0 million to write down investments in joint ventures to their fair values due to decreases in estimated future cash flows from these investments;

•
$617.4 million related to land held for development due to decreased real estate values, changes in the anticipated use of certain land parcels, and the economic condition of STN and its ability to secure adequate financing for capital projects going forward;

•$179.4 million related to the property and equipment of certain reporting units; and
•$13.0 million related to capitalized Native American project costs which may not be recoverable.
Write-downs and Other Charges, net.  Write-downs and other charges, net includes charges related to non-routine transactions such as losses on asset disposals, severance expense, legal settlement accruals and other non-routine transactions. For the year ended December 31, 2011, combined write-downs and other charges, net totaled $8.1 million, primarily representing net losses on asset disposals. Combined write-downs and other charges, net for the year ended December 31, 2010 totaled $28.5 million, primarily representing charges related to expired land purchase options, restructuring charges and a legal settlement. Combined write-downs and other charges, net, for the year ended December 31, 2009 totaled $21.1 million and represent losses on asset disposals, lease terminations and project abandonments, and the write-off of a note receivable from an unconsolidated affiliate.
(Losses) Earnings From Joint Ventures.    As of the Effective Date, we hold 50% investments in Barley's, The Greens, Wildfire Lanes and Losee Elkhorn Properties, LLC, and we account for these investments under the equity method. Our equity in the earnings (losses) of these investments reflects a loss of approximately $1.5 million for the Successor Period, which includes a goodwill impairment charge related to The Greens. We do not expect future earnings or losses from these investments to be a significant component of our operating results. During the Predecessor Periods, STN's investments in joint ventures also included its 50% ownership interests in Green Valley Ranch and Aliante Station, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. STN also owned a 50% investment in the Rancho Road and Richfield Homes development projects until late 2010. We acquired 100% ownership of Green Valley Ranch as a result of the Restructuring Transactions, and we did not acquire STN's equity interest in Aliante Station. STN disposed of its investments in Rancho Road, Richfield Homes and the Palms Casino Resort prior to the Effective Date. STN's losses from joint ventures for the period from January 1 through June 16, 2011 and for the years ended December 31, 2010 and 2009 were $0.9 million, $248.5 million and $127.6 million, respectively. STN's losses from joint ventures for the years ended December 31, 2010 and 2009 primarily represent its 50% share of asset impairment charges recognized by from Aliante Station and Rancho Road, respectively.
Gain on Dissolution of Joint Venture.    During 2010, the Rancho Road and Richfield Homes joint ventures disposed of substantially all of their assets and were dissolved. At the date of dissolution, the carrying value of STN's investment in Rancho Road was a deficit of $124.2 million as a result of accumulated losses in excess of the investment. Upon dissolution, STN removed this deficit carrying value from its books and recognized a gain. During 2010, STN recognized an impairment charge of approximately $16.3 million to write down the carrying value of its investment in Richfield Homes to the amount expected to be received from the disposal of the joint venture's assets and as a result, no gain or loss on the dissolution of the Richfield Homes was recognized by STN.
Interest Expense,net.   As a result of the Restructuring Transactions, interest expense, net, for Station is not comparable to that of the Predecessors. The principal amount of Station's outstanding indebtedness at December 31, 2011 was approximately $2.5 billion compared to Combined Predecessors' indebtedness of approximately $6.7 billion prior to the Restructuring Transactions. In accordance with ASC Topic 852, following the filing of their respective Chapter 11 cases, STN and GVR Predecessor recognized interest expense only to the extent that it was expected to be paid or to become an allowed claim in the bankruptcy proceedings. Had the Predecessors recognized interest expense at the contractual terms, the Predecessors' combined interest expense for the period from January 1 through June 16, 2011, and for the years ended December 31, 2010 and 2009 would have been $149.1 million, $315.3 million and $127.1 million higher, respectively, than what was recorded.
 The following table presents summarized information related to interest expense (in thousands):

	Successor	Predecessors		Combined Successor and Predecessors	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Predecessors	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Predecessors
	Period June 17, 2011 Through December 31, 2011	Period January 1, 2011 Through June 16, 2011		Year Ended December 31, 2011	Year Ended December 31, 2010			Year Ended December 31, 2009
Interest cost, net of interest income	$55,109	$46,037	$20,255	$121,401	$112,705	$47,437	$160,142	$269,308	50,661	319,969
Amortization of debt discount and debt issuance costs	39,345	196	327	39,868	1,955	1,207	3,162	23,272	1,255	24,527
Less: Capitalized interest (a)	(2,155)	(2,939)	—	(5,094)	(10,078)	—	(10,078)	(15,989)	—	(15,989)
Interest expense, net	$92,299	$43,294	$20,582	$156,175	$104,582	$48,644	$153,226	$276,591	$51,916	$328,507
____________________________

(a)	Capitalized interest primarily relates to Native American projects under development.
Interest and Other Expense from Joint Ventures.    STN recorded interest and other expense related to its unconsolidated joint ventures for the period from January 1 through June 16, 2011, and for the years ended December 31, 2010 and 2009, of $15.5 million, $66.7 million and $40.8 million, respectively. We recognized no interest and other expense from our investments in joint venture properties during the Successor Period, and we do not expect interest and other expense from these investments to be a significant component of our future operating results.
The $25.9 million increase in interest and other expense from joint ventures for the year ended December 31, 2010 compared to the year ended December 31, 2009 relates primarily to recording STN's 50% share of the loss that resulted from the early termination of Green Valley Ranch's interest rate swap in March 2010. Prior to the termination of this interest rate swap, the liability was carried at fair value, which incorporated nonperformance risk adjustments related to credit risks of both counterparties in accordance with ASC Topic 815, Derivatives and Hedging. Upon early termination of the swap, fair value accounting for the swap was discontinued and the carrying value of the liability was increased to a fixed termination settlement amount which did not incorporate nonperformance risk adjustments.
Change in Fair Value of Derivative Instruments.    Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period, and for derivative instruments not designated as hedging instruments, these changes in fair value are recognized as gains or losses in the statements of operations. For the period June 17, 2011 through December 31, 2011, all of Station's derivative instruments are designated in hedging relationships which have no ineffectiveness, and as a result, changes in fair value of these derivative instruments had no effect on its statement of operations.
During the period January 1, 2011 through June 16, 2011, and the years ended December 31, 2010 and 2009, STN recorded gains (losses) related to changes in fair values of derivative instruments not designated in hedging relationships of $0.4 million, $(42,000) and $23.7 million, respectively. As a result of the Chapter 11 Case, certain interest rate swap liabilities were reclassified to liabilities subject to compromise in accordance with ASC Topic 852, and post-petition changes in the expected amount of the allowed claims for those interest rate swaps was recognized in the reorganization items line on STN's consolidated statements of operations. The derivative gain recorded by STN for the year ended December 31, 2009 relates primarily to the period prior to STN's Chapter 11 petition date. For the years ended December 31, 2010 and 2009, derivative losses of $2.6 million and $80.8 million, respectively, were included in reorganization items on STN's statements of operations. The loss in 2009 was primarily due to the reversal of pre-petition nonperformance adjustments that were previously included in the carrying values of these swaps.
For the years ended December 31, 2010 and 2009, GVR Predecessor recognized derivative (losses) gains of $(50.6) million and $14.9 million, respectively, related to its floating-to-fixed interest rate swap. The loss recognized in 2010 relates primarily to the adjustment of the swap's carrying value to its termination settlement amount as a result of early termination by the counterparty.
Gain on Early Retirement of Debt.    In January 2009, a wholly owned subsidiary of STN purchased $40.0 million in aggregate principal amount of STN's outstanding $700 million 67/8% Senior Subordinated Notes and $8.0 million in aggregate principal amount of STN's outstanding $450 million 61/2% Senior Subordinated Notes for approximately $1.5 million plus approximately $1.4 million in accrued interest. As a result, STN recorded a gain on early retirement of debt of approximately $40.3 million during the year ended December 31, 2009, representing the difference between the reacquisition price and the net carrying amount of the extinguished debt based on the face amount of the associated debt adjusted for the related unamortized discount and debt issuance costs.
Reorganization Items, net. Reorganization items, net represent amounts incurred as a direct result of the Chapter 11 Cases, primarily realized gains and losses, professional fees and expenses, and similar items that can be directly associated with the reorganization and restructuring of the business, including fresh-start adjustments, debt discharge and other effects of the Plans.
Income Taxes. Station is organized as a limited liability company and is not subject to federal income tax. As a result of the Restructuring Transactions, STN derecognized its deferred tax assets and liabilities and recognized an income tax benefit of $107.9 million for the period from January 1 through June 16, 2011. For the years ended December 31, 2010 and 2009, STN recorded income tax benefits of $22.0 million and $289.9 million, respectively. GVR Predecessor was organized as a limited liability company and was not subject to federal income tax during the Predecessor periods.
Liquidity and Capital Resources
The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, the risks described in Item 1A—Risk Factors.
Year Ended December 31, 2011
On the Effective Date, we borrowed approximately $2.5 billion under new or amended credit agreements in connection with the Restructuring Transactions. The details of these credit agreements are described under “Description of Certain Indebtedness and Capital Stock” below.
At December 31, 2011, we had $95.8 million in cash and cash equivalents, which is primarily used for the day-to-day operations of our properties. The Company's restricted cash at December 31, 2011 was $2.0 million, as compared to restricted cash of the Combined Predecessors at December 31, 2010 of $279.9 million. The $277.9 million decrease was primarily due to use of restricted cash in consummating the Restructuring Transactions, and the restricted cash balance at December 31, 2011 primarily represents cash placed in escrow for the payment of the remaining outstanding restructuring liabilities.
During the year ended December 31, 2011, Combined Successor and Predecessors' cash flows used in operating activities totaled $2.7 billion, compared to cash flows provided by operating activities of the Combined Predecessors of $25.7 million for the year ended December 31, 2010. The increase in cash used in operating activities is primarily related to the Restructuring Transactions.
During the year ended December 31, 2011, MPM received approximately $38.2 million from Gun Lake Casino representing repayment of its note receivable and related accrued interest. Of this amount, approximately $11.2 million was paid to MPM's non-controlling members and investors, and the remaining $27.0 million was retained by the Company.

During the year ended December 31, 2011, total capital expenditures for the Combined Successor and Predecessors were $43.5 million for maintenance capital and other projects, as compared to Combined Predecessors' capital expenditures of $37.1 million for the year ended December 31, 2010. We classify items as maintenance capital to differentiate replacement type capital expenditures such as new slot machines from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age.
In addition to capital expenditures, during the year ended December 31, 2011, the Combined Successor and Predecessors paid $7.1 million in reimbursable advances for Native American development projects compared to $16.0 million paid by STN Predecessor in the prior year. The decrease in expenditures for Native American development costs is primarily a result of the completion of the Gun Lake project in February 2011. During the year ended December 31, 2011, Station and STN Predecessor' combined net equity distributions received from joint venture investees totaled $2.9 million.
During the Successor period June 17, 2011 through December 31, 2011, we paid $85.8 million in principal payments on our long-term debt under our Credit Agreements , including principal payments of $23.2 million, $48.3 million, and $13.6 million, respectively, on borrowings under the Propco, Opco, and GVR Credit Agreements, which are more fully described in the section entitled Description of Certain Indebtedness. During the period January 1, 2011 through June 16, 2011, STN paid $1.5 million in principal payments on its debt, including $0.6 million in quarterly payments on its term loan and $0.9 million for other debt.
At December 31, 2011, we had borrowing availability of $38.0 million under the Propco Credit Agreement, $17.9 million under the Opco Credit Agreement, and $5.8 million under the GVR Credit Agreements.
Year Ended December 31, 2010
The persistence of weak economic conditions in the United States and particularly in Las Vegas, including depressed real estate values, significant unemployment and low consumer confidence levels adversely affected the Predecessors' net revenues and gross margin during 2010.
During the year ended December 31, 2010, combined cash provided by operating activities was approximately $25.7 million, as compared to cash used in operating activities of $134.6 million for the year ended December 31, 2009. The $160.4 million improvement in cash flows from operations resulted primarily from a decrease of $42.0 million in additions to restricted cash and a decrease of $141.9 million in cash paid for interest, partially offset by an increase of $23.0 million in cash used for reorganization items and a net increase of $0.6 million in other operating uses of cash.
During the year ended December 31, 2010, the Predecessors' restricted cash increased by $104.0 million due primarily to restrictions placed on STN Predecessor's cash by the lenders of its CMBS loans and the Bankruptcy Court, partially offset by restricted cash released in connection with the DIP financing. The decrease in cash paid for interest during 2010 was primarily due to the previously discussed cessation of interest payments on certain portions of STN Predecessor's debt.
At December 31, 2010, the Predecessors had $206.0 million in cash and cash equivalents, of which approximately $96.0 million was in casino cages to be used for the day-to-day operations of the properties and the remaining $110.0 million was available to be used for general corporate purposes.
In connection with the filing of the Chapter 11 Case, on July 31, 2009, STN entered into an unsecured, subordinated administrative priority DIP Credit Agreement among STN, as borrower, Vista Holdings, LLC, a non-debtor subsidiary of STN (“Vista Holdings”), as administrative agent and lender, and the lenders party thereto, that provided for a $185.0 million revolving credit facility at an interest rate of LIBOR plus 2.5%. The proceeds of the loans incurred under the DIP Credit Agreement were used for working capital and other general corporate purposes of STN and its subsidiaries during the pendency of the Chapter 11 Case. At December 31, 2010, $172.0 million in advances were outstanding under the DIP Credit Agreement.
Also, in connection with the filing of the Chapter 11 Case, on July 31, 2009, Past Enterprises, Inc., a non-debtor subsidiary of STN (“Past Enterprises”), provided to STN an unlimited revolving credit facility (the “Past Revolving Loan”) at an interest rate of 2.78% per annum, the proceeds of which were to be used for working capital and other general corporate purposes of STN and its subsidiaries. At December 31, 2010, the outstanding balance due under the Past Revolving Loan totaled $289.3 million.
In July 2010, Gun Lake completed a $165 million third-party construction financing facility (“Gun Lake Financing”),

which STN Predecessor assisted them in obtaining in connection with the Gun Lake Development Agreement, and paid approximately $42.8 million to MPM representing a partial repayment of project advances. Of the $42.8 million, SC Michigan received a partial repayment of $39.3 million on its advances to MPM and used all of these funds to purchase funded debtor-in-possession loans made to STN Predecessor by Past Enterprises (the “SC Michigan Revolving Loan”). At December 31, 2010, the outstanding balance due under the SC Michigan Revolving Loan totaled $39.3 million.
During the year ended December 31, 2010, total the Predecessors' combined capital expenditures were approximately $37.1 million for maintenance capital expenditures and various other projects. Capital expenditures during 2010 were $36.3 million lower than the prior year period, primarily due to reduced capital spending in response to current market conditions.
In addition to capital expenditures, during the year ended December 31, 2010, STN Predecessor paid approximately $16.0 million in reimbursable advances for its Native American development projects (see “Native American Development”), and received cash distributions from its joint venture investees, net of equity contributions paid, totaling $2.6 million.
During the year ended December 31, 2010, the Predecessors paid $3.3 million in principal payments on their debt, including $2.5 million in quarterly payments on STN's term loan and $0.8 million on other debt.
Year Ending December 31, 2012
Our primary cash requirements for 2012 are expected to include (i) principal and interest payments on indebtedness, (ii) approximately $75 million for maintenance and other capital expenditures, and (iii) payments related to our existing and potential Native American projects. Our required interest payments for 2012 are expected to total approximately $115.0 million. Our cash flow may be affected by a variety of factors, many of which are outside our control, including regulatory issues, competition, financial markets and other general business conditions. Although we believe that cash flows from operations, available borrowings under our credit agreements and existing cash balances will be adequate to satisfy our anticipated uses of capital for the foreseeable future, and we are continually evaluating our liquidity position and our financing needs. We cannot provide assurance, however, that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.
Off-Balance Sheet Arrangements and Contractual Obligations
As of December 31, 2011, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, including operating leases, employment contracts, long-term stay-on performance agreements and slot conversion purchase obligations.
The following table summarizes our contractual obligations and commitments (amounts in thousands):

	Contractual obligations
	Long-term debt and interest rate swaps (a)	Operating leases	Other long-term obligations (b)	Total contractual cash obligations
Payments due in the next twelve months as of December 31,
2012	$131,362	$8,291	$15,844	$155,497
2013	130,338	8,213	257	138,808
2014	131,931	8,232	40	140,203
2015	133,742	8,270	—	142,012
2016	2,460,586	8,308	—	2,468,894
Thereafter	41,900	409,933	—	451,833
Total	$3,029,859	$451,247	$16,141	$3,497,247
____________________________________

(a)
Includes principal and contractual interest on long-term debt and projected cash payments on interest rate swaps based on interest rates in effect at December 31, 2011, except for contractual interest payments related to the Senior Notes, which are based on the interest rate in effect at January 3, 2012. See Notes 15 and 16 to the consolidated financial statements in this Annual Report on Form 10-K for additional information related to long-term debt and derivative instruments.

(b)	Other long-term obligations include employment contracts, long-term stay-on agreements and slot conversion purchase obligations.
Inflation
We do not believe that inflation has had a significant impact on our or Predecessors' revenues, results of operations or cash flows in the last three fiscal years.
Native American Development
Following is a summary of our Native American Development Projects, which are more fully described in Note 10 in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
The Federated Indians of Graton Rancheria
We have development and management agreements with the FIGR, a federally recognized Native American tribe. Pursuant to those agreements, we have agreed to assist the FIGR in developing, financing and operating a gaming and entertainment project to be located near the City of Rohnert Park in Sonoma County, California.
The management agreement has a term of seven years from the date of opening of the project and Station will receive a management fee equal to 24% of the facility's net income in years one through four and 27% of the facility's net income in years five through seven. Station will also receive a development fee equal to 2% of the cost of the project upon the opening of the project. The NIGC has approved the management agreement for Class II gaming at the planned facility. Class II gaming includes games of chance such as bingo, pull-tabs, tip jars and punch boards (and electronic or computer-aided versions of such games), and non-banked card games. The FIGR and Station may also pursue approval of Class III gaming, which would permit casino-style gaming, at the planned facility. Class III gaming would require an approved compact with the State of California and approval by the NIGC of a modification to the existing management agreement, or a new management agreement, permitting Class III gaming.
During 2010, the BIA accepted approximately 254 acres of land owned by Station into trust on behalf of the FIGR for the development of the project by Station and the FIGR.
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
We have evaluated the likelihood that the FIGR project will be successfully completed and opened, and have concluded that at December 31, 2011, the likelihood of successful completion is in the range of 80% to 90%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including the status of required regulatory approvals, and the progress being made toward the achievement of all milestones and the likelihood of successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that such changes will not be material. In addition, there can be no assurance that we will recover all of our investment in the project even if it is successfully completed and opened for business.
North Fork Rancheria of Mono Indian Tribe
We have development and management agreements with the Mono, a federally recognized Native American tribe located near Fresno, California, pursuant to which we have agreed to assist the Mono in developing, financing and operating a gaming and entertainment facility to be located in Madera County, California. The management agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income.
In 2008, the Mono and the State of California entered into a tribal-state Class III gaming compact. The compact is subject to approval by the California Legislature and, if approved, will regulate gaming at the Mono's proposed gaming and entertainment project to be developed on the site. No assurances can be provided as to whether the California Legislature will approve the compact.
On August 6, 2010, the BIA published notice in the Federal Register that the environmental impact statement for the Mono's casino and resort project had been finalized and is available for review. On September 1, 2011, the Assistant Secretary of the Interior for Indian Affairs issued his determination that gaming on the proposed site would be in the best interest of the Mono and would not be detrimental to the surrounding community. In order for the proposed site to be taken into trust by the DOI for the benefit of the Mono, the Governor of California must concur in the Assistant Secretary's determination. In the event the Governor concurs, the Assistant Secretary will proceed with a final decision on having the land taken into trust for gaming purposes. Notice of the trust decision would be published in the Federal Register together with the record of decision finalizing the environmental review process. Notwithstanding the Secretary's decision, opponents of the project may still seek to exercise their legal remedies to delay or stop the project.
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
We have evaluated the likelihood that the Mono project will be successfully completed and opened, and have concluded that at December 31, 2011, the likelihood of successful completion is in the range of 60% to 70%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that we will recover all of our investment in the project even if it is successfully completed and opened for business.
Mechoopda Indian Tribe
We have development and management agreements with the MITCR, a federally recognized Native American tribe. Pursuant to those agreements, we agreed to assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California.
Under the terms of the development agreement, Predecessor agreed to arrange the financing for the ongoing development costs and construction of the facility. Through December 31, 2011, advances to the MITCR toward development of the project totaled approximately $12.3 million, primarily to complete the environmental assessment and secure real estate for the project. The advances to the MITCR bear interest at prime plus 2%, and are to be repaid from the proceeds of third-party project financing or from the MITCR's gaming revenues. In addition, STN agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. Through December 31, 2011, $50,000 of these payments had been made by STN and were expensed as incurred. Given the ongoing recession and thus the revised expected potential of the project, the long-term asset associated with this project was written off by STN in 2009. Prior to the Effective Date, STN discontinued funding for the development of the facility and we anticipate terminating the agreements.
Land Held for Development
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

As of December 31, 2011, we had $227.9 million of land held for development consisting primarily of 11 sites that are owned or leased, including sites in the Las Vegas valley, northern California and Reno, Nevada.
As previously described under the caption "Asset Impairments", we recognized an impairment charge of $2.1 million during the Successor period June 17, 2011 through December 31, 2011 to write down the carrying value of a parcel of land held for development in California to its estimated fair value of $0.8 million. We expect to sell this parcel of land in the second quarter of 2012.
Regulation and Taxes
We are subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future, including the NIGC and the Gun Lake Tribal Gaming Commission.
The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada Legislature meets every two years for 120 days and when special sessions are called by the Governor. The legislature is not currently in session. There were no specific proposals during the most recent legislative session to increase gaming taxes, however there are no assurances that an increase in gaming taxes will not be proposed and passed by the Nevada Legislature in the future.
In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food and non-alcoholic beverages purchased for use in complimentary meals provided to employees and patrons is not subject to Nevada use tax. In April 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision, and in July 2008, the Nevada Supreme Court denied the Department of Taxation's motion for rehearing. We have filed refunds for the periods from April 2000 through February 2008. The amount subject to these refunds is approximately $15.6 million plus interest. Any amount refunded to us would be reduced by a contingent fee owed to a third party advisory firm. The Department of Taxation has subsequently taken the position that these purchases are subject to Nevada sales tax. Accordingly, we have not recorded a receivable related to a refund for the previously paid use tax on these purchases in the accompanying consolidated balance sheets as of December 31, 2011 and 2010, respectively. However, we began claiming this exemption on sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision. The Department of Taxation has issued a $10.0 million sales tax assessment, plus interest of $8.1 million, related to these food costs. We have not accrued a liability related to this assessment because we do not believe the Department of Taxation's position has any merit, and therefore we do not believe it is probable that we will owe this tax. Recently, the Nevada Department of Taxation has asserted that gaming companies should pay sales tax on customer complimentary meals and employee meals on a prospective basis. This position stems from a recent Nevada Tax Commission decision concerning another gaming company which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. The other gaming company filed in Clark County District Court a petition for judicial review of the Nevada Tax Commission decision. The Company is currently evaluating whether or not to accrue tax prospectively as it disagrees with the position asserted by the Nevada Department of Taxation.
We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law, regulations or compact provisions. Such changes, if adopted, could have a material adverse effect on our operating results.
Description of Certain Indebtedness and Capital Stock
Effective June 17, 2011, the Company and its subsidiaries entered into:

•
A new credit agreement (the “Propco Credit Agreement”) with Deutsche Bank AG Cayman Islands Branch, as administrative agent, the other lender parties thereto (collectively, the “Mortgage Lenders”), consisting of a term loan facility in the principal amount of $1.575 billion (the "Propco Term Loan") and a revolving credit facility in the amount of $125 million (the "Propco Revolver"). On January 3, 2012 an aggregate principal amount of $625 million in term loans outstanding under the Propco Credit Agreement was exchanged for Senior Notes. Immediately following the exchange, an aggregate of $941 million in term loans remained outstanding under the Propco Credit Agreement.

•
A new credit agreement (the “Opco Credit Agreement”) with Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the other lender parties there to, consisting of approximately $436 million in aggregate principal amount of term loans and a revolving credit facility in the amount of $25 million; and

•
An amended and restated credit agreement (the “Restructured Land Loan”) with the Deutsche Bank AG Cayman Islands Branch and JPMorgan Chase Bank, N.A. as initial lenders (the “Land Loan Lenders”), consisting of a term loan facility with a principal amount of $105 million; and

•
A new first lien credit agreement with Jefferies Finance LLC and Goldman Sachs Lending Partners LLC, as initial lenders (collectively, the “GVR Lenders”), consisting of a revolving credit facility in the amount of $10 million (the “GVR First Lien Revolver”) and a term loan facility in the amount of $215 million (the “GVR First Lien Term Loan and together with the GVR First Lien Revolver, the “GVR First Lien Credit Agreement”), and a new second lien credit agreement with the GVR Lenders with a term loan facility in the amount of $90 million (the “GVR Second Lien Term Loan” and together with the GVR First Lien Credit Agreement, the “GVR Credit Agreements”).

The Propco Credit Agreement, the Opco Credit Agreement, the Restructured Land Loan, and the GVR Credit Agreements are referred to herein as the “Credit Agreements”. The Credit Agreements contain a number of covenants that impose significant operating and financial restrictions on the Company, including restrictions on the Company and its subsidiaries' ability to, among other things: (a) incur additional debt or issue certain preferred units; (b) pay dividends on or make certain redemptions, repurchases or distributions in respect of the Company's membership interests or make other restricted payments; (c) make certain investments; (d) sell certain assets; (e) create liens on certain assets; (f) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and (g) enter into certain transactions with its affiliates. In addition, the Credit Agreements contain certain financial covenants, including minimum interest coverage ratio, total leverage ratio and maximum capital expenditures.
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
Propco Credit Agreement
As of the Effective Date, the Company, as borrower, entered into the Propco Term Loan and the Propco Revolver. The Propco Term Loan originally had three tranches: Tranche B-1 in the principal amount of $200 million, Tranche B-2 in the principal amount of $750 million and Tranche B-3 in the principal amount of $625 million. The initial maturity date of the loans made under the Propco Credit Agreement is on the fifth anniversary of the Effective Date but may be extended for two additional one-year periods, subject to the absence of defaults, accuracy of representations and warranties, payment of an extension fee equal to 1.00% of the outstanding principal amount of the term loans, plus the revolving credit commitments, for each extension, and pro forma compliance with total leverage and interest coverage ratios. Effective January 3, 2012, the lenders elected (a) to fix the interest rate on the Tranche B-3 loan, and (b) to exchange all of such fixed rate Tranche B-3 loans for senior unsecured notes in a form suitable for resale under Rule 144A of the Securities Act of 1933, as amended (the "Senior Notes"). See Senior Notes below for additional information.

Interest accrues on the principal balance of the outstanding amounts under the Tranche B-1 loans at the rate per annum, as selected by the Company, of not more than LIBOR plus 3.00% or base rate plus 2.00% for the first three years of the term; LIBOR plus 3.50% or base rate plus 2.50% for the fourth and fifth year; LIBOR plus 4.50% or base rate plus 3.50% in the sixth year if the Company elects to exercise the first optional extension of the maturity of the loans; and LIBOR plus 5.50% or base rate plus 4.50% for the seventh year if the Company elects to exercise the second optional extension of the maturity of the loans. The base rate is subject to a floor equal to one-month LIBOR plus 1.00%. Interest accrues on the Tranche B-2 loan at a rate per annum, as selected by the Company of not more than LIBOR plus 4.00% or base rate plus 3.00%. Interest accrues on the principal balance of the outstanding amounts under the Propco Revolver at the rate per annum, as selected by the Company, of not more than LIBOR plus 3.00% or base rate plus 2.00%. Additionally, the Company is subject to a fee of 0.50% for the unfunded portion of the Propco Revolver.

The Company is required to hedge 50% of the outstanding principal balance of the term loans for a period of no less than three years from the date of entry into the applicable swap. Pursuant to this requirement, the Company entered into a floating-to-fixed interest rate swap with a notional amount of $850 million (such notional amount reducing over the life of the arrangement), terminating July 1, 2015, which effectively converts a portion of its floating-rate debt to a fixed rate. Under the terms of the interest rate swap, the Company pays a fixed rate of approximately 1.29% and receives one-month LIBOR.

The Propco Credit Agreement contains certain financial and other covenants, including a total leverage ratio and a minimum interest coverage ratio in each case with testing beginning with the fiscal quarter ending December 31, 2012. The Propco Credit Agreement also limits capital expenditures. The Company is in compliance with all Propco Credit Agreement covenants as of December 31, 2011. The Company is not required to make principal payments prior to maturity of the Propco Credit Agreement other than (a) quarterly payments of an amount equal to 0.25% of the aggregate principal amount of the Tranche B-1 and Tranche B-2 loans outstanding on the Effective Date, (b) prepayments of the Tranche B-1 loans (and Tranche B-2 loans after Tranche B-1 has been paid in full) of 75% of excess cash flow, net of a credit for payments made pursuant to (a) above, if the total leverage ratio is equal to or greater than 6.00:1.00, 50% of excess cash flow if the total leverage ratio is less than 6.00:1.00 but greater than or equal to 4.00:1.00, or 25% if the total leverage ratio is less than 4.00:1.00; (c) prepayments with proceeds of certain asset sales, events of loss, incurrence of debt and equity issuances, and (d) prepayments of the Propco Revolver of unrestricted cash in excess of $15 million (which do not permanently reduce the revolving loan commitment) .
The Propco Credit Agreement is guaranteed by all subsidiaries of the Company except its unrestricted subsidiaries. The Propco Credit Agreement is secured by a pledge of the Company's equity (including equity held by Station Holdco and Station Voteco in the Company), together with all tangible and intangible assets of the Company and its restricted subsidiaries, including a pledge by the Company of the stock of NP Opco Holdings LLC, GVR Holdco 3 LLC, and NP Landco Holdco LLC.
Senior Notes
Effective January 3, 2012, the Mortgage Lenders elected (a) to fix the interest rate on the Tranche B-3 loan, and (b) to exchange all of such fixed rate Tranche B-3 loan for the Senior Notes. Interest accrues on the Senior Notes at an initial annual rate of 3.65%, increasing to 3.66% on June 16, 2012, 3.67% on June 16, 2013, 4.87% on June 16, 2014, 7.2% on June 16, 2016 and 9.54% on June 16, 2017. To the extent the Company has not repaid the Senior Notes, it will be required to pay a duration fee equal to 1% of the then outstanding aggregate principal amount of the Senior Notes on June 17, 2016 and June 19, 2017. The Senior Notes are guaranteed by the Company's restricted subsidiaries that are guarantors under the Propco Credit Agreement, which are the Company's subsidiaries that own Red Rock, Palace Station, Boulder Station and Sunset Station, and NP Development LLC and NP Losee Elkhorn Holdings LLC. The Senior Notes are redeemable at any time after December 31, 2012 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and the Company is required to offer to purchase the notes at 100% of the principal amount plus accrued interest thereon in the event of certain change of control transactions and with certain proceeds of asset sales.
The indenture governing the Senior Notes contains certain financial and other covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to make restricted payments or investments, incur additional indebtedness or issue disqualified stock, create subordinated indebtedness that is not subordinated to the Senior Notes or the guarantees, create liens, transfer and sell assets, merge, consolidate or dispose of substantially all of their assets, enter into certain transactions with affiliates, engage in lines of business other than their core business and related businesses, and create restrictions on dividends and other payments by the restricted subsidiaries.
Opco Credit Agreement
As of the Effective Date, a subsidiary of the Company, NP Opco LLC (“Opco”), as borrower, entered into the Opco Credit Agreement consisting of (a) a term loan facility in the principal amount of approximately $435.7 million (the “Opco Term Loan”), and (b) a revolving credit facility in the maximum amount of $25 million, the availability of which is subject to standard continuing conditions (the “Opco Revolver”). Opco has the option, after the first anniversary of the Effective Date, to solicit lending commitments to increase the amount of the Opco Revolver by up to an additional $25 million. The initial maturity date is the fifth anniversary of the Effective Date but may be extended for two additional one-year periods, subject to the absence of defaults, accuracy of representations and warranties, payment of a 1% extension fee for each extension, and pro forma compliance with total leverage and interest coverage ratios. Interest accrues on the principal balance of loans at the rate per annum, as selected by Opco, of not more than LIBOR plus 3.00% or base rate plus 2.00% for the first three years of the term; LIBOR plus 3.50% or base rate plus 2.50% for the fourth and fifth year; LIBOR plus 4.50% or base rate plus 3.50% for the sixth year if Opco elects to exercise the first optional extension of the maturity of the loans; and LIBOR plus 5.50% or base rate plus 4.50% for the seventh year if Opco elects to exercise the second optional extension of the maturity of the loans. The base rate is subject to a floor equal to one-month LIBOR plus 1.00%. Additionally, Opco is subject to a fee of 0.50% for the unfunded portion of the Opco Revolver. Opco is required to hedge 50% of the outstanding principal balance of its term loan for a period no less than three years from the date of entry into the applicable swap. Pursuant to this requirement, Opco entered into a floating-to-fixed interest rate swap with a notional amount of $260.5 million (such notional amount reducing over the life of the arrangement), terminating July 1, 2015, which effectively converts a portion of its floating-rate debt to a fixed rate.

Under the terms of the interest rate swap, Opco pays a fixed rate of approximately 1.34% and receives one-month LIBOR.
The Opco Credit Agreement contains certain financial and other covenants. These include a maximum total leverage ratio and a minimum interest coverage ratio, which covenants commence on the earlier of 18 months after the Effective Date or the date on which aggregate investments by Opco deemed to have been made due to the designation of restricted subsidiaries as unrestricted subsidiaries exceed $10 million. The Opco Credit Agreement also limits capital expenditures. The Company is in compliance with all Opco Credit Agreement covenants as of December 31, 2011. Opco is not required to make principal payments prior to the maturity of the Opco Credit Agreement other than (a) quarterly payments of $663,768 for application to the Opco Term Loans, (b) commencing with the fiscal year ended December 31, 2011, annual prepayments of 75% of excess cash flow, net of a credit for payments made pursuant to (a) above, if the total leverage ratio is equal to or greater than 3.50:1.00, 50% of excess cash flow if the total leverage ratio is less than 3.50:1.00 but greater than or equal to 2.50:1.00, or 25% if the total leverage ratio is less than 2.50:1.00; (c) prepayments with proceeds of certain asset sales, reimbursements of investments, events of loss, incurrence of debt and equity issuances; and (d) prepayments of the Opco Revolver of unrestricted cash in excess of $7.5 million (which do not permanently reduce the revolving loan commitment).
The Opco Credit Agreement is guaranteed by NP Opco Holdings LLC (“Opco Holdings”) and all subsidiaries of Opco except unrestricted subsidiaries. The Opco Credit Agreement is secured by a pledge of Opco equity, together with all tangible and intangible assets of Opco Holdings, Opco and its subsidiaries (other than property of unrestricted subsidiaries and subject to limitations required by applicable gaming laws).
Restructured Land Loan
As of the Effective Date, an indirect wholly owned subsidiary of the Company, CV PropCo, LLC (“CV Propco”), as borrower, entered into the Restructured Land Loan in the principal amount of $105 million. The initial maturity date of the Restructured Land Loan is June 16, 2016. Interest accrues on the principal balance at the rate per annum, at the option of the Company of LIBOR plus 3.50% or base rate plus 2.50% for the first five years; LIBOR plus 4.50% or base rate plus 3.50% for the sixth year if CV Propco elects to exercise the first optional extension of the maturity of the loans; and LIBOR plus 5.50% or base rate plus 4.50% in the seventh year if CV Propco elects to exercise the second optional extension of the maturity of the loans. All interest on the Restructured Land Loan will be paid in kind for the first five years. CV Propco has two options to extend the maturity date for an additional year to be available subject to absence of default, payment of up to 1.00% extension fee for each year, a step-up in interest rate to not more than LIBOR plus 4.50% or base rate plus 3.50% in the sixth year and not more than LIBOR plus 5.50% or base rate plus 4.50% in the seventh year. Interest accruing in the sixth and seventh years shall be paid in cash. There is no scheduled minimum amortization prior to final stated maturity, but the Restructured Land Loan is subject to mandatory prepayments with excess cash and, subject to certain exceptions, with casualty or condemnation proceeds. The Restructured Land Loan is guaranteed by NP Tropicana LLC (an indirect subsidiary of the Company), NP Landco Holdco LLC (a subsidiary of the Company and parent of CV PropCo and NP Tropicana LLC) and all subsidiaries of CV Propco and secured by a pledge of CV Propco and NP Tropicana LLC equity and all tangible and intangible assets of NP Tropicana LLC, NP Landco Holdco LLC and CV Propco and its subsidiaries, principally consisting of land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding the Wild Wild West Gambling Hall and Hotel (“Wild Wild West”), and the leasehold interest in the land on which the Wild Wild West is located. The land carry costs of CV Propco are supported by the Company under a limited support agreement and recourse guaranty (the “Limited Support Agreement”) that provides for a guarantee from the Company to the Land Loan Lenders of: (a) the net operating costs of CV Propco and NP Tropicana LLC, including (i) timely payment of all capital expenditures, taxes, insurance premiums, other land carry costs and indebtedness (excluding debt service for the Restructured Land Loan) payable by CV Propco and (ii) rent, capital expenditures, taxes, management fees, franchise fees, maintenance, operations and ownership payable by NP Tropicana LLC; and (b) certain recourse liabilities of CV Propco and NP Tropicana LLC under the Restructured Land Loan, including, without limitation, payment and performance of the Restructured Land Loan in the event any of CV Propco, NP Landco Holdco LLC or NP Tropicana LLC files or acquiesces in the filing of a bankruptcy petition or similar legal proceeding. As part of the consideration for the Land Loan Lenders' agreement to enter into the Restructured Land Loan, CV Propco and NP Tropicana LLC issued warrants to the Land Loan Lenders (or their designees) for up to 60% of the outstanding equity interests of each of CV Propco and NP Tropicana LLC exercisable for a nominal exercise price commencing on the earlier of (i) the date that the Restructured Land Loan is repaid, (ii) the date CV Propco sells any land to a third party, and (iii) the fifth anniversary of the Restructured Land Loan.
GVR Credit Agreements
As of the Effective Date, Station GVR Acquisition, LLC, as borrower (“GVR Borrower”), entered into the GVR First Lien Credit Agreement which consists of a $10 million revolving credit facility (the “GVR Revolver”) and a $215 million term loan (the “GVR First Lien Term Loan” and together with the GVR Revolver, the “GVR First Lien Loan”) and the GVR Second

Lien Credit Agreement consisting of a $90 million term loan (the “GVR Second Lien Loan” and together with the GVR First Lien Loan, the “GVR Loans”). The maturity date of the GVR First Lien Loan is the fifth anniversary of the Effective Date and the maturity date of the GVR Second Lien Loan is the sixth anniversary of the Effective Date. The GVR First Lien Term Loan has scheduled quarterly minimum amortization payments in the amount of 1% per annum. There are no scheduled minimum amortization payments of the second lien term loan prior to final stated maturity. The GVR Loans are subject to customary mandatory prepayments, including sale of equity or issuance of debt and commencing with the fiscal year ended December 31, 2011, annual prepayments of 75% of excess cash flow if the total leverage ratio is equal to or greater than 4.50:1.00, 50% of excess cash flow if the total leverage ratio is less than 4.50:1.00, in each case, to maintenance of minimum liquidity of $3 million. Interest accrues on the GVR First Lien Loan at the rate per annum, at the option of the Company of LIBOR plus 4.75% with a 1.50% LIBOR floor or base rate plus 3.75% with a 2.50% base rate floor and interest accrues on the GVR Second Lien Loan at the rate per annum, at the option of the Company of LIBOR plus 8.50% with a 1.50% LIBOR floor or a base rate plus 7.50% with a 2.50% base rate floor. The GVR Borrower is required to hedge 50% of the outstanding principal balance of its term loan for a period no less than two years from the date of entry into the applicable swap. Pursuant to this requirement, the GVR Borrower entered into a floating-to-fixed interest rate swap with a notional amount of $228.5 million (such notional amount reducing over the life of the arrangement), terminating July 1, 2015, which effectively converts a portion of its floating-rate debt to a fixed rate. Under the terms of the interest rate swap, the GVR Borrower pays a fixed rate of approximately 2.03% and receives one-month LIBOR, subject to a minimum of 1.50%.
The GVR Credit Agreements contain certain financial and other covenants including a maximum total leverage ratio and a fixed charge coverage ratio. The GVR Credit Agreements also limits capital expenditures. The GVR Loans are guaranteed by all subsidiaries of GVR Borrower and its immediate parent company, GVR Holdco 1 LLC (“GVR Holdco”) and is secured by first lien and second lien pledges of GVR Borrower equity, together with first and second priority liens on all tangible and intangible assets of GVR Holdco and its subsidiaries that may be pledged as collateral pursuant to applicable law. At December 31, 2011, the GVR Borrower is in compliance with all covenants related to the GVR Credit Agreements.
Capital Stock
The Company has two classes of membership interests: (1) Voting Units and (2) Non-Voting Units. On the Effective Date, 100 Voting Units were issued to Station Voteco representing 100% of the Company's outstanding Voting Units and 100 Non-Voting Units were issued to Station Holdco representing 100% of the Company's outstanding Non-Voting Units. Station Voteco is the only member of the Company entitled to vote on any matters to be voted on by the members of the Company. Station Holdco, as the holder of the Company's issued and outstanding Non-Voting Units, will not be entitled to vote on any matters to be voted on by the members of the Company, but will be the only member of the Company entitled to receive distributions as determined by its Board of Managers out of funds legally available therefor and in the event of liquidation, dissolution or winding up of the Company, is entitled to all of the Company's assets remaining after payment of liabilities.
Derivative Instruments
We have entered into various interest rate swaps to manage our exposure to interest rate risk. At December 31, 2011 we have three floating-to-fixed interest rate swaps with notional amounts totaling $1.3 billion which mature in 2015. These interest rate swaps effectively convert a portion of our variable-rate debt to a fixed rate, and we have designated them as cash flow hedging instruments for accounting purposes. As of December 31, 2011, we paid a weighted-average fixed interest rate of 1.60% and received a weighted-average variable interest rate of 0.48%.
The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. For the period June 17, 2011 through December 31, 2011, the swaps increased our interest expense by $5.5 million.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and require management to apply significant judgment in determining the estimates and assumptions for calculating estimates. The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain of our accounting policies, including the determination of slot club program liability, the estimated useful lives assigned to assets, asset impairment, self-insurance reserves, bad debt expense and derivative instruments, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our estimates on historical experience, information that is currently available to us and various other assumptions that we believe are reasonable under the circumstances, and we evaluate our estimates on an ongoing basis. Actual results may differ from these estimates. We believe the critical accounting policies described below affect the most significant judgments and estimates used in the preparation of our consolidated financial statements. Additional detail about our critical accounting policies, as well as information about our other significant accounting policies, is included in Note 2 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Long-Lived Assets
Our business is capital intensive and a significant portion of our capital is invested in property and equipment and other long-lived assets. We review long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate and if the asset is considered to be impaired, we recognize impairment equal to the amount by which the carrying value of the asset exceeds its fair value. Our long-lived asset impairment tests are performed at the reporting unit level, and each of our operating properties is considered a separate reporting unit.
Inherent in the calculation of fair values are various estimates. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future accounting periods. Estimates of cash flows are based on the current regulatory, political and economic climates in the areas where we operate, recent operating information and budgets of our properties. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.
Property and Equipment. Property and equipment is initially recorded at cost, other than fresh-start adjustments which are recorded at fair value. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Construction in progress is related to the construction or development of property and equipment that have not yet been placed in service for their intended use. Depreciation and amortization for property and equipment commences when the asset is placed in service.
We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. We classify items as maintenance capital to differentiate replacement type capital expenditures such as a new slot machine from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of its properties and equipment as a result of use and age. Our depreciation expense is highly dependent on the assumptions we make about our assets' estimated useful lives. We estimate useful lives based on our experience with similar assets, engineering studies and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.
Goodwill. We test our goodwill for impairment annually during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that our goodwill may be impaired. If impairment exists, we recognize impairment based on the difference between the carrying amount of a reporting unit's goodwill and its implied fair value. No impairment was recognized as a result of our goodwill impairment testing during the fourth quarter of 2011.
Indefinite-Lived Intangible Assets. Our indefinite-lived intangible assets include brands and certain license rights. The fair value of brands is estimated using a derivation of the income approach to valuation, based on estimated royalties saved through ownership of the assets, utilizing market indications of fair value. We test our indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances make it more likely than not that an impairment may have occurred. Indefinite-lived intangible assets are not amortized unless it is determined that their useful life is no longer indefinite. We periodically review our indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If an indefinite-lived intangible asset no longer has an indefinite life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.
Finite-Lived Intangible Assets. Our finite-lived intangible assets include assets related to our customer relationships and management contracts. We amortize our finite-lived intangible assets over their estimated useful lives using the straight-line method. We periodically evaluate the remaining useful lives of our finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. The customer relationship intangible asset represents the value associated with our rated casino guests. The initial fair value of the customer relationship intangible asset was estimated based on the projected net cash flows associated with these casino guests. The recoverability of our customer relationship intangible asset could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, declines in customer spending which would impact the expected future cash flows associated with the rated casino guests, declines in the number of visitations which could impact the expected attrition rate of the rated casino guests, and erosion of operating margins associated with rated casino guests. Should events or changes in circumstances cause the carrying value of the customer relationship intangible asset to exceed its estimated fair value, we would record an impairment charge in the amount of the excess.
Management contract intangible assets refer to the value associated with management agreements under which we provide management services to various casino properties, including the casinos operated by joint ventures in which we hold a 50% equity interest and certain Native American casinos which we have developed or are currently developing. The fair values of management contract intangible assets are estimated using discounted cash flow techniques based on future cash flows expected to be received in exchange for providing management services. We amortize our management contract intangible assets over their expected useful lives using the straight-line method, beginning when the property commences operations and management fees are being earned.
Native American Development Costs. We incur certain costs associated with development and management agreements entered into with Native American Tribes (the "Tribes"). In accordance with the accounting guidance in ASC Topic 970, Real Estate—General, costs for the acquisition and related development of the land and the casino facilities are capitalized as long-term assets until such time as the assets are transferred to the Tribe, at which time a long term receivable is recognized.
In accordance with the accounting guidance for capitalization of interest costs, we capitalize interest on Native American development projects once a "Notice of Intent" (or the equivalent) to transfer the land into trust has been issued by the DOI, signifying that activities are in progress to prepare the asset for its intended use.
We earn a return on the costs incurred for the acquisition and development of the projects. Due to the uncertainty surrounding the estimated cost to complete and the collectability of the stated return, we account for the return earned on Native American development costs using the cost recovery method described in ASC Topic 360-20, Real Estate Sales. Under the cost recovery method, recognition of the return is deferred until the gaming facility is complete and transferred to the Tribe and the resulting receivable has been repaid. Repayment of the advances and the return typically is funded from a refinancing by the Tribe, from the cash flows of the gaming facility, or both.
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
Slot Club Programs
Our Boarding Pass player rewards program (the "Program") allows customers to redeem points earned from their gaming activity at our Las Vegas area properties for cash and complimentary slot play, food, beverage, rooms, entertainment and merchandise. At the time points are redeemed for complimentaries under the Program, the retail value is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses.
Under the Programs, customers are able to accumulate points over time that they may redeem at their discretion under the terms of the Programs. We record a liability for the estimated cost of the outstanding points under the Program that we believe will ultimately be redeemed. The estimated cost of the outstanding points under the Program is calculated based on the total number of points earned but not yet achieving necessary redemption levels, converted to a redemption value times the average cost. The redemption value is estimated based on the average number of points needed to redeem for rewards. The average cost is the incremental direct departmental cost for which the points are anticipated to be redeemed. When calculating the average cost we use historical point redemption patterns to determine the redemption distribution between gaming, food, beverage, rooms, entertainment, merchandise and cash. Our accrued liability for the cost of anticipated Program redemptions was $9.0 million and $10.1 million at December 31, 2011 and 2010, respectively, which is reflected in the consolidated balance sheets.
Self-Insurance Reserves
We are currently self-insured up to certain stop loss amounts for workers' compensation and general liability costs. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not reported. At December 31, 2011 and 2010, total self-insurance accruals reflected in the consolidated balance sheets were $8.3 million and $4.8 million, respectively. In estimating these accruals, we evaluate historical loss experience and make judgments about the expected levels of costs per claim. We believe changes in medical costs, trends in claims of its employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in employee demographics, incident and claim type, evaluate our self-insurance accruals, and adjust our accruals based on our evaluation of these qualitative data points.
Derivative Instruments
From time to time we enter into derivative instruments, typically in the form of interest rate swaps, in order to manage interest rate risks associated with our debt. We account for our derivative instruments and hedging activities in accordance with ASC Topic 815, Derivatives and Hedging, which requires us to recognize our derivative instruments at fair value in our consolidated balance sheets as either assets or liabilities. The accounting for changes in fair value (i.e. gains or losses) of derivative instruments depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to qualify for hedge accounting. All of our derivative instruments qualify for and are designated in cash flow hedging relationships, which are intended to hedge our exposure to variability in expected future cash flows related to interest payments on our debt. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period, and such changes in fair value could have a significant impact on our consolidated financial statements. See Note 16 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information about our derivative and hedging activities and the related accounting.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term and short-term borrowings under our Credit Agreements, and by using interest rate swaps and similar instruments to hedge against the earnings effects of interest rate fluctuations. Borrowings under our Credit Agreements bear interest at a margin above LIBOR or Base Rate (each as defined in the Credit Agreements) as selected by us. The total amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time.
At December 31, 2011, $2.4 billion of the borrowings under our Credit Agreements, including the $625 million in Tranche B-3 term loans that were converted to Senior Notes at January 3, 2012, is based on LIBOR plus applicable margins of 1.80% to 8.50%, and the remainder is based on the Base Rate (as defined in the Credit Agreements) plus applicable margins of 2.00% to 3.25%. At December 31, 2011, the LIBOR rates underlying our LIBOR-based borrowings ranged from 0.29% to 0.57%, and the Base Rate ranged from 5.25% to 7.00%. The weighted-average interest rates for variable-rate debt shown in the following table are calculated using the rates in effect on our borrowings as of December 31, 2011. We cannot predict the LIBOR or Base Rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings as of December 31, 2011, after giving effect to the conversion of the Tranche B-3 term loan to Senior Notes at January 3, 2012, an assumed 1% change in variable interest rates would cause our annual interest cost to increase by approximately $4.8 million. The estimated fair value of our long-term debt at December 31, 2011 is $2.1 billion.
The following table shows information about future maturities of our long-term debt and the weighted-average stated interest rates at December 31, 2011 after giving effect to the exchange of the Tranche B-3 term loans for the Senior Notes on January 3, 2012 (dollars in thousands):

	Current Portion as of December 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Fixed-rate	$2,037	$2,278	$2,497	$2,657	$627,815	$33,871	$671,155
Weighted-average interest rate	4.38%	4.35%	4.33%	4.34%	3.65%	3.79%
Variable-rate	$14,343	$14,549	$14,305	$14,305	$1,760,973	$—	$1,818,475
Weighted-average interest rate	4.33%	4.37%	4.32%	4.32%	4.35%	—%
We are also exposed to interest rate risk related to our interest rate swap agreements which we use to hedge a portion of our variable-rate debt. As of December 31, 2011, we have three variable-to-fixed interest rate swaps which effectively hedge a portion of the interest rate risk on borrowings under our Credit Agreements. Our interest rate swaps are matched with specific debt obligations, are designated as cash flow hedges, and qualify for hedge accounting. We do not use derivative financial instruments for trading or speculative purposes. Interest differentials resulting from interest rate swap agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate movements also affect the fair value of these interest rate swaps, which is reflected in other long-term liabilities in our consolidated balance sheet. Fair value is estimated based upon current, and predictions of future interest rate levels along a yield curve, the remaining duration of the instruments, and other market conditions, therefore fair value is subject to significant estimation and a high degree of variability between periods. However, to the extent that the interest rate swaps are effective in hedging the designated risk, the changes in the fair value of these interest rate swaps are deferred in other comprehensive income on our consolidated balance sheet. Certain future events, including prepayment, refinancing or acceleration of the hedged debt, could cause all or a portion of these hedges to become ineffective, in which case the changes in the fair value of the ineffective portion of the interest rate swaps would be recognized in the statement of operations in the period of change. In addition, we are exposed to credit risk should our counterparties fail to perform under the terms of the interest rate swap agreements, however, we seek to minimize our exposure to this risk by entering into interest rate swap agreements with highly rated counterparties, and we do not believe we are exposed to significant credit risk as of December 31, 2011.
The following table provides information about our interest rate swaps at December 31, 2011 (amounts in thousands):

	Contractual Maturity Date Years Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Notional amount	$39,412	$48,858	$55,070	$1,170,697	$—	—	$1,314,037
Weighted-average interest rate payable (a)	1.43%	1.42%	1.42%	1.42%
Weighted-average variable interest rate receivable (b)	0.48%	0.48%	0.47%	0.47%
________________________________________

(a)	Based on actual fixed rates payable.

(b)	Based on actual variable rates receivable at December 31, 2011.
Additional information about our Credit Agreements, interest rate swap agreements and the Senior Note exchange that occurred on January 3, 2012 is included in “Description of Certain Indebtedness and Capital Stock”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	56

Consolidated Balance Sheets as of December 31, 2011 (Successor) and 2010 (Predecessors)	57

Consolidated Statements of Operations — Period from June 17, 2011 through December 31, 2011 (Successor), Period from January 1, 2011 through June 16, 2011, Years Ended December 31, 2010 and 2009 (Predecessors)	59

Consolidated Statements of Members' / Stockholders' Equity (Deficit) — Period from June 17, 2011 through December 31, 2011 (Successor), Period from January 1, 2011 through June 16, 2011, Years Ended December 31, 2010 and 2009 (Predecessors)	61

Consolidated Statements of Cash Flows — Period from June 17, 2011 through December 31, 2011 (Successor), Period from January 1, 2011 through June 16, 2011, Years Ended December 31, 2010 and 2009 (Predecessors)	63

Notes to Consolidated Financial Statements	66

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Members of Station Casinos LLC:

We have audited the accompanying consolidated balance sheets of Station Casinos LLC and subsidiaries (the “Company”) as of December 31, 2011 (Successor) and 2010 (Predecessor), and the related consolidated statements of operations, members' equity/stockholders' deficit/members' deficit, and cash flows for the period from June 17, 2011 to December 31, 2011 (Successor) and the period from January 1, 2011 to June 16, 2011 (Predecessor) and the years ended December 31, 2010 and 2009 (Predecessor).  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 (Successor) and 2010 (Predecessor), and the consolidated results of its operations and its cash flows for the period from June 17, 2011 to December 31, 2011 (Successor) and the period from January 1, 2011 to June 16, 2011 (Predecessor) and the years ended December 31, 2010 and 2009 (Predecessor), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on May 20, 2011, the United States Bankruptcy Court for the District of Nevada entered an order confirming the plan of reorganization, which became effective on June 17, 2011. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Note 3.

/s/ Ernst & Young, LLP

Las Vegas, Nevada
March 30, 2012

STATION CASINOS LLC CONSOLIDATED BALANCE SHEETS (amounts in thousands, except per share data)

	Successor	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents (includes Cash and cash equivalents of consolidated variable interest entity of $12, $0, and $0, respectively)	$95,821	$165,357	$40,603
Restricted cash	2,005	278,329	1,600
Receivables, net (includes Receivables, net of consolidated variable interest entity of $2,863, $0, and $0, respectively)	27,446	24,104	3,308
Due from affiliates	—	—	19
Inventories	9,144	7,093	1,252
Prepaid gaming tax	18,180	15,901	2,543
Prepaid expenses and other current assets	11,701	18,783	5,333
Total current assets	164,297	509,567	54,658
Property and equipment, net	2,246,065	2,505,763	426,798
Restricted cash, noncurrent	—	15,006	—
Goodwill	195,132	124,313	—
Intangible assets, net (includes Intangible assets of consolidated variable interest entity of $62,503, $24,000, and $0, respectively)	214,092	272,524	—
Land held for development	227,857	240,836	—
Investments in joint ventures	10,157	5,516	—
Native American development costs (includes Native American development costs of consolidated variable interest entity of $0, $22,978 and $0, respectively)	70,516	184,975	—
Other assets, net (includes Other assets, net of consolidated variable interest entity of $282, $2,074, and $0, respectively)	50,233	95,643	4,164
Total assets	$3,178,349	$3,954,143	$485,620
LIABILITIES AND MEMBERS' EQUITY (STOCKHOLDERS'/MEMBERS' DEFICIT)
Current liabilities:
Current portion of long-term debt (includes Current portion of long-term debt of consolidated variable interest entity of $38, $35, and $0, respectively)	$16,380	$242,366	$765,047
Accounts payable	17,240	10,782	3,759
Accrued interest payable (includes Accrued interest payable of consolidated variable interest entity of $0, $120, and $0, respectively)	2,858	22,399	49,502
Accrued expenses and other current liabilities (includes Accrued expenses and other current liabilities of consolidated variable interest entity of $402, $0, and $0, respectively)	92,162	92,268	15,518
Notes payable to members	—	—	10,000
Due to Station Casinos, Inc., net	—	—	7,713
Interest rate swap termination liability	—	—	51,686
Total current liabilities	128,640	367,815	903,225
Long-term debt, less current portion (includes Long-term debt, less current portion, of consolidated variable interest entity of $244, $5,343 and $0)	2,178,847	8,659	1,695
Deferred income taxes, net	—	108,551	—
Deficit investments in joint ventures	2,318	344,767	—
Other long-term liabilities, net	26,068	12,778	—
Total liabilities not subject to compromise	2,335,873	842,570	904,920
Liabilities subject to compromise	—	5,997,821	—

STATION CASINOS LLC CONSOLIDATED BALANCE SHEETS (Continued) (amounts in thousands, except per share data)

Total liabilities	2,335,873	6,840,391	904,920
Commitments and contingencies
Members' equity (stockholders' deficit / members' deficit):
Voting units; 100 units authorized, issued and outstanding	—	—	—
Non-voting units; 100 units authorized, issued and outstanding	—	—	—
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued (STN Predecessor)	—	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued (STN Predecessor)	—	417	—
Additional paid-in capital	844,924	2,964,648	—
Accumulated other comprehensive (loss) income	(20,154)	43	—
Accumulated deficit	(25,093)	(5,849,683)	(419,300)
Total Station Casinos LLC members' equity (Station Casinos, Inc. stockholders'/Green Valley Ranch Gaming LLC members' deficit)	799,677	(2,884,575)	(419,300)
Noncontrolling interest	42,799	(1,673)	—
Total members' equity (stockholders'/members' deficit)	842,476	(2,886,248)	(419,300)
Total liabilities and members' equity (stockholders'/members' deficit)	$3,178,349	$3,954,143	$485,620
The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands)

	Successor	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Period June 17, 2011 Through December 31, 2011	Period January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
Operating revenues:
Casino	$452,951	$339,703	$59,100	$699,401	$120,580	$764,639	$129,790
Food and beverage	119,735	85,436	19,484	163,215	39,517	189,917	44,669
Room	54,924	36,326	9,753	73,454	19,492	82,282	22,342
Other	39,658	28,072	4,205	59,086	8,006	64,732	8,511
Management fees	13,482	10,765	—	22,394	—	52,447	—
Gross revenues	680,750	500,302	92,542	1,017,550	187,595	1,154,017	205,312
Promotional allowances	(51,351)	(35,605)	(8,490)	(72,595)	(17,823)	(91,868)	(22,561)
Net revenues	629,399	464,697	84,052	944,955	169,772	1,062,149	182,751
Operating costs and expenses:
Casino	178,266	136,037	23,574	289,168	52,410	324,373	58,712
Food and beverage	88,979	60,717	12,407	107,311	23,903	116,932	23,738
Room	22,403	15,537	3,064	32,321	6,686	34,182	6,893
Other	16,896	10,822	2,125	19,979	3,649	20,121	3,897
Selling, general and administrative	154,643	110,300	18,207	219,479	38,734	229,200	40,002
Corporate	—	15,818	—	34,899	—	33,018	—
Development and preopening	718	1,752	—	16,272	—	12,014	—
Depreciation and amortization	67,023	61,162	9,512	153,316	21,613	207,180	23,077
Management fees	21,819	—	3,112	—	6,014	—	6,653
Impairment of goodwill	—	—	—	60,386	—	181,785	—
Impairment of other intangible assets	—	—	—	4,704	—	255,263	—
Impairment of other assets	2,100	—	—	196,930	—	839,813	—
Write-downs and other charges, net	4,041	3,953	104	19,245	9,209	20,807	293
	556,888	416,098	72,105	1,154,010	162,218	2,274,688	163,265

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF OPERATIONS (Continued) (amounts in thousands)

Operating income (loss)	72,511	48,599	11,947	(209,055)	7,554	(1,212,539)	19,486
Losses from joint ventures	(1,533)	(945)	—	(248,495)	—	(127,643)	—
Gain on dissolution of joint ventures	—	250	—	124,193	—	—	—
Operating income (loss) and losses and gains from joint ventures	70,978	47,904	11,947	(333,357)	7,554	(1,340,182)	19,486
Other (expense) income:
Interest expense, net	(92,299)	(43,294)	(20,582)	(104,582)	(48,644)	(276,591)	(51,916)
Interest and other expense from joint ventures	—	(15,452)	—	(66,709)	—	(40,802)	—
Change in fair value of derivative instruments	—	397	—	(42)	(50,550)	23,729	14,888
Gain on early retirement of debt	1,183	—	—	—	—	40,348	—
	(91,116)	(58,349)	(20,582)	(171,333)	(99,194)	(253,316)	(37,028)
Loss before income taxes and reorganization items	(20,138)	(10,445)	(8,635)	(504,690)	(91,640)	(1,593,498)	(17,542)
Reorganization items	—	3,259,995	634,999	(82,748)	—	(375,888)	—
(Loss) income before income taxes	(20,138)	3,249,550	626,364	(587,438)	(91,640)	(1,969,386)	(17,542)
Income tax benefit	—	107,924	—	21,996	—	289,872	—
Net (loss) income	(20,138)	3,357,474	626,364	(565,442)	(91,640)	(1,679,514)	(17,542)
Less: net income (loss) applicable to noncontrolling interest	4,955	24,321	—	(1,673)	—	—	—
Net (loss) income applicable to Station Casinos LLC members / Station Casinos, Inc. stockholders / Green Valley Gaming LLC members	$(25,093)	$3,333,153	$626,364	$(563,769)	$(91,640)	$(1,679,514)	$(17,542)

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY/STOCKHOLDERS' DEFICIT/MEMBERS' DEFICIT (amounts in thousands)

	Successor								Predecessors
	Station Casinos LLC								Station Casinos, Inc.			Green Valley Ranch Gaming, LLC
	Voting units	Non-voting units	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Station Casinos LLC stockholders' equity (deficit)	Noncontrolling interest	Total stockholders' equity (deficit)	Total stockholders' (deficit) equity	Noncontrolling interest	Total Station Casinos Inc. stockholder's (deficit) equity	Members' (deficit) equity
Balances, December 31, 2008 (Predecessors)	$—	$—	$—	$—	$—	$—	$—	$—	$(677,324)	$—	$(677,324)	$(336,848)
Share-based compensation expense	—	—	—	—	—	—	—	—	14,082	—	14,082	—
Change in fair value of interest rate swaps, net of tax	—	—	—	—	—	—	—	—	6,429	—	6,429	6,522
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	123	—	123	—
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	—	—	—	—	—	—	—	816	—	816	—
Contributions from members	—	—	—	—	—	—	—	—	—	—	—	14,100
Net loss	—	—	—	—	—	—	—	—	(1,679,514)	—	(1,679,514)	(17,542)
Balances, December 31, 2009 (Predecessors)	—	—	—	—	—	—	—	—	(2,335,388)	—	(2,335,388)	(333,768)
Share-based compensation expense	—	—	—	—	—	—	—	—	13,617	—	13,617	—
Change in fair value of interest rate swaps, net of tax	—	—	—	—	—	—	—	—	1,985	—	1,985	6,108
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	(80)	—	(80)	—
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	—	—	—	—	—	—	—	(940)	—	(940)	—
Net loss	—	—	—	—	—	—	—	—	(565,442)	(1,673)	(563,769)	(91,640)
Balances, December 31, 2010 (Predecessors)	—	—	—	—	—	—	—	—	(2,886,248)	(1,673)	(2,884,575)	(419,300)
Share-based compensation expense	—	—	—	—	—	—	—	—	6,224	—	6,224	—
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	25	—	25	—
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	—	—	—	—	—	—	—	(19)	—	(19)	—
Net income	—	—	—	—	—	—	—	—	3,357,474	24,321	3,333,153	626,364
Balances, June 17, 2011 (Predecessors)	—	—	—	—	—	—	—	—	477,456	22,648	454,808	207,064

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY/STOCKHOLDERS' DEFICIT/MEMBERS' DEFICIT (Continued) (amounts in thousands)

	Successor								Predecessors
	Station Casinos LLC								Station Casinos, Inc.			Green Valley Ranch Gaming, LLC
	Voting units	Non-voting units	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Station Casinos LLC stockholders' equity (deficit)	Noncontrolling interest	Total stockholders' equity (deficit)	Total stockholders' (deficit) equity	Noncontrolling interest	Total Station Casinos Inc. stockholder's (deficit) equity	Members' (deficit) equity
Elimination of Predecessors' equity	—	—	—	—	—	—	—	—	(477,456)	(22,648)	(454,808)	(207,064)
Issuance of voting and non-voting units of Station Casinos LLC	—	—	844,980	—	—	844,980	—	844,980	—	—	—	—
Fresh-start reporting adjustment of noncontrolling interest	—	—	—	—	—	—	34,051	34,051	—	—	—	—
Issuance of CV Propco, LLC and NP Tropicana LLC warrants	—	—	—	—	—	—	9,500	9,500	—	—	—	—
Balances, June 17, 2011 (Successor)	—	—	844,980	—	—	844,980	43,551	888,531	—	—	—	—
Change in fair value of interest rate swaps	—	—	—	(20,047)	—	(20,047)	—	(20,047)	—	—	—	—
Unrealized loss on available-for-sale securities		—	—	(107)	—	(107)	—	(107)	—	—	—	—
Distributions	—	—	(56)	—	—	(56)	(5,707)	(5,763)	—	—	—	—
Net (loss) income	—	—	—	—	(25,093)	(25,093)	4,955	(20,138)	—	—	—	—
Balances, December 31, 2011 (Successor)	$—	$—	$844,924	$(20,154)	$(25,093)	$799,677	$42,799	$842,476	$—	$—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)

	Successor	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Period June 17, 2011 Through December 31, 2011	Period January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
Cash flows from operating activities:
Net (loss) income	$(20,138)	$3,357,474	$626,364	$(565,442)	$(91,640)	$(1,679,514)	$(17,542)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	67,023	61,162	9,512	153,316	21,613	207,180	23,077
Change in fair value of derivative instruments	—	(397)	—	42	50,550	(23,729)	(14,888)
Impairment of goodwill	—	—	—	60,386	—	181,785	—
Impairment of other intangible assets	—	—	—	4,704	—	255,263	—
Impairment of other assets	2,100	—	—	196,930	—	839,813	—
Write-downs and other charges, net	4,041	3,953	104	19,245	120	20,807	293
Share-based compensation	—	6,224	—	13,381	—	14,083	—
Losses from joint ventures	1,533	16,397	—	315,203	—	168,445	—
Gain on dissolution of joint ventures	—	(250)	—	(124,193)	—	—	—
Amortization of debt discount and issuance costs	39,345	196	327	1,955	1,207	23,272	1,255
Accrued interest - paid in kind	2,138	—	—	—	—	—	—
Gain on early retirement of debt	(1,183)	—	—	—	—	(40,348)	—
Reorganization items and fresh start adjustments	—	(3,259,995)	(634,999)	82,748	—	375,888	—
Changes in assets and liabilities:
Restricted cash	34,133	(10,956)	1,600	(118,974)	5	(159,400)	(1,605)
Receivables, net	(2,921)	13,904	(64)	25,774	197	(5,776)	717
Inventories and prepaid expenses	(6,327)	13,372	1,118	4,523	(950)	6,793	2,079
Deferred income taxes	—	(114,978)	—	(17,262)	—	(285,376)	—
Accounts payable	(21,972)	23,021	1,562	(4,645)	747	1,395	(2,382)
Accrued interest payable	2,788	6,469	11,969	21,348	44,311	83,955	701
Accrued expenses and other current liabilities	(35,328)	18,420	(8,308)	698	2,398	(31,369)	(3,260)
Due to Station Casinos, Inc., net	—	—	3,716	—	2,244	—	3,793
Other, net	(383)	32,111	133	8,507	(500)	(20,069)	(186)
Total adjustments	84,987	(3,191,347)	(613,330)	643,686	121,942	1,612,612	9,594
Net cash provided by (used in) operating activities before reorganization items	64,849	166,127	13,034	78,244	30,302	(66,902)	(7,948)
Net cash used for reorganization items	—	(2,571,267)	(325,539)	(82,808)	—	(59,775)	—
Net cash provided by (used in) operating activities	64,849	(2,405,140)	(312,505)	(4,564)	30,302	(126,677)	(7,948)

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands)

	Successor	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Period June 17, 2011 Through December 31, 2011	Period January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
Cash flows from investing activities:
Capital expenditures	(27,338)	(14,701)	(1,418)	(34,530)	(2,554)	(64,594)	(8,767)
Proceeds from sale of land, property and equipment	245	200	—	871	—	636	32
Investments in joint ventures, net	—	—	—	(3,509)	—	(24,343)	—
Distributions in excess of earnings from joint ventures	882	2,042	—	6,112	—	2,118	—
Construction contracts payable	413	(397)	—	(225)	—	(8,687)	(998)
Native American development costs	(4,873)	(2,231)	—	(16,007)	—	(19,337)	—
Proceeds from repayment of Native American development costs	32,305	—	—	42,806	—	—	—
Other, net	(2,473)	(3,554)	—	(10,487)	1,281	(16,073)	—
Net cash used in investing activities	(839)	(18,641)	(1,418)	(14,969)	(1,273)	(130,280)	(9,733)
Cash flows from financing activities:
Proceeds from issuance of voting and non-voting units	—	279,000	—	—	—	—	—
Borrowings under Propco Term Loan	—	1,575,000	—	—	—	—	—
Borrowings under Propco Revolver	—	85,000	—	—	—	—	—
Borrowings under Opco Term Loan	—	435,704	—	—	—	—	—
Borrowings under GVR Term Loan	—	—	305,000	—	—	—	—
Borrowings under GVR Revolver	—	—	5,000	—	—	—	—
Borrowings under Successor credit agreements with original maturities of three months or less, net	16,200	—	—	—	—	—	—
Payments under Successor credit agreements with original maturities greater than three months	(85,849)	—	—	—	—	—	—
Borrowings under STN Term Loan with maturity dates greater than three months	—	—	—	2,870	—	—	(5,500)
Payments on STN land loan	—	—	—	—	—	(7,968)	—
Payments under STN Term Loan with maturity dates greater than three months	—	(625)	—	(2,500)	—	(2,500)	—
Redemption of senior subordinated notes	—	—	—	—	—	(1,460)	—
Contributions from members	—	—	—	—	—	—	14,100
Distributions to Members	(5,763)	—	—	—	—	—	—
Debt issuance costs	(467)	(1,619)	(19,070)	—	—	(460)	(595)
Other, net	(5,460)	(886)	—	(673)	(156)	(3,526)	(143)
Net cash (used in) provided by financing activities	(81,339)	2,371,574	290,930	(303)	(156)	(15,914)	7,862

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands)

	Successor	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Period June 17, 2011 Through December 31, 2011	Period January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(17,329)	(52,207)	(22,993)	(19,836)	28,873	(272,871)	(9,819)
Balance, beginning of period	113,150	165,357	40,603	185,193	11,730	458,064	21,549
Balance, end of period	$95,821	$113,150	$17,610	$165,357	$40,603	$185,193	$11,730
Supplemental cash flow disclosures:
Cash paid for interest, net of $2,155, $2,939, $0, $10,078, $0, $15,989 and $0 capitalized, respectively	$51,847	$35,595	$8,286	$77,016	$3,125	$166,211	$49,964
Supplemental disclosure of non-cash items:
Debt settlement in land sale	$—	$—	$—	$—	$—	$4,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Background
Organization
Station Casinos LLC, (the “Company,” “Station,” “we,” “our,” “us,” or “Successor”), a Nevada limited liability company, is a gaming and entertainment company that owns and operates nine major hotel/casino properties and eight smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. The Company also manages a casino for a Native American tribe. Station was formed on August 9, 2010 to acquire substantially all of the assets of:

•
Station Casinos, Inc. (“STN”) and its subsidiaries (collectively with STN, the “STN Predecessor”) pursuant to (a) the “First Amended Joint Plan of Reorganization for Station Casinos, Inc. and its Affiliated Debtors (Dated July 28, 2010),” as amended (the “SCI Plan”), which was confirmed by order of the U.S. Bankruptcy Court for the District of Nevada, located in Reno, Nevada (the “Bankruptcy Court”) entered on August 27, 2010, and (b) the “First Amended Prepackaged Joint Chapter 11 Plan of Reorganization for Subsidiary Debtors, Aliante Debtors and Green Valley Ranch Gaming, LLC (Dated May 20, 2011)” (the “Subsidiaries Plan”), which was confirmed with respect to the Subsidiary Debtors and Aliante Debtors by order of the Bankruptcy Court entered on May 25, 2011; and

•
Green Valley Ranch Gaming, LLC (the “GVR Predecessor,” and collectively with STN Predecessor, the “Predecessors”) pursuant to the “First Amended Prepackaged Joint Chapter 11 Plan of Reorganization for Subsidiary Debtors, Aliante Debtors and Green Valley Ranch Gaming, LLC (Dated May 24, 2011)” (the “GVR Plan”), which was confirmed with respect to Green Valley Ranch Gaming, LLC by order of the Bankruptcy Court entered on June 8, 2011.

The SCI Plan, the Subsidiaries Plan and the GVR Plan are collectively referred to herein as the “Plans.” The Plans became effective on June 17, 2011 (the “Effective Date”). Prior to June 17, 2011, the Company conducted no business, other than in connection with the reorganization of the Predecessors, and had no material assets or liabilities. The STN Chapter 11 bankruptcy case is referred to herein as the "Chapter 11 Case" and the Chapter 11 bankruptcy cases of STN Predecessor, the subsidiary debtors and GVR Predecessor are collectively referred to herein as the "Chapter 11 Cases".
Background
On the Effective Date, the Company and its subsidiaries acquired substantially all of the assets of STN and certain of STN's subsidiaries and affiliates, including (i) Palace Station, Boulder Station, Sunset Station and Red Rock (the “Propco Assets”), (ii) Santa Fe Station Hotel & Casino (“Santa Fe Station”), Texas Station Gambling Hall & Hotel (“Texas Station”), Fiesta Henderson Casino Hotel (“Fiesta Henderson”), Fiesta Rancho Casino Hotel (“Fiesta Rancho”) and interests in certain Native American gaming projects (collectively, the “Opco Assets”), pursuant to the SCI Plan and the Asset Purchase Agreement dated as of June 7, 2010 (as amended, the “Opco Asset Purchase Agreement”) and (iii) Green Valley Ranch Gaming, pursuant to that certain Asset Purchase Agreement, dated as of March 9, 2011 (the “GVR Asset Purchase Agreement”).
In conjunction with these acquisitions: (i) Station's voting equity interests (the “Voting Units”) were issued to Station Voteco LLC, a Delaware limited liability company formed to hold the Voting Units of the Company (“Station Voteco”), which is owned by Robert A. Cashell Jr., Stephen J. Greathouse and an entity owned by Frank J. Fertitta III, Station's Chief Executive Officer, President and a member of its Board of Managers, and Lorenzo J. Fertitta, a member of Station's Board of Managers and (ii) Station's non-voting equity interests (the “Non-Voting Units” and together with its Voting Units, the “Units”) were issued to Station Holdco LLC, a Delaware limited liability company formed to hold the Non-Voting Units of the Company (“Station Holdco”), which is owned by German American Capital Corporation, JPMorgan Chase Bank, N.A., FI Station Investor LLC, a newly formed limited liability company owned by affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta (“FI Station Investor”), and certain former holders of STN's senior and senior subordinated notes.
On the Effective Date, Station and its subsidiaries entered into various new or amended credit agreements (the “Credit Agreements”) as further described in Note 15.
As of the Effective Date, the Company and certain of its subsidiaries entered into management agreements with

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subsidiaries of Fertitta Entertainment LLC (“Fertitta Entertainment”) relating to the management of the Propco Assets, the Opco Assets, Green Valley Ranch and Wild Wild West (the “Management Agreements”).
The transactions that occurred on the Effective Date are collectively referred to herein as the “Restructuring Transactions.”
2.         Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
On the Effective Date, the Company adopted fresh-start reporting in accordance with Accounting Standards Codification (“ASC”) Topic 852 Reorganizations (“ASC Topic 852”), which resulted in a new reporting entity for accounting purposes. Fresh-start reporting generally requires resetting the historical net book value of assets and liabilities to their estimated fair values by allocating the entity's enterprise value to its asset and liabilities as of the Effective Date. Certain fair values differed materially from the historical carrying values recorded on the Predecessors' balance sheets. As a result of the adoption of fresh-start reporting, the Company's consolidated financial statements after its emergence from bankruptcy are prepared on a different basis of accounting than the consolidated financial statements of Predecessors prior to emergence from bankruptcy, including the historical financial statements included in this report, and therefore are not comparable in many respects with the Predecessors' historical financial statements. See Note 3 for additional information about the adoption of fresh-start reporting at June 17, 2011.
Periods before the Effective Date are referred to in this Annual Report on Form 10-K as “Predecessor Periods,” while periods beginning June 17, 2011 or thereafter are referred to herein as “Successor Periods.”
For the Predecessor Periods, the accompanying consolidated financial statements for the Predecessors were prepared in accordance with ASC Topic 852 which provides accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code. ASC Topic 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Case distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As a result, revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business, including fresh-start adjustments, debt discharge and other effects of the Plans, were reported separately as reorganization items in the consolidated statements of operations of the Predecessors. See Note 3 for additional information about reorganization items. ASC Topic 852 also requires that the balance sheet distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities, and requires that cash used for reorganization items be disclosed separately in the statement of cash flows. Accordingly, STN and GVR Predecessor adopted ASC Topic 852 on July 28, 2009 and April 12, 2011, respectively, and segregated those items as outlined above for all Predecessor reporting periods subsequent to the respective petition dates.
Principles of Consolidation
The amounts shown in the accompanying consolidated financial statements of the Company include the accounts of the Company, its wholly owned subsidiaries and MPM Enterprises, LLC (“MPM”), which is 50% owned and controlled by the Company and required to be consolidated. Investments in all other 50% or less owned affiliated companies are accounted for under the equity method.
The amounts shown in the accompanying consolidated financial statements for STN Predecessor for the periods prior to the Effective Date include the accounts of STN, its wholly owned subsidiaries and MPM, which was 50% owned by STN and required to be consolidated. STN's investments in all other 50% or less owned affiliated companies were accounted for under the equity method.
For the Company and STN Predecessor, the third party holdings of equity interests are referred to as noncontrolling interests. The portion of net income (loss) attributable to noncontrolling interests is presented separately on the consolidated statements of operations, and the portion of stockholders' deficit or members' equity attributable to noncontrolling interests is presented separately on the consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Significant estimates incorporated into the Company's consolidated financial statements include the fair value determination of assets and liabilities in conjunction with fresh‑start reporting, the reorganization valuation, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated cash flows used in assessing the recoverability of long-lived assets, the estimated fair values of certain assets related to write‑downs and impairments, contingencies, litigation, and claims and assessments. Actual results could differ from those estimates.
Fresh‑Start Reporting
The adoption of fresh‑start reporting on the Effective Date resulted in a new reporting entity. Under fresh‑start reporting, all assets and liabilities are recorded at their estimated fair values and the Predecessors' accumulated deficit balances are eliminated. In adopting fresh‑start reporting, the Company was required to determine its reorganization value, which represents the fair value of the entity before considering its interest‑bearing debt.
Fair Value Measurements
The Company has adopted the accounting guidance in ASC Topic 820, Fair Value Measurements and Disclosures, (“ASC Topic 820”) which utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. The three levels of inputs established by ASC Topic 820 are as follows:
•Level 1: Quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Observable market‑based inputs or unobservable inputs that are corroborated by market data.

•	Level 3: Unobservable inputs that are not corroborated by market data.
ASC Topic 820 also provides companies the option to measure certain financial assets and liabilities at fair value with changes in fair value recognized in earnings each period. The Company has not elected to measure any financial assets and liabilities at fair value that are not required to be measured at fair value.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and investments purchased with an original maturity of 90 days or less.
Restricted Cash
Restricted cash as of December 31, 2011 primarily represents escrow account balances to be used for the payment of restructuring liabilities. Restricted cash as of December 31, 2010 includes cash reserves required in connection with the Predecessors' financing transactions, treasury management activities, the CMBS Loans, letter of credit collateralization and regulatory reserves for race and sports book operations, and restrictions placed on the Predecessors cash by the Bankruptcy Court.
Receivables, Net and Credit Risk
Receivables, net consist primarily of casino, hotel and other receivables, which are typically non-interest bearing. Receivables are initially recorded at cost, and an allowance for doubtful accounts is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is estimated based on a specific review of customer accounts, historical collection experience, the age of the receivable and other relevant factors. Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received. Management does not believe that any significant concentrations of credit risk existed as of December 31, 2011 and December 31, 2010.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories
Inventories are stated at the lower of cost or market. Cost is determined on a weighted-average basis.
Fair Value of Financial Instruments
The carrying value of our cash and cash equivalents, restricted cash, receivables and accounts payable approximates fair value primarily because of the short maturities of these instruments. See Note 15 for information about the fair value of the Company's long-term debt.
Property and Equipment
Property and equipment is initially recorded at cost, other than fresh‑start adjustments that are recorded at fair value. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Construction in progress is related to the construction or development of property and equipment not yet been placed in service for its intended use. Depreciation and amortization for property and equipment commences when the asset is placed in service. When assets are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the accounts and the gain or loss on disposition is recognized in operating income (expense).
The Company must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. The Company classifies items as maintenance capital to differentiate replacement type capital expenditures such as a new slot machine from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items classified by the Company as maintenance capital are expenditures necessary to keep its existing properties at their current levels and are typically replacement items due to the normal wear and tear as a result of use and age. The Company's depreciation expense is highly dependent on the assumptions it makes about its assets' estimated useful lives. Useful lives are estimated by the Company based on its experience with similar assets, engineering studies and estimates of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, the Company accounts for the change prospectively.
Native American Development Costs
The Company incurs certain costs associated with development and management agreements entered into with Native American Tribes (the "Tribes"). In accordance with the accounting guidance in ASC Topic 970, Real Estate—General, costs for the acquisition and related development of the land and the casino facilities are capitalized as long-term assets until such time as the assets are transferred to the Tribe, at which time a long term receivable is recognized.
In accordance with the accounting guidance for capitalization of interest costs, the Company capitalizes interest on Native American development projects once a "Notice of Intent" (or the equivalent) to transfer the land into trust has been issued by the United States Department of the Interior ("DOI"), signifying that activities are in progress to prepare the asset for its intended use.
The Company earns a return on the costs incurred for the acquisition and development of the projects. Due to the uncertainty surrounding the estimated cost to complete and the collectability of the stated return, it accounts for the return earned on Native American development costs using the cost recovery method described in ASC Topic 360-20, Real Estate Sales. Under the cost recovery method, recognition of the return is deferred until the gaming facility is complete and transferred to the Tribe and the resulting receivable has been repaid. Repayment of the advances and the return typically is funded from a refinancing by the Tribe, from the cash flows of the gaming facility, or both.
The Company evaluates its Native American development costs for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of ASC Topic 360-10. A project is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the project might not be recoverable, taking into consideration all available information. Among other things, the Company considers the status of the project, any contingencies, the achievement of milestones, any existing or potential litigation, and regulatory matters when evaluating our Native American projects for impairment. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expected future cash flows do not exceed the carrying value, then the asset is written down to its estimated fair value, with fair value typically estimated based on a discounted future cash flow model or market comparables, when available. The Company estimates the undiscounted future cash flows of each of its Native American development projects based on a consideration of all positive and negative evidence about the future cash flow potential of the project including, but not limited to, the likelihood that the project will be successfully completed, the status of required approvals, and the status and timing of the construction of the project, as well as current and projected economic, political, regulatory and competitive conditions that may adversely impact the project's operating results.
Capitalization of Interest
The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. Interest capitalization ceases once the project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at its weighted average cost of borrowings. Interest capitalized was as follows (amounts in thousands):

Successor	Predecessors
Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Period June 17, 2011 Through December 31, 2011	Period January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
$2,155	$2,939	$—	$10,078	$—	$15,989	$—
Goodwill
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC Topic 350”). The Company tests its goodwill and indefinite‑lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances make it more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of Station's 100% owned casino properties is considered to be a reporting unit. The Company's annual goodwill impairment testing utilizes a two-step process. In the first step, the estimated fair value of each reporting unit is compared with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its estimated fair value, then the goodwill of the reporting unit is considered to be impaired, and impairment is measured in the second step of the process. In the second step, the Company estimates the implied fair value of the reporting unit's goodwill by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess.
See Note 7 for a discussion of impairment charges recognized by STN Predecessor for the years ended December 31, 2010 and 2009 related to its goodwill and intangible assets.
Indefinite-Lived Intangible Assets
The Company's indefinite-lived intangible assets include brands and certain license rights. The fair value of brands is estimated using a derivation of the income approach to valuation, based on estimated royalties saved through ownership of the assets, utilizing market indications of fair value. The Company tests its indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances make it more likely than not that an impairment may have occurred. Indefinite-lived intangible assets are not amortized unless it is determined that their useful life is no longer indefinite. The Company periodically reviews its indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If an indefinite-lived intangible asset no longer has an indefinite life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset. During the Successor and Predecessor Periods, no indefinite-lived intangible assets were deemed to have a finite useful life.
Finite-Lived Intangible Assets
The Company's finite-lived intangible assets include assets related to its customer relationships and management

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contracts, which are amortized over their estimated useful lives using the straight-line method. The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.
The customer relationship intangible asset represents the value associated with Station's rated casino guests. The initial fair value of the customer relationship intangible asset was estimated based on the projected net cash flows associated with these casino guests. The recoverability of the Company's customer relationship intangible asset could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, declines in customer spending which would impact the expected future cash flows associated with the rated casino guests, declines in the number of visitations which could impact the expected attrition rate of the rated casino guests, and erosion of operating margins associated with rated casino guests. Should events or changes in circumstances cause the carrying value of the customer relationship intangible asset to exceed its estimated fair value, an impairment charge in the amount of the excess would be recognized.
Management contract intangible assets refer to the value associated with management agreements under which Station provides management services to various casino properties, including the casinos operated by joint ventures in which it holds a 50% equity interest and certain Native American casinos which it has developed or is currently developing. The fair values of management contract intangible assets are estimated using discounted cash flow techniques based on future cash flows expected to be received in exchange for providing management services. The Company amortizes its management contract intangible assets over their expected useful lives using the straight-line method, beginning when the property commences operations and management fees are being earned.
Impairment of Long-Lived Assets
The Company reviews the carrying values of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of ASC Topic 360-10 Property, Plant and Equipment. Assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is evaluated by comparing the estimated future cash flows of the asset, on an undiscounted basis, to its carrying value. If the undiscounted estimated future cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, impairment is measured based on the difference between the asset's estimated fair value and its carrying value. To estimate fair values, the Company typically uses market comparables, when available, or a discounted cash flow model. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs of disposal. Fair value of assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. The Company's long-lived asset impairment tests are performed at the reporting unit level, and each of its operating properties is considered a separate reporting unit.
The estimation of fair values involves significant judgment by management. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from such estimates. Estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets. Such estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to the Company's properties. If the Company's estimates of future cash flows are not met, it may have to record impairment charges in future accounting periods. As of December 31, 2011 and 2010, the consolidated financial statements reflect all adjustments required under the guidance for accounting for the impairment or disposal of long-lived assets. See Notes 6, 8, 9 and 19 for information about impairment charges related to property and equipment and other long-lived assets recognized by STN Predecessor during the years ended December 31, 2010 and 2009.
Debt Issuance Costs
Costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense using the effective interest method over the expected terms of the related debt agreements. Debt issuance costs are included in other assets, net on the Company's consolidated balance sheets.
Advertising
The Company expenses advertising costs the first time the advertising takes place. Advertising expense is included in selling, general and administrative expenses on the consolidated statements of operations.
Advertising expense was as follows (amounts in thousands):

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor	Predecessors
Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Period June 17, 2011 Through December 31, 2011	Period January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
$12,210	$8,784	$1,325	$13,732	$2,140	$13,706	$3,239
Preopening
Preopening expenses represent costs incurred prior to the opening of a project under development and are expensed as incurred. The construction phase of a major project typically covers a period of 12 to 24 months. The majority of preopening costs are incurred in the three months prior to opening. The Company incurred preopening expenses as follows (in thousands):

Successor	Predecessors
Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Period June 17, 2011 Through December 31, 2011	Period January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
$639	$1,212	$—	$3,630	$—	$5,753	$—
Derivative Instruments
ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), provides accounting and disclosure requirements for derivatives and hedging activities. As required by ASC Topic 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of derivative instruments depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to qualify for hedge accounting. All derivative instruments held by the Company qualify for and are designated as cash flow hedging relationships, which are intended to hedge the Company's exposure to variability in expected future cash flows related to interest payments. See Note 16 for further information about the Company's derivative and hedging activities and the related accounting.
Revenues and Promotional Allowances
The Company recognizes the net win from gaming activities as casino revenues, which is the difference between gaming wins and losses. All other revenues are recognized as the service is provided. Station's Boarding Pass player rewards program (the “Program”) allows customers to redeem points earned from their gaming activity at all of the Company's Las Vegas area properties for cash and complimentary slot play, food, beverage, rooms, entertainment and merchandise.
The Company records a liability for the estimated cost of the outstanding points under the Program that management believes will ultimately be redeemed. At December 31, 2011 (Successor) and 2010 (STN Predecessor and GVR Predecessor), $9.0 million, $8.4 million, and $1.7 million respectively, were accrued for the cost of anticipated Program redemptions. The estimated cost of the outstanding points under the Program is calculated based on the total number of points earned but not yet achieving necessary redemption levels, converted to a redemption value times the average cost. The redemption value is estimated based on the average number of points needed to redeem for rewards. The average cost is the incremental direct departmental cost for which the points are anticipated to be redeemed. When calculating the average cost the Company uses historical point redemption patterns to determine the redemption distribution between gaming, food, beverage, rooms, entertainment, merchandise and cash.
At the time points are redeemed for complimentaries under the Program, the retail value is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses and consist of the following (amounts in thousands):

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Successor	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Period June 17, 2011 Through December 31, 2011	Period January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
Food and beverage	$40,492	$32,368	$6,250	$62,764	$13,070	$77,194	$15,521
Room	5,099	2,976	988	6,735	2,172	8,142	2,440
Other	1,853	800	355	1,957	673	2,873	1,084
Total	$47,444	$36,144	$7,593	$71,456	$15,915	$88,209	$19,045

Management fee revenues earned under the Company's management agreements are recognized when the services have been performed, the amount of the fee is determinable, and collectability is reasonably assured.
Related Party Transactions
On the Effective Date, the Company entered into the Propco Credit Agreement, the Opco Credit Agreement and the Restructured Land Loan (as defined in Note 15—Long-term Debt and Liabilities Subject to Compromise) with certain lenders including Deutsche Bank AG Cayman Islands Branch and JPMorgan Chase Bank, N.A. Affiliates of Deutsche Bank AG Cayman Islands Branch and JPMorgan Chase Bank, N.A., own approximately 40% of the units of Station Holdco, the owner of all of the Company's Non-Voting Units, and have the right to designate members that hold 50.1% of the units of Station Voteco, the owner of all of the Company's Voting Units, as well as the right to designate up to three individuals to serve on the Company's Board of Managers.
In addition, on the Effective Date, the Company and certain of its affiliates entered into management agreements for substantially all of the Company's operations with subsidiaries of Fertitta Entertainment, which is controlled by affiliates of Frank J. Fertitta III, the Company's Chief Executive Officer, President and a member of its Board of Managers, and Lorenzo J. Fertitta, a member of its Board of Managers. Affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta also own 45% of the units of Station Holdco and 49.9% of the units of Station Voteco. The management agreements have a term of 25 years and provide that subsidiaries of Fertitta Entertainment will receive an annual base management fee equal to 1% of gross revenues attributable to the managed properties and an annual incentive management fee equal to 5% of positive earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the managed properties. In connection with the Company's agreement to provide certain management and transition services to Aliante Gaming, Fertitta Entertainment has agreed to provide such management and transition services on behalf of the Company and the Company has agreed to pay any and all management fees received by the Company from Aliante Gaming to Fertitta Entertainment. During the Successor Period, the Company recognized management fee expense totaling $21.8 million pursuant to these agreements, of which $18.2 million was paid and the remaining $3.6 million is reflected in accrued expenses and other current liabilities on the Company's consolidated balance sheet at December 31, 2011. In addition, the Company allocates the costs of certain shared services to Fertitta Entertainment, primarily costs related to occupancy of a portion of the Company's corporate office building and services provided by human resources and regulatory personnel. For the Successor Period ended December 31, 2011, costs allocated to Fertitta Entertainment for shared services totaled $0.8 million.
The Company has entered into various other related party transactions, which consist primarily of lease payments related to ground leases at Boulder Station and Texas Station. The Company and STN Predecessor's lease payments related to these ground leases totaled approximately $3.6 million, $3.1 million , $6.7 million and $6.7 million for the Successor period June 17, 2011 through December 31, 2011, the Predecessor period January 1, 2011 through June 16, 2011, and the years ended December 31, 2010 and 2009, respectively. See Note 17 for additional information about these ground leases.
The Company purchases tickets to events held by Zuffa, LLC ("Zuffa") which is the parent company of the Ultimate Fighting Championship ("UFC") and is owned by Frank J. Fertitta III and Lorenzo J. Fertitta. For the Successor period June 17, 2011 through December 31, 2011, the Predecessor period January 1, 2011 through June 16, 2011, and the years ended December 31, 2010 and 2009, the Company and the Predecessors paid Zuffa approximately $0.3 million, $0.3 million, $0.5 million and $0.7 million, respectively, for ticket purchases to, and closed circuit viewing fees of, UFC events. In addition, during the year ended December 31, 2009, Zuffa paid approximately $22,000 to STN Predecessor under a month-to-month

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

license agreement for general office and administrative space at Palace Station. There were no payments received from Zuffa under this license agreement during the Successor period June 17, 2011 through December 31, 2011, the Predecessor period January 1, 2011 through June 16, 2011, or the year ended December 31, 2010. In January 2009, STN Predecessor subleased its leased aircraft to Zuffa for a period of six months. Payments received from Zuffa pursuant to this sublease approximated the amount STN Predecessor paid for leasing the aircraft, and totaled approximately $0.8 million.
The Company manages Aliante Station in North Las Vegas, Nevada on behalf of ALST Casino Holdco, LLC ("ALST"), which acquired the property on November 1, 2011 pursuant to the reorganization of Aliante Gaming, LLC ("Aliante Gaming"). Prior to ALST's acquisition of the property, STN Predecessor owned a 50% interest in Aliante Station. The Company entered into a five-year management agreement with ALST on November 1, 2011, and on November 14, 2011 ALST elected to terminate the agreement. In accordance with the transition services sections of the management agreement, the Company will manage Aliante Station for up to 18 months from the early termination date, subject to termination by ALST at any time upon not less than 30 days notice. The management arrangement provides for a monthly base management fee equal to 1% of Aliante Station's gross revenues and an annual incentive management fee payable quarterly equal to 7.5% of the property's EBITDA up to and including $7.5 million and 10% of EBITDA in excess of $7.5 million. Fertitta Entertainment has agreed to provide such management and transition services on behalf of the Company, and the Company has agreed to pay any and all management fees received from Aliante Gaming to Fertitta Entertainment. These management fees totaled $0.9 million for the Successor period June 17, 2011 through December 31, 2011.

Share-Based Compensation
The Company issued no share-based payment awards through December 31, 2011.
STN Predecessor accounted for share-based payment awards in accordance with ASC Topic 718, Compensation-Stock Compensation, which requires that share-based payment expense be measured at the grant date based on the fair value of the award and recognized over the requisite service period. See Note 20 for additional information about share-based compensation.
Operating Segments
The accounting guidance for disclosures about segments of an enterprise and related information requires separate financial information be disclosed for all operating segments of a business. The Company believes it meets the “economic similarity” criteria established by the accounting guidance and as a result, aggregates all of its properties into one operating segment. All of the Company's properties offer the same products, cater to the same customer base, are located in the greater Las Vegas, Nevada area, have the same regulatory and tax structure, share the same marketing techniques and are all directed by a centralized management structure.
Recently Issued Accounting Standards
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends existing fair value measurement guidance in order to achieve common requirements for measuring fair value and disclosures in accordance with GAAP and International Financial Reporting Standards. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company will adopt the guidance as of January 1, 2012, and the adoption is not expected to have a material impact on the consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This guidance, as amended by Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12") in December 2011, requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. ASU 2011-12 deferred the effective date of certain presentation requirements included in ASU 2011-05

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

requiring that entities retrospectively present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for for both interim and annual financial statements. The guidance in ASU 2011-05, as amended, is effective for interim and annual periods beginning after December 15, 2011. This guidance requires changes in presentation only and will have no impact on the Company's financial position or results of operations.
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment (“ASU 2011-08”). Under the amendments in ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to have a material impact on the Company's financial position or results of operations.
In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which amends existing accounting guidance to enhance disclosures about offsetting and related arrangements. The enhanced disclosure requirements are intended to enable users of the financial statements to understand the effect or potential effect of an entity's netting arrangements on an entity's financial position, including the effect or potential effect of rights of offset associated with certain financial and derivative instruments. The amendment will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of this amendment is not expected to have a material impact on the Company's disclosures to the consolidated financial statements.

3.         Fresh-Start Reporting
The Company adopted fresh-start reporting on the Effective Date in accordance with ASC Topic 852. The Company was required to apply the fresh-start reporting provisions of ASC Topic 852 to its financial statements because (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims, and (ii) the holders of existing voting shares of STN immediately before confirmation received less than 50% of the voting shares of the emerging entity. Under ASC Topic 852, application of fresh‑start reporting is required on the date on which a plan of reorganization is confirmed by a bankruptcy court and all material conditions to the plan of reorganization are satisfied. All material conditions to the Plans were satisfied as of June 17, 2011.
Fresh-start reporting results in a new basis of accounting and a new reporting entity with no beginning retained earnings or deficit, and generally involves adjusting the historical carrying values of assets and liabilities to their fair values as determined by the reorganization value. In accordance with the fresh-start reporting guidance in ASC Topic 852, the reorganization value of the Company was assigned to its assets and liabilities in conformity with the procedures specified by ASC Topic 805, Business Combinations (“ASC Topic 805”), and the portion of the reorganization value that was not attributable to specific tangible or identified intangible assets was recognized as goodwill. The Predecessors' goodwill, accumulated depreciation, accumulated amortization, accumulated deficit and accumulated other comprehensive income were eliminated. The effects on the reported amounts of assets and liabilities resulting from the adoption of fresh-start reporting and the effects of the Plans through the Effective Date are reflected in the Predecessors' statements of operations.
The aggregate transaction value for the Restructuring Transactions, as determined by the Bankruptcy Court and set forth in the Plans and related documents, was approximately $3.1 billion. This reorganization value does not necessarily reflect the price that would be paid for these assets in a transaction involving a willing seller and buyer, with each party possessing full information regarding the Company and with neither party being under any compulsion to buy or sell.
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

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The implementation of the Plans and the effects of the consummation of the transactions contemplated therein and the effects of the adoption of fresh-start reporting on the Predecessors' consolidated balance sheets at June 17, 2011, which resulted in the opening consolidated balance sheet of the Successor at June 17, 2011, are shown below (in thousands):

	Predecessors				Successor
	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Effects of the Plan (a)	Fresh-Start Reporting Adjustments (b)	Station Casinos LLC
	June 17, 2011				June 17, 2011
ASSETS
Current assets:
Cash and cash equivalents	$242,392	$44,355	$(173,597)	—	$113,150
Other current assets	349,124	6,903	(263,305)	—	92,722
Total current assets	591,516	51,258	(436,902)	—	205,872
Property and equipment, net	2,457,493	418,600	—	(595,944)	2,280,149
Goodwill	124,313	—	—	70,819	195,132
Native American note receivable	21,257	—	—	11,272	32,529
Intangible assets, net	270,926	—	—	(49,586)	221,340
Land held for development	240,836	—	—	(10,936)	229,900
Investments in joint ventures	4,647	—	—	5,607	10,254
Native American development costs	179,543	—	—	(113,843)	65,700
Other assets, net	56,798	4,012	—	(8,336)	52,474
Total assets	$3,947,329	$473,870	$(436,902)	$(690,947)	$3,293,350
LIABILITIES AND MEMBERS'/STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current portion of long-term debt	$242,376	$172	$(227,721)	—	$14,827
Other current liabilities	133,024	9,685	21,442	—	164,151
Total current liabilities	375,400	9,857	(206,279)	—	178,978
Long-term debt, less current portion	7,769	1,695	2,207,565	—	2,217,029
Deferred income taxes, net	103,659	—	(103,659)	—	—
Investments in joint ventures, deficit	362,086	—	(361,896)	(190)	—
Other long-term liabilities, net	14,201	—	(5,389)	—	8,812
Total liabilities not subject to compromise	863,115	11,552	1,530,342	(190)	2,404,819
Liabilities subject to compromise	5,997,182	904,277	(6,901,459)	—	—
Total liabilities	6,860,297	915,829	(5,371,117)	(190)	2,404,819
Commitments and contingencies
Members'/ stockholders' equity (deficit):
Predecessor stockholders'/members' deficit	(2,914,963)	(441,959)	4,079,735	(722,813)	—
Additional paid-in capital of Station Casinos LLC	—	—	844,980	—	844,980
Station Casinos, Inc. stockholders' (deficit) / Station Casinos LLC members' equity	(2,914,963)	(441,959)	4,924,715	(722,813)	844,980
Noncontrolling interest	1,995	—	9,500	32,056	43,551
Total members'/stockholders' (deficit) equity	(2,912,968)	(441,959)	4,934,215	(690,757)	888,531
Total liabilities and members'/stockholders' (deficit) equity	$3,947,329	$473,870	$(436,902)	$(690,947)	$3,293,350

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

______________________________________________

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
The following table summarizes the net gain (loss) on reorganization and related items and fresh‑start reporting adjustments for the periods indicated (amounts in thousands):

	Predecessors
	Period January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Discharge of liabilities subject to compromise	$4,066,026	$590,976	—	—	—	—
Fresh-start reporting adjustments	(789,464)	66,651	—	—	—	—
Write-off of debt discount and debt issuance costs	—	2,992	—	—	(225,011)	—
Adjustment of swap carrying values to expected amounts of allowed claims	—	—	(2,607)	—	(80,790)	—
Professional fees and expenses and other	(16,567)	(25,620)	(80,141)	—	(70,087)	—
Total net reorganization items and fresh-start reporting adjustments	$3,259,995	$634,999	$(82,748)	—	$(375,888)	$—

4.            Pro Forma Results of Operations
The following table presents unaudited pro forma results of operations as if the Restructuring Transactions had occurred at the beginning of the earliest period reported (in thousands, unaudited):

	Year Ended December 31,
	2011	2010	2009
Net revenues	$1,178,148	$1,114,727	$1,236,355
Operating income (loss)	150,184	(126,103)	(933,084)
Net loss	(32,193)	(197,300)	(1,228,537)
All costs and expenses not directly affected by the Restructuring Transactions, including STN's impairment charges of $262.0 million and $1.13 billion for the years ended December 31, 2010 and 2009, respectively, have not been removed in the pro forma adjustments. The pro forma information should not be relied upon as necessarily being indicative of the results that would have been achieved if the Restructuring Transactions had actually occurred on those dates, nor of the results that may be reported in the future.
5.        Receivables, net
Components of receivables are as follows (amounts in thousands):

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Successor	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	December 31, 2011	December 31, 2010
Casino	$8,034	$11,669	$2,921
Hotel	4,736	6,686	298
Management fees	2,908	3,246	—
Due from unconsolidated joint ventures	765	435	—
Other	11,408	12,720	900
	27,851	34,756	4,119
Allowance for doubtful accounts	(405)	(10,652)	(811)
Receivables, net	$27,446	$24,104	$3,308

6.        Property and Equipment
Property and equipment consists of the following (amounts in thousands):

	Estimated useful life (years)	Successor	Predecessors
		Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
		December 31, 2011	December 31, 2010
Land	—	$205,241	$413,933	$27,179
Buildings and improvements	10-45	1,884,742	2,161,028	450,089
Furniture, fixtures and equipment	3-7	207,765	574,030	135,514
Construction in progress	—	7,963	20,273	584
		2,305,711	3,169,264	613,366
Accumulated depreciation and amortization		(59,646)	(663,501)	(186,568)
Property and equipment, net		$2,246,065	$2,505,763	$426,798
Depreciation expense was as follows (amounts in thousands):

Successor	Predecessors
Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Period June 17, 2011 Through December 31, 2011	Period January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
$59,775	$59,564	$9,512	$137,086	$21,613	$153,282	$23,077
At December 31, 2011 and 2010, substantially all of the Company's property and equipment is pledged as collateral for its long-term debt.
Impairment Losses
During the three months ended September 30, 2010, it was determined that a triggering event, as described in the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360-10, had occurred due to developments in STN Predecessor's bankruptcy proceedings. STN Predecessor therefore tested the carrying values of its property and equipment for recoverability by comparing the sum of the undiscounted estimated future cash flows of each asset group to its carrying value. For those asset groups where the sum of the undiscounted estimated cash flows did not exceed the carrying value, impairment was measured based on the excess of carrying value over fair value. Buildings, land, furniture, fixtures and equipment with carrying amounts totaling $88.1 million were written down to their fair values totaling $21.4 million, resulting in an impairment charge of $66.6 million, which is included in STN Predecessor's consolidated statement of operations. This impairment charge included $65.9 million for

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

property and equipment of Fiesta Rancho and $0.7 million for property and equipment of other operating properties.
During the year ended December 31, 2009, STN Predecessor reviewed the carrying values of its property and equipment for impairment because STN's restructuring activities and the continuation of the economic downturn constituted indicators of impairment. As a result, STN Predecessor recorded impairment charges totaling $179.4 million for the year ended December 31, 2009, related to property and equipment at certain operating subsidiaries, primarily Texas Station.
The Company estimates the fair value of property and equipment using a combination of valuation methods including discounted cash flows and estimated prices for similar assets. These methods typically utilize inputs that are classified as Level 3 under ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820").
7.        Goodwill and Other Intangible Assets
The Company recognized goodwill of $195.1 million as a result of the Restructuring Transactions, and the goodwill of STN was eliminated in accordance with the accounting guidance for fresh-start reporting. The Company's goodwill represents the portion of the reorganization value that is not attributable to specific tangible or identified intangible assets. The changes in the carrying amount of goodwill for the Successor period June 17, 2011 through December 31, 2011, the Predecessor period January 1, 2011 through June 16, 2011, and for the year ended December 31, 2010 are as follows (amounts in thousands):

	Successor	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Period June 17, 2011 Through December 31, 2011	Period January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010
Balance at beginning of the period:
Goodwill	$195,132	$2,986,993	$—	$2,986,993	$—
Accumulated impairment losses	—	(2,862,680)	—	(2,802,294)	—
Goodwill, net of accumulated impairment losses	195,132	124,313	—	184,699	—
Changes in carrying amount during the period:
Elimination of Predecessors' goodwill in fresh-start reporting	—	(124,313)	—	—	—
Impairment losses recognized during the period	—	—	—	(60,386)	—
	—	(124,313)	—	(60,386)	—
Balance at end of the period:
Goodwill	$195,132	$—	$—	$2,986,993	$—
Accumulated impairment losses	—	—	—	(2,862,680)	—
Goodwill, net of accumulated impairment losses	$195,132	$—	$—	$124,313	$—
Intangible assets, net as of December 31, 2011 and 2010 consist of the following (in thousands):

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Successor
	Station Casinos LLC
	December 31, 2011
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brands	Indefinite	$77,200	—	$77,200
License rights	Indefinite	300	—	300
Customer relationships	15	22,800	(819)	21,981
Management contracts	7-20	115,000	(5,554)	109,446
Beneficial leases	2-10	3,990	(393)	3,597
Other	1-2	2,050	(482)	1,568
		$221,340	$(7,248)	$214,092

	STN Predecessor
	Station Casinos, Inc.
	December 31, 2010
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Brands	Indefinite	$214,791	—	$(115,237)	$99,554
License rights	Indefinite	4,531	—	(4,190)	341
Customer relationships	15	268,961	(18,942)	(241,363)	8,656
Management contracts	3-20	521,464	(127,957)	(229,534)	163,973
Other	1	8,654	(8,654)	—	—
		$1,018,401	$(155,553)	$(590,324)	$272,524

The intangible asset for customer relationships refers to the value associated with our rated casino guests. The Company amortizes its finite-lived intangible assets, including its customer relationship intangible asset, using the straight-line method over their estimated useful lives. The aggregate amortization expense for those assets that are amortized under the provisions of ASC Topic 350 was approximately $7.2 million, $1.6 million, $16.0 million, and $53.8 million for the Successor period June 17, 2011 through December 31, 2011, the STN Predecessor period January 1, 2011 through June 16, 2011, and the STN Predecessor years ended December 31, 2010 and 2009, respectively. Estimated annual amortization expense for intangible assets for the years ended December 31, 2012, 2013, 2014, 2015, and 2016 is anticipated to be approximately $13.4 million, $13.0 million, $12.2 million, $18.3 million, and $18.3 million respectively.
STN Predecessor Impairment Losses
2010 Impairment Losses
During the three months ended September 30, 2010, STN Predecessor determined that a triggering event, as described in ASC Topics 350 and 360, had occurred due to developments in its bankruptcy proceedings, and STN therefore tested its goodwill and intangible assets for impairment. Certain of these assets were determined to be impaired and STN Predecessor recognized impairment charges in its consolidated statements of operations as described in more detail below.
STN Predecessor tested the goodwill of each of its reporting units for impairment by comparing the carrying value of each reporting unit, including goodwill, with its fair value. For reporting units where carrying value exceeded fair value, the implied fair value of the reporting unit's goodwill was measured by allocating the fair value of the reporting unit to the assets and liabilities of the unit, as if the reporting unit had been acquired in a business combination. Where the carrying value of a reporting unit's goodwill exceeded its implied fair value, STN recognized an impairment loss in an amount equal to that excess. During the three months ended September 30, 2010, goodwill of the Santa Fe Station and Boulder Station reporting units with carrying amounts totaling $184.7 million were written down to their implied fair values totaling $124.3 million, resulting in an impairment charge of $60.4 million. As a result of these interim goodwill impairment charges recognized during the three months ended September 30, 2010, STN's annual goodwill impairment testing as of October 1, 2010 resulted in no additional impairment charges. The fair value of each reporting unit is estimated using the expected present value of future cash flows along with value indications provided by the current valuation multiples of comparable publicly traded companies, which are

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

generally classified as Level 3 inputs under ASC Topic 820.
STN Predecessor tested its finite-lived intangible assets for impairment by comparing their carrying values with their fair values, and for those with carrying values that exceeded their fair values, impairment was recognized based on the excess of carrying value over fair value. Customer relationship intangible assets with carrying values totaling $8.6 million were written down to their fair value of $8.1 million, resulting in an impairment charge of $0.5 million. STN estimated the fair value of its customer relationship intangible assets using a discounted cash flow model based on Level 3 inputs under ASC Topic 820.
During the year ended December 31, 2010, STN decided to discontinue the exclusivity arrangement associated with one of its indefinite-lived license right intangibles, which had a carrying value of $1.0 million. As a result, STN determined that this asset had become fully impaired and recorded an impairment charge equal to the carrying value of this asset. In addition, during STN's interim impairment testing it determined that a license asset with a carrying value of $3.5 million was impaired, primarily as a result of changes in its potential utilization, therefore this asset was written down to its estimated fair value of $0.3 million and STN recognized a $3.2 million impairment charge. STN estimated the fair value of the license asset based on solicited offers and comparable asset sales estimates, which are Level 3 inputs under ASC Topic 820.
2009 Impairment Losses
During the year ended December 31, 2009, STN determined that its restructuring activities and the continuation of the economic downturn constituted indicators of impairment, and therefore tested its finite-lived intangible assets for impairment. As a result, STN Predecessor wrote down certain customer relationship intangible assets with carrying values totaling $22.5 million to their fair value of $9.9 million. Likewise, its brands with carrying amounts totaling $129.2 million were written down to their fair values of $99.6 million. As a result, STN Predecessor recognized impairment losses totaling $12.6 million and $29.7 million, respectively, for its customer relationship and brand intangibles. The impairment of STN's brands and customers relationships was the result of the ongoing recession which resulted in decreased projected cash flow estimates, decreased valuation multiples for gaming assets due to market conditions and higher discount rates resulting from turmoil in the credit markets. The concentration of STN's customer base in the Las Vegas valley, where the impact of the recession has been particularly significant, negatively impacted its projected cash flow estimates.
In addition, during the year ended December 31, 2009, as a result of decreases in the projected revenue streams for certain of STN's managed properties, management contract intangible assets with carrying values totaling $258.7 million were written down to their fair values totaling $45.8 million. The majority of the $212.9 million management contract impairment charge related to STN's contracts to manage Green Valley Ranch, Aliante Station, and Gun Lake.
As a result of STN's annual goodwill impairment testing for the year ended December 31, 2009, goodwill of certain reporting units, primarily Boulder Station, Santa Fe Station and Sunset Station, with a total carrying amount of $366.5 million was written down to implied fair value of $184.7 million, resulting in a goodwill impairment charge of $181.8 million.
8.        Land Held for Development
As of December 31, 2011, the Company had $227.9 million of land held for development consisting primarily of 11 sites that are owned or leased, which includes 368 acres in the Las Vegas valley, 772 acres in northern California and 200 acres in Reno, Nevada. The primary gaming-entitled land in the Las Vegas Valley owned by the Company consists of 77 acres of land (96 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 71 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 58 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 58 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue, and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center. During the year ended December 31, 2010, options to purchase approximately 10 acres of land near the Wild Wild West expired, and STN wrote off the $9.0 million carrying value of the related asset.
The Company assumed STN Predecessor's lease on the 19-acre parcel of land on which the Wild Wild West is located. The significant terms of the lease include a one-time termination option at the election of the lessee in 2019, rent reductions for 2011 through 2019, and additional options under which the Company may purchase the land at any time during the years 2011 through 2019 at established fixed prices. The lease also contains options under which the Company may purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value of the land as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on Successor's consolidated balance sheet at December 31, 2011 or STN Predecessor's consolidated balance sheets at December 31, 2010 and 2009.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of acceptable financing and competitive and strategic considerations. As many of these considerations are beyond the Company's control, no assurances can be made that it will be able to proceed with any particular project.
Impairment Loss
During the period June 17, 2011 through December 31, 2011, the Company determined that an indicator of impairment existed for one of its parcels of land held for development in California, which had a carrying value of $2.9 million. The Company tested the carrying value of the parcel for impairment by comparing the estimated future cash flows of the asset, on an undiscounted basis, to its carrying value. The carrying value was higher and as a result, the Company recorded an impairment loss of $2.1 million in impairment of other assets in its consolidated statements of operations to write down the carrying value of the parcel to its estimated fair value of $0.8 million. The Company expects to dispose of this land in the second quarter of 2011. See Note 26 — Subsequent Events for additional information.
During the year ended December 31, 2010, STN determined that a triggering event, as described under the accounting guidance for impairment or disposal of long-lived assets, had occurred due to developments in its bankruptcy proceedings. As a result, STN tested its land held for development for impairment by comparing the estimated future cash flows for each land parcel, on an undiscounted basis, to its carrying value. For certain land parcels, primarily those located in the Las Vegas valley, the carrying value was higher and as a result, STN recorded an impairment loss of approximately $114.4 million in impairment of other assets in its consolidated statements of operations to write down the carrying value of those parcels totaling $308.6 million to their fair values totaling $194.1 million. Included in the impairment charge was a $49.6 million write-off of capitalized project costs related to the impaired parcels. The fair value of the Company's land held for development is estimated using traditional real estate valuation techniques, primarily the sales comparison approach, utilizing inputs classified as Level 3 under ASC Topic 820.
STN reviewed its land held for development for impairment during the year ended December 31, 2009 as a result of the continuing recession and its significant impact on real estate values, and determined that impairments existed for a number of land parcels in the Las Vegas valley, Reno, Nevada, and northern California. As a result, STN recorded impairment charges totaling approximately $617.4 million to write down the carrying value of these parcels totaling $918.2 million to their fair values totaling $300.9 million.
Gain (Loss) on Land Disposition
During the year ended December, 2010, STN recognized a $0.1 million gain on disposal of a real estate parcel in the Las Vegas valley. During the year ended December 31, 2009, STN recorded a loss on land disposition of $5.1 million related to a parcel of land in Reno, Nevada that had previously been held for development.
9.        Investments in Joint Ventures
The Company has various investments in 50% owned joint ventures in Las Vegas, Nevada, which are accounted for under the equity method. Under the equity method, original investments are initially recorded at cost and are adjusted by the investor's share of earnings, losses and distributions of the joint ventures. STN Predecessor's carrying value of certain investments in joint ventures also reflects the effect of previously recognized impairment charges. The carrying value of equity method investments may be reduced below zero, resulting in a deficit investment balance, when the investor is committed to provide further financial support for the investee.
Successor
The Company holds 50% equity investments in Barley's, The Greens and Wildfire Lanes, which are managed by the Company on behalf of the joint ventures. The Company also owns a 50% investment in Losee Elkhorn Properties, LLC which owns undeveloped land in North Las Vegas. As a result of fresh‑start reporting, on the Effective Date the carrying values of these investments were adjusted to their fair values, which totaled approximately $10.3 million. These investments are not, in the aggregate, material in relation to the Company's financial position or results of operations. Operating earnings from joint ventures is shown as a separate line item after operating income, and interest and other expense from joint ventures is shown as a separate component under other expense on the Company's consolidated statement of operations. For the Successor period June 17, 2011 through December 31, 2011, Station's equity in losses of joint ventures includes a charge of $2.3 million related to recognizing its 50% share of a goodwill impairment charge recorded by The Greens.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STN Predecessor
STN's investments in joint ventures consist of the following (amounts in thousands):

STN Predecessor
Station Casinos, Inc.
December 31, 2010
Barley's Casino & Brewing Company (“Barley's”) (50.0%)	$4,756
Wildfire Lanes and Casino (“Wildfire Lanes”) (50.0%)	760
Investments in joint ventures	$5,516
Green Valley Ranch (50.0%) (a)	$(38,258)
The Greens Gaming and Dining (“The Greens”) (50.0%) (b)	(163)
Aliante Station (50.0%) (a)	(306,346)
Deficit investments in joint ventures	$(344,767)
______________________________

(a)
As a result of asset impairment charges and ongoing losses recognized during the Predecessor period, STN's investments in Green Valley Ranch and Aliante Station at December 31, 2010 reflects deficit balances, which are reflected as long-term liabilities in STN's consolidated balance sheet.

(b)
As a result of ongoing losses recognized during the Predecessor period, STN's investment in The Greens at December 31, 2010 reflects a deficit balance, which is reflected as a long-term liability on STN's consolidated balance sheet.

On June 7, 2011, STN Predecessor disposed of its 6.7% investment in Palms Casino Resort and recognized a gain on disposal of $250,000. As a result of previously recognized losses, the carrying value of this investment had been reduced to zero prior to disposal.
For the Predecessor Periods, interest and other expense from joint ventures includes STN Predecessor's 50% interest in the mark-to-market valuation of certain joint ventures' interest rate swaps that were not designated as hedging instruments for accounting purposes.

As further described in Note 1, Station acquired Green Valley Ranch on the Effective Date. Station did not acquire STN Predecessor's investment in Aliante Station.
Impairment Loss
In connection with STN's interim impairment testing during the three months ended September 30, 2010, STN reviewed the carrying value of its investments in joint ventures for impairment because indicators of impairment existed. STN compared the estimated future cash flows of the assets, on an undiscounted basis, to the carrying values of the assets, and recorded impairment charges totaling $16.3 million to reduce the $19.8 million carrying value of its investment in Richfield Homes to its fair value of $3.5 million. The fair values of STN's investments in joint ventures were estimated using discounted cash flow techniques based on Level 3 inputs under ASC Topic 820.
During the year ended December 31, 2009, STN determined that due to the ongoing recession and its impact on the estimated future cash flows from its investments in joint ventures, its investments in joint ventures should be reviewed for impairment. STN compared the estimated future cash flows of each of its investments in joint ventures, on an undiscounted basis, to the carrying value. The carrying values for its investments in certain joint ventures, primarily Green Valley Ranch, were higher than their estimated fair values, and STN recorded impairment losses totaling approximately $30.0 million to reduce the carrying values of its investments in these joint ventures totaling $37.2 million to their fair values totaling $7.2 million.
Summarized balance sheet information for STN's joint ventures is as follows (amounts in thousands):

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STN Predecessor
Station Casinos, Inc.
December 31, 2010
Current assets	$113,439
Property and equipment and other assets, net	1,044,629
Current liabilities	1,362,724
Long-term debt and other liabilities	499,990
Shareholders' equity	(704,646)

Summarized results of operations for STN's joint ventures are as follows (amounts in thousands):

	STN Predecessor
	Station Casinos, Inc.
	Period January 1, 2011 Through June 16, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net revenues	$194,554	$411,861	$459,688
Operating costs and expenses	177,685	935,529	736,647
Operating income	16,869	(523,668)	(276,959)
Interest and other expense, net	(70,858)	(174,934)	(114,141)
Net (loss) income	$(53,989)	$(698,602)	$(391,100)
STN's share of the operating earnings (losses) from its joint ventures is shown as a separate line item after operating income on its consolidated statements of operations. For the years ended December 31, 2010 and 2009, operating losses from joint ventures includes charges of $233.3 million and $124.9 million, respectively, related to recognizing STN's 50% share of impairment charges recorded by Aliante Station in 2010 and Rancho Road, LLC and Aliante Station in 2009. STN's share of interest and other expense from joint ventures is shown as a separate component under other expense on its consolidated statements of operations, which also includes its 50% share of the joint ventures' mark-to-market valuation of their interest rate swaps that are not designated as hedging instruments. The following table identifies STN's total losses from joint ventures during the Predecessor periods (amounts in thousands):

	STN Predecessor
	Station Casinos, Inc.
	Period January 1, 2011 Through June 16, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Operating losses from joint ventures	$(945)	$(248,495)	$(127,643)
Interest and other expense from joint ventures	(15,452)	(66,709)	(40,802)
Net losses from joint ventures	$(16,397)	$(315,204)	$(168,445)
10.        Native American Development and Note Receivable
The Federated Indians of Graton Rancheria
On April 22, 2003, Predecessor entered into development and management agreements with the Federated Indians of Graton Rancheria (the “FIGR”), a federally recognized Native American tribe. Pursuant to those agreements, the Company will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected Predecessor to assist them in designing, developing and financing their project, and upon opening, the Company will manage the facility on behalf of the FIGR. As currently contemplated and as described in the Record of Decision for the environmental impact statement, the project would have a total of approximately 535,000 square feet of space, of which

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately 110,000 square feet will be casino space, and the remainder of which will be non-casino space, and may include a hotel, banquet and meeting space, multiple bars, a food court and various dining options.
The management agreement has a term of seven years from the date of the opening of the project. The Company will receive a management fee equal to 24% of the facility's net income in years one through four and 27% of the facility's net income in years five through seven. The Company will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility. The management agreement may be terminated under certain circumstances, including but not limited to, material breach, changes in regulatory or legal status, and mutual agreement of the parties. There is no provision in the management agreement allowing the FIGR to buy-out the management agreement prior to its expiration. Under the terms of the management agreement, the Company will provide training to the FIGR such that they may assume responsibility for managing the facility upon expiration of the seven-year term of the agreement.
The Company has agreed to provide certain advances for the development of the project, including, but not limited to, monthly payments to the FIGR, professional fees, consulting services, mitigation costs and design and pre-construction services fees. The Company has agreed to assist the FIGR in obtaining third-party financing for the project, however we do not expect such financing will be obtained until shortly before the project commences construction, and as such, the timing of obtaining the financing is uncertain. In addition, there can be no assurance that we will be able to obtain third-party financing for the project on acceptable terms or at all. Prior to obtaining such financing, the Company will contribute significant financial support to the project, and through December 31, 2011, the Company and Predecessor have advanced approximately $153.5 million toward the development of the project, primarily to complete the environmental impact study and secure real estate for the project, and the carrying value of these advances is included in Native American development costs on the Company's consolidated balance sheet. Predecessor began capitalizing expenditures toward the project in 2003. Advances bear interest at a rate equal to the Company's weighted cost of capital and are expected to be repaid from the proceeds of the third-party financing or from the FIGR's gaming revenues, however there can be no assurance that the advances will be repaid. With the adoption of fresh-start reporting, the carrying value of the advances was adjusted to fair value. Through the Effective Date, Predecessor paid approximately $2.0 million in payments related to the achievement of certain milestones, which were expensed as incurred, and the Company has no further commitments to pay milestone payments on this project.
Upon termination or expiration of the management and development agreements, the FIGR will continue to be obligated to repay unpaid principal and interest on the advances from the Company and Predecessor, as well as certain other amounts that may be due, such as management fees. Amounts due to the Company under the development and management agreements are secured by substantially all of the assets of the project, other than real property. In addition, the development and management agreements contain waivers of the FIGR's sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling arbitration and other remedies.
In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park (the “MOU”) under which the FIGR agreed to make certain contributions and community investments to mitigate various impacts that may arise in connection with the project, in exchange for the city's support of the project and its agreement to expend the contributions in accordance with the terms of the MOU. The MOU has a term of 20 years and is subject to automatic renewals. Under the terms of the MOU, the FIGR agreed to pay a total of approximately $17.7 million in one-time contributions, plus approximately $9.7 million in recurring annual contributions for as long as the MOU remains in effect. The contributions and community investments are designated to mitigate the impact of the project on transportation and traffic, fire protection and emergency services, law enforcement, problem gambling, schools, housing, waterways, and other impacts on the community. The FIGR's obligation to pay many of the contributions and community investments is contingent upon certain future events including commencement of project construction, completion of project construction, and opening of the project.
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
On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

“Determination”) to take certain land into trust for the benefit of the FIGR. The publication commenced a 30-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, the Stop The Casino 101 Coalition and certain individuals filed a complaint (the “Complaint”) in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint sought judicial review of the Determination. On November 17, 2008, the federal defendants and the FIGR filed their respective motions to dismiss the Complaint for lack of jurisdiction and failure to state a claim. In response, the plaintiffs filed a motion for leave to amend their Complaint, which was granted on January 26, 2009. The DOI and the FIGR filed motions to dismiss the amended Complaint on February 20, 2009, and on March 27, 2009, a hearing was held to argue such motions. On April 21, 2009, the DOI and FIGR's motions to dismiss were granted. On June 8, 2009, the plaintiffs filed an appeal (the “Appeal”) in the United States Court of Appeals for the Ninth Circuit (the “Court of Appeals”), and the DOI agreed to voluntarily stay the taking of the site into trust pending resolution of the Appeal. The plaintiffs filed their opening briefs on October 26, 2009. On November 4, 2009, the DOI filed an unopposed motion to expedite the oral argument. The DOI and FIGR then filed their answering briefs on November 25, 2009. The plaintiffs responded by filing reply briefs on December 28, 2009. Oral arguments were heard on April 15, 2010, and on June 3, 2010, the Court of Appeals affirmed the district court's dismissal of the Complaint. On July 19, 2010, the plaintiffs filed a petition for rehearing en banc. The Court of Appeals denied plaintiffs' petition on August 11, 2010. Notwithstanding the fact that plaintiffs' complaint was dismissed and land has been taken into trust for the FIGR, opponents of the project may still seek to exercise legal remedies to delay or stop the project.
On October 1, 2010, the Bureau of Indian Affairs of the U.S. Department of the Interior (the “BIA”) accepted approximately 254 acres of land owned by Predecessor into trust on behalf of the FIGR for the development of the project.
On October 1, 2010, the NIGC informed Predecessor and the FIGR that the NIGC approved the management agreement by and between the FIGR and Predecessor for Class II gaming at the planned gaming and entertainment facility. Class II gaming includes games of chance such as bingo, pull-tabs, tip jars and punch boards (and electronic or computer-aided versions of such games), and non-banked card games. A banked game is one in which players compete against the licensed gaming establishment rather than against one another. The FIGR and the Company may also pursue approval of Class III gaming, which would permit casino-style gaming at the planned facility, including banked table games, such as blackjack, craps and pai gow, and gaming machines such as slots, video poker, lotteries and pari-mutuel wagering. Pari-mutuel wagering is a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers. Class III gaming would require an approved compact (a “Class III Gaming Compact”) with the State of California and approval by the NIGC of a modification to the existing management agreement, or a new management agreement, permitting Class III, or casino-style, gaming. There can be no assurance that the project will be able to obtain, in a timely fashion or at all, the approvals from the State of California and the NIGC that are necessary to conduct Class III, or casino-style, gaming at the facility.
The following table outlines our evaluation at December 31, 2011 of each of the critical milestones necessary to complete the FIGR project. Both positive and negative evidence was considered in our evaluation.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2011
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
Status of obtaining regulatory and governmental approvals:
Tribal-State Compact
A compact is not required for Class II gaming, however the FIGR may elect to pursue a tribal-state compact for Class III gaming. In determining whether a Class III gaming compact can be entered into with the State, we considered that to the best of our knowledge there is only one tribe in the State of California that has land in trust but does not have a compact if one is desired.

Approval of gaming compact by DOI
No compact approval by DOI is required for Class II gaming, however if the FIGR elect to pursue a Class III gaming compact, DOI approval of such a compact would be required. We believe the DOI will approve a Class III compact so long as the terms and conditions thereof are consistent with compacts that have recently been approved or allowed to become effective.

Approval of management agreement by NIGC	Yes
Date	October 1, 2010
DOI accepting usable land into trust on behalf of the tribe	Yes
Date	October 1, 2010
Gaming licenses:
Type	Class II
Number of gaming devices allowed
N/A There is currently no limitation on the number of gaming devices allowed at the project, although a limitation may be imposed in the event the FIGR elect to pursue Class III gaming and enter into a compact with the State of California to do so.

City agreement
The FIGR have entered into a Memorandum of Understanding with the City of Rohnert Park under which the tribe has agreed to pay one-time and recurring mitigation contributions, subject to certain contingencies.

Date of city agreement	October 14, 2003
County and other agreements
We anticipate that the FIGR may enter into memoranda of understanding with, among others, Sonoma County and the California Department of Transportation, relating to impact mitigation. Based upon discussions with representatives of Sonoma County, we believe that Sonoma County will enter into a memorandum of understanding with the FIGR to mitigate any local impacts of the project.

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
We have evaluated the likelihood that the FIGR project will be successfully completed and opened, and have concluded that at December 31, 2011, the likelihood of successful completion is in the range of 80% to 90%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including the status of required regulatory approvals, and the progress being made toward the achievement of all milestones and the likelihood of successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that such changes will not be material. In addition, there can be no assurance that we will recover all of our investment in the

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

project even if it is successfully completed and opened for business.
North Fork Rancheria of Mono Indian Tribe
On December 8, 2003, Predecessor entered into development and management agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we have agreed to assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera.
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
On August 6, 2010, the BIA published notice in the Federal Register that the environmental impact statement for the Mono's casino and resort project had been finalized and was available for review. On September 1, 2011, the Assistant Secretary of the Interior for Indian Affairs issued his determination that gaming on the proposed site would be in the best interest of the Mono and would not be detrimental to the surrounding community. In order for the proposed site to be taken into trust by the DOI for the benefit of the Mono, the Governor of California must concur in the Assistant Secretary's determination. In the event the Governor concurs, the Assistant Secretary will proceed with a final decision on having the land taken into trust for gaming purposes. Notice of the trust decision would be published in the Federal Register together with the record of decision finalizing the environmental review process. Notwithstanding the Secretary's decision, opponents of the project may still seek to exercise their legal remedies to delay or stop the project.
Under the terms of the development agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining third-party financing, we will contribute significant financial support to the project. Our advances are expected to be repaid from the proceeds of the third-party financing or from the Mono's gaming revenues, however there can be no assurance that the advances will be repaid. Predecessor began capitalizing reimbursable advances related to this project in 2003. Through December 31, 2011, advances toward the development of the project totaled approximately $17.3 million, primarily to complete the environmental impact study and secure real estate for the project, and the carrying value of these advances is included in Native American development costs on the Company's consolidated balance sheet. Reimbursable advances by Predecessor and the Company to the Mono bear interest at the prime rate plus 1.5%. With the adoption of fresh-start reporting, the carrying value of the advances was adjusted to fair value. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through December 31, 2011, none of these payments had been made.
The management agreement has a term of seven years from the opening of the facility. The Company will receive a

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table outlines our evaluation at December 31, 2011 of each of the critical milestones necessary to complete the Mono project. Both positive and negative evidence was considered during our evaluation.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2011
Federally recognized as a tribe by the BIA	Yes
Date of recognition	Federal recognition was terminated in 1961 and restored in 1983. There is currently no evidence to suggest that recognition might be terminated in the future.
Tribe has possession of or access to usable land upon which the project is to be built
The Company has acquired usable land for the development of this project on behalf of the Mono. The land has not, however, been accepted into trust for the Mono by the DOI. In determining whether land will be taken into trust for the benefit of the Mono, we considered the Secretary's determination that gaming on the proposed site is in the best interest of the Mono and would not be detrimental to the surrounding community. We also considered that the Governor must concur in the Secretary's decision before land can be taken into trust for the benefit of the Mono.

Status of obtaining regulatory and governmental approvals:
Tribal-State Compact
A compact has been negotiated and was signed by the California governor in 2008 and will be submitted to the California Legislature for ratification after the Secretary of the Interior approves taking the land into trust. We believe that the compact will be ratified by the legislature due to the precedent set by the ratification of state-tribal gaming compacts in the past.

Approval of gaming compact by DOI
Approval of the gaming compact by the DOI is expected to occur after the compact has been ratified by the California Legislature. We believe the DOI will approve the compact because the terms and conditions thereof are consistent with past compacts that have been approved.

Record of decision regarding environment impact published by BIA
ROD regarding the Environmental Impact Statement for the project has not yet been published by the BIA. We cannot predict the timing of the issuance of the ROD. There is currently no evidence to suggest that a favorable ROD will not be issued. In determining that a favorable ROD will be issued and published, we have considered the extensive Environmental Impact Statement that was prepared and the Secretary's determination that gaming on the proposed site is in the best interest of the Mono and is not detrimental to the surrounding community.

BIA accepting usable land into trust on behalf of the tribe
It is anticipated that the land will be accepted into trust by the DOI after the issuance of the ROD. We cannot, however, predict when these events will occur. There is currently no evidence to indicate that the land will not be accepted into trust. In determining that it is probable that the DOI will accept the land into trust, we considered the Secretary's decision concerning gaming on the land. We have also considered, however, the need for the Governor's concurrence and the opposition to the project by other tribes in close proximity to the proposed site.

Approval of management agreement by NIGC
Approval of the management agreement by the NIGC is expected to occur following the BIA's acceptance of the land into trust. We believe the management agreement will be approved because the terms and conditions thereof are acceptable under IGRA and are consistent with previously approved management agreements.

Gaming licenses:
Type
Current plans for the project include Class III gaming, which requires a compact with the State of California and the approval of the NIGC. The compact is subject to the ratification of the California legislature. There is currently no evidence to indicate that the California legislature will not ratify the compact. (See comments above.)

Number of gaming devices allowed	The compact signed by California's governor permits a maximum of 2,000 slot machines at the facility as currently contemplated, with an option to expand to 2,500 total machines.
Agreements with local authorities
The Mono have entered into Memoranda of Understanding with the City of Madera, the County of Madera and the Madera Irrigation District under which the Mono agreed to pay one-time and recurring mitigation contributions, subject to certain contingencies.

The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurance as to when, or if, these approvals will be obtained. We currently estimate that construction of the facility may begin in the second half of 2013 and we estimate that the facility would

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We have evaluated the likelihood that the Mono project will be successfully completed and opened, and have concluded that at December 31, 2011, the likelihood of successful completion is in the range of 60% to 70%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that we will recover all of our investment in the project even if it is successfully completed and opened for business.
Mechoopda Indian Tribe
On January 12, 2004, Predecessor entered into development and management agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, Predecessor agreed to assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California.
Under the terms of the development agreement, Predecessor agreed to arrange the financing for the ongoing development costs and construction of the facility. Through December 31, 2011, advances to the MITCR toward development of the project totaled approximately $12.3 million, primarily to complete the environmental assessment and secure real estate for the project. The advances to the MITCR bear interest at prime plus 2%, and are to be repaid from the proceeds of third-party project financing or from the MITCR's gaming revenues. In addition, Predecessor agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. Through December 31, 2011, $50,000 of these payments had been made by Predecessor and were expensed as incurred. In 2009, all amounts that were advanced to the MITCR were written off by Predecessor due to changes in the economic climate which resulted in a revision of the expected potential of the project. Prior to the Effective Date, Predecessor discontinued funding for the development of the facility and the Company anticipates terminating the agreements.
Gun Lake Tribe
We manage the Gun Lake Casino (“Gun Lake”) in Allegan County, Michigan, on behalf of the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe. The Gun Lake Casino, which opened in February 2011, is located on approximately 147 acres on U.S, Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan, and includes approximately 1,500 slot machines, 28 table games and various dining options.
On November 13, 2003, Predecessor agreed to purchase a 50% interest in MPM, a Michigan limited liability company. On July 31, 2000, MPM entered into development and management agreements with the Gun Lake Tribe, pursuant to which MPM agreed to assist the tribe in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. The Sixth Amended and Restated Management Agreement dated July 12, 2010 (the “Gun Lake Management Agreement”) has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM operating agreement, the Company's portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.
MPM is considered a variable interest entity under the provisions of ASC Topic 810, Consolidation (“ASC Topic 810”). Under the terms of the MPM operating agreement, Predecessor was required to provide the majority of MPM's financing. In addition, based on a qualitative analysis, the Company believes it directs the most significant activities that impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that could potentially be significant to MPM. As a result, the Company is considered the primary beneficiary of MPM as defined in ASC Topic 810 and therefore consolidates MPM in its consolidated financial statements. The creditors of MPM have no recourse to the general

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credit of the Company, and the assets of MPM may be used only to settle obligations of MPM.
In accordance with the development agreement, MPM made reimbursable advances to Gun Lake for the development of the project. Approximately $42.8 million of the advances, including principal and accrued interest, were repaid in July 2010 from the proceeds of the project's third-party financing. At the project's opening date, $21.3 million in reimbursable development costs remained outstanding, and upon opening of the facility and transfer of the project to the Gun Lake Tribe, this amount was reclassified to Native American notes receivable on Predecessor's consolidated balance sheet. With the adoption of fresh-start reporting, the carrying value of the note was adjusted to $32.5 million, which represented the estimated fair value of the note. During the Successor period June 17, 2011 through December 31, 2011, Gun Lake repaid the remaining balance due on the note in full, including principal and accrued interest. Pursuant to the terms of the note, the interest rate was retroactively reduced to prime rate plus 2% as a result of the prepayment of the note within 30 months of the commencement of gaming at the project.
Impairment of Native American Project Costs and Related Capitalized Interest
During the year ended December 31, 2009, the Company determined that a total of $13.0 million in advances and capitalized interest related to the MITCR Native American development agreement was not recoverable, and the carrying value of the project was written down to its fair value, which approximated the fair value of the land. The fair value of the land is included in land held for development in the accompanying consolidated balance sheets. The fair value of the land was estimated using traditional real estate valuation techniques based on Level 3 inputs under ASC Topic 820.
11.        Management Fee Revenue
Station is the managing partner of Barley's, The Greens and Wildfire Lanes and receives a management fee equal to 10% of EBITDA from these properties. The Company's management fee revenue also includes fees earned by its 50% owned consolidated investee, MPM, for the management of Gun Lake Casino, which opened February 10, 2011. MPM is a variable interest entity and is required to be consolidated. MPM receives a management fee equal to 30% of Gun Lake's net income (as defined in the management agreement).
Prior to the Effective Date, STN earned management fees from Barley's, The Greens, Wildfire Lanes and Gun Lake under the arrangements described above. In addition, STN's management fee revenue for the years ended December 31, 2010 and 2009 includes fees earned from Thunder Valley, which STN managed on behalf of the United Auburn Indian Community. Under the Thunder Valley management agreement, which expired in June 2010, STN received a management fee equal to 24% of net income (as defined in the management agreement). STN was also the managing partner for Green Valley Ranch and Aliante Station, however, as a result of debt-related cash restrictions at those properties, STN recognized no management fee revenue from those properties during the Predecessor periods.
Management fees are included in net revenues on Station's consolidated statements of operations, and are recognized when the services have been performed, the amount of the fee is determinable, and collectability is reasonably assured.
12.        Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	Successor	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	December 31, 2011	December 31, 2010
Accrued payroll and related	25,253	$26,416	$3,399
Accrued gaming and related	36,342	27,040	5,901
Other accrued expenses and current liabilities	30,567	38,812	6,218
Total accrued expenses and other current liabilities	$92,162	$92,268	$15,518

13.        Notes Payable to Members

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Predecessors

Effective January 1, 2009, GVR Predecessor entered into promissory notes totaling $10.0 million payable to its members. The notes accrued interest at an annual rate of 5.0% and matured on January 1, 2011. These notes were subordinate to GVR Predecessor's senior secured debt and interest rate swaps, and as a result of GVR Predecessor's default on its senior secured debt and interest rate swaps, the notes and accrued interest thereon were not paid upon maturity and the noteholders received no distributions under the GVR Plan.

14.        Due to Station Casinos, Inc., net

Predecessors

Due to Station Casinos, Inc., net, represents amounts due to STN Predecessor from GVR Predecessor, including management fees and shared services expenses.

GV Ranch Station, Inc., a subsidiary of STN, was the managing member of GVR Predecessor, and subject to certain limitations set forth in the credit documentation governing GVR Predecessor's senior secured debt, was generally entitled to receive a management fee for its services equal to 2% of GVR Predecessor's gross revenues (as defined in the Green Valley Ranch Gaming, LLC operating agreement) and approximately 5% of GVR Predecessor's EBITDA. Management fees incurred by GVR Predecessor totaled approximately $3.1 million, $6.0 million and $6.7 million for the Predecessor period January 1, 2011 through June 16, 2011, and the years ended December 31, 2010 and 2009, respectively. As a result of the occurrence of certain events of default under GVR Predecessor's credit facility, it was not permitted to pay any accrued management fees to GV Ranch Station subsequent to December 31, 2009.

In addition, STN provided various shared services to GVR Predecessor such as purchasing, human resources, advertising and information technology, and allocated the costs of the shared services to GVR Predecessor. GVR Predecessor's expenses related to these shared services totaled approximately $2.4 million, $6.8 million and $7.8 million for Predecessor period January 1, 2011 through June 16, 2011, and for the years ended December 31, 2010 and 2009, respectively. GVR Predecessor also occasionally bought and sold slot machines and other equipment at net book value from STN Predecessor. At December 31, 2010, GVR Predecessor's amounts payable to STN Predecessor totaled approximately $7.7 million.

15.        Long-term Debt and Liabilities Subject to Compromise
Successor
Long-term debt consists of the following (amounts in thousands):

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor
Station Casinos LLC
December 31, 2011
Propco Term Loan Tranche B-1, due June 17, 2016, interest at a margin above LIBOR or base rate (3.30% at December 31, 2011), net of unamortized discount of $25.0 million	$169,952
Propco Term Loan Tranche B-2, due June 17, 2016, interest at a margin above LIBOR or base rate (4.30% at December 31, 2011), net of unamortized discount of $77.7 million	668,520
Propco Term Loan Tranche B-3, due June 17, 2016, interest at a margin above LIBOR or base rate (2.37% at December 31, 2011), net of unamortized discount of $123.6 million (a)	501,369
Propco Revolver due June 17, 2016, interest at a margin above LIBOR or base rate (3.86% at December 31, 2011), net of unamortized discount of $7.9 million	71,010
Opco Term Loan, due June 17, 2016, interest at a margin above LIBOR or base rate (3.29% at December 31, 2011), net of unamortized discount of $42.6 million	344,763
Opco Revolver, due June 17, 2016, interest at a margin above LIBOR or base rate (5.25% at December 31, 2011)	3,600
GVR First Lien Term Loan, due June 17, 2016, interest at a margin above LIBOR or base rate (6.25% at December 31, 2011)	206,425
GVR First Lien Revolver, due June 17, 2016, interest at a margin above LIBOR or base rate (7.00% at December 31, 2011)	4,200
GVR Second Lien Term Loan, due June 17, 2017, interest at a margin above LIBOR or base rate (10.00% at December 31, 2011)	90,000
Restructured Land Loan, due June 16, 2016, interest at a margin above LIBOR or base rate (3.80% at December 31, 2011), net of unamortized discount of $17.5 million	88,950
Other long-term debt, weighted-average interest of 3.95% at December 31, 2011, maturity dates ranging from 2012 to 2027	46,438
Total long-term debt	2,195,227
Current portion of long-term debt	(16,380)
Total long-term debt, net	$2,178,847
________________________________
(a) Effective January 3, 2012, the Tranche B-3 term loan was converted to fixed rate senior notes at the election of the lenders.
Effective June 17, 2011, the Company and its subsidiaries entered into:

•
A new credit agreement (the “Propco Credit Agreement”) with Deutsche Bank AG Cayman Islands Branch, as administrative agent, the other lender parties thereto (collectively, the “Mortgage Lenders”), consisting of a term loan facility in the principal amount of $1.575 billion and a revolving credit facility in the amount of $125 million; and

•
A new credit agreement (the “Opco Credit Agreement”) with Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the other lender parties there to, consisting of approximately $436 million in aggregate principal amount of term loans and a revolving credit facility in the amount of $25 million; and

•
An amended and restated credit agreement (the “Restructured Land Loan”) with the Deutsche Bank AG Cayman Islands Branch and JPMorgan Chase Bank, N.A. as initial lenders (the “Land Loan Lenders”), consisting of a term loan facility with a principal amount of $105 million; and

•
A new first lien credit agreement with Jefferies Finance LLC and Goldman Sachs Lending Partners LLC, as initial lenders (collectively, the “GVR Lenders”), consisting of a revolving credit facility in the amount of $10 million (the “GVR First Lien Revolver”) and a term loan facility in the amount of $215 million (the “GVR First Lien Term Loan and together with the GVR First Lien Revolver, the “GVR First Lien Credit Agreement”), and a new second lien credit agreement with the GVR Lenders with a term loan facility in the amount of $90 million (the “GVR Second Lien Term Loan” and together with the GVR First Lien Credit Agreement, the “GVR Credit Agreements”).

The Propco Credit Agreement, Opco Credit Agreement, the Restructured Land Loan, and the GVR Credit Agreements are referred to herein as the “Credit Agreements”. The Credit Agreements contain a number of covenants that impose

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

significant operating and financial restrictions on the Company, including restrictions on the Company and its subsidiaries' ability to, among other things: (a) incur additional debt or issue certain preferred units; (b) pay dividends on or make certain redemptions, repurchases or distributions in respect of the Company's membership interests or make other restricted payments; (c) make certain investments; (d) sell certain assets; (e) create liens on certain assets; (f) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and (g) enter into certain transactions with its affiliates. In addition, the Credit Agreements contain certain financial covenants, including minimum interest coverage ratio, total leverage ratio and maximum capital expenditures.
The Credit Agreements also contain certain events of default including, among other things, nonpayment of principal when due; nonpayment of interest, fees or other amounts after a five business day grace period; material inaccuracy of representations and warranties; violation of covenants (subject, in the case of certain covenants, to certain grace periods); cross‑default; bankruptcy events; certain Employee Retirement Income Security Act events; material judgments; and a change of control.
Propco Credit Agreement

As of the Effective Date, the Company, as borrower, entered into the Propco Term Loan and the Propco Revolver. The Propco Term Loan originally had three tranches: Tranche B-1 in the principal amount of $200 million, Tranche B-2 in the principal amount of $750 million and Tranche B-3 in the principal amount of $625 million. The initial maturity date of the loans made under the Propco Credit Agreement is on the fifth anniversary of the Effective Date but may be extended for two additional one-year periods, subject to the absence of defaults, accuracy of representations and warranties, payment of an extension fee equal to 1.00% of the outstanding principal amount of the term loans, plus the revolving credit commitments, for each extension, and pro forma compliance with total leverage and interest coverage ratios. Effective January 3, 2012, the lenders elected (a) to fix the interest rate on the Tranche B-3 loan, and (b) to exchange all of such fixed rate Tranche B-3 loans for senior unsecured notes in a form suitable for resale under Rule 144A of the Securities Act of 1933, as amended (the "Senior Notes"). See the Senior Notes section below for additional information.

Interest accrues on the principal balance of the outstanding amounts under the Tranche B-1 loans at the rate per annum, as selected by the Company, of not more than LIBOR plus 3.00% or base rate plus 2.00% for the first three years of the term; LIBOR plus 3.50% or base rate plus 2.50% for the fourth and fifth year; LIBOR plus 4.50% or base rate plus 3.50% in the sixth year if the Company elects to exercise the first optional extension of the maturity of the loans; and LIBOR plus 5.50% or base rate plus 4.50% for the seventh year if the Company elects to exercise the second optional extension of the maturity of the loans. The base rate is subject to a floor equal to one-month LIBOR plus 1.00%. Interest accrues on the Tranche B-2 loan at a rate per annum, as selected by the Company of not more than LIBOR plus 4.00% or base rate plus 3.00%. Interest accrues on the principal balance of the outstanding amounts under the Propco Revolver at the rate per annum, as selected by the Company, of not more than LIBOR plus 3.00% or base rate plus 2.00%. Additionally, the Company is subject to a fee of 0.50% for the unfunded portion of the Propco Revolver. The Company is required to hedge 50% of the outstanding principal balance of the term loans for a period of no less than three years from the date of entry into the applicable swap. Pursuant to this requirement, the Company entered into a floating-to-fixed interest rate swap with a notional amount of $850 million (such notional amount reducing over the life of the arrangement), terminating July 1, 2015, which effectively converts a portion of its floating-rate debt to a fixed rate. Under the terms of the interest rate swap, the Company pays a fixed rate of approximately 1.29% and receive one-month LIBOR. (See Note 16—Derivative Instruments).

The Propco Credit Agreement contains certain financial and other covenants, including a total leverage ratio and a minimum interest coverage ratio in each case with testing beginning with the fiscal quarter ending December 31, 2012. The Propco Credit Agreement also limits capital expenditures. The Company is in compliance with all Propco Credit Agreement covenants as of December 31, 2011. The Company is not required to make principal payments prior to maturity of the Propco Credit Agreement other than (a) quarterly payments of an amount equal to 0.25% of the aggregate principal amount of the Tranche B-1 and Tranche B-2 loans outstanding on the Effective Date, (b) prepayments of the Tranche B-1 loans (and Tranche B-2 loans after Tranche B-1 has been paid in full) of 75% of excess cash flow, net of a credit for payments made pursuant to (a) above, if the total leverage ratio is equal to or greater than 6.00:1.00, 50% of excess cash flow if the total leverage ratio is less than 6.00:1.00 but greater than or equal to 4.00:1.00, or 25% if the total leverage ratio is less than 4.00:1.00; (c) prepayments with proceeds of certain asset sales, events of loss, incurrence of debt and equity issuances, and (d) prepayments of the Propco Revolver of unrestricted cash in excess of $15 million (which do not permanently reduce the revolving loan commitment) .

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Senior Notes
Effective January 3, 2012, the Mortgage Lenders elected (a) to fix the interest rate on the Tranche B-3 loan, and (b) to exchange all of such fixed rate Tranche B-3 loan for the Senior Notes. Interest accrues on the Senior Notes at an initial annual rate of 3.65%, increasing to 3.66% on June 16, 2012, 3.67% on June 16, 2013, 4.87% on June 16, 2014, 7.2% on June 16, 2016 and 9.54% on June 16, 2017. To the extent the Company has not repaid the Senior Notes, it will be required to pay a duration fee equal to 1% of the then outstanding aggregate principal amount of the Senior Notes on June 17, 2016 and June 19, 2017. The Senior Notes are guaranteed by the Company's restricted subsidiaries that are guarantors under the Propco Credit Agreement, which are the Company's subsidiaries that own Red Rock, Palace Station, Boulder Station and Sunset Station, and NP Development LLC and NP Losee Elkhorn Holdings LLC. The Senior Notes are redeemable at any time after December 31, 2012 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and the Company is required to offer to purchase the notes at 100% of the principal amount plus accrued interest thereon in the event of certain change of control transactions and with certain proceeds of asset sales.
The indenture governing the Senior Notes contains certain financial and other covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to make restricted payments or investments, incur additional indebtedness or issue disqualified stock or create subordinated indebtedness that is not subordinated to the Senior Notes or the guarantees, create liens, transfer and sell assets, merge, consolidate or dispose of substantially all of their assets, enter into certain transactions with affiliates, engage in lines of business other than their core business and related businesses, and create restrictions on dividends and other payments by the restricted subsidiaries.
Opco Credit Agreement
As of the Effective Date, a subsidiary of the Company, NP Opco LLC (“Opco”), as borrower, entered into the Opco Credit Agreement consisting of (a) a term loan facility in the principal amount of approximately $435.7 million (the “Opco Term Loan”), and (b) a revolving credit facility in the maximum amount of $25 million, the availability of which is subject to standard continuing conditions (the “Opco Revolver”). Opco has the option, after the first anniversary of the Effective Date, to solicit lending commitments to increase the amount of the Opco Revolver by up to an additional $25 million. The initial maturity date is the fifth anniversary of the Effective Date but may be extended for two additional one-year periods, subject to the absence of defaults, accuracy of representations and warranties, payment of a 1% extension fee for each extension, and pro forma compliance with total leverage and interest coverage ratios. Interest accrues on the principal balance of loans at the rate per annum, as selected by Opco, of not more than LIBOR plus 3.00% or base rate plus 2.00% for the first three years of the term; LIBOR plus 3.50% or base rate plus 2.50% for the fourth and fifth year; LIBOR plus 4.50% or base rate plus 3.50% for the sixth year if Opco elects to exercise the first optional extension of the maturity of the loans; and LIBOR plus 5.50% or base rate plus 4.50% for the seventh year if Opco elects to exercise the second optional extension of the maturity of the loans. The base rate is subject to a floor equal to one-month LIBOR plus 1.00%. Additionally, Opco is subject to a fee of 0.50% for the unfunded portion of the Opco Revolver. Opco is required to hedge 50% of the outstanding principal balance of its term loan for a period no less than three years from the date of entry into the applicable swap. Pursuant to this requirement, Opco entered into a floating-to-fixed interest rate swap with a notional amount of $260.5 million (such notional amount reducing over the life of the arrangement), terminating July 1, 2015, which effectively converts a portion of its floating-rate debt to a fixed rate. Under the terms of the interest rate swap, Opco pays a fixed rate of approximately 1.34% and receive one-month LIBOR (See Note 16—Derivative Instruments).
The Opco Credit Agreement contains certain financial and other covenants. These include a maximum total leverage ratio and a minimum interest coverage ratio, which covenants commence on the earlier of 18 months after the Effective Date or the date on which aggregate investments by Opco deemed to have been made due to the designation of restricted subsidiaries as unrestricted subsidiaries exceed $10 million. The Opco Credit Agreement also limits capital expenditures. The Company is in compliance with all Opco Credit Agreement covenants as of December 31, 2011. Opco is not required to make principal payments prior to the maturity of the Opco Credit Agreement other than (a) quarterly payments of $663,768 for application to the Opco Term Loan, (b) commencing with the fiscal year ended December 31, 2011, annual prepayments of 75% of excess

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash flow, net of a credit for payments made pursuant to (a) above, if the total leverage ratio is equal to or greater than 3.50:1.00, 50% of excess cash flow if the total leverage ratio is less than 3.50:1.00 but greater than or equal to 2.50:1.00, or 25% if the total leverage ratio is less than 2.50:1.00; (c) prepayments with proceeds of certain asset sales, reimbursements of investments, events of loss, incurrence of debt and equity issuances; and (d) prepayments of the Opco Revolver of unrestricted cash in excess of $7.5 million (which do not permanently reduce the revolving loan commitment).
The Opco Credit Agreement is guaranteed by NP Opco Holdings LLC (“Opco Holdings”) and all subsidiaries of Opco except unrestricted subsidiaries. The Opco Credit Agreement is secured by a pledge of Opco equity, together with all tangible and intangible assets of Opco Holdings, Opco and its subsidiaries (other than property of unrestricted subsidiaries and subject to limitations required by applicable gaming laws).
Restructured Land Loan
As of the Effective Date, an indirect wholly owned subsidiary of the Company, CV PropCo, LLC (“CV Propco”), as borrower, entered into the Restructured Land Loan in the principal amount of $105 million. The initial maturity date of the Restructured Land Loan is June 16, 2016. Interest accrues on the principal balance at the rate per annum, at the option of the Company of LIBOR plus 3.50% or base rate plus 2.50% for the first five years; LIBOR plus 4.50% or base rate plus 3.50% for the sixth year if CV Propco elects to exercise the first optional extension of the maturity of the loans; and LIBOR plus 5.50% or base rate plus 4.50% in the seventh year if CV Propco elects to exercise the second optional extension of the maturity of the loans. All interest on the Restructured Land Loan will be paid in kind for the first five years. CV Propco has two options to extend the maturity date for an additional year to be available subject to absence of default, payment of up to 1.00% extension fee for each year, a step-up in interest rate to not more than LIBOR plus 4.50% or base rate plus 3.50% in the sixth year and not more than LIBOR plus 5.50% or base rate plus 4.50% in the seventh year. Interest accruing in the sixth and seventh years shall be paid in cash. There is no scheduled minimum amortization prior to final stated maturity, but the Restructured Land Loan is subject to mandatory prepayments with excess cash and, subject to certain exceptions, with casualty or condemnation proceeds. The Restructured Land Loan is guaranteed by NP Tropicana LLC (an indirect subsidiary of the Company), NP Landco Holdco LLC (a subsidiary of the Company and parent of CV Propco and NP Tropicana LLC) and all subsidiaries of CV Propco and secured by a pledge of CV Propco and NP Tropicana LLC equity and all tangible and intangible assets of NP Tropicana LLC, NP Landco Holdco LLC and CV Propco and its subsidiaries, principally consisting of land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding the Wild Wild West Gambling Hall and Hotel (“Wild Wild West”), and the leasehold interest in the land on which the Wild Wild West is located. The land carry costs of CV Propco are supported by the Company under a limited support agreement and recourse guaranty (the “Limited Support Agreement”) that provides for a guarantee from the Company to the Land Loan Lenders of: (a) the net operating costs of CV Propco and NP Tropicana LLC, including (i) timely payment of all capital expenditures, taxes, insurance premiums, other land carry costs and indebtedness (excluding debt service for the Restructured Land Loan) payable by CV Propco and (ii) rent, capital expenditures, taxes, management fees, franchise fees, maintenance, operations and ownership payable by NP Tropicana LLC; and (b) certain recourse liabilities of CV Propco and NP Tropicana LLC under the Restructured Land Loan, including, without limitation, payment and performance of the Restructured Land Loan in the event any of CV Propco, NP Landco Holdco LLC or NP Tropicana LLC files or acquiesces in the filing of a bankruptcy petition or similar legal proceeding. As part of the consideration for the Land Loan Lenders' agreement to enter into the Restructured Land Loan, CV Propco and NP Tropicana LLC issued warrants to the Land Loan Lenders (or their designees) for up to 60% of the outstanding equity interests of each of CV Propco and NP Tropicana LLC exercisable for a nominal exercise price commencing on the earlier of (i) the date that the Restructured Land Loan is repaid, (ii) the date CV Propco sells any land to a third party, and (iii) the fifth anniversary of the Restructured Land Loan.
GVR Credit Agreements
As of the Effective Date, Station GVR Acquisition, LLC, as borrower (“GVR Borrower”), entered into the GVR First Lien Credit Agreement which consists of a $10 million revolving credit facility (the “GVR Revolver”) and a $215 million term loan (the “GVR First Lien Term Loan” and together with the GVR Revolver, the “GVR First Lien Loan”) and the GVR Second Lien Credit Agreement consisting of a $90 million term loan (the “GVR Second Lien Loan” and together with the GVR First Lien Loan, the “GVR Loans”). The maturity date of the GVR First Lien Loan is the fifth anniversary of the Effective Date and the maturity date of the GVR Second Lien Loan is the sixth anniversary of the Effective Date. The GVR First Lien Term Loan has scheduled quarterly minimum amortization payments in the amount of 1% per annum. There are no scheduled minimum amortization payments of the second lien term loan prior to final stated maturity. The GVR Loans are subject to customary mandatory prepayments, including sale of equity or issuance of debt and commencing with the fiscal year ended December 31,

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2011, annual prepayments of 75% of excess cash flow if the total leverage ratio is equal to or greater than 4.50:1.00, 50% of excess cash flow if the total leverage ratio is less than 4.50:1.00, in each case, to maintenance of minimum liquidity of $3 million. Interest accrues on the GVR First Lien Loan at the rate per annum, at the option of the Company of LIBOR plus 4.75% with a 1.50% LIBOR floor or base rate plus 3.75% with a 2.50% base rate floor and interest accrues on the GVR Second Lien Loan at the rate per annum, at the option of the Company of LIBOR plus 8.50% with a 1.50% LIBOR floor or a base rate plus 7.50% with a 2.50% base rate floor. The GVR Borrower is required to hedge 50% of the outstanding principal balance of its term loan for a period no less than two years from the date of entry into the applicable swap. Pursuant to this requirement, the GVR Borrower entered into a floating-to-fixed interest rate swap with a notional amount of $228.5 million (such notional amount reducing over the life of the arrangement), terminating July 1, 2015, which effectively converts a portion of its floating-rate debt to a fixed rate. Under the terms of the interest rate swap, the GVR Borrower pays a fixed rate of approximately 2.03% and receives one-month LIBOR, subject to a minimum of 1.50% (See Note 16—Derivative Instruments).
The GVR Credit Agreements contain certain financial and other covenants including a maximum total leverage ratio and a fixed charge coverage ratio. The GVR Credit Agreements also limits capital expenditures. The GVR Loans are guaranteed by all subsidiaries of GVR Borrower and its immediate parent company, GVR Holdco 1 LLC (“GVR Holdco”) and is secured by first lien and second lien pledges of GVR Borrower equity, together with first and second priority liens on all tangible and intangible assets of GVR Holdco and its subsidiaries that may be pledged as collateral pursuant to applicable law. At December 31, 2011, the GVR Borrower is in compliance with all covenants related to the GVR Credit Agreements.
Corporate Office Lease
On the Effective Date, we assumed STN's lease agreement related to the corporate office building, which STN had entered into in 2007 pursuant to a sale-leaseback arrangement with a third-party real estate investment firm. The lease had an initial term of 20 years with four options to extend the lease, each option for an extension of five years. The lease also contains two options for the Company to repurchase the corporate office building, one option at the end of the fifth year of the original lease term and a second option at the end of the tenth year of the original lease term, which is considered continuing involvement under the authoritative guidance for accounting for sale-leaseback transactions involving real estate. Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction,. Upon the adoption of fresh-start reporting, the estimated fair value of the corporate office building was recorded within property and equipment, net on the Company's consolidated balance sheet, and an offsetting liability was recorded as a component of other long-term debt. The corporate office building is being depreciated according to Station's policy, and the lease payments are recognized as principal and interest payments on the long-term debt. The lease payment in effect during the Successor period June 17, 2011 through December 31, 2011 was $2.9 million on an annualized basis, which will increase by approximately 1.25% annually to approximately $3.8 million in the final year of the original term. Minimum lease payments related to this lease for the years ended December 31, 2012, 2013, 2014, 2015 and 2016, respectively, are approximately, $3.0 million, $3.1 million, $3.2 million, $3.3 million and and $3.3 million. During the Successor period June 17, 2011 through December 31, 2011, the Company recorded interest expense of $0.8 million related to this lease.
Scheduled principal maturities of the Company’s long-term debt for each of the next five years and thereafter as of December 31, 2011 are as follows (amounts in thousands):

Years ending December 31,
2012	$16,380
2013	16,827
2014	16,802
2015	16,962
2016	2,388,788
Thereafter	33,871
$2,489,630
Borrowing Availability
At December 31, 2011, the Company's borrowing availability was $38.0 million under the Propco Credit Agreement, $17.9 million under the Opco Credit Agreement, and $5.8 million under the GVR Credit Agreement.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STN Predecessor

STN Predecessor
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
______________________________

(a)
Certain long-term debt was subject to compromise as a result of the Chapter 11 Case and was classified as liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2010 as described below.

CMBS Loans
In connection with STN's merger transaction, on November 7, 2007, a number of wholly owned unrestricted direct and indirect subsidiaries of Predecessor (collectively, the “CMBS Borrower”) entered into a mortgage loan and related mezzanine financings in the aggregate principal amount of $2.475 billion (the “CMBS Loans”), for the purpose of financing the merger consideration payable to Predecessor's stockholders upon consummation of the merger and paying fees and expenses incurred in connection with the merger. The CMBS Loans were secured by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the “CMBS Property”).
Land Loan
On February 7, 2008, CV Propco, a wholly owned, indirect unrestricted subsidiary of STN Predecessor, as borrower, entered into a $250 million delay-draw term loan which was collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the “Land Loan”). The Land Loan contains no principal amortization and matured on February 7, 2011. At closing, $200 million was drawn with the remaining $50 million drawn in June 2008. The proceeds were used to fund a distribution to Predecessor, establish an interest reserve and pay transaction expenses. Borrowings under the Land Loan bore interest at LIBOR plus 5.5% per annum or at the Alternate Base Rate (as defined in the Land Loan) plus 3.5% per annum, which included an additional 2% default rate, at the borrower's election. The borrower was required to hedge the interest rate such that LIBOR would not exceed 6.5%. As a result, the borrower entered into two interest rate swap agreements with notional amounts of $200 million and $50 million in which the

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

borrower paid a fixed LIBOR rate of 3.0% and 3.7%, respectively, and received one-month LIBOR. These interest rate swaps were early terminated in November 2009.
Credit Facility
In connection with its merger transaction in November 2007, STN, as borrower, entered into a $900 million senior secured credit agreement (the “Credit Facility”) consisting of a $650 million revolving facility (the “Revolver”) and a $250 million term loan (the “Term Loan”). The maturity date for both the Term Loan and the Revolver was August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Facility). The Term Loan required quarterly principal payments of $625,000. The Revolver contained no principal amortization. Borrowings under the Credit Facility bore interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Facility), as selected by STN. The margin above such rates, and the fee on the unfunded portions of the Revolver, varied quarterly based on STN's total debt to Adjusted EBITDA (as defined in the Credit Facility).
Senior and Senior Subordinated Notes
The indentures (the “Indentures”) governing STN's $2.3 billion in aggregate principal amount of Senior and Senior Subordinated Notes contained certain customary financial and other covenants, which limited STN's ability to incur additional debt.
Beginning on February 1, 2009, STN ceased making schedule interest payments on the Senior and Senior Subordinated Notes, resulting in an event of default under the indentures governing such indebtedness. As a result of the filing of the Chapter 11 Case, the Senior and Senior Subordinated Notes were accelerated and were due and payable, subject to the bankruptcy stay.
Liabilities Subject to Compromise
Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date are stayed and certain other pre-petition contractual obligations were not be enforceable against the Debtors without approval of the Bankruptcy Court. In accordance with ASC Topic 852, these liabilities were classified as liabilities subject to compromise in the Predecessor's consolidated balance sheet as of December 31, 2010, and were adjusted to the expected amount of the allowed claims. The expected amount of the allowed claims for certain liabilities subject to compromise differed from their prepetition carrying amounts mainly as a result of the write-off of approximately $185.7 million in debt discounts during the year ended December 31, 2009 and the reversal of approximately $88.6 million in nonperformance risk adjustments that had previously been included in the pre-petition fair values of the interest rate swap liabilities in accordance with ASC Topic 820. Adjustments to the claims may result from negotiations, payments authorized by the Bankruptcy Court, interest accruals, or other events. As of December 31, 2010, certain pre-petition liabilities included in liabilities subject to compromise had been reduced or increased as a result of the payment of certain accounts payable and notes payable as allowed by the court, and as a result of non-cash adjustments of the expected amount of the allowed claims related to interest rate swap liabilities. In addition, during the year ended December 31, 2010, a $6.2 million settlement liability related to a pre-petition litigation matter was recorded. Liabilities subject to compromise were subject to the treatment set forth in the SCI Plan and are classified separately from long-term obligations and current liabilities on the accompanying consolidated balance sheet as of December 31, 2010.
At December 31, 2010, liabilities subject to compromise consisted of the following (in thousands):

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STN Predecessor
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

GVR Predecessor
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
____________________________

(a)	Interest rates include an additional 2.0% default rate.
GVR Predecessor's long-term debt includes a first lien term loan due February 2014 (the “First Lien”) and a second lien term loan due August 2014 (the “Second Lien”), collectively, the “GVR Credit Facility”. The First Lien provided for quarterly principal payments of approximately $1.4 million, which began on June 30, 2007, and contained certain financial and other covenants, including the maintenance of Consolidated Coverage Ratios and Leverage Ratios, as defined. Borrowings under the First Lien and Second Lien bear interest at a margin above the Base Rate or LIBOR, as defined. The Credit Facility

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was secured by substantially all of the assets of GVR Predecessor.
In February 2010, GVR Predecessor did not make a required payment on its interest rate swap and as a result, an event of default occurred under the First Lien and Second Lien components of the GVR Credit Facility. In addition, as a consequence of GVR Predecessor's failure to timely make the required payment on the swap, the counterparty terminated such swap effective March 16, 2010, which resulted in an additional event of default under the First Lien and Second Lien components of the GVR Credit Facility on such date. Moreover, during 2010 GVR Predecessor failed to make required principal and interest payments in the amount of $5.5 million and $43.0 million, respectively on the First Lien and Second Lien components of the GVR Credit Facility. As a result, additional events of default occurred under the First Lien and Second Lien components of the GVR Credit Facility. The foregoing events of default had not been cured as of December 31, 2010 and as a result of the foregoing, GVR Predecessor was in default under the GVR Credit Facility and, accordingly, classified the debt thereunder as current in its balance sheet at December 31, 2010.
16.        Derivative Instruments
Successor
The Company's objective in using derivative instruments is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as a primary part of its cash flow hedging strategy. The Company's interest rate swaps utilized as cash flow hedges involve the receipt of variable-rate payments in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not use derivative financial instruments for trading or speculative purposes and has no derivative instruments that are not designated in hedging relationships.
In July 2011, the Company entered into three floating-to-fixed interest rate swaps with initial notional amounts totaling $1.3 billion which effectively convert a portion of its floating-rate debt to fixed rates. Under the terms of the swap agreements, the Company pays fixed rates ranging from 1.29% to 2.03% and receives variable rates based on one-month LIBOR (subject to a minimum of 1.50% for one swap with an initial notional amount of $228.5 million). The agreements terminate in 2015, and the notional amounts decrease over the life of the arrangements. The Company designated these interest rate swaps as cash flow hedges in accordance with the accounting guidance in ASC Topic 815. As of December 31, 2011, the Company had not posted any collateral related to these agreements, however the Company's obligations under the swaps are subject to the security and guarantee arrangements applicable to the related credit agreements.
Each swap agreement contains cross-default provisions under which the Company could be declared in default on its obligations under such agreement if certain conditions of default exist on the related Credit Agreement. As of December 31, 2011, the termination value of the interest rate swaps was a net liability of $23.4 million which represents the amount the Company could have been required to pay to settle the obligations had it been in breach of the provisions of the swap arrangements.
For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) until the interest payments being hedged are recorded as interest expense, at which time the amounts in other comprehensive income (loss) are reclassified as an adjustment to interest expense. Gains or losses on any ineffective portion of derivative instruments in cash flow hedging relationships would be recorded as a component of other income or expense in the consolidated statements of operations. At December 31, 2011, the Company's hedges had no ineffectiveness.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2011 (amounts in thousands):

	Balance sheet classification	Fair value
Derivatives designated as hedging instruments:
Interest rate swaps	Other long-term liabilities	$20,047
The table below presents the effect of the Company's derivative financial instruments on the consolidated statement of

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operations for the Successor period June 17, 2011 through December 31, 2011 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive Income (Effective Portion)	Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain or (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Period June 17, 2011 Through December 31, 2011		Period June 17, 2011 Through December 31, 2011		Period June 17, 2011 Through December 31, 2011
Interest rate swaps	$25,546	Interest expense, net	$5,499	Change in fair value of derivative instruments	$—
Approximately $9.2 million of the deferred losses included in accumulated other comprehensive loss on the Company's consolidated balance sheet at December 31, 2011 is expected to be reclassified into earnings during the next 12 months.
Predecessors
The Predecessors used derivatives to add stability to interest expense and to manage exposure to interest rate movements or other identified risks. To accomplish this objective, the Predecessors primarily used interest rate swaps and interest rate caps as part of their cash flow hedging strategies. The Predecessors did not use derivative financial instruments for trading or speculative purposes.
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
Predecessors' activity in deferred gains (losses) on derivatives included in accumulated other comprehensive income (loss) is as follows (amounts in thousands):

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Predecessors
	Period January 1, 2011 Through June 16, 2011	December 31, 2010	December 31, 2009
STN Predecessor
Deferred losses on derivatives included in accumulated other comprehensive loss, beginning balance	$—	$(1,985)	$(8,414)
Gains (losses) recognized in other comprehensive loss on derivatives (effective portion), net of tax	—	—	1,286
Losses reclassified from other comprehensive income into income (effective portion) in change of fair value of derivative instruments	—	—	3,152
Losses reclassified from other comprehensive income into income as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	—	1,985	1,991
Deferred losses on derivatives included in accumulated other comprehensive loss, ending balance	$—	$—	$(1,985)
GVR Predecessor
Deferred losses on derivatives included in accumulated other comprehensive income (loss), beginning balance	$—	$(6,108)	$(12,630)
Losses reclassified from other comprehensive income (loss) into operations as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	—	6,108	6,522
Deferred losses on derivatives included in accumulated other comprehensive income (loss), ending balance	$—	$—	$(6,108)
Presented below are the effects of derivative instruments on the Predecessors' statements of operations (amounts in thousands):

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Predecessors
	Period January 1, 2011 Through June 16, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
STN Predecessor:
Amounts included in change in fair value of derivative instruments:
Gains (losses) from interest rate swaps	$397	$—	$28,019
Losses from interest rate cap	—	(42)	(121)
Net gains (losses) for derivatives not designated as hedging instruments	397	(42)	27,898
Losses reclassified from other comprehensive income into income (effective portion)	—	—	(1,501)
Losses reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	—	—	(2,668)
Total derivative gains (losses) included in change in fair value of derivative instruments	397	(42)	23,729
Amounts included in reorganization items:
Losses from interest rate swaps	—	(2,607)	(80,790)
Amounts included in interest and other expense from joint ventures:
Gains (losses) for derivatives not designated as hedging instruments	—	(22,221)	7,936
Losses reclassified from other comprehensive income into income (effective portion)	—	(386)	(3,348)
Losses reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	—	(2,667)	(394)
Total derivative gains (losses) included in interest and other expense from joint ventures	—	(25,274)	4,194
Total derivative losses included in consolidated statements of operations	397	(27,923)	(52,867)
GVR Predecessor:
Amounts included in change in fair value of derivative instruments:
Losses from interest rate swaps not designated as hedging instruments	—	(44,442)	21,410
Losses reclassified from accumulated other comprehensive income (loss) into operations (effective portion)	—	(6,108)	(6,522)
Total derivative losses included in statements of operations	$—	$(50,550)	$14,888
The difference between amounts received and paid under Predecessors' interest rate swap agreements, as well as any costs or fees, was recorded as an addition to, or reduction of, interest expense as incurred over the life of the interest rate swaps. In addition, subsequent to the termination of its swap, GVR Predecessor recognized interest expense at the rate of one-month LIBOR plus 1% on the unpaid termination settlement amount, and the unpaid accrued interest on the terminated swap bore interest in accordance with the terms of the documentation governing the swap. Interest payable on GVR Predecessor's terminated swap totaled $5.4 million at December 31, 2010 which is included in accrued interest payable in GVR Predecessor's balance sheet. The following table shows the net effect of derivative instruments on Predecessors' interest and other expense and STN's proportionate share of the net effect of interest rate swaps of its 50% owned joint ventures (amounts in thousands):

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Predecessors
	Period January 1, 2011 Through June 16, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
STN Predecessor:
Increase in interest expense	$487	$7,011	$77,479
Increase in interest and other expense from joint ventures	211	27,277	10,565
	$698	$34,288	$88,044
GVR Predecessor:
Increase in interest and other expense	$325	$3,672	$24,646
The fair values of outstanding derivative instruments were reflected in Predecessors' balance sheets as follows at December 31, 2010 (amounts in thousands):

	Predecessors
Balance Sheet Classification	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Derivatives not designated as hedging instruments:
Interest rate swaps (a):
Liabilities subject to compromise	$144,003	$—
Accrued expenses and other current liabilities	9,334	51,686
Total liability derivatives	$153,337	$51,686
___________________________

(a)	Includes termination settlement amounts for interest rate swaps that were early terminated.
17.        Commitments and Contingencies
Leases
Boulder Station Lease
The Company leases 27 acres of land on which a portion of Boulder Station is located under a ground lease which was assumed in the Restructuring Transactions. The Company leases this land from KB Enterprises, a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the "Related Lessor"). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III, a member of the Company's Board of Managers, Chief Executive Officer and President and Lorenzo J. Fertitta, a member of the Company's Board of Managers. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $222,933 through May 2018. In June 2013 and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. In June 2018, and every ten years thereafter, the rent will be adjusted by a cost of living factor. Pursuant to the ground lease, the Company has an option to purchase the land at fair market value, exercisable at five-year intervals with the next option in June 2013. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Credit Agreements.
Texas Station Lease
The Company has a ground lease for 47 acres of land on which Texas Station is located which was assumed in the Restructuring Transactions. The Company leases this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $337,417 with scheduled adjustments on August 1, 2015 and every ten years thereafter, to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. In July 2015, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lease, the Company has an option to purchase the land at fair market value, exercisable at five-year intervals with the next option in May 2015. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Credit Agreements.
Wild Wild West Lease
The Company assumed STN Predecessor's lease and purchase agreement on the 19-acre parcel of land on which the Wild Wild West is located. The significant terms of the agreement include (i) a rent adjustment in July 2013 and every three years thereafter, based on the consumer price index, limited to a 12% increase and no decrease, (ii) options under which the Company may purchase the land at any time through 2019 at established fixed prices, (iii) a one-time termination option at the Company's election in 2019, and (iv) options under which the Company may purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on Successor's consolidated balance sheet at December 31, 2011 or STN Predecessor's consolidated balance sheet at December 31, 2010.
Other Operating Leases
In addition to the leases described above, the Company also leases certain other buildings and equipment used in its operations, which have operating lease terms expiring through 2013.
Future minimum lease payments required under all non-cancelable operating leases are as follows (amounts in thousands):

Years ending December 31,
2012	$8,291
2013	8,213
2014	8,232
2015	8,270
2016	8,308
Thereafter	409,933
Total	$451,247
Rent expense is as follows (amounts in thousands):

Successor	Predecessors
Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Period June 17, 2011 Through December 31, 2011	Period January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
$4,732	$3,462	$—	$9,566	$—	$9,659	$—
Regulation and Taxes
In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food and non-alcoholic beverages purchased for use in complimentary meals provided to employees and patrons are not subject to Nevada use tax. We have filed refunds for the periods from April 2000 through February 2008. The amount subject to these refunds is approximately $15.6 million plus interest. Any amount refunded to us would be reduced by a contingent fee owed to a third party advisory firm. In April 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision, and in July 2008, the Nevada Supreme Court denied the Department of Taxation's motion for rehearing. The Department of Taxation subsequently took the position that these purchases are subject to Nevada sales tax. Accordingly, we have not recorded a receivable related to a refund for the previously paid use tax on these purchases in the accompanying consolidated balance sheets as of December 31, 2010 and December 31, 2009, respectively. However, we began claiming this exemption on sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision. The Department of Taxation has issued a $10.0 million sales tax assessment, plus interest of $8.1 million, related to these food costs. We have not accrued a liability related to this assessment because we do not believe the Department of Taxation's position has any merit, and therefore we do not believe it is probable that we will owe this tax. Recently, the Nevada

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Department of Taxation has asserted that gaming companies should pay sales tax on customer complimentary meals and employee meals on a prospective basis. This position stems from a recent Nevada Tax Commission decision concerning another gaming company which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. The other gaming company filed in Clark County District Court a petition for judicial review of the Nevada Tax Commission decision. The Company is currently evaluating whether or not to accrue tax prospectively as it disagrees with the position asserted by the Nevada Department of Taxation.
Development Activity
Native American Development
See Note 10 for information regarding commitments and contingencies related to the Company's Native American Development activities.
Land Held for Development
As of December 31, 2011, the Company had $227.9 million of land held for development consisting primarily of 11 sites that are owned or leased, which includes sites in the Las Vegas valley, northern California and in Reno, Nevada. The Company's decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of acceptable financing and competitive and strategic considerations. As many of these considerations are beyond the Company's control, no assurances can be made that it will be able to proceed with any particular project. See Note 8 for additional information about land held for development.
18.        Members' Equity
The Company has two classes of membership interests: (1) Voting Units and (2) Non-Voting Units. On the Effective Date, 100 Voting Units were issued to Station Voteco representing 100% of the Company's outstanding Voting Units and 100 Non-Voting Units were issued to Station Holdco representing 100% of the Company's outstanding Non-Voting Units. Station Voteco is the only member of the Company entitled to vote on any matters to be voted on by the members of the Company. Station Holdco, as the holder of the Company's issued and outstanding Non-Voting Units, is not entitled to vote on any matters to be voted on by the members of the Company, but is the only member of the Company entitled to receive distributions as determined by its board of managers out of funds legally available therefor and, in the event of liquidation, dissolution or winding up of the Company, is entitled to all of the Company's assets remaining after payment of liabilities.
Station Voteco is owned by (i) an entity owned by Frank J. Fertitta III and Lorenzo J. Fertitta, (ii) Robert A. Cashell Jr., who was designated as a member of Station Voteco by German American Capital Corporation, and (iii) Stephen J. Greathouse, who was designated as a member of Station Voteco by JPMorgan Chase Bank, N.A. Messrs. Cashell and Greathouse are also members of the Company's Board of Managers. Fertitta Station Voteco Member LLC, an entity owned by Frank J. Fertitta III and Lorenzo J. Fertitta, owns 49.9% of the equity interests in Station Voteco, and each of Messrs. Cashell and Greathouse own 31.35% and 18.75% respectively, of the voting equity interests in Station Voteco.
The equity interests of Station Holdco are owned by (i) FI Station Investor, LLC, an affiliate of Frank J. Fertitta III and Lorenzo J. Fertitta, (ii) German American Capital Corporation, one of the Mortgage Lenders and an indirect wholly owned subsidiary of Deutsche Bank AG, (iii) JPMorgan Chase Bank, N.A., one of the Mortgage Lenders and (iv) indirectly by certain former general unsecured creditors of STN. FI Station Investor owns approximately 45% of the units of Station Holdco, German American Capital Corporation owns approximately 25% of the units of Station Holdco, JPMorgan Chase Bank, N.A. owns approximately 15% of the units of Station Holdco and former unsecured creditors of STN indirectly own approximately 15% of the units of Station Holdco. In addition, the former mezzanine lenders of STN indirectly own warrants to purchase approximately 1.6% of the units of Station Holdco on a fully diluted basis, FI Investor owns warrants with rights to purchase approximately 1.07% of the units of Station Holdco on a fully diluted basis, the Mortgage Lenders own warrants to purchase approximately 0.53% of the units of Station Holdco on a fully diluted basis and former unsecured creditors of STN indirectly own warrants to purchase approximately 1.3% of the units of Station Holdco on a fully-diluted basis. The warrants held indirectly by the former mezzanine lenders and the former unsecured creditors of STN have an initial exercise price of $2.50 per unit that will increase by 15% on each of the third through seventh anniversaries of the Effective Date. The warrants held by FI Investor and the Mortgage Lenders have an initial exercise price equal of $3.00 per unit that will increase by 15% on each of the third through seventh anniversaries of the Effective Date. The warrants may only be exercised following the earlier

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of (i) the six and one-half year anniversary of the Effective Date and (ii) the occurrence of a capital raising transaction by Station Holdco that involves a determination of the equity value of Station Holdco (other than the transactions contemplated by the Plan) which expire on the seventh anniversary of the Effective Date.
On February 2, 2012, FI Station Investor entered into a purchase agreement to purchase all of the outstanding equity interests of Station Holdco held by JPMorgan Chase Bank N.A. for an aggregate purchase price of $73.0 million, subject to adjustment for exercises of rights of first refusal and tag-along sales pursuant to the terms of the Equityholders Agreement. It is expected that FI Station Investor will own approximately 58% of the equity interests in Station Holdco after completion of the purchase.
Other Comprehensive Income (Loss)
ASC Topic 220, Comprehensive Income requires companies to disclose other comprehensive income (loss) and the components of such income (loss). Comprehensive income (loss) is the total of net income (loss) and all other non-stockholder changes in equity. Comprehensive income (loss) was computed as follows (amounts in thousands):

	Successor	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Period June 17, 2011 Through December 31, 2011	Period January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
Net (loss) income	$(20,138)	$3,357,474	$626,364	$(565,442)	$(91,640)	$(1,679,514)	$(17,542)
Unrealized (loss) gain on interest rate swaps (a)	(25,546)	—	—	—	—	1,286	—
Reclassification of unrealized gains and losses on interest rate swaps into operations (a)	5,499	—	—	1,985	6,108	5,143	6,522
Unrealized (loss) gain on available-for-sale securities (a)	(107)	25	—	(80)	—	123	—
Amortization of unrecognized pension and postretirement benefit plan liabilities (a)	—	(19)	—	(940)	—	816	—
Comprehensive (loss) income	$(40,292)	$3,357,480	$626,364	$(564,477)	$(85,532)	$(1,672,146)	$(11,020)
_____________________________________
(a) Amounts for Station Casinos, Inc. are net of tax

The components of accumulated other comprehensive income (loss) are as follows (amounts in thousands):

	Successor	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	December 31, 2011	December 31, 2010
Mark-to-market valuation of interest rate swaps (a)	$(20,047)	$—	$—
Unrealized loss on available-for-sale securities (a)	(107)	(165)	—
Amortization of unrecognized pension and postretirement benefit plan liabilities (a)	—	208	—
Accumulated other comprehensive (loss) income	$(20,154)	$43	$—

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

_____________________________________
(a) Amounts for Station Casinos, Inc. are net of tax

Noncontrolling Interest
Noncontrolling interest represents ownership interests in consolidated subsidiaries of Company that are held by owners other than the Company, which include a 50% ownership interest in MPM, and ownership interests of the former mezzanine lenders and former unsecured creditors of STN who hold warrants to purchase stock in CV Propco and NP Tropicana LLC. Noncontrolling interest is as follows (amounts in thousands):

	Successor	Predecessor
	Station Casinos LLC	Station Casinos, Inc.
	December 31, 2011	Period January 1, 2011 Through June 16, 2011	Year Ended December 31, 2010
Noncontrolling interest:
Beginning balance	$43,551	$(1,673)	$—
Fresh-start reporting adjustments	—	11,403	—
Issuance of CV PropCo, LLC and NP Tropicana LLC stock purchase warrants	—	9,500	—
Net income (loss)	4,955	24,321	(1,673)
Distributions	(5,707)	—	—
Ending balance	$42,799	$43,551	$(1,673)
No portion of other comprehensive income (loss) was attributable to noncontrolling interest.
19.        Asset Impairments and Write-downs and Other Charges, Net
Included in the statements of operations for the Successor period June 17, 2011 through December 31, 2011, Predecessor period January 1, 2011 through June 16, 2011, and the years ended December 31, 2010 and 2009 are various charges related to impairments of goodwill, intangible assets and other assets, as well as write-downs and other charges, net. Write-downs and other charges, net includes gains or losses on asset disposals, severance expense and other non-routine transactions, excluding the effects of the Restructuring Transactions, which are reflected in the reorganization items in the consolidated statement of operations. Components of asset impairments and write-downs and other charges, net were as follows (amounts in thousands):

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Successor	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Period June 17, 2011 Through December 31, 2011	Period January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
Impairment of goodwill	$—	$—	$—	$60,386	$—	$181,785	$—
Impairment of other intangible assets	$—	$—	$—	$4,704	$—	$255,263	$—
Impairments of other assets:
Impairment of land held for development	$2,100	$—	$—	$114,378	$—	$617,383	$—
Impairment of investments in joint ventures	—	—	—	16,267	—	30,003	—
Impairment of property and equipment	—	—	—	66,647	—	179,430	—
Impairment of Native American project costs and related capitalized interest	—	—	—	—	—	12,997	—
Other, net (a)	—	—	—	(362)	—	—	—
	$2,100	$—	$—	$196,930	$—	$839,813	$—
Write-downs and other charges, net:
Write-off of abandoned projects	$—	$—	$—	$—	$—	$2,362	$—
Loss on disposal of assets, net	3,246	3,349	104	534	120	478	293
Gain (loss) on land disposition	—	—	—	(74)	—	5,091	—
Severance expense	620	—	—	2,687	—	2,966	—
Legal settlement	—	—	—	6,200	—	—	—
Management agreement/lease termination	175	168	—	898	—	4,130	—
Reserve for note receivable from unconsolidated affiliate	—	—	—	—	—	5,261	—
Other charges	—	436	—	9,000	—	—	—
Write-off of debt offering and restructuring fees	—	—	—	—	9,089	519	—
Write-downs and other charges, net	$4,041	$3,953	$104	$19,245	$9,209	$20,807	$293
_________________________________

(a)	During 2010, STN recorded an impairment loss of $1.0 million related to a license right intangible and an associated net liability of approximately $0.4 million.
Write-off of Abandoned Projects
During the year ended December 31, 2009, primarily due to economic conditions, STN decided to abandon several projects at its properties that were in the developmental stage, and wrote off the capitalized costs that had been incurred related to these projects.
Management Agreement/Lease Termination

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2010, STN recognized $0.9 million in lease termination expense, primarily related to certain restaurant facilities that had been leased to third party operators. During the year ended December 31, 2009, STN recognized lease termination expense of $3.1 million related to the termination of an equipment lease and $1.0 million related to leased office space no longer being utilized.
Reserve for Note Receivable from Unconsolidated Affiliate
During the year ended December 31, 2009, STN recognized an expense of $5.3 million related to its note receivable from GVR Predecessor. See Note 13 for additional information.
Write-off of Debt Offering and Restructuring Fees
Certain debt offering costs and restructuring costs incurred by the Predecessors during pre-petition periods were written off during the years ended December 31, 2010 and 2009.
Other Asset Write-offs
During the year ended December 31, 2010, STN wrote off $9 million in other assets as a result of the expiration of certain land purchase options.
20.        Share-Based Compensation
Predecessors

Long-term incentive compensation was provided in the form of non-voting limited liability company membership interests in Fertitta Colony Partners LLC, a Nevada limited liability company (“FCP”), and Fertitta Partners LLC, a Nevada limited liability company (“Fertitta Partners”), pursuant to the Second Amended and Restated Operating Agreement of Fertitta Colony Partners and the Amended and Restated Operating Agreement of Fertitta Partners, respectively (collectively “the Operating Agreements”). The Operating Agreements allowed certain officers and members of management of STN to participate in the long-term growth and financial success of STN through indirect ownership of Class B Units and direct ownership of Class C Units (collectively, the "FCP Units") in FCP and Fertitta Partners. The purpose was to promote STN's long-term growth and profitability by aligning the interests of STN's management with the interests of the owners of STN and by encouraging retention.
Upon consummation of STN's merger in November 2007, FCP and Fertitta Partners issued Class B Units to an affiliate of Frank J. Fertitta III and Lorenzo J. Fertitta, and during the year ended December 31, 2008, certain members of management were awarded indirect ownership of Class B Units and direct ownership of Class C Units in each of FCP and Fertitta Partners. Pursuant to the accounting guidance for share-based payments, the unearned share-based compensation related to the Units was being amortized to compensation expense over the requisite service period (immediate to five years). The share-based expense for the awards was based on the estimated fair market value of the FCP Units at the date of grant applied to the total number of FCP Units that were anticipated to fully vest, amortized over the vesting period. The Class C Units included certain call and put provisions as defined in the Operating Agreements, such that under certain circumstances, within 90 days after termination of the Class C Unit holder's employment with STN, FCP and Fertitta Partners could call the Class C Units and the employee could put the Class C Units back to FCP and Fertitta Partners. The conditions that could result in the employee putting the Class C Units back to FCP and Fertitta Partners were either contingent or within the control of the issuer, therefore the units were accounted for as equity.
On the Effective Date, the grants of the FCP Units were canceled and as a result, STN Predecessor recognized share-based compensation expense of approximately $19.4 million representing the remaining amount of compensation cost measured at the grant date that had not yet been recognized.
The following table shows the classification of share-based compensation expense within the accompanying consolidated financial statements (amounts in thousands):

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	STN Predecessor
	Station Casinos, Inc.
	Period January 1, 2011 Through June 16, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Total share-based compensation	$25,673	$13,617	$14,083
Less compensation costs capitalized	—	(236)	(237)
Share-based compensation recognized as expense	$25,673	$13,381	$13,846
Casino expense	$3	$138	$89
Selling, general &administrative	302	1,938	2,264
Corporate	5,857	8,173	8,296
Development and preopening	62	3,132	3,197
Reorganization items	19,449	—	—
Share-based compensation recognized as expense	25,673	13,381	13,846
Tax benefit	(8,986)	(4,683)	(4,846)
Share-based compensation expense, net of tax	$16,687	$8,698	$9,000

21.        Executive Compensation Plans
Successor
The Company does not have any formal executive compensation plans in place as the majority of the Company's executive officers became employees of Fertitta Entertainment on the Effective Date.
Predecessor
STN had employment agreements with certain of its executive officers which provided for, among other things, an annual base salary, supplemental long-term disability and supplemental life insurance benefits in excess of STN's normal coverage for employees. In addition, STN had a Supplemental Executive Retirement Plan for its Chief Executive Officer and a Supplemental Management Retirement Plan for certain key executives as selected by its Board of Directors. Other executive compensation plans included a Deferred Compensation Plan and a Long-Term Stay-On Performance Incentive Plan. See Note 23 for additional information regarding STN's Supplemental Executive Retirement Plan and Supplemental Management Retirement Plan.
22.        Fair Value Measurements
Successor
Assets Measured at Fair Value on a Recurring Basis

The following table presents information about the Company's financial assets measured at fair value on a recurring basis at December 31, 2011, and indicates the level in the fair value hierarchy of the valuation techniques utilized to determine such fair value (amounts in thousands):

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances, December 31, 2011
Assets
Available-for-sale securities	$203	$—	$—	$203
Total assets measured at fair value on a recurring basis	$203	$—	$—	$203
Liabilities
Interest rate swaps	$—	$20,047	$—	$20,047
Total liabilities measured at fair value on a recurring basis	$—	$20,047	$—	$20,047

The fair value of available-for-sale securities is based on quoted prices in active markets. The fair values of interest rate swaps are based on quoted market prices from various banks for similar instruments. These quoted market prices are based on relevant factors such as the contractual terms of the interest rate swap agreements and interest rate curves and are adjusted for the non-performance risk of either the Company or its counterparties, as applicable.

Fair Value of Long-term Debt
The aggregate fair value of the Company's long-term debt at December 31, 2011 was approximately $2.1 billion compared with a carrying value of $2.2 billion. The estimated fair value of the Company's long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

Predecessors
The following table presents information about STN Predecessor's financial assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (amounts in thousands):

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
The fair values of STN Predecessor's available-for-sale securities and deferred compensation liabilities were based on quoted prices in active markets. The fair value of the interest rate swap was based on quoted market prices from various banks for similar instruments. These quoted market prices were based on relevant factors such as the contractual terms of the interest rate swap agreements and interest rate curves and were adjusted for the non-performance risk of either Predecessor or the counterparties, as applicable. Certain interest rate swaps of STN Predecessor that were previously accounted for at fair value

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were terminated early, and as a result, were no longer accounted for at fair value on a recurring basis at December 31, 2010.
Effective March 16, 2010, GVR Predecessor's floating-to-fixed interest rate swap with a notional amount of $420.0 million was terminated. As a result, GVR Predecessor ceased carrying this interest rate swap at fair value on a recurring basis and adjusted its carrying amount to the termination settlement amount, which is reflected as a current liability on its balance sheet at December 31, 2010.
None of GVR Predecessor's assets or liabilities was measured at fair value on a nonrecurring basis during the Predecessor period January 1, 2011 through June 16, 2011 or the year ended December 31, 2010.
See Note 16 for additional information about the Predecessors' derivative instruments.
23.        Retirement Plans
Successor
401(k) Plan
The Company has a defined contribution 401(k) plan which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 50% of the first 4% of each participating employee's compensation contributed to the plan. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company made no matching contributions during the Successor period June 17, 2011 through December 31, 2011. In January 2012, the Company announced that it would resume making employer contributions at the rate of 50% of the first 4% of each participating employee's compensation contributed to the plan.
STN Predecessor
Effective November 30, 1994, STN adopted the Supplemental Executive Retirement Plan (the “SERP”), which was an unfunded defined benefit plan for the Chief Executive Officer and President as sole participants. Also effective November 30, 1994, STN adopted the Supplemental Management Retirement Plan (the “SMRP”), which was an unfunded defined benefit plan. Certain key executives (other than the Chief Executive Officer and President) as selected by the Board of Directors were able to participate in the SMRP. During the years ended December 31, 2005, 2007 and 2008, respectively, various amendments to these plans were adopted.
As a result of the Restructuring Transactions, the SERP and SMRP were canceled and the related liabilities were not assumed by Successor. Periodic expense related to these plans was recognized by STN through June 16, 2011 and the related liabilities were reduced to zero in fresh-start reporting.
A reconciliation of the beginning and ending balances of STN Predecessor's pension benefit obligation and fair value of the plan assets and the funded status is as follows (amounts in thousands):

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	STN Predecessor
	Station Casinos, Inc.
	Period January 1, 2011 Through June 16, 2011	Year Ended December 31, 2010
Change in pension benefit obligation:
Benefit obligation at beginning of year	$26,387	$22,002
Service cost	877	1,707
Interest cost	681	1,296
Net actuarial loss	—	1,382
Effect of plan termination	(27,945)	—
Benefit obligation at end of period	$—	$26,387
Fair value of plan assets at end of period	$—	$—
Funded status of the plan (underfunded)	$—	$(26,387)
Net amount recognized	$—	$(26,387)
Amounts recognized in the consolidated balance sheet consist of:
Current liabilities (a)	$—	$(416)
Accrued pension costs (a)	—	(25,651)
Accumulated other comprehensive income	—	(320)
Net amount recognized	$—	$(26,387)
Weighted average assumptions:
Discount rate	5.25%	5.25%
Salary rate increase	5.00%	5.00%
_____________________________________________

(a)
As a result of the Chapter 11 Case, the current liabilities and the accrued pension costs were classified as liabilities subject to compromise in STN Predecessor's consolidated balance sheet at December 31, 2010.

Prior to the cancellation of the SERP and SMRP, the components of the net periodic pension benefit cost related to these plans consisted of the following (amounts in thousands):

	STN Predecessor
	Station Casinos, Inc.
	Period January 1, 2011 Through June 16, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Service cost	$877	$1,707	$2,115
Interest cost	681	1,296	1,217
Amortization of prior service credit	(29)	(63)	(63)
Net periodic pension cost	$1,529	$2,940	$3,269
STN also had a defined contribution 401(k) plan which covered all employees who met certain age and length of service requirements and allowed an employer contribution up to 50% of the first 4% of each participating employee's compensation contributed to the plan. Plan participants could elect to defer before tax compensation through payroll deductions. In December 2008, STN announced that it had elected to suspend employer contributions effective January 1, 2009, and no employer contributions were made to the 401(k) plan by STN during the Predecessor Periods.
24.    Income Taxes
Successor

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is a limited liability company and on the Effective Date, elected to be treated as a partnership for income tax purposes under the provisions of the Internal Revenue Code. Under those provisions, the members are liable for income tax on the taxable income of the Company as it affects the members' individual income tax returns. As a result of its election, the Company is a pass-through entity and is not liable for income tax in the jurisdictions in which it operates. Accordingly, no provision for income taxes has been included in the financial statements as of December 31, 2011, and the Company has recorded no liability associated with uncertain tax positions.
STN Predecessor
STN Predecessor's operating results have been included in a consolidated federal income tax return. For financial reporting purposes, STN Predecessor recorded income tax benefit of $107.9 million, $22.0 million, and $289.9 million for the Predecessor period January 1, 2011 through June 16, 2011, and the years ended December 31, 2010 and 2009, respectively.
The benefit for income taxes attributable to net loss consists of the following (amounts in thousands):

	STN Predecessor
	Station Casinos, Inc.
	Period January 1, 2011 Through June 16, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Current	$(107,924)	$(5,469)	$(1,217)
Deferred	—	(16,527)	(288,655)
Total income tax benefit	$(107,924)	$(21,996)	$(289,872)

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	STN Predecessor
	Station Casinos, Inc.
	Period January 1, 2011 Through June 16, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Federal statutory rate	35.0%	35.0%	35.0%
Change in valuation allowance	(14.5)	(21.3)	(15.8)
Goodwill impairment	—	(3.6)	(3.0)
Vesting of Class B and Class C Units	0.1	(0.8)	(0.2)
Restructuring costs	(1.7)	(5.3)	(1.2)
Discharge of Liabilities Subject to Compromise	(22.2)	—	—
Other, net	—	(0.3)	(0.1)
Effective tax rate	(3.3)%	3.7%	14.7%

The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STN Predecessor
Station Casinos, Inc.
December 31, 2010
Deferred tax assets:
Accrued vacation, bonuses and group insurance	$7,429
Preopening and other costs, net of amortization	9,756
Accrued benefits	9,653
Capital loss carryover	64,917
Net operating loss carryover	380,286
Financing arrangements	38,688
FICA credits	10,194
Minimum tax credit carryover	20,850
Other deferred tax assets	96,988
Valuation allowance	(468,904)
Total deferred tax assets	169,857
Deferred tax liabilities:
Prepaid expenses and other	(16,287)
Temporary differences related to property and equipment	(184,247)
Intangibles	(70,713)
Other deferred tax liabilities	(1,046)
Total deferred tax liabilities	(272,293)
Net	$(102,436)

At December 31, 2010, STN Predecessor had an Alternative Minimum Tax (“AMT”) credit carryover of approximately $20.9 million. AMT credits are available to be carried forward indefinitely and may be utilized against regular U.S. corporate tax to the extent that they do not exceed computed AMT calculations. STN expected to utilize all of its AMT credits at December 31, 2010.
At December 31, 2010, STN Predecessor had a general business credit (“GBC”) carryover for U.S. federal income tax purposes of approximately $10.2 million, which would begin expiring in 2022. The accounting guidance for income taxes requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise a valuation allowance is applied. Based on the future reversal of existing temporary differences, STN believed it would be unable to utilize the GBC carryover on a more likely than not basis and recorded a full valuation allowance for this credit.
As of December 31, 2010, STN Predecessor had a tax net operating loss carryover of approximately $1.11 billion that expired between 2027 and 2030. Management believed that the realization of a portion of this deferred tax asset was more likely than not based on the future reversal of existing temporary differences. At December 31, 2010 a valuation allowance was established against the portion of net operating loss that was more likely than not unrealizable.
STN or its subsidiaries is no longer subject to U.S. federal tax examination for years before 2007 except for earlier years that can be examined as a result of any net operating losses that were carried back.
As of December 31, 2010, unrecognized tax benefits of $3.5 million were recorded as reductions to the U.S. net operating loss deferred tax asset. As of December 31, 2010, unrecognized tax benefits of $5.3 million were recorded in other long term liabilities. Included in the balance as of December 31, 2010 were $4.1 million of uncertain tax benefits that would affect the effective income tax rate if recognized.
If applicable, STN Predecessor recognized accrued interest and penalties related to its unrecognized tax benefits in income tax expense. STN Predecessor's liability for the payment of interest on unrecognized tax benefits was reduced to zero as of December 31, 2010 because the net operating losses exceeded taxable income, including the unrecognized tax benefits. STN

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Predecessor did not anticipate any penalty assessments associated with its liability for unrecognized tax benefits.
A summary of the changes in the gross amount of unrecognized tax benefit is shown below (amounts in millions):

STN Predecessor
Station Casinos, Inc.
December 31, 2010
Balance at the beginning of the year	$10.3
Additions based on tax positions related to prior years	0.4
Reductions based on tax positions related to prior years	(1.9)
Statute expirations	—
Balance at the end of the year	$8.8

25.    Legal Matters
Station and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of any legal matters and litigation inherently involves significant costs.
26.    Subsequent Events
As of January 3, 2012 the lenders of the Propco Term Loan Tranche B-3 elected to fix the interest rate and exchange the entire $625 million of Tranche B-3 term loans for senior unsecured notes in a form suitable for resale under Rule 144A of the Securities Act of 1933, as amended. See Note 15 for additional information.
On February 2, 2012, FI Station Investor entered into a purchase agreement to purchase all of the outstanding equity interests of Station Holdco held by JPMorgan Chase Bank N.A. for an aggregate purchase price of $73.0 million, subject to adjustment for exercises of rights of first refusal and tag-along sales pursuant to the terms of the Equityholders Agreement. It is expected that FI Station Investor will own approximately 58% of the equity interests in Station Holdco after completion of the purchase.
On February 16, 2012, the Company entered into an agreement to sell an approximately 639-acre parcel of land that was previously held for development near Chico, California. The expected sale price is approximately $0.8 million in cash, which is equal to the carrying value of the land at December 31, 2011. The Company acquired the land pursuant to a 2004 agreement with the MITCR to develop a Native American gaming facility on the site. Due to changes in the economic climate which resulted in a revision of the expected potential of the proposed project, the Company elected not to proceed with the development. The land sale is expected to close in the second quarter of 2012.
Management has evaluated all activity of the Company and concluded that no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.
27.    Quarterly Financial Information (Amounts in thousands, unaudited)
Successor

	Successor
	Period June 17, 2011 Through December 31, 2011
	June 17, 2011 through June 30, 2011	Third Quarter	Fourth Quarter
Station Casinos LLC
Net revenues	$43,549	$282,398	$303,452
Operating income	5,136	26,440	40,935
Net (loss) income	(1,443)	(18,370)	(325)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Predecessors

	Predecessors
	Period January 1, 2011 Through June 16, 2011
	First Quarter (a)	April 1, 2011 through June 16, 2011 (b)
Station Casinos, Inc.
Net revenues	$247,727	$216,970
Operating income	28,027	20,572
(Loss) income before income taxes	(15,249)	3,264,799
Net (loss) income	(10,026)	3,367,500
Green Valley Ranch Gaming, LLC
Net revenues	$45,770	$38,282
Operating income	6,775	5,172
Net (loss) income	(14,694)	641,058

	Predecessors
	Year Ended December 31, 2010
	First Quarter (c)	Second Quarter (d)	Third Quarter (e)	Fourth Quarter (f)
Station Casinos, Inc.
Net revenues	$249,371	$233,575	$227,048	$234,961
Operating income (loss)	23,492	15,483	(234,243)	(13,787)
Loss before income taxes	(55,915)	(57,401)	(298,316)	(175,806)
Net loss	(53,533)	(69,615)	(265,824)	(176,470)
Green Valley Ranch Gaming, LLC
Net revenues	$44,383	$41,759	$40,245	$43,385
Operating income (loss)	5,574	4,972	2,316	(5,308)
Net loss	(54,805)	(6,894)	(11,085)	(18,856)
______________________________________

(a)	STN's results include reorganization items, net of $9.6 million related to the Chapter 11 Case.

(b)
STN and GVR Predecessor's results include net gains of $3.3 billion and $657.7 million, respectively, related to the consummation of their respective plans of reorganization. These net gains include gains of $4.1 billion and $591.0 million, respectively, on discharge of liabilities subject to compromise, and fresh-start reporting adjustments, net, of $(789.5) million and $66.7 million, respectively.

(c)
STN's results include reorganization items, net of $19.3 million and a charge of $25.3 million representing the Company's 50% share of the loss on early termination of Green Valley Ranch's interest rate swap. GVR Predecessor's results include a loss of $50.6 million on early termination of its interest rate swap.

(d)	STN's results include reorganization items, net of $37.9 million.

(e)
STN's results include reorganization items, net of $21.3 million and impairment losses totaling $242.2 million, which includes $60.4 million for goodwill, $97.7 million for land held for development, $66.6 million for property and equipment, $16.3 for investments in joint ventures, and $1.2 million related to other intangible assets.

(f)	STN's results include impairment losses of $19.9 million including $16.7 million for land held for development and

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$3.2 million for other intangible assets. Also included is a gain of $124.2 million on the dissolution of Rancho Road joint venture, a charge of $233.3 million representing its 50% share of impairment losses recognized by Aliante Station, and reorganization items, net of $4.3 million. GVR Predecessor's results include $8.6 million in restructuring charges.

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
Management's Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Managers regarding the preparation and fair presentation of published financial statements.
All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further because of changes in conditions, the effectiveness of internal controls may vary over time.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, the Company's internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2011, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Managers consist of up to eight members designated as follows: (i) FI Station Investor and certain of its affiliates have the right to designate up to three individuals to serve on the Board of Managers; (ii) the Mortgage Lenders have the right to designate up to three individuals to serve on the Board of Managers; and (iii) FI Station Investor and certain of its affiliates have the right to designate up to two individuals that qualify as "independent" based upon the listing standards of the New York Stock Exchange ("NYSE") to serve as managers, subject to the approval of the Mortgage Lenders.
Set forth below are the names, ages, positions and biographical information of our managers and executive officers.

Name	Age	Position
Frank J. Fertitta III (*)	50	Manager, Chief Executive Officer and President
Marc J. Falcone	39	Executive Vice President and Chief Financial Officer
Thomas M. Friel	48	Executive Vice President, Chief Accounting Officer and Treasurer
Richard J. Haskins	48	Executive Vice President, General Counsel and Secretary
Kevin L. Kelley (**)	54	Executive Vice President and Chief Operating Officer
Scott M Nielson	54	Executive Vice President and Chief Development Officer
Lorenzo J. Fertitta (*)	43	Manager
Robert A. Cashell, Jr.	46	Manager
Stephen J. Greathouse	61	Manager
James E. Nave, D.V.M.	67	Manager
Robert E. Lewis	66	Manager
_______________________________________________

(*) Frank J. Fertitta III and Lorenzo J. Fertitta are brothers.
(**) Kevin L. Kelley is Frank J. Fertitta III's brother-in-law.
Set forth below is a description of the backgrounds, including business experience, for each of our managers and executive officers.
Frank J. Fertitta III.  Mr. Fertitta has been the Chief Executive Officer and President of Fertitta Entertainment since April 2011, the Chief Executive Officer and President of the Company since January 2011, and a member of the Company's Board of Managers since June 2011. Mr. Fertitta served as Chairman of the Board of STN from February 1993, Chief Executive Officer of STN from July 1992 and President of STN from July 2008, in each case through the Effective Date,  Mr. Fertitta also served as President of STN from 1989 until July 2000. He has held senior management positions since 1985, when he was named General Manager of Palace Station. He was elected a director of STN in 1986, at which time he was also appointed Executive Vice President and Chief Operating Officer. Mr. Fertitta is a co-owner of Fertitta Entertainment and Zuffa, LLC which is the parent company of the Ultimate Fighting Championship, a martial arts promotion organization.  The Company believes that Mr. Fertitta's experience and business expertise in the gaming industry, as well as his position as a principal equityholder of the Company, give him the qualifications and skills to serve as a Manager.

Marc J. Falcone.  Mr. Falcone has served as Chief Financial Officer of Fertitta Entertainment since November 2010 and Chief Financial Officer of the Company since January 2011.  From June 2008 to October 2010, Mr. Falcone worked at Goldman Sachs with responsibilities including restructuring focused on the hospitality and gaming sectors under that firm's Whitehall division. From May 2006 to June 2008 Mr. Falcone was a senior analyst at Magnetar Capital, LLC (an alternative asset management firm), covering the gaming, lodging, leisure, REIT and airline industries.  From May 2002 to June 2006, Mr. Falcone was a Managing Director for Deutsche Bank Securities Inc. covering gaming, lodging and leisure companies and was recognized as one of the industry's top analysts.  Prior to joining Deutsche Bank Securities Inc., Mr. Falcone worked for Bear Stearns & Co., also covering the gaming, lodging, and leisure industries.

Thomas M. Friel.  Mr. Friel has served as the Executive Vice President, Chief Accounting Officer and Treasurer of the Company since January 2011 and served as Executive Vice President, Chief Accounting Officer and Treasurer of STN from March 2007 to the Effective Date. He served as Vice President of Finance and Corporate Controller of STN from July 1999 to March 2007. Mr. Friel is a Certified Public Accountant. He is a member of the Board of Directors of Big Brothers and Big Sisters of Southern Nevada.

Richard J. Haskins.  Mr. Haskins has served as Executive Vice President, General Counsel and Secretary of Fertitta Entertainment and the Company since April 2011 and January 2011, respectively, and served as Executive Vice President and Secretary of STN from July 2004 and served as General Counsel of STN from April 2002, in each case through the Effective Date.  He previously served as Assistant Secretary of STN from September 2003 to July 2004, as Vice President and Associate General Counsel of STN from November 1998 to March 2002 and as General Counsel of Midwest Operations of STN from November 1995 to October 1998. Mr. Haskins is a member of the American Bar Association, Kansas Bar Association, Missouri Bar Association and Nevada Bar Association.

Kevin L. Kelley.  Mr. Kelley has served as Executive Vice President and Chief Operating Officer of Fertitta Entertainment and the Company since April 2011 and January 2011, respectively, and served as Executive Vice President and Chief Operating Officer of STN from January 7, 2008 through the Effective Date. From June 2006 to January 2008, he was employed as Senior Vice President for Las Vegas Sands Corp. From January 2003 to May 2006, he served as President and Chief Operating Officer of Hard Rock Hotel, Inc. Prior to joining Hard Rock Hotel, Inc., Mr. Kelley served at STN in various capacities from August 1993 to January 2003, most recently as President of Westside Operations, where he oversaw all operations of STN's five west-side properties.

Scott M Nielson.   Mr. Nielson has served as Executive Vice President and Chief Development Officer of Fertitta Entertainment and the Company since January 2011 and served as Chief Development Officer of STN from July 2004 and as an Executive Vice President of STN since June 1994, in each case through the Effective Date.  He served as Chief Legal Officer of STN from March 2002 to July 2004 and General Counsel of STN from 1991 to March 2002.  From 1992 to July 2004, he served as Secretary of STN. From 1991 through June 1994, he served as Vice President of STN. From 1986 to 1991, Mr. Nielson was in private legal practice as a partner in the Las Vegas firm of Schreck, Jones, Bernhard, Woloson & Godfrey (now Brownstein Hyatt Farber Schreck, LLP), where he specialized in gaming law and land use planning and zoning. Mr. Nielson is a member of the American Bar Association, the Nevada Bar Association and the International Association of Gaming Attorneys.

Lorenzo J. Fertitta.  Mr. Fertitta has served as a member of the Board of Managers of the Company since June 2011 and served as Vice Chairman of the Board of STN from December 2003 and as a director from 1991, in each case through the Effective Date. Mr. Fertitta also served as President of STN from July 2000 until June 30, 2008. Mr. Fertitta is a co-owner of Fertitta Entertainment and Zuffa, LLC and has served as the chairman and chief executive officer of Zuffa since June 2008. From 1991 to 1993, he served as Vice President of STN. Mr. Fertitta served as President and Chief Executive Officer of Fertitta Enterprises, Inc. from June 1993 to July 2000, where he was responsible for managing an investment portfolio consisting of marketable securities and real property. Mr. Fertitta served as a member of the Board of Directors of the Nevada Resort Association from 2001 to 2008. Mr. Fertitta served as a director of the American Gaming Association from December 2005 to May 2008 and as a commissioner on the Nevada State Athletic Commission from November 1996 until July 2000. The Company believes that Mr. Fertitta's experience and business expertise in the gaming industry, as well as his position as a principal equityholder of the Company, give him the qualifications and skills to serve as a Manager.

Robert A. Cashell, Jr.  Mr. Cashell has served as a member of the Board of Managers of the Company since June 2011 and has been involved in the gaming industry for over 25 years, beginning as a management trainee in 1979 at the Boomtown Hotel & Casino in Northern Nevada.  From 1991 to 1998, Mr. Cashell served as General Manager of the Horseshoe Club in Reno, Nevada.  Since 1995, Mr. Cashell has also served as President of Northpointe Sierra, Inc. (formerly Cashell Enterprises, Inc.), which owns and operates the casinos at the Alamo Casino-Mill City and Alamo Travel Center, each in Northern Nevada.  Since 2001, Mr. Cashell has owned and served as President and Director of Topaz Lodge and Casino in Gardnerville, Nevada.  Between 2003 and 2006, Mr. Cashell managed, through Cashell Enterprises, Inc., Sturgeon's Casino in Northern Nevada for the owners.  Similarly, in 2007, Mr. Cashell, through RAC II, LLC, leased and operated the Fitzgerald's Hotel and Casino in Reno, Nevada for a landlord group.  From 2000, Mr. Cashell has served as the Chairman of Heritage Bank of Nevada.  From April to October, 2006, Mr. Cashell served as President and Chief Operating Officer of Berry Hinckley Industries in Reno, Nevada.  The Company believes that Mr. Cashell's experience and business experience in the gaming industry give him the qualifications and skills to serve as a Manager.

Stephen J. Greathouse. Mr. Greathouse has served as a member of the Board of Managers of the Company since June 2011 and has been involved in the Las Vegas hotel and gaming industry for more than 30 years. From 1997 to 2005, he served as Senior Vice President of Operations for the Mandalay Resort Group. Prior to his time at Mandalay Resort Group, in 1997, Mr. Greathouse served as President of Boardwalk Hotel & Casino, Las Vegas, and from 1994 to 1997, he served as Chief Executive Officer and Chairman of the Board of Alliance Gaming Corporation, (renamed “Bally Technologies, Inc.” in 2006). Prior to his time at Bally Technologies, Inc., Mr. Greathouse spent 16 years with Harrah's Entertainment, starting as a Race & Sports Book Manager in Reno and working his way up to President, Casino-Hotel Division.  Mr. Greathouse has been a director of Multimedia Games, Inc., a company which designs, manufactures and supplies innovative standalone and networked gaming systems, since April 2009.  Mr. Greathouse previously served as a Commissioner for the Spending and Government Efficiency Commission (SAGE Commission), a privately funded, bi-partisan panel created to review state government operations that fall under the Executive Branch and to provide the Governor of Nevada with recommendations for streamlining operations, improving customer service, and maximizing the use of taxpayer dollars. The Company believes that Mr. Greathouse's experience and business expertise in the gaming industry give him the qualifications and skills to serve as a Manager.

James E. Nave, D.V.M.  Dr. Nave has served as a member of the Board of Managers of the Company since June 2011 and served as a director of STN from March 2001 until the Effective Date. During that period, he was the Chairman of the Audit Committee and served on the Governance and Compensation Committee. Dr. Nave has been an owner of the Tropicana Animal Hospital since 1974 and has been the owner and manager of multiple veterinary hospitals since 1976. Dr. Nave has also served on the Board of Directors of Bank of Nevada (formerly Bank West of Nevada) since 1994. Dr. Nave has served on the Board of Directors of Western Alliance Bancorporation since 2003, where he also serves as a member of the Audit and Compensation Committees. Dr. Nave is the Director of International Affairs for the American Veterinary Medical Association (the “AVMA”). Previously Dr. Nave served as the Globalization Liaison Agent for Education and Licensing of the AVMA, and he was also the Chairperson of the AVMA's National Commission for Veterinary Economics Issues from 2001 through July 2007. In addition, Dr. Nave is a member and past President of the Nevada Veterinary Medical Association, the Western Veterinary Conference and the American Veterinary Medical Association. He is also a member of the Clark County Veterinary Medical Association, the National Academy of Practitioners, the American Animal Hospital Association and previously served on the Executive Board of the World Veterinary Association. Dr. Nave was a member of the University of Missouri College of Veterinary Medicine Development Committee from 1984 to 1992. He was also a member of the Nevada State Athletic Commission from 1988 to 1999 and served as its chairman from 1989 to 1992 and from 1994 to 1996. The Company believes that Dr. Nave's financial and business expertise, including his diversified background of managing and directing a variety of public and private organizations, give him the qualifications and skills to serve as a Manager.

Robert E. Lewis.  Mr. Lewis has served as a member of the Board of Managers of the Company since June 2011 and served as a director of STN from May 2004 until November 2007.  While a Director of STN, he served on the Audit and Governance and Compensation Committees. Mr. Lewis has served as president of the Nevada Division of Lewis Operating Corp., a builder and owner of rental communities, shopping centers, office buildings and industrial parks of distinction, since December 1999. Mr. Lewis became the president of the Nevada Region of Kaufman and Broad Home Corporation upon the merger of Lewis Homes Management Corp. and Kaufman and Broad Home Corporation in January 1999. He served in that capacity until December 1999. Prior to the merger, Mr. Lewis ran the Nevada operations of the Lewis Homes group of companies and its affiliates for 25 years. He has served as a director for the National Association of Home Builders and as a director and President of the Southern Nevada Home Builders Association from 1987 to 1988. Mr. Lewis is also on the Executive Committee and served as Secretary from 1995 to 1997 and Legislative Chairman for the Nevada Development Authority since 1993, He served as the Chairman of the Las Vegas District Council of the Urban Land Institute from 2002 to 2005 and served on the Clark County Community Growth Task Force from 2004 to 2005. The Company believes that Mr. Lewis's experience and business expertise give him the qualifications and skills to serve as a Manager.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company's executive officers and managers who own more than 10% of the Company's common stock to file reports of ownerships on Forms 3, 4 and 5 with the SEC. Executive officers, directors and 10% stockholders are required by the SEC to furnish the Company with copies of all Forms 3, 4 and 5 they file. Based solely on the Company's review of the copies of such forms it has received, the Company believes that all of its executive officers, managers and greater than 10% beneficial owners complied with all of the filing requirements applicable to them with respect to transactions during 2011.
Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of its directors, managers, officers (including its principal executive officer and principal financial officer) and employees. The Code of Ethics and any waivers or amendments to the Code of Ethics are available on the Company's website at www.stationcasinos.com. Printed copies are also available to any person without charge, upon request directed to the Company's Corporate Secretary, 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135.
Audit Committee Financial Expert
The Board of Managers has a separately designated standing Audit Committee, which is composed of Dr. James E. Nave, D.V.M., Robert E. Lewis, Robert A. Cashell, Jr. and Stephen J. Greathouse. In light of the absence of a public trading market for our Units, our Board of Managers has not designated any member of the Audit Committee as an “audit committee financial expert” nor has it designated any member of the Board of Managers as a “lead independent director.” We believe that Dr. Nave and Messrs. Lewis, Cashell and Greathouse would be considered independent directors (as independence is defined in Section 303A.02 of the listing standards of the NYSE.
Board Leadership Structure and Risk Oversight
The Company does not have a formal policy regarding the separation of the roles of Chief Executive Officer and Manager, as it believes making that determination based on the position and direction of the Company and the membership of the Board of Managers is in the best interest of the Company. Frank J. Fertitta III serves as member of the Board of Managers, Chief Executive Officer and President of the Company. The Board of Directors determined that the combination of these roles is in the best interest of the Company's stakeholders because this structure makes the best use of Mr. Fertitta's extensive knowledge of the Company and its industry, as well as fostering greater communication between the Company's management and the Board of Managers.
The Board of Managers as a whole oversees the Company's risk management activities, and receives regular reports from the Company's risk management and compliance departments. In addition, the Board of Managers has assigned the Audit Committee primary responsibility for the oversight of risk management activities related to financial risk.
The Company does not currently have a formal policy with respect to the consideration of diversity in identifying director nominees.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This section discusses the material elements of the compensation of each of the executive officers as of December 31, 2011 identified below, whom we refer to as our “Named Executive Officers”:

•	Frank J. Fertitta III, Manager, Chief Executive Officer and President;

•	Marc J. Falcone, Executive Vice President and Chief Financial Officer
•Richard J. Haskins, Executive Vice President, General Counsel and Secretary;

•	Kevin L. Kelley, Executive Vice President and Chief Operating Officer; and

•	Scott M Nielson, Executive Vice President and Chief Development Officer.
All of our Named Executive Officers are employees of Fertitta Entertainment. The Named Executive Officers are not compensated directly by the Company; however, they receive compensation for services as our executive officers from Fertitta Entertainment, to whom we pay management fees. See Item 13—Certain Relationships and Related Transactions, and Director Independence for additional information about our management relationship with affiliates of Fertitta Entertainment. As a result of the management arrangements, the compensation of our Named Executive Officers is determined exclusively by Fertitta Entertainment and we do not influence the determination of the amount or elements of such compensation. Accordingly, we do not have an executive compensation program for such officers.
Set forth below is information about all compensation for services rendered to the Company or its subsidiaries by each Named Executive Officer in all capacities for the period beginning on June 17, 2011, the date that we acquired the assets of STN and Fertitta Entertainment began providing services to the Company pursuant to the Management Agreements, through December 31, 2011 (the "Service Period"). The Company did not provide compensation to Fertitta Entertainment or the Named Executive Officers prior to June 17, 2011.
Compensation Committee Report
We do not have a separate compensation committee. We, as the Board of Managers, have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on this review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2011.
Respectfully Submitted,

Frank J. Fertitta III
Lorenzo J. Fertitta

Robert A. Cashell, Jr.
Stephen J. Greathouse
James E. Nave, D.V.M.
Robert E. Lewis

SUMMARY COMPENSATION TABLE
The following table sets forth information regarding compensation paid by Fertitta Entertainment to our Named Executive Officers for services rendered to the Company in all capacities during the Service Period. Accordingly, all compensation amounts presented for the year 2011 represents amounts for the Service Period.

Name and Principal Position	Year	Salary ($)(a)	Bonus ($)(b)	Stock Awards ($)(c)	Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(f)	All Other Compensation ($)(g)	Total ($)
Frank J. Fertitta III	2011	523,077	1,000,000		—	—	—	180,365	1,703,442
Chairman of the Board
and Chief Executive Officer

Marc J. Falcone	2011	266,017	1,063,700		—	—	—	51,128	1,380,845
Executive Vice President and
Chief Financial Officer

Richard J. Haskins	2011	261,538	250,000		—	—	—	12,400	523,938
Executive Vice President,
General Counsel and Secretary

Kevin L. Kelley	2011	392,308	375,000		—	—	—	22,564	789,872
Executive Vice President and
Chief Operating Officer

Scott M Nielson	2011	261,538	250,000		—	—	—	16,210	527,748
Executive Vice President and
Chief Development Officer
_____________________________________

(a)	Amounts shown are the salary amounts earned without consideration as to the year of payment.

(b)	Amounts represent discretionary bonuses earned without consideration as to the year of payment.

(c)
See the discussion under the caption "Equity Based Compensation" for a discussion of equity incentives granted to the Named Executive Officers representing an indirect interest in Fertitta Entertainment and FI Station Investor.

(d)
See the discussion under the caption "Equity Based Compensation" for a discussion of equity incentives granted to the Named Executive Officers representing an indirect interest in Fertitta Entertainment and FI Station Investor.

(e)	No amounts were earned during 2011 under non-equity incentive plans.

(f)	The Named Executive Officers are not participants in any pension plan or nonqualified deferred compensation plan.

(g)	All Other Compensation for the Service Period consists of the following:

Benefits and Perquisites ($)	Frank J. Fertitta III	Marc J. Falcone	Richard J. Haskins	Kevin L. Kelley	Scott M Nielson
Life insurance	180,365	2,173	—	—	6,090
Supplemental long-term disability	—	—	—	11,399	9,506
Executive medical	—	3,255	6,000	6,165	314
Club membership & dues	—	—	6,400	—	—
Fitness training	—	—	—	5,000	300
Other (h)	—	45,700	—	—	—
Total	$180,365	$51,128	$12,400	$22,564	$16,210

(h)	Represents partial forgiveness of principal and interest on a loan made to Mr. Falcone by Fertitta Entertainment on March 1, 2010 pursuant to his employment arrangement.

GRANTS OF PLAN-BASED AWARDS IN 2011
There were no grants of plan-based awards during the period June 17, 2011 through December 31, 2011 to any Named Executive Officer.
Discussion of Summary Compensation Table and Grants of Plan-Based Awards in 2011 Table
The annual base salary for each Named Executive Officer other than Frank J. Fertitta III is set forth in his employment agreement with Fertitta Entertainment. Mr. Fertitta does not have an employment agreement with Fertitta Entertainment. The base salary for each of the Named Executive Officers is reviewed on an annual basis and is subject to adjustment (for increase but not for decrease) based on an evaluation of the executive's performance. Actual base salary amounts, stock awards, cash bonus awards and other compensation for 2011 were determined by Fertitta Entertainment's managing members. The base salaries, stock awards, cash bonus awards and other compensation that were awarded to each Named Executive Officer during the Service Period are detailed in the above tables. A description of the material terms of the Named Executive Officers' employment agreements is set forth below.
Fertitta Entertainment entered into employment agreements with Marc J. Falcone on October 29, 2009 and with Richard J. Haskins, Kevin L. Kelley and Scott M.Nielson as of June 16, 2011 (collectively, the “Employment Agreements”). Pursuant to the terms of the Employment Agreements, Mr. Falcone has agreed to serve as the Chief Financial Officer of Fertitta Entertainment, Mr. Haskins has agreed to serve as Executive Vice President, General Counsel and Secretary of Fertitta Entertainment, Mr. Kelley has agreed to serve as Executive Vice President and Chief Operating Officer of Fertitta Entertainment and Mr. Nielson has agreed to serve as Executive Vice President and Chief Development Officer of Fertitta Entertainment. All of the Employment Agreements have five-year terms, but are subject to automatic three-year extensions unless Fertitta Entertainment or the Named Executive Officer who is party thereto gives notice at least 30 days prior to the end of the then-current term or unless the employment agreement is otherwise terminated pursuant to the terms of such agreement. The Employment Agreements provide that each such Named Executive Officer shall devote his full time and attention to the business and affairs of Fertitta Entertainment. The Employment Agreements do not prohibit the Named Executive Officers from engaging in charitable and community affairs or managing personal investments during the term of their employment.
Each Employment Agreement provides for a base salary (to be reviewed annually for increase but not decrease), an annual cash bonus to be based on the Named Executive Officer's performance and to be determined by Fertitta Entertainment's managing members. The annual base salary for the first year of each Named Executive Officer's employment with Fertitta Entertainment as provided by their respective employment agreements is as follows: Mr. Falcone shall receive $500,000, Mr. Haskins shall receive $500,000, Mr. Kelley shall receive $750,000 and Mr. Nielson shall receive $500,000.
The Employment Agreements provide that the Named Executive Officers are also entitled to certain other benefits and perquisites in addition to those made available to Fertitta Entertainment's management generally. Perquisites include, but are not limited to, four weeks of vacation per year.
For a discussion of the benefits to be paid to the Named Executive Officers upon termination of their Employment Agreements, please see the section entitled “Potential Payments Upon Termination of Employment”, below.
Equity-Based Compensation
Following the consummation of the Restructuring Transactions, long-term incentive compensation is now provided to the Named Executive Officers in the form of an indirect interest in non-voting limited liability company membership interests in Fertitta Entertainment and FI Station Investor. The indirect interest in membership interests of Fertitta Entertainment (the “FE Profit Interests”) and FI Station Investor (the “FI Profit Interests” and, together with the FE Profit Interests, the “Profit Interests”) allows certain officers and members of management of the Company to participate in the long-term growth and financial success of the Company through indirect ownership of an interest in Fertitta Entertainment, the manager of the Company's properties, and FI Station Investor, an indirect owner of a significant equity interest in the Company. The purpose is to promote the long-term growth and profitability of Fertitta Entertainment, and indirectly the Company, by aligning the interests of FI Station Investor's management with the interests of the owners of the Fertitta Entertainment and by encouraging retention. Following the consummation of the Restructuring Transactions, each Named Executive Officer (with the exception of Mr. Fertitta) or, in certain cases, a family trust that benefits only the Named Executive Officer and specified family members, was awarded FE Profit Interests and FI Profit Interests.
The FE Profit Interests held by the Named Executive Officers vest in five equal installments on the Effective Date and each of the first four anniversaries thereof and the FI Profit Interests held by the Named Executive Officers vest in four equal annual installments beginning on the Effective Date and on each of first three anniversaries of the Effective Date and the grant date, respectively, other than the FE Profit Interests held by Mr. Falcone, which vest in five equal annual installments on the anniversary of the effective date of his employment with Fertitta Entertainment, provided, in each case, that the holder of such Profit Interests is employed by Fertitta Entertainment or its affiliates on the applicable vesting date. In addition, vesting of unvested Profit Interests will be accelerated upon certain change-of-control events. Unvested Profit Interests are subject to forfeiture upon termination of employment of the holder thereof. Vested Profit Units are subject to call rights of Fertitta Entertainment or FI Station Investor, as applicable, in the event of termination of employment of the holder thereof for any reason, forfeiture in the event of termination of employment of the holder for specified acts or violations of employment agreements and a put right by the holder upon termination of employment without cause or good reason. The FE Profit Interests permit the holders thereof to participate in distributions made by Fertitta Entertainment following the return of capital contributions to the holders of common units of Fertitta Entertainment. The FI Profit Interests permit the holders thereof to participate in distributions made by FI Station Investor following the return of capital contributions and a return on investment of 15% per annum to the holders of common units of FI Station Investor. The FE Profit Interests and FI Profit Interests held by the Named Executive Officers represent approximately 10.0% and 10.0% of the total outstanding units in Fertitta Entertainment and FI Station Investor, respectively.

OUTSTANDING EQUITY AWARDS
The following table sets forth information concerning all unvested equity-based awards for the Named Executive Officers as of December 31, 2010.

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(a)	Market Value of Shares or Units of Stock That Have Not Vested ($)(b)
Frank J. Fertitta III	—	—
1,500 FE
Marc J. Falcone (1)	4,515,586 FI	—
2,000 FE
Richard J. Haskins (2)	4,515,586 FI	—
2,000 FE
Kevin L. Kelley (3)	4,515,586 FI	—
2,000 FE
Scott M Nielson (4)	4,515,586 FI	—

(a)	Represents indirect interest in profit units of Fertitta Entertainment and FI Station Investor.

(1)	Mr. Falcone's unvested stock awards will vest as follows:
500 FE Profit Interests will vest on October 29, 2012 and each of the following two anniversaries of such date. 1,128,896.5 FI Profit Interests will vest on October 28, 2012 and each of the following three anniversaries of such date.

(2)	Mr. Haskins's unvested stock awards will vest as follows:
500 FE Profit Interests will vest on June 16, 2012 and each of the following three anniversaries of such date. 1,128,896.5 FI Profit Interests will vest on October 28, 2012 and each of the following three anniversaries of such date.

(3)	Mr. Kelley's unvested stock awards will vest as follows:
500 FE Profit Interests will vest on June 16, 2012 and each of the following three anniversaries of such date. 1,128,896.5 FI Profit Interests will vest on October 28, 2012 and each of the following three anniversaries of such date.

(4)	Mr. Nielson's unvested stock awards will vest as follows:
500 FE Profit Interests will vest on June 16, 2012 and each of the following three anniversaries of such date. 1,128,896.5 FI Profit Interests will vest on October 28, 2012 and each of the following three anniversaries of such date.

All vesting is conditioned upon such named executive officer being an employee of Fertitta Entertainment or an affiliate of Fertitta Entertainment on the vesting date.

(b)
The market value of the unvested stock awards is not readily determinable as they represent indirect interests in profit units of private limited liability companies. None of the Named Executive Officers has received any payments from the Company in connection with such Profit Interests and neither the Company nor our subsidiaries are obligated, nor do we expect, to pay any amounts in respect of such Profit Interests.

OPTION EXERCISES AND STOCK VESTED DURING 2011
The following table sets forth information concerning the vesting of the stock awards for the period June 17, 2011 through December 31, 2011:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(a)	Value Realized on Vesting ($)(b)
Frank J. Fertitta III	—	—	—	—
Marc. J. Falcone	—	—	500 FE	—
Richard J. Haskins	—	—	500 FE	—
Kevin L. Kelley	—	—	500 FE	—
Scott M Nielson	—	—	500 FE	—

(a)	Represents the vesting of FE Profit Interests and FI Profit Interests.

(b)
The market value of the vested stock awards is not readily determinable as they represent indirect interests in profit units of private limited liability companies. None of the Named Executive Officers has received any payments from the Company in connection with such Profit Interests and neither the Company nor its subsidiaries are obligated, nor do we expect, to pay any amounts in respect of such Profit Interests.

PENSION BENEFITS

None.

NONQUALIFIED DEFERRED COMPENSATION
None.

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT
As described in “Compensation Discussion and Analysis—Employment Agreements”, each of the Named Executive Officers (other than Frank J. Fertitta III) is party to an employment agreement that requires Fertitta Entertainment to make payments and provide benefits to such Named Executive Officer upon the termination of his employment with Fertitta Entertainment under various scenarios. The Employment Agreements do not provide for any additional payments or benefits under a voluntary termination of employment by the Named Executive Officer or involuntary termination by the Company for Cause (as defined in the Employment Agreements). Under those scenarios, the Named Executive Officers are only entitled to their accrued and unpaid obligations, such as salary.
A description of the payments and benefits that we are required to provide to the Named Executive Officers under their Employment Agreements upon various termination events is set forth below.
“Cause” is defined under the Employment Agreements as any event in which the Named Executive Officer:

•	has committed any material act of dishonesty, fraud or willful misrepresentation

•	has been convicted of any felony;

•	has been determined by the managing members (or their designees) of Fertitta Entertainment to have breached a material representation of the Named Executive Officer in the Employment Agreement;

•
has breached any material obligation, service or duty under the Employment Agreement, and has failed to cure such breach within 30 days after receiving written notice from Fertitta Entertainment detailing such breach; or

•	has been found unsuitable to hold a gaming license by a final non-appealable decision of any applicable gaming authority.
Termination As A Result Of Death Or Disability
In the event that a Named Executive Officer (other than Frank J. Fertitta III) is terminated as a result of his death or disability, he or his legal representative will receive all salary due to the Named Executive Officer under his employment agreement as of the date of his death or disability. In addition, each Named Executive Officer will receive any compensation accrued and payable as of the date of death or disability.
Termination Without Cause
In the event a Named Executive Officer (other than Frank J. Fertitta III) is terminated without Cause, other than due to death or disability, the Named Executive Officer will receive an amount equal to his base salary, paid over a period of 12 months in equal installments after the date of termination of his employment, a pro-rata portion of the annual bonus for the year in which he is terminated, and continuation of medical insurance for 12 months.

MANAGER COMPENSATION FOR 2011
The following table discloses the compensation for members of our Board of Managers for the period June 17, 2011 through December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Lorenzo J. Fertitta	$48,750	$18,566	$67,316
James E. Nave, D.V.M.	48,750	—	48,750
Robert A. Cashell, Jr.	48,750	—	48,750
Stephen J. Greathouse	48,750	—	48,750
Robert E. Lewis	48,750	—	48,750
Discussion of Manager Compensation Table
Each member of the Board of Managers, excluding Frank J. Fertitta III, receives cash compensation for services to the Company, including service on committees of the Board of Managers. For the period June 17, 2011 through October 31, 2011, cash compensation of $6,500 per month was paid to each such member. Effective November 1, 2011, compensation paid to members of the Board of Managers was increased to an annual rate of $125,000, which is paid in 12 equal monthly installments of $10,417. Lorenzo J. Fertitta's other compensation represents medical benefits. Amounts shown are the amounts earned without consideration as to the year of payment.
GOVERNANCE AND COMPENSATION COMMITTEE
INTERLOCKS AND INSIDER PARTICIPATION
Since we do not have standing compensation committee, governance and compensation decisions are made by our entire board, subject to supermajority approval to the extent required pursuant to the Equityholders Agreement. The members of our Board of Managers are Frank J. Fertitta III, Lorenzo J. Fertitta, Dr. James E. Nave, D.V.M., Robert A. Cashell, Jr., Stephen J. Greathouse, and Robert E. Lewis. Frank J. Fertitta III is an officer of the Company and of certain of our subsidiaries. During the Service Period, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a manager or member of our Board of Managers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Company has two classes of membership interests: (1) Voting Units and (2) Non-Voting Units. The following table shows the beneficial ownership of the Company's membership interests of the Company's Managers, Named Executive Officers and each person who, as of March 15, 2012, owned beneficially more than 5% of the Company's membership interests.

Name and Address of Beneficial Owner	Voting Units	% of Voting Units	Non-Voting Units	% of Non-Voting Units
Station Voteco LLC (a)	100	100%	—	—%
Station Holdco LLC (b)	—	—%	100	100%
FI Station Investor LLC (c)	—	—%		45%	*
German American Capital Corporation (d)	—	—%		25%	*
JP Morgan Chase Bank, N.A. (e)	—	—%		15%	*
Oaktree SC Investments CTB, LLC (f)				5.6%	*
FMR LLC (g)				6.8%	*
Frank J. Fertitta III	49.9	49.9%		45%	*
Lorenzo J. Fertitta	49.9	49.9%		45%	*
Robert A. Cashell, Jr.	31.35	31.35%	—	—%
Stephen J. Greathouse	18.75	18.75%	—	—%
Named Executive Officers and Managers as a Group (h)	100	100%		45%
_______________________________________________________________________________
*    Represents beneficial ownership interest in units of Station Holdco.

(a)	All of the voting membership interests of the Company are owned by Station Voteco. Station Voteco is owned in the percentages described in the table above by (i) Frank J. Fertitta III, our Chief Executive Officer and President, (ii) Lorenzo J. Fertitta, (iii) Robert A. Cashell Jr., who is designated as a member of Station Voteco by German American Capital Corporation, and (iv) Stephen J. Greathouse, who is designated as a member of Station Voteco by JPMorgan Chase Bank, N.A. Frank J. Fertitta III and Lorenzo J. Fertitta own their interests in Station Voteco indirectly through their respective 50% interests in Fertitta Station Voteco Member LLC. The address of Station Voteco LLC and each of Messrs. Frank J. Fertitta III, Lorenzo J. Fertitta, Robert A. Cashell, Jr. and Stephen J. Greathouse is 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135.

(b)
The equity interests of Station Holdco are owned in the percentages set forth in the table above by (i) FI Station Investor, (ii) German American Capital Corporation, an indirect wholly owned subsidiary of Deutsche Bank AG, (iii) JPMorgan Chase Bank, N.A. and (iv) certain former unsecured creditors of STN. The address of Station Holdco is 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135.

(c)
On February 2, 2012, FI Station Investor LLC, an affiliate of Frank J. Fertitta III and Lorenzo J. Fertitta, entered into a purchase agreement to purchase all of the outstanding membership interests of Station Holdco held by JPMorgan Chase Bank N.A., subject to adjustment as a result of the exercise of certain tag along and rights of first refusal exercisable pursuant to the terms of the Equityholders Agreement, for an aggregate purchase price of $73.0 million. It is expected that FI Station Investor will own approximately 58% of the equity interests in Station Holdco after completion of the purchase. The address of FI Station Investor is 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135.

(d)	The address of German American Capital Corporation is 60 Wall Street, New York, NY.

(e)	The address of JPMorgan Chase Bank, N.A. is 383 Madison Street, New York, NY 10179.

(f)
Represents all of the non-voting units owned by Oaktree SC Investments CTB, LLC.  The managing member of Oaktree SC Investments CTB, LLC is Oaktree SC Holdings CTB, LLC.  Oaktree SC Holdings CTB, LLC is managed by a board of directors consisting of Jim Ford, Scott Graves and Jeffrey Nordhaus.  Each of the managing members and directors described above disclaims beneficial ownership of any non-voting units beneficially or of record owned by Oaktree SC Investments CTB, LLC, except to the extent of any pecuniary interest therein. The address for all of the entities and individuals identified above is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.

(g)
Consists of (i) 1,405,198 Units held by PRTN SC Holdings, LLC, a wholly-owned subsidiary of Fidelity Puritan Trust: Fidelity Puritan Fund, a registered investment fund (a “Fund”) advised by Fidelity Management & Research Company (“Fidelity”), (ii) 1,801,739 Units held by PAIN SC Holdings, LLC, a wholly-owned subsidiary of Fidelity Advisor Series I: Fidelity Advisor High Income Advantage Fund, a Fund advised by Fidelity, (iii) 3,084,514 Units held by STRAINC SC Holdings, LLC, a wholly-owned subsidiary of Fidelity School Street Trust: Fidelity Strategic Income Fund, a Fund advised by Fidelity, (iv) 16,622,841 Units held by CAPINC SC Holdings, LLC, a wholly-owned subsidiary of Fidelity Summer Street Trust: Fidelity Capital & Income Fund, a Fund advised by Fidelity, and (v) 3,699,288 Units held by ADVSTRA SC Holdings, LLC, a wholly-owned subsidiary of Fidelity Advisor Series II: Fidelity Advisor Strategic Income Fund, a Fund advised by Fidelity.

Fidelity, 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of the Units held by the Funds as a result of acting as investment adviser to the Funds, all of which are investment companies registered under Section 8 of the Investment Company Act of 1940.
Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the Funds each has sole power to dispose of the Units owned by the Funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees. Under the terms of its management contract with each fund, Fidelity has overall responsibility for directing the investments of the fund in accordance with the fund's investment objective, policies and limitations. Each fund has one or more portfolio managers appointed by and serving at the pleasure of Fidelity who make the decisions with respect to the disposition of the shares.

(h)	Named executive offices and managers as a group consist of ten persons.

EQUITY COMPENSATION PLAN INFORMATION
The Company does not currently maintain any equity compensation plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Agreements
On June 17, 2011, we and certain of our subsidiaries (in such capacity, the “Owner”) entered into the following management agreements with subsidiaries of our affiliate, Fertitta Entertainment (in such capacity, the “Manager”):

•	Management Agreement between Station Casinos LLC and FE Propco Management LLC for the operation and management of the Station Casinos Guarantor Group Properties (the “Propco Management Agreement”);

•	Management Agreement between NP Opco LLC and FE Opco Management LLC for the operation and management of the Opco Assets (the “Opco Management Agreement”); and

•	Management Agreement between Station GVR Acquisition, LLC and FE GVR Management LLC for the operation and management of the Green Valley Ranch Resort, Casino & Spa (the “GVR Management Agreement”).
Under the terms of the Management Agreements, the Manager is entitled to: (1) a base management fee equal to 2% of the gross revenues from the operation of the properties, (2) an incentive management fee equal to 5% of EBITDA generated by the properties, and (3) expense reimbursement and overhead allocation.
The Management Agreements are for a term of 25 years and non-terminable by the Owner except under specified circumstance, including breaches of such agreement or gross negligence or willful misconduct of the Manager, suspension of gaming licenses, certain bankruptcy events, change-of-control events or failure of the performance test by the Manager. To fail the performance test (which is subject to cure if the Manager elects to make certain cure payments), Manager must fail both the (i) “Budget EBITDA Test” and the (ii) “Market EBITDA Test” for two consecutive fiscal years, starting with the sixth and seventh fiscal years during the term of the Management Agreements.
While the Manager has authority to manage the day-to-day operations of the managed properties, the Manager is required pursuant the terms of the Management Agreements to seek the approval of Owner with respect to certain significant decisions.
During the period June 17, 2011 through December 31, 2011, the Company recognized management fee expense totaling $21.8 million pursuant to the Management Agreements. In addition, the Company allocates the costs of certain shared services to Fertitta Entertainment, primarily costs related to occupancy of a portion of the Company's corporate office building and services provided by human resources and regulatory personnel. For the period June 17, 2011 through December 31, 2011, costs allocated to Fertitta Entertainment for shared services totaled $0.8 million.
Credit Agreements and Restructured Land Loan
On the Effective Date, the Company entered into the Propco Credit Agreement, the Opco Credit Agreement and the Restructured Land Loan with certain lenders that include Deutsche Bank AG Cayman Islands Branch and JPMorgan Chase Bank, N.A. Affiliates of Deutsche Bank AG Cayman Islands Branch and JPMorgan Chase Bank AG own approximately 40% of the units of Station Holdco, the owner of all of the Company's Non-Voting Units, have the right to designate members that hold 50.1% of the units of Station Voteco, the owner of all of the Company's Voting Units, and have the right to designate up to three individuals to serve on the Company's Board of Managers. The members of our Board of Managers that are designated by the Mortgage Lenders could be deemed to have a material direct or indirect interest in the Propco Credit Agreement by virtue of their relationship with the Mortgage Lenders. For additional information about the Credit Agreements and the Restructured Land Loan see Description of Certain Indebtedness in Part II, Item 7 Management's Discussion and Analysis of Results of Operations in this Annual Report on Form 10-K.

Boulder Station Lease
The Company leases 27 acres of land on which Boulder Station is located from KB Enterprises, a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the "Related Lessor"). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III and Lorenzo J. Fertitta. See Item 2. Properties for details on the Boulder Station lease.
Texas Station Lease
The Company leases 47 acres of land on which Texas Station is located from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. See Item 2. Properties for details on the Texas Station lease.
Aliante Station Management Arrangement
The Company manages Aliante Station in North Las Vegas, Nevada on behalf of ALST, which acquired the property on November 1, 2011 pursuant to the reorganization of Aliante Gaming. Prior to ALST's acquisition of the property, STN Predecessor owned a 50% interest in Aliante Station. The Company entered into a five-year management agreement with ALST on November 1, 2011, and on November 14, 2011 ALST elected to terminate the agreement. In accordance with the transition services sections of the management agreement, the Company will manage Aliante Station for up to 18 months from the early termination date, subject to termination by ALST at any time upon not less than 30 days notice. The management arrangement provides for a monthly base management fee equal to 1% of Aliante Station's gross revenues and an annual incentive management fee payable quarterly equal to 7.5% of the property's EBITDA up to and including $7.5 million and 10% of EBITDA in excess of $7.5 million. Fertitta Entertainment has agreed to provide such management and transition services on behalf of the Company, and the Company has agreed to pay any and all management fees received from Aliante Gaming to Fertitta Entertainment. These management fees totaled $0.9 million for the Successor period June 17, 2011 through December 31, 2011.
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
Procedures for Review, Approval or Ratification of Transactions with Related Persons
Our Board of Managers has approved the related-party transaction policy and procedures which give our Audit Committee the power to approve or disapprove potential related-party transactions with of our managers and executive officers, and their immediate family members. The Audit Committee is charged with reviewing all relevant facts and circumstances of a related-party transaction, including if the transaction is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party and the extent of the person's interest in the transaction.
Manager Independence
Though not formally considered by our Board of Managers because our Voting Units and Non-Voting Units are not traded on any national securities exchange, based upon the listing standards of the NYSE we believe that Dr. Nave and Messrs. Lewis, Cashell and Greathouse would be considered independent directors (as independence is defined in Section 303A.02 of the listing standards of the NYSE). We do not believe that Messrs. Frank J. Fertitta III and Lorenzo J. Fertitta would be considered "independent" because of their relationships with the entities which hold significant interests in Station Holdco and Station Voteco, which collectively hold all of our outstanding Voting Units and Non-Voting Units, and other relationships with us. We do not have standing nominating, corporate governance or compensation committees, or committees that serve similar purposes.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees and Services
The following table summarizes the aggregate fees paid or accrued during 2011 and 2010 by the Station to Ernst & Young, LLP, its independent auditors:

	2011	2010
Audit fees	$991,394	$—
Audit-related fees	24,000	—
Tax fees	80,249	—
All other fees	96,222	—

In addition to performing the audit of the Company's consolidated financial statements for the year ended December 31, 2011 and the audits of the Predecessors' financial statements for the year ended December 31, 2010, Ernst & Young LLP also performed quarterly reviews of the Company's and STN Predecessor's consolidated financial statements, and provided various other services to the Company and the Predecessors during 2011 and 2010. Audit-related fees include fees paid for audits of employee benefit plans. Tax fees were primarily related to tax returns, tax restructuring advisory services, and technical services. All other fees are related primarily to the Company's Form 10 registration statement. Ernst & Young LLP did not provide any services to the Company related to financial information systems design and implementation during 2011 and 2010.
PRE-APPROVAL POLICIES AND PROCEDURES
The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent auditors. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it.
The Audit Committee approved all services provided by Ernst & Young LLP.
CERTIFICATIONS
The Chief Executive Officer and the Chief Accounting Officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Station Casinos, LLC Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:

		Report of Independent Registered Public Accounting Firm — Ernst & Young LLP

		Consolidated Balance Sheets as of December 31, 2011 (Successor) and 2010 (Predecessors)

Consolidated Statements of Operations — Period from June 17, 2011 through December 31, 2011 (Successor), Period from January 1, 2011 through June 16, 2011, Years Ended December 31, 2010 and 2009 (Predecessors)

Consolidated Statements of Members' / Stockholders' Equity (Deficit) — Period from June 17, 2011 through December 31, 2011 (Successor), Period from January 1, 2011 through June 16, 2011, Years Ended December 31, 2010 and 2009 (Predecessors)

Consolidated Statements of Cash Flows — Period from June 17, 2011 through December 31, 2011 (Successor), Period from January 1, 2011 through June 16, 2011, Years Ended December 31, 2010 and 2009 (Predecessors)

		Notes to Consolidated Financial Statements

	2.
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

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
10.1
Asset Purchase Agreement, dated as of March 9, 2011, by and between Station GVR Acquisition, LLC and Green Valley Ranch Gaming, LLC. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated March 10, 2011)

10.2
Credit Agreement dated as of June 16, 2011 by and among the Company, as borrower, Deutsche Bank AG Cayman Islands Branch, JP Morgan Chase Bank, N.A., and each other lender from time to time party thereto, as lenders, Deutsche Bank AG New York Branch, as L/C issuer, Deutsche Bank AG Cayman Islands Branch, as administrative agent, and Deutsche Bank Securities, Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint book runners (pursuant to a request for confidential treatment filed with the Securities Exchange Commission by the Company, confidential portions of this exhibit have been omitted and filed separately with the Securities Exchange Commission). (Incorporated herein by reference to the Company's Current Report on Form 8-K/A dated October 21, 2011)

10.3
Credit Agreement dated as of June 16, 2011 by and among NP Opco LLC, as borrower, Deutsche Bank AG Cayman Islands Branch, as administrative agent, each other lender party thereto, Deutsche Bank AG New York Branch, as L/C issuer, and J.P. Morgan Securities LLC, as syndication agent, and Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC as joint lead arrangers and joint book runners. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.4
Amended and Restated Credit Agreement dated as of June 16, 2011 by and among CV PropCo, LLC, as borrower, NP Tropicana LLC, as leasehold holder, NP Landco Holdco LLC, as holdco, Deutsche Bank AG Cayman Islands Branch, JPMorgan Chase Bank, N.A., and each other lender from time to time party thereto, as lenders, Deutsche Bank AG Cayman Islands Branch, as administrative agent for the secured parties, JPMorgan Chase Bank, N.A., as syndication agent, and Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint book running manager. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.5
First Lien Credit Agreement dated as of June 16, 2011 by and among GVR Holdco 1 LLC, as holdings, Station GVR Acquisition, LLC, as borrower, the lenders from time to time party thereto and Jeffries Finance LLC, as administrative agent, syndication agent and documentation agent, and Jeffries Finance LLC and Goldman Sachs Lending Partners LLC as joint lead arrangers and joint book runners. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.6
Second Lien Credit Agreement dated as of June 16, 2011 by and among GVR Holdco 1 LLC, as holdings, Station GVR Acquisition, LLC, as borrower, the lenders from time to time party thereto and Jeffries Finance LLC, as administrative agent, syndication agent and documentation agent, and Jeffries Finance LLC and Goldman Sachs Lending Partners LLC as joint lead arrangers and joint book runners. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.7
Non-Competition Agreement dated as of June 16, 2011 by and among the Company and Station Holdco LLC, Fertitta Entertainment LLC and FI Station Investor LLC, FE Propco Management LLC, FE Opco Management LLC, FE GVR Management LLC, Frank J. Fertitta III and Lorenzo J. Fertitta, and German American Capital Corporation and JPMorgan Chase Bank, N.A. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.8
Equityholders Agreement dated as of June 16, 2011 by and among the Company, certain subsidiaries and affiliates of the Company and each other holder of equity interests listed therein. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.9
Ground Lease and Sublease dated as of June 1, 1993 by and between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.10
Option to Lease or Purchase dated as of June 1, 1993 by and between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.11
Option to Acquire Interest Under Purchase Contract dated as of June 1, 1993 by and between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.12
First Amendment to Ground Lease and Sublease dated as of June 30, 1995 by and between KB Enterprises and Boulder Station, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.13
Lease Amendment No. 1, dated as of December 23, 1996 by and between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.14
Second Amendment to Ground Lease and Sublease dated as of January 7, 1997 by and between KB Enterprises and Boulder Station, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.15
Rent Agreement to the First Amendment to Ground Lease and Sublease dated as of March 28, 2003 by and between KB Enterprises and Boulder Station, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.16
Ground Lease dated as of June 1, 1995 by and between Station Casinos, Inc. and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.17
First Amendment to Ground Lease dated as of June 30, 1995 by and between Station Casinos, Inc. and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.18
Lease Amendment No. 1 dated as of December 23, 1996 by and between Station Casinos, Inc. and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.19
Second Amendment to Ground Lease dated as of January 7, 1997 by and between Texas Gambling Hall & Hotel, Inc. and Texas Station, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.20
Third Amendment to Ground Lease dated as of June 13, 2011 by and between Texas Gambling Hall & Hotel, Inc. and NP Texas LLC. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.21
Rent Agreement to the First Amendment to Ground Lease dated as of May 12, 2000 by and between Texas Gambling Hall & Hotel Real Estate Trust and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.22
Assignment, Assumption and Consent Agreement (Ground Lease) dated as of July 6, 1995 by and between Station Casinos, Inc. and Texas Station, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.23
Asset Purchase Agreement dated as of June 7, 2010 by and among Station Casinos, Inc., the subsidiaries of Station Casinos, Inc. listed therein and FG Opco Acquisitions LLC. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.24
First Amendment to Asset Purchase Agreement dated as of August 26, 2010 by and among Station Casinos, Inc., the subsidiaries of Station Casinos, Inc. listed therein and FG Opco Acquisitions LLC. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.25
Second Amendment to Asset Purchase Agreement dated as of March 29, 2011 by and among Station Casinos, Inc., the subsidiaries of Station Casinos, Inc. listed therein and FG Opco Acquisitions LLC. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.26
Third Amendment to Asset Purchase Agreement dated as of April 29, 2011 by and among Station Casinos, Inc., the subsidiaries of Station Casinos, Inc. listed therein and FG Opco Acquisitions LLC. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.27
Fourth Amendment to Asset Purchase Agreement dated as of June 15, 2011 by and among Station Casinos, Inc., the subsidiaries of Station Casinos, Inc. listed therein and FG Opco Acquisitions LLC. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.28
Management Agreement dated as of June 16, 2011 by and between the Company and FE Propco Management LLC. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.29	Management Agreement dated as of June 16, 2011 by and between NP Opco LLC and FE Opco Management LLC. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)
10.30
Management Agreement dated as of June 16, 2011 by and between NP Tropicana LLC and FE Landco Management LLC. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.31
Management Agreement dated as of June 16, 2011 by and between Station GVR Acquisition, LLC and FE GVR Management LLC. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.32
Indenture dated as of January 3, 2012 among the Company, certain of its wholly owned subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as Trustee. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated January 3, 2012)

10.33
Supplemental Indenture dated as of February 22, 2012 among the Company, certain of its wholly owned subsidiaries, as guarantors, and Wells Fargo, National Association, as Trustee. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated February 22, 2012)

21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
_____________________________

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

STATION CASINOS LLC
Dated:	By:	/s/ FRANK J. FERTITTA III
March 30, 2012		Frank J. Fertitta III
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ FRANK J. FERTITTA III	Chief Executive Officer and President (Principal Executive Officer) Member of Fertitta Holdco LLC, the manager of Fertitta Entertainment LLC, the member of Station Voteco LLC, the member of the Company	March 30, 2012
Frank J. Fertitta III
/s/ MARC J. FALCONE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2012
Marc J. Falcone
/s/ THOMAS M. FRIEL	Executive Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	March 30, 2012
Thomas M. Friel
/s/ LORENZO J. FERTITTA	Manager	March 30, 2012
Lorenzo J. Fertitta
/s/ ROBERT A. CASHELL, JR.	Manager	March 30, 2012
Robert A. Cashell, Jr.
	Manager	March 30, 2012
Stephen J. Greathouse
/s/ JAMES E. NAVE, D.V.M.	Manager	March 30, 2012
James E. Nave, D.V.M.
/s/ ROBERT E. LEWIS	Manager	March 30, 2012
Robert E. Lewis