Form 10-Q
period 2012-03-31
Station Casinos LLC
filed 2012-05-15
CIK 1503579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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
As of May 14, 2012, 100 shares of the registrant's voting units were outstanding and 100 shares of the registrant's non-voting units were outstanding.

STATION CASINOS LLC
INDEX

Part I.	Financial Information	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets—March 31, 2012 (unaudited) and December 31, 2011	4
	Condensed Consolidated Statements of Operations (unaudited)—Three Months Ended March 31, 2012 (Successor) and March 31, 2011 (Predecessor)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) - Three Months Ended March 31, 2012 (Successor) and March 31, 2011 (Predecessor)	6
	Condensed Consolidated Statements of Cash Flows (unaudited)—Three Months Ended March 31, 2012 (Successor) and March 31, 2011 (Predecessor)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	49
Part II.	Other Information	50
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	50
Signature		52

Part I. Financial Information
Item 1.    Financial Statements

STATION CASINOS LLC CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except units data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (includes Cash and cash equivalents of consolidated variable interest entity of $50 and $12, respectively)	$100,228	$95,821
Restricted cash	1,986	2,005
Receivables, net (includes Receivables, net of consolidated variable interest entity of $3,038 and $2,863, respectively)	31,383	27,446
Inventories	8,502	9,144
Prepaid gaming tax	19,056	18,180
Prepaid expenses and other current assets	15,649	11,701
Total current assets	176,804	164,297
Property and equipment, net	2,230,856	2,246,065
Goodwill	195,132	195,132
Intangible assets, net (includes Intangible assets of consolidated variable interest entity of $59,953 and $62,503, respectively)	210,730	214,092
Land held for development	227,067	227,857
Investments in joint ventures	10,250	10,157
Native American development costs	73,282	70,516
Other assets, net (includes Other assets, net of consolidated variable interest entity of $0 and $282, respectively)	51,054	50,233
Total assets	$3,175,175	$3,178,349
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Current portion of long-term debt (includes Current portion of long-term debt of consolidated variable interest entity of $0, and $38, respectively)	$16,393	$16,380
Accounts payable	17,497	17,240
Accrued interest payable	8,501	2,858
Accrued expenses and other current liabilities (includes Accrued expenses and other current liabilities of consolidated variable interest entity of $780 and $402, respectively)	103,133	92,162
Total current liabilities	145,524	128,640
Long-term debt, less current portion (includes Long-term debt, less current portion, of consolidated variable interest entity of $0 and $244, respectively)	2,152,633	2,178,847
Deficit investments in joint ventures	2,316	2,318
Other long-term liabilities, net	28,242	26,068
Total liabilities	2,328,715	2,335,873
Commitments and contingencies
Members' equity:
Voting units; 100 units issued and outstanding	—	—
Non-voting units; 100 units issued and outstanding	—	—
Additional paid-in capital	844,876	844,924
Accumulated other comprehensive loss	(21,994)	(20,154)
Accumulated deficit	(18,259)	(25,093)
Total Station Casinos LLC members' equity	804,623	799,677
Noncontrolling interest	41,837	42,799
Total members' equity	846,460	842,476
Total liabilities and members' equity	$3,175,175	$3,178,349
The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands) (unaudited)

	Successor	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming LLC
	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Operating revenues:
Casino	$230,179	$183,353	$32,502
Food and beverage	60,949	45,137	10,562
Room	27,858	19,248	5,156
Other	16,433	14,385	2,147
Management fees	7,765	4,880	—
Gross revenues	343,184	267,003	50,367
Promotional allowances	(24,985)	(19,276)	(4,597)
Net revenues	318,199	247,727	45,770
Operating costs and expenses:
Casino	88,162	74,760	13,158
Food and beverage	42,294	32,227	6,713
Room	10,880	8,471	1,626
Other	5,875	5,335	1,087
Selling, general and administrative	70,005	57,105	9,483
Corporate	—	7,307	—
Development and preopening	55	1,086	—
Depreciation and amortization	30,701	33,130	5,185
Management fees	11,781	—	1,706
Write downs and other charges, net	451	279	37
Restructuring	—	—	8,020
	260,204	219,700	47,015
Operating income (loss)	57,995	28,027	(1,245)
Earnings from joint ventures	545	5	—
Operating income (loss) and earnings from joint ventures	58,540	28,032	(1,245)
Other (expense) income:
Interest expense, net	(49,620)	(23,619)	(13,449)
Interest and other expense from joint ventures	—	(10,441)	—
Change in fair value of derivative instruments	—	397	—
	(49,620)	(33,663)	(13,449)
Income (loss) before income taxes and reorganization items	8,920	(5,631)	(14,694)
Reorganization items, net	—	(9,618)	—
Income (loss) before income taxes	8,920	(15,249)	(14,694)
Income tax benefit	—	5,223	—
Net income (loss)	8,920	(10,026)	(14,694)
Less: net income applicable to noncontrolling interest	2,086	1,800	—
Net income (loss) applicable to Station Casinos LLC members / Station Casinos, Inc. stockholders / Green Valley Gaming LLC members	$6,834	$(11,826)	$(14,694)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (amounts in thousands) (unaudited)

	Successor	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming LLC
	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011

Net income (loss)	$8,920	$(10,026)	$(14,694)
Other comprehensive income (loss):
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(5,030)	—	—
Less: Reclassification of unrealized losses on interest rate swaps into operations	3,121	—	—
Unrealized loss on interest rate swaps, net	(1,909)	—	—
Unrealized gain (loss) on available-for-sale securities (a)	69	(31)	—
Amortization of unrecognized pension and postretirement benefit plan liabilities (a)	—	(10)	—
Comprehensive income (loss)	7,080	(10,067)	(14,694)
Less: comprehensive income attributable to noncontrolling interests	2,086	1,800	—
Comprehensive income (loss) attributable to Station Casinos LLC members / Station Casinos, Inc. stockholders / Green Valley Gaming LLC members	$4,994	$(11,867)	$(14,694)
_________________________________________
(a) Amounts for Station Casinos, Inc. are net of tax

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands) (unaudited)

	Successor	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming LLC
	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2012
Cash flows from operating activities:
Net income (loss)	$8,920	$(10,026)	$(14,694)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,701	33,130	5,185
Change in fair value of derivative instruments	—	(397)	—
Write downs and other charges, net	451	279	37
Amortization of debt discount and debt issuance costs	19,580	196	277
Accrued interest—paid in kind	1,017	—	—
Share based compensation	—	3,375	—
(Earnings) losses from joint ventures	(545)	10,436	—
Reorganization items	—	9,618	—
Changes in assets and liabilities:
Restricted cash	19	(17,529)	1,600
Receivables, net	(3,937)	2,958	(1,397)
Inventories and prepaid expenses	(3,388)	5,702	(271)
Deferred income tax	—	(11,318)	—
Accounts payable	257	306	(2,160)
Accrued interest	5,643	4,549	13,114
Accrued expenses and other current liabilities	8,646	1,549	(2,168)
Due to Station Casinos, Inc.	—	—	1,595
Other, net	298	1,536	22
Net cash provided by operating activities before reorganization items	67,662	34,364	1,140
Net cash used for reorganization items	—	(7,895)	—
Net cash provided by operating activities	67,662	26,469	1,140
Cash flows from investing activities:
Capital expenditures	(12,365)	(7,899)	(819)
Proceeds from sale of property and equipment	32	4	—
Distributions in excess of earnings from joint ventures	449	899	—
Construction contracts payable	1,893	21	—
Native American development costs	(2,766)	(1,516)	—
Other, net	(1,452)	(1,922)	—
Net cash used in investing activities	(14,209)	(10,413)	(819)
Cash flows from financing activities:
Payments under Successor credit agreements with original maturities of three months or less, net	(5,800)	—	—
Payments under Successor credit agreements with original maturities greater than three months	(39,178)	—	—
Payments under STN Term Loan with original maturities greater than three months	—	(625)	—
Distributions to members	(3,096)	—	—
Debt issuance costs	(324)	—	—
Payments on other debt	(648)	(61)	—
Net cash used in financing activities	(49,046)	(686)	—

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (amounts in thousands) (unaudited)

	Successor	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming LLC
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash and cash equivalents:
Increase in cash and cash equivalents	4,407	15,370	321
Balance, beginning of period	95,821	165,357	40,603
Balance, end of period	$100,228	$180,727	$40,924
Supplemental cash flow disclosures:
Cash paid for interest, net of $1,286, $1,707 and $0 capitalized, respectively	$22,252	$18,384	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation
Station Casinos LLC, a Nevada limited liability company (the “Company,” “Station,” “we,” “our,” “us,” or “Successor”), is a gaming and entertainment company that owns and operates nine major hotel/casino properties and eight smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. The Company also manages a casino in southwestern Michigan for a Native American tribe. Station was formed on August 9, 2010 to acquire substantially all of the assets of:

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
The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Company's Annual Report on Form 10–K for the year ended December 31, 2011.
The preparation of consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.
On the Effective Date, the Company adopted fresh-start reporting in accordance with Accounting Standards Codification ("ASC") Topic 852 Reorganizations ("ASC Topic 852"), which results in a new reporting entity for accounting purposes. Fresh–start reporting generally requires resetting the historical net book value of assets and liabilities to their estimated fair values by allocating the entity's enterprise value to its asset and liabilities as of the Effective Date. Certain fair values differed materially from the historical carrying values recorded on Predecessors' balance sheets. As a result of the adoption of fresh–start reporting, the Company's post–emergence condensed consolidated financial statements are prepared on a different basis of accounting than the condensed consolidated financial statements of Predecessors prior to emergence from bankruptcy, including the historical financial statements included in this report, and therefore are not comparable in many respects with Predecessors' historical financial statements.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

References in this Quarterly Report on Form 10-Q to "Successor" refer to the Company on or after June 17, 2011. Similarly, periods before June 17, 2011 are referred to herein as "Predecessor Periods," while the periods beginning June 17, 2011 or thereafter are referred to herein as the "Successor Periods."
For the periods prior to the Effective Date the accompanying condensed consolidated financial statements for the Predecessors were prepared in accordance with ASC Topic 852 which provides accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code. ASC Topic 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Case distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As a result, revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business, including fresh–start adjustments, debt discharge and other effects of the Plans, were reported separately as reorganization items in the condensed consolidated statements of operations of Predecessors. ASC Topic 852 also requires that the balance sheet distinguish pre–petition liabilities subject to compromise from both those pre–petition liabilities that are not subject to compromise and from post–petition liabilities, and requires that cash used for reorganization items be disclosed separately in the statement of cash flows. Accordingly, STN and GVR Predecessor adopted ASC Topic 852 on July 28, 2009 and April 12, 2011, respectively, and have segregated those items as outlined above for all reporting periods subsequent to the respective petition dates.
Overview of Recent Developments
Long-term Debt. Effective January 3, 2012, pursuant to the terms of the Company's $1.6 billion credit agreement (the "Propco Credit Agreement"), the lenders elected (a) to fix the interest rate on the $625 million Tranche B-3 loan, and (b) to exchange such fixed rate Tranche B-3 loan for the Senior Notes due 2018 (the "Senior Notes"). Interest accrues on the Senior Notes at an initial annual rate of 3.65%, increasing to 3.66% on June 16, 2012, 3.67% on June 16, 2013, 4.87% on June 16, 2014, 7.22% on June 16, 2016 and 9.54% on June 16, 2017. To the extent the Company has not redeemed or otherwise repaid the entire outstanding principal amount of the Senior Notes on or prior to June 17, 2016 or June 19, 2017, it will be required to pay a duration fee equal to 1% of the aggregate principal amount of Senior Notes outstanding on such dates. The Senior Notes are guaranteed by the Company's restricted subsidiaries that are guarantors under the Propco Credit Agreement, which are the Company's subsidiaries that own Red Rock, Palace Station, Boulder Station and Sunset Station, and NP Development LLC and NP Losee Elkhorn Holdings LLC. The Senior Notes are redeemable at any time after December 31, 2012 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and the Company is required to offer to purchase the Senior Notes at 100% of the principal amount plus accrued interest thereon in the event of certain change of control transactions and with certain proceeds of asset sales. The costs of the debt issue exchange incurred by the Company are included in other assets, net on the Company's condensed consolidated balance sheet, and are being amortized to interest expense using the effective interest method over the expected term of the Senior Notes.
The indenture governing the Senior Notes contains certain financial and other covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to make restricted payments or investments, incur additional indebtedness or issue disqualified stock or create subordinated indebtedness that is not subordinated to the Senior Notes or the guarantees, create liens, transfer and sell assets, merge, consolidate or dispose of substantially all of their assets, enter into certain transactions with affiliates, engage in lines of business other than their core business and related businesses, and create restrictions on dividends and other payments by the restricted subsidiaries (see Note 6 for additional information).
Native American Development. On March 27, 2012, the Federated Indians of Graton Rancheria (“FIGR”) and the State of California entered into a tribal–state gaming compact.  The compact must be ratified by the California legislature and approved by the United States Secretary of the Interior prior to becoming effective.  Once effective, it will regulate gaming at the FIGR's proposed gaming project in Sonoma County, California.  The compact provides for the FIGR to operate up to 3,000 slot machines at the proposed project in return for sharing 15% of net proceeds with the State of California, Sonoma County, the City of Rohnert Park and other Native American tribes.  Ratification of the Compact by the California legislature was completed on May 10, 2012. No assurances can be provided as to whether the Secretary of the Interior will approve the compact.  The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals and there can be no assurances as to when or if the necessary approvals will be obtained (see Note 5 for additional information).
Equity. On April 30, 2012, FI Station Investor LLC ("FI Station Investor"), an affiliate of Frank J. Fertitta III and Lorenzo J. Fertitta, purchased membership interests in Station Holdco LLC, the holder of 100% of the Company's non-voting

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

units (“Station Holdco”), held by JPMorgan Chase Bank N.A. (“JPM”) and certain other sellers that exercised tag-along rights pursuant to the Company's equityholders agreement (the “Equityholders Agreement”). As a result of such purchase and the related purchases by other equityholders of Station Holdco, JPM sold all of its membership interest in Station Holdco and FI Station Investor owns approximately 58% of the equity interests in Station Holdco (see Note 9 for additional information).
Principles of Consolidation
The amounts shown in the accompanying condensed consolidated financial statements of the Company include the accounts of the Company, its wholly owned subsidiaries and MPM Enterprises, LLC (“MPM”), which is 50% owned and controlled by the Company and required to be consolidated. Investments in all other 50% or less owned affiliated companies are accounted for under the equity method. The amounts shown in the accompanying condensed consolidated financial statements for STN Predecessor for the period prior to the Effective Date include the accounts of STN, its wholly owned subsidiaries and MPM, which was 50% owned by STN and required to be consolidated. STN's investments in all other 50% or less owned affiliated companies were accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.
For the Company and STN Predecessor, the third party holdings of equity interests are referred to as noncontrolling interests. The portion of net income attributable to noncontrolling interests is presented separately on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income, and the portion of stockholders' deficit or members' equity attributable to noncontrolling interests is presented separately on the condensed consolidated balance sheets.
Significant Accounting Policies
A description of the Company's significant accounting policies can be found in Item 7 of its Annual Report on Form 10–K for the year ended December 31, 2011.
Recently Issued Accounting Standards
A variety of proposed or otherwise potential accounting guidance is currently under study by standard-setting organizations and certain regulatory agencies. Due to the tentative and preliminary nature of such proposed accounting guidance, we have not yet determined the effect, if any, that the implementation of such proposed accounting guidance would have on our condensed consolidated financial statements.
2.    Pro Forma Results of Operations
The following table presents unaudited pro forma results of operations as if the transactions related to the Chapter 11 Cases had been consummated at the beginning of the earliest period reported (amounts in thousands, unaudited):

Three Months Ended March 31, 2011
Net revenues	$293,497
Operating income	42,996
Net loss	(4,291)
Net loss applicable to Station Casinos LLC members	(6,091)

All costs and expenses not directly affected by the Chapter 11 Cases and related transactions have not been removed in the pro forma adjustments. The pro forma information should not be relied upon as necessarily being indicative of the results that would have been achieved if the transactions related to the Chapter 11 Cases had actually occurred on that date, nor of the results that may be reported in the future.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.        Goodwill and Other Intangible Assets
The following table presents the carrying value of goodwill (amounts in thousands, unaudited):

	Station Casinos LLC	Station Casinos, Inc.
	March 31, 2012	March 31, 2011
Goodwill, gross amount	$195,132	$2,986,993
Accumulated impairment losses	—	(2,862,680)
Goodwill, net of accumulated impairment losses	$195,132	$124,313
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2012 and 2011, respectively.
Intangible assets, net for the Company as of March 31, 2012 and December 31, 2011 consist of the following (amounts in thousands):

	Station Casinos LLC
	March 31, 2012
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	300	—	300
Customer relationships	15	22,800	(1,199)	21,601
Management contracts	7-20	115,000	(8,129)	106,871
Beneficial leases	2-10	3,990	(576)	3,414
Other	1-2	2,050	(706)	1,344
		$221,340	$(10,610)	$210,730

	Station Casinos, Inc.
	December 31, 2011
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	300	—	300
Customer relationships	15	22,800	(819)	21,981
Management contracts	7-20	115,000	(5,554)	109,446
Beneficial leases	2-10	3,990	(393)	3,597
Other	1-2	2,050	(482)	1,568
		$221,340	$(7,248)	$214,092

The intangible asset for customer relationships refers to the value associated with our rated casino guests. The Company amortizes its finite-lived intangible assets, including its customer relationship intangible asset, using the straight-line method over their estimated useful lives. The aggregate amortization expense for those assets that are amortized under the provisions of ASC Topic 350, Intangibles—Goodwill and Other was approximately $3.4 million and $0.7 million for the three months ended March 31, 2012 (Successor) and March 31, 2011 (STN Predecessor), respectively. Estimated annual amortization expense for intangible assets for the years ended December 31, 2012, 2013, 2014, 2015, and 2016 is anticipated to be approximately $13.4 million, $13.0 million, $12.2 million, $18.3 million, and $18.3 million respectively.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Investments in Joint Ventures
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
Predecessor
For the Predecessor Period, interest and other expense from joint ventures includes STN's 50% interest in the mark–to–market valuation of certain joint ventures' interest rate swaps that were not designated as hedging instruments for accounting purposes. The following table identifies STN's total equity earnings (loss) from joint ventures (amounts in thousands, unaudited):

Predecessor
Station Casinos, Inc.
Three Months Ended March 31, 2011
Operating earnings from joint ventures	$5
Interest and other expense from joint ventures	(10,441)
Net loss from joint ventures	$(10,436)

The following table summarizes the results of operations for STN's joint ventures (amounts in thousands, unaudited):

Predecessor
Station Casinos, Inc.
Three Months Ended March 31, 2011
Net revenues	$107,961
Operating costs and expenses	104,113
Operating income	3,848
Interest and other expense, net	(39,807)
Net loss	$(35,959)

5.    Native American Development

Following is information about the Native American projects acquired by the Company on the Effective Date, including historical information about the development activities of STN.

The Federated Indians of Graton Rancheria
On April 22, 2003, STN entered into development and management agreements with the FIGR, a federally recognized Native American tribe. Pursuant to those agreements, the Company will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected STN to assist them in designing, developing and financing their project, and upon opening, the Company will manage the facility on behalf of the FIGR. As currently contemplated and as described in the Record of Decision for the environmental impact statement, the project would

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

have a total of approximately 535,000 square feet of space, of which approximately 110,000 square feet will be casino, and the remainder of which will be non–casino space, and may include a hotel, banquet and meeting space, multiple bars, a food court and various dining options.
The management agreement has a term of seven years from the date of the opening of the project. The Company will receive a management fee equal to 24% of the facility's net income in years 1 through 4 and 27% of the facility's net income in years 5 through 7. The Company will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility. The management agreement may be terminated under certain circumstances, including but not limited to, material breach, changes in regulatory or legal status, and mutual agreement of the parties. There is no provision in the management agreement allowing the FIGR to buy–out the management agreement prior to its expiration. Under the terms of the management agreement, the Company will provide training to the FIGR such that they may assume responsibility for managing the facility upon expiration of the seven–year term of the agreement.
The Company has agreed to provide certain advances for the development of the project, including, but not limited to, monthly payments to the FIGR, professional fees, consulting services, mitigation costs and design and pre-construction services fees. The Company has agreed to assist the FIGR in obtaining third–party financing for the project, however it does not expect such financing will be obtained until shortly before the project commences construction, and as such, the timing of obtaining the financing is uncertain. In addition, there can be no assurance that the Company will be able to obtain third–party financing for the project on acceptable terms or at all. Prior to obtaining such financing, the Company will contribute significant financial support to the project, and through March 31, 2012, the Company and STN have advanced approximately $156.1 million toward the development of the project, primarily to complete the environmental impact study and secure real estate for the project, and the carrying value of these advances is included in Native American development costs on the Company's combined balance sheet. STN began capitalizing expenditures toward the project in 2003. Advances bear interest at a rate equal to the Company's weighted cost of capital and are expected to be repaid from the proceeds of the third–party financing or from the FIGR's gaming revenues, however there can be no assurance that the advances will be repaid. With the adoption of fresh–start reporting, the carrying value of the advances was adjusted to fair value. Through the Effective Date, STN paid approximately $2.0 million in payments related to the achievement of certain milestones, which were expensed as incurred, and the Company has no further commitments to pay milestone payments on this project.
Upon termination or expiration of the management and development agreements, the FIGR will continue to be obligated to repay unpaid principal and interest on the advances from the Company and STN, as well as certain other amounts that may be due, such as management fees. Amounts due to the Company under the development and management agreements are secured by substantially all of the assets of the project, other than real property. In addition, the development and management agreements contain waivers of the FIGR's sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling arbitration and other remedies.
In August 2005, STN purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, STN purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one–quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. The site is easily accessible via Wilfred Avenue and Business Park Drive, and will have multiple points of ingress and egress. In March 2008, it was determined that approximately 254 acres of the 270–acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by STN. Over the period of May 2007 through June 2008, STN purchased an additional 11 acres of land adjacent to the 23-acre site, bringing the total land retained for development by the Company to 34 acres.
On May 7, 2008, the Department of Interior (“DOI”) published in the Federal Register a Notice of Final Agency Determination (the “Determination”) to take certain land into trust for the benefit of the FIGR. The publication commenced a 30-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, the Stop The Casino 101 Coalition and certain individuals filed a complaint (the “Complaint”) in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint sought judicial review of the Determination. On April 21, 2009, the DOI and FIGR's motions to dismiss were granted. On June 8, 2009, the plaintiffs filed an appeal (the “Appeal”) in the United States Court of Appeals for the Ninth Circuit (the “Court of Appeals”), and the DOI agreed to voluntarily stay the taking of the site into trust pending resolution of the Appeal. On June 3, 2010, the Court of Appeals affirmed the district court's dismissal of the Complaint. On July 19, 2010, the plaintiffs filed a petition for rehearing en banc. The Court of Appeals denied plaintiffs' petition on August 11, 2010. Notwithstanding the fact that plaintiffs' complaint was dismissed and land has been taken into trust for the FIGR, opponents of the project may still seek to exercise legal remedies to delay or stop the project.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 1, 2010, the Bureau of Indian Affairs of the U.S. Department of the Interior (the “BIA”) accepted approximately 254 acres of land owned by STN into trust on behalf of the FIGR for the development of the project.
On October 1, 2010, the National Indian Gaming Commission (the "NIGC") informed STN and the FIGR that the NIGC approved the management agreement by and between the FIGR and STN for Class II gaming at the planned gaming and entertainment facility. Class II gaming includes games of chance such as bingo, pull-tabs, tip jars and punch boards (and electronic or computer–aided versions of such games), and non-banked card games. A banked game is one in which players compete against the licensed gaming establishment rather than against one another. The FIGR and the Company are also pursuing approval of Class III gaming, which would permit casino–style gaming at the planned facility, including banked table games, such as blackjack, craps and pai gow, and gaming machines such as slots, video poker, lotteries and pari-mutuel wagering. Pari–mutuel wagering is a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers. Class III gaming would require a compact (the “Compact”) signed by the Governor and ratified by the California legislature, approval of the Compact by the Secretary of the Interior (the "Secretary") and approval by the NIGC of a modification to the existing management agreement, or a new management agreement, permitting Class III, or casino–style, gaming.
Representatives of FIGR and the Governor of the State of California negotiated the Compact and Governor Brown executed the Compact on March 27, 2012. The Compact provides for the FIGR to operate up to 3,000 slot machines at the proposed project in return for sharing 15% of the net proceeds with the State of California, Sonoma County, the City of Rohnert Park and other Native American tribes, which includes payments due to local authorities under any memorandum of understanding. Assembly Bill 517 (as amended), the legislation necessary to ratify the Compact, was introduced in the California legislature on April 19, 2012. Informational hearings were held in the Senate and Assembly Governmental Organization committees on May 1 and 2, respectively. On May 7, 2012, the California Senate passed A.B. 517 and on May 10, 2012, the California Assembly passed A.B. 517. The FIGR will now submit the Compact to the DOI for consideration by the Secretary.
There can be no assurance that the project will be able to obtain, in a timely fashion or at all, the approvals necessary to conduct Class III, or casino–style, gaming at the facility.
The following table outlines the Company's evaluation at March 31, 2012 of each of the critical milestones necessary to complete the FIGR project. Both positive and negative evidence was considered in the evaluation.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2012
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
Status of obtaining regulatory and governmental approvals:
Tribal–State Compact
A compact is not required for Class II gaming; however, the FIGR have entered into a Class III gaming compact with the State of California, which was fully executed on April 27, 2012 and ratified by the California legislature on May 10, 2012.

Approval of gaming compact by DOI
No compact approval by DOI is required for Class II gaming; however, the FIGR have entered into a Class III gaming compact with the State of California and will submit the Compact to DOI for approval by the Secretary. The Company believes the DOI will approve the Compact because the material terms and conditions thereof are consistent with compacts that have previously been approved or allowed to become effective.

Approval of management agreement by NIGC	Yes
Date	October 1, 2010
DOI accepting usable land into trust on behalf of the tribe	Yes
Date	October 1, 2010
Gaming licenses:
Type	Class II
Number of gaming devices allowed	The Compact limits the number of Class III gaming devices to be operated at the facility to 3,000. There is no limitation on the number of Class II gaming devices that the FIGR may operate.
City agreement
The FIGR have entered into a Memorandum of Understanding with the City of Rohnert Park under which the tribe has agreed to pay one–time and recurring mitigation contributions, subject to certain contingencies. Such payments will be included in the 15% of net proceeds payable under the Compact.

Date of city agreement	October 14, 2003
County and other agreements
The FIGR will enter into a memorandum of understanding with Sonoma County specifically defining the mitigation measures for which the FIGR will pay the County. Based upon discussions with representatives of Sonoma County, the Company believes Sonoma County will enter into a memorandum of understanding with the FIGR to mitigate certain local impacts of the project. Mitigation payments will be included in the 15% of net proceeds payable under the Compact.

The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained. The Company currently estimates that construction of the facility will begin after the financing for the project has been obtained, which it anticipates to be during the middle of 2012, and the Company estimates that the facility would be completed and opened for business approximately 14 to 18 months after construction begins. There can be no assurance, however, that the project will be completed and opened within this time frame or at all.
The Company has evaluated the likelihood that the FIGR project will be successfully completed and opened, and has concluded that at March 31, 2012, the likelihood of successful completion is in the range of 90% to 100%. The Company's evaluation is based on its consideration of all available positive and negative evidence about the status of the project, including the status of required regulatory approvals, and the progress being made toward the achievement of all milestones and the likelihood of successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change the Company's estimates of the timing, scope, and potential

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for successful completion or that such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the project even if it is successfully completed and opened for business.
North Fork Rancheria of Mono Indian Tribe
On December 8, 2003, STN entered into development and management agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. The Company has purchased, for the benefit of the Mono, a 305–acre parcel of land located on Highway 99 north of the city of Madera.
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
The Mono entered into memoranda of understanding with the County of Madera, the City of Madera, and the Madera Irrigation District, on August 16, 2004, October 18, 2006, and December 19, 2006, respectively. Under those agreements, the Mono agreed to make monetary contributions to mitigate potential impacts of the project on the community, and also agreed to certain non-monetary covenants. In accordance with these agreements, the tribe has agreed to pay non–recurring mitigation contributions ranging from $13.2 million to $28.2 million and recurring annual mitigation contributions totaling approximately $5.1 million, all of which are subject to CPI adjustments. These contributions are intended to mitigate the impact of the project on law enforcement, public safety, roads and transportation, local land use planning, water conservation and air quality, as well as to provide funding for parks, recreation, economic development, education, behavioral health and certain charitable programs. The Mono's obligation to pay the contributions is contingent upon certain future events including acceptance of the land into trust, commencement of project construction, and for certain contributions, the opening of the project. The tribe also expects to enter into a mitigation agreement with CalTrans for state road improvements.
On April 28, 2008, the Mono and the State of California entered into a tribal–state Class III gaming compact permitting casino–style gaming. The compact is subject to approval by the California legislature and, if approved, will regulate gaming at the Mono's proposed gaming and entertainment project to be developed on the site. No assurance can be provided as to whether the California legislature will approve the compact.
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
Under the terms of the development agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining third–party financing, the Company will contribute significant financial support to the project. The Company's advances are expected to be repaid from the proceeds of the third–party financing or from the Mono's gaming revenues; however, there can be no assurance that the advances will be repaid. STN began capitalizing reimbursable advances related to this project in 2003. Through March 31, 2012, advances toward the development of the project totaled approximately $17.5 million, primarily to complete the environmental impact study and secure real estate for the project, and the carrying value of these advances is included in Native American development costs on the Company's combined balance sheet. Reimbursable advances to the Mono bear interest at the prime rate plus 1.5%. With the adoption of fresh–start reporting, the carrying value of the advances was adjusted to fair value. In addition, the Company has agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through March 31, 2012, none of these payments had been made.
The management agreement has a term of seven years from the opening of the facility. The Company will receive a

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Upon termination or expiration of the management and development agreements, the Mono will continue to be obligated to repay unpaid principal and interest on the advances from the Company, as well as certain other amounts that may be due, such as management fees. Amounts due to the Company under the development and management agreements are secured by substantially all of the assets of the project. In addition, the development and management agreements contain waivers of the Mono's sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling arbitration and other remedies.
The following table outlines the Company's evaluation at March 31, 2012 of each of the critical milestones necessary to complete the Mono project. Both positive and negative evidence was considered during the evaluation.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2012
Federally recognized as a tribe by the BIA	Yes
Date of recognition	Federal recognition was terminated in 1961 and restored in 1983. There is currently no evidence to suggest that recognition might be terminated in the future.
Tribe has possession of or access to usable land upon which the project is to be built
The Company has acquired usable land for the development of this project on behalf of the Mono. The land has not, however, been accepted into trust for the Mono by the DOI. In determining whether land will be taken into trust for the benefit of the Mono, the Company considered the Secretary's determination that gaming on the proposed site is in the best interest of the Mono and would not be detrimental to the surrounding community. The Company also considered that the Governor must concur in the Secretary's decision before land can be taken into trust for the benefit of the Mono.

Status of obtaining regulatory and governmental approvals:
Tribal–State Compact
A compact has been negotiated and was signed by the California governor in 2008 and will be submitted to the California legislature for ratification after the Secretary of the Interior approves taking the land into trust. The Company believes that the compact will be ratified by the legislature due to the precedent set by the ratification of state–tribal gaming compacts in the past.

Approval of gaming compact by DOI
Approval of the gaming compact by the DOI is expected to occur after the compact has been ratified by the California legislature. The Company believes the DOI will approve the compact because the terms and conditions thereof are consistent with past compacts that have been approved.

Record of decision regarding environment impact published by BIA
ROD regarding the Environmental Impact Statement for the project has not yet been published by the BIA. The Company cannot predict the timing of the issuance of the ROD. There is currently no evidence to suggest that a favorable ROD will not be issued. In determining that a favorable ROD will be issued and published, the Company has considered the extensive Environmental Impact Statement that was prepared and the Secretary's determination that gaming on the proposed site is in the best interest of the Mono and is not detrimental to the surrounding community.

BIA accepting usable land into trust on behalf of the tribe
It is anticipated that the land will be accepted into trust by the DOI after the issuance of the ROD. The Company cannot, however, predict when these events will occur. There is currently no evidence to indicate that the land will not be accepted into trust. In determining that it is probable that the DOI will accept the land into trust, the Company considered the Secretary's decision concerning gaming on the land. The Company has also considered, however, the need for the Governor's concurrence and the opposition to the project by other tribes in close proximity to the proposed site.

Approval of management agreement by NIGC
Approval of the management agreement by the NIGC is expected to occur following the BIA's acceptance of the land into trust. The Company believes the management agreement will be approved because the terms and conditions thereof are acceptable under IGRA and are consistent with previously approved management agreements.

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

The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurance as to when, or if, these approvals will be obtained. The

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company currently estimates that construction of the facility may begin in the second half of 2013 and estimates that the facility would be completed and opened for business approximately 18 months after construction begins. There can be no assurance, however, that the project will be completed and opened within this time frame or at all. The Company expects to obtain third–party financing for the project once all necessary regulatory approvals have been received and construction has commenced; however there can be no assurance that the Company will be able to obtain such financing for the project on acceptable terms or at all.
The Company has evaluated the likelihood that the Mono project will be successfully completed and opened, and has concluded that at March 31, 2012, the likelihood of successful completion is in the range of 60% to 70%. The Company's evaluation is based on its consideration of all available positive and negative evidence about the status of the project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change the Company's estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the project even if it is successfully completed and opened for business.
Mechoopda Indian Tribe
On January 12, 2004, STN entered into development and management agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, STN agreed to assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650–acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. On February 15, 2012, the agreements were terminated. During April 2012, the land that had been purchased by the Company for the project was transferred to the MITCR in exchange for a cash payment of $0.8 million.
Gun Lake Tribe
The Company holds a 50% interest in MPM, which manages the Gun Lake Casino (“Gun Lake”) in Allegan County, Michigan, on behalf of the Match–E–Be–Nash–She–Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe. The Gun Lake Casino, which opened in February 2011, is located on approximately 147 acres on U.S, Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan, and includes approximately 1,500 slot machines, 28 table games and various dining options. The Sixth Amended and Restated Management Agreement dated July 12, 2010 (the “Gun Lake Management Agreement”) has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM operating agreement, the Company's portion of the management fee is 50% of the first $24 million of management fees, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million, each calculated on an annual basis.
MPM is considered a variable interest entity under the provisions of ASC Topic 810, Consolidation (“ASC Topic 810”). Under the terms of the MPM operating agreement, STN Predecessor was required to provide the majority of MPM's financing. In addition, based on a qualitative analysis, the Company believes it directs the most significant activities that impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that could potentially be significant to MPM. As a result, the Company is considered the primary beneficiary of MPM as defined in ASC Topic 810 and therefore consolidates MPM in its condensed consolidated financial statements. The creditors of MPM have no recourse to the general credit of the Company, and the assets of MPM may be used only to settle obligations of MPM.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Long-term Debt
Long-term debt consists of the following (amounts in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Propco Term Loan Tranche B-1, due June 17, 2016, interest at a margin above LIBOR or base rate (3.24% and 3.30% at March 31, 2012 and December 31, 2011, respectively), net of unamortized discount of $19.8 million and $25.0 million, respectively	$162,403	$169,952
Propco Term Loan Tranche B-2, due June 17, 2016, interest at a margin above LIBOR or base rate (4.24% and 4.30% at March 31, 2012 and December 31, 2011, respectively), net of unamortized discount of $74.1 million and $77.7 million, respectively	670,244	668,520
Propco Term Loan Tranche B-3, due June 17, 2016, interest at a margin above LIBOR or base rate (2.37% at December 31, 2011), net of unamortized discount of $123.6 million (a)	—	501,369
Propco Senior Notes due June 19, 2018, interest at an increasing fixed rate (3.65% at March 31, 2012), net of unamortized discount of $117.4 million	507,579	—
Propco Revolver due June 17, 2016, interest at a margin above LIBOR or base rate (3.52% and 3.86% at March 31, 2012 and December 31, 2011, respectively), net of unamortized discount of $7.3 million and $7.9 million, respectively	51,947	71,010
Opco Term Loan, due June 17, 2016, interest at a margin above LIBOR or base rate (3.24% and 3.29% at March 31, 2012 and December 31, 2011, respectively), net of unamortized discount of $40.6 million and $42.6 million, respectively	346,078	344,763
Opco Revolver, due June 17, 2016, interest at a margin above LIBOR or base rate (5.25% at December 31, 2011)	—	3,600
GVR First Lien Term Loan, due June 17, 2016, interest at a margin above LIBOR or base rate (6.25% at March 31, 2012 and December 31, 2011)	202,388	206,425
GVR First Lien Revolver, due June 17, 2016, interest at a margin above LIBOR or base rate (7.00% at March 31, 2012 and December 31, 2011)	2,200	4,200
GVR Second Lien Term Loan, due June 17, 2017, interest at a margin above LIBOR or base rate (10.00% at March 31, 2012 and December 31, 2011)	90,000	90,000
Restructured Land Loan, due June 16, 2016, interest at a margin above LIBOR or base rate (3.74% and 3.80% at March 31, 2012 and December 31, 2011, respectively), net of unamortized discount of $16.8 million and $17.5 million, respectively	90,398	88,950
Other long-term debt, weighted-average interest of 3.94% and 3.95% at March 31, 2012 and December 31, 2011, respectively, maturity dates ranging from 2018 to 2027	45,789	46,438
Total long-term debt	2,169,026	2,195,227
Current portion of long-term debt	(16,393)	(16,380)
Total long-term debt, net	$2,152,633	$2,178,847
________________________________
(a) Effective January 3, 2012, the Tranche B-3 term loan was converted to fixed rate Senior Notes at the election of the lenders.
Effective June 17, 2011, the Company and its subsidiaries entered into:

•
The Propco Credit Agreement with Deutsche Bank AG Cayman Islands Branch, as administrative agent, the other lender parties thereto, consisting of a term loan facility in the principal amount of $1.575 billion (the "Propco Term Loan") and a revolving credit facility in the amount of $125 million (the "Propco Revolver"). On January 3, 2012 an aggregate principal amount of $625 million in term loans outstanding under the Propco Credit Agreement was exchanged for Senior Notes. Immediately following the exchange, an aggregate of $941 million in term loans remained outstanding under the Propco Credit Agreement.

•
A new credit agreement (the “Opco Credit Agreement”) with Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the other lender parties there to, consisting of approximately $436 million in aggregate principal amount of term loans and a revolving credit facility in the amount of $25 million; and

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
An amended and restated credit agreement (the “Restructured Land Loan”) with the Deutsche Bank AG Cayman Islands Branch and JPM as initial lenders (the “Land Loan Lenders”), consisting of a term loan facility with a principal amount of $105 million; and

•
A new first lien credit agreement with Jefferies Finance LLC and Goldman Sachs Lending Partners LLC, as initial lenders (collectively, the “GVR Lenders”), consisting of a revolving credit facility in the amount of $10 million (the “GVR First Lien Revolver”) and a term loan facility in the amount of $215 million (the “GVR First Lien Term Loan and together with the GVR First Lien Revolver, the “GVR First Lien Credit Agreement”), and a new second lien credit agreement with the GVR Lenders with a term loan facility in the amount of $90 million (the “GVR Second Lien Term Loan” and together with the GVR First Lien Credit Agreement, the “GVR Credit Agreements”).

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
Propco Credit Agreement
As of the Effective Date, the Company, as borrower, entered into the Propco Term Loan and the Propco Revolver. The Propco Term Loan originally had three tranches: Tranche B-1 in the principal amount of $200 million, Tranche B-2 in the principal amount of $750 million and Tranche B-3 in the principal amount of $625 million. The initial maturity date of the loans made under the Propco Credit Agreement is on the fifth anniversary of the Effective Date but may be extended for two additional one-year periods, subject to the absence of defaults, accuracy of representations and warranties, payment of an extension fee equal to 1.00% of the outstanding principal amount of the term loans, plus the revolving credit commitments, for each extension, and pro forma compliance with total leverage and interest coverage ratios. Effective January 3, 2012, pursuant to the terms of the Propco Credit Agreement, the lenders thereunder elected (a) to fix the interest rate on the $625 million Tranche B-3 loan, and (b) to exchange such fixed rate Tranche B-3 loans for the Senior Notes. See Senior Notes below for additional information.

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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Propco Credit Agreement contains certain financial and other covenants, including a total leverage ratio and a minimum interest coverage ratio in each case with testing beginning with the fiscal quarter ending December 31, 2012. The Propco Credit Agreement also limits capital expenditures. The Company is in compliance with all Propco Credit Agreement covenants as of March 31, 2012. The Company is not required to make principal payments prior to maturity of the Propco Credit Agreement other than (a) quarterly payments of an amount equal to 0.25% of the aggregate principal amount of the Tranche B-1 and Tranche B-2 loans outstanding on the Effective Date, (b) prepayments of the Tranche B-1 loans (and Tranche B-2 loans after Tranche B-1 has been paid in full) of 75% of excess cash flow, net of a credit for payments made pursuant to (a) above, if the total leverage ratio is equal to or greater than 6.00:1.00, 50% of excess cash flow if the total leverage ratio is less than 6.00:1.00 but greater than or equal to 4.00:1.00, or 25% if the total leverage ratio is less than 4.00:1.00; (c) prepayments with proceeds of certain asset sales, events of loss, incurrence of debt and equity issuances, and (d) prepayments of the Propco Revolver of unrestricted cash in excess of $15 million (which do not permanently reduce the revolving loan commitment) .
The Propco Credit Agreement is guaranteed by all subsidiaries of the Company except its unrestricted subsidiaries. The Propco Credit Agreement is secured by a pledge of the Company's equity (including equity held by Station Holdco and Station Voteco LLC in the Company), together with all tangible and intangible assets of the Company and its restricted subsidiaries, including a pledge by the Company of the stock of NP Opco Holdings LLC ("NP Opco Holdings"), GVR Holdco 3 LLC, and NP Landco Holdco LLC ("NP Landco Holdco").
Senior Notes
Effective January 3, 2012, pursuant to the terms of its credit agreement providing for $1.6 billion in term loans (the “Propco Credit Agreement”), the Company issued $625 million in aggregate principal amount of Senior Notes in exchange for $625 million in principal amount of Tranche B-3 loans that were outstanding under the Propco Credit Agreement.  The Senior Notes were issued pursuant to an indenture, dated as of January 3, 2012 (as amended, the “Indenture”), among the Company, NP Boulder LLC, NP Palace LLC, NP Red Rock LLC, NP Sunset LLC, NP Development LLC, NP Losee Elkhorn Holdings LLC (each, a wholly owned subsidiary of the Company and as a guarantor, the “Guarantors”) and Wells Fargo Bank, National Association, as Trustee.  Interest will accrue on the Senior Notes at 3.65% per annum from January 3, 2012 until June 16, 2012, and will increase to 3.66% per annum on June 16, 2012, 3.67% per annum on June 16, 2013, 4.87% per annum on June 16, 2014, 7.22% per annum on June 16, 2016, and 9.54% per annum on June 16, 2017.  In addition, the Company is required to pay a duration fee equal to 1% of the then aggregate outstanding amount (if any) of the Senior Notes on each of June 17, 2016 and June 19, 2017.  The Company will pay interest semi-annually in arrears on June 15 and December 15 of each year commencing June 15, 2012.
On or after December 31, 2012, the Company may redeem the Senior Notes, in whole or in part, upon not less than 30 nor more than 60 days' notice, at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, duration fees and Additional Interest (as defined in the Indenture), if any, on the Senior Notes redeemed, to the applicable redemption date.
If the Company experiences certain Change of Control events (as defined in the Indenture) or makes certain asset sales, the Company must offer to repurchase the Senior Notes at a purchase price in cash equal to 100% of the aggregate principal amount of Senior Notes plus accrued and unpaid interest thereon, duration fees and Additional Interest, if any, to the date of repurchase.
The Indenture contains certain covenants limiting, among other things, the Company's ability and the ability of its subsidiaries (other than its unrestricted subsidiaries) to:

•	incur additional indebtedness;

•	create, incur or suffer to exist certain liens;

•	make distributions on equity interests or repurchase equity interests;

•	make certain investments;

•	place restrictions on the ability of subsidiaries to pay dividends or make other distributions to the Company;

•	sell certain assets or merge with or consolidate into other companies; and

•	enter into certain types of transactions with the stockholders and affiliates.

These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture.  The Indenture

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such Senior Notes to be declared due and payable.
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
The Opco Credit Agreement contains certain financial and other covenants. These include a maximum total leverage ratio and a minimum interest coverage ratio, which covenants commence on the earlier of 18 months after the Effective Date or the date on which aggregate investments by Opco deemed to have been made due to the designation of restricted subsidiaries as unrestricted subsidiaries exceed $10 million. The Opco Credit Agreement also limits capital expenditures. The Company is in compliance with all Opco Credit Agreement covenants as of March 31, 2012. Opco is not required to make principal payments prior to the maturity of the Opco Credit Agreement other than (a) quarterly payments of $663,768 for application to the Opco Term Loans, (b) commencing with the fiscal year ended December 31, 2011, annual prepayments of 75% of excess cash flow, net of a credit for payments made pursuant to (a) above, if the total leverage ratio is equal to or greater than 3.50:1.00, 50% of excess cash flow if the total leverage ratio is less than 3.50:1.00 but greater than or equal to 2.50:1.00, or 25% if the total leverage ratio is less than 2.50:1.00; (c) prepayments with proceeds of certain asset sales, reimbursements of investments, events of loss, incurrence of debt and equity issuances; and (d) prepayments of the Opco Revolver of unrestricted cash in excess of $7.5 million (which do not permanently reduce the revolving loan commitment).
The Opco Credit Agreement is guaranteed by NP Opco Holdings and all subsidiaries of Opco except unrestricted subsidiaries. The Opco Credit Agreement is secured by a pledge of Opco equity, together with all tangible and intangible assets of Opco Holdings, Opco and its subsidiaries (other than property of unrestricted subsidiaries and subject to limitations required by applicable gaming laws).
Restructured Land Loan
As of the Effective Date, an indirect wholly owned subsidiary of the Company, CV PropCo, LLC (“CV Propco”), as borrower, entered into the Restructured Land Loan in the principal amount of $105 million. The initial maturity date of the Restructured Land Loan is June 16, 2016. Interest accrues on the principal balance at the rate per annum, at the option of the Company of LIBOR plus 3.50% or base rate plus 2.50% for the first five years; LIBOR plus 4.50% or base rate plus 3.50% for the sixth year if CV Propco elects to exercise the first optional extension of the maturity of the loans; and LIBOR plus 5.50% or base rate plus 4.50% in the seventh year if CV Propco elects to exercise the second optional extension of the maturity of the loans. All interest on the Restructured Land Loan will be paid in kind for the first five years. CV Propco has two options to extend the maturity date for an additional year to be available subject to absence of default, payment of up to 1.00% extension fee for each year, a step-up in interest rate to not more than LIBOR plus 4.50% or base rate plus 3.50% in the sixth year and not more than LIBOR plus 5.50% or base rate plus 4.50% in the seventh year. Interest accruing in the sixth and seventh years shall be paid in cash. There is no scheduled minimum amortization prior to final stated maturity, but the Restructured Land Loan is subject to mandatory prepayments with excess cash and, subject to certain exceptions, with casualty or condemnation proceeds. The Restructured Land Loan is guaranteed by NP Tropicana LLC ("NP Tropicana", an indirect subsidiary of the Company), NP

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Landco Holdco (a subsidiary of the Company and parent of CV Propco and NP Tropicana LLC) and all subsidiaries of CV Propco and secured by a pledge of CV Propco and NP Tropicana equity and all tangible and intangible assets of NP Tropicana, NP Landco Holdco and CV Propco and its subsidiaries, principally consisting of land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding the Wild Wild West Gambling Hall and Hotel (“Wild Wild West”), and the leasehold interest in the land on which the Wild Wild West is located. The land carry costs of CV Propco are supported by the Company under a limited support agreement and recourse guaranty (the “Limited Support Agreement”) that provides for a guarantee from the Company to the Land Loan Lenders of: (a) the net operating costs of CV Propco and NP Tropicana, including (i) timely payment of all capital expenditures, taxes, insurance premiums, other land carry costs and indebtedness (excluding debt service for the Restructured Land Loan) payable by CV Propco and (ii) rent, capital expenditures, taxes, management fees, franchise fees, maintenance, operations and ownership payable by NP Tropicana; and (b) certain recourse liabilities of CV Propco and NP Tropicana under the Restructured Land Loan, including, without limitation, payment and performance of the Restructured Land Loan in the event any of CV Propco, NP Landco Holdco or NP Tropicana files or acquiesces in the filing of a bankruptcy petition or similar legal proceeding. As part of the consideration for the Land Loan Lenders' agreement to enter into the Restructured Land Loan, CV Propco and NP Tropicana issued warrants to the Land Loan Lenders (or their designees) for up to 60% of the outstanding equity interests of each of CV Propco and NP Tropicana exercisable for a nominal exercise price commencing on the earlier of (i) the date that the Restructured Land Loan is repaid, (ii) the date CV Propco sells any land to a third party, and (iii) the fifth anniversary of the Restructured Land Loan.
GVR Credit Agreements
As of the Effective Date, Station GVR Acquisition, LLC, as borrower (“GVR Borrower”), entered into the GVR First Lien Credit Agreement which consists of the $10 million GVR First Lien Revolver and the $215 million GVR First Lien Term Loan and the GVR Second Lien Credit Agreement consisting of the $90 million GVR Second Lien Term Loan. The maturity date of the GVR First Lien Term Loan is the fifth anniversary of the Effective Date and the maturity date of the GVR Second Lien Term Loan is the sixth anniversary of the Effective Date. The GVR First Lien Term Loan has scheduled quarterly minimum amortization payments in the amount of 1% per annum. There are no scheduled minimum amortization payments of the GVR Second Lien Term Loan prior to final stated maturity. The GVR Credit Agreements are subject to customary mandatory prepayments, including sale of equity or issuance of debt and commencing with the fiscal year ended December 31, 2011, annual prepayments of 75% of excess cash flow if the total leverage ratio is equal to or greater than 4.50:1.00, 50% of excess cash flow if the total leverage ratio is less than 4.50:1.00, in each case, to maintenance of minimum liquidity of $3 million. Interest accrues on the GVR First Lien Term Loan at the rate per annum, at the option of the Company of LIBOR plus 4.75% with a 1.50% LIBOR floor or base rate plus 3.75% with a 2.50% base rate floor and interest accrues on the GVR Second Lien Term Loan at the rate per annum, at the option of the Company of LIBOR plus 8.50% with a 1.50% LIBOR floor or a base rate plus 7.50% with a 2.50% base rate floor. The GVR Borrower is required to hedge 50% of the outstanding principal balance of its term loan for a period no less than two years from the date of entry into the applicable swap. Pursuant to this requirement, the GVR Borrower entered into a floating-to-fixed interest rate swap with a notional amount of $228.5 million (such notional amount reducing over the life of the arrangement), terminating July 1, 2015, which effectively converts a portion of its floating-rate debt to a fixed rate. Under the terms of the interest rate swap, the GVR Borrower pays a fixed rate of approximately 2.03% and receives one-month LIBOR, subject to a minimum of 1.50%.
The GVR Credit Agreements contain certain financial and other covenants including a maximum total leverage ratio and a fixed charge coverage ratio. The GVR Credit Agreements also limit capital expenditures. The GVR Credit Agreements are guaranteed by all subsidiaries of GVR Borrower and its immediate parent company, GVR Holdco 1 LLC (“GVR Holdco”) and is secured by first lien and second lien pledges of GVR Borrower equity, together with first and second priority liens on all tangible and intangible assets of GVR Holdco and its subsidiaries that may be pledged as collateral pursuant to applicable law. At March 31, 2012, the GVR Borrower is in compliance with all covenants related to the GVR Credit Agreements.
Borrowing Availability
At March 31, 2012, the Company's borrowing availability was $57.2 million under the Propco Credit Agreement, $21.5 million under the Opco Credit Agreement, and $7.8 million under the GVR Credit Agreements.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Derivative Instruments

Successor

The Company's objective in using derivative instruments is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as a primary part of its cash flow hedging strategy. The Company's interest rate swaps utilized as cash flow hedges involve the receipt of variable–rate payments in exchange for fixed–rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not use derivative financial instruments for trading or speculative purposes and has no derivative instruments that are not designated in hedging relationships.

In July 2011, the Company entered into three floating–to–fixed interest rate swaps with initial notional amounts totaling $1.3 billion which effectively convert a portion of its floating–rate debt to fixed rates. Under the terms of the swap agreements, the Company pays fixed rates ranging from 1.29% to 2.03% and receives variable rates based on one-month LIBOR (subject to a minimum of 1.50% for one swap with an initial notional amount of $228.5 million). The agreements terminate in 2015, and the notional amounts decrease over the life of the arrangements. The Company designated these interest rate swaps as cash flow hedges in accordance with the accounting guidance in ASC Topic 815, Derivatives and Hedging. As of March 31, 2012, the Company had not posted any collateral related to these agreements; however, the Company's obligations under the swaps are subject to the security and guarantee arrangements applicable to the related credit agreements.

Each swap agreement contains cross–default provisions under which the Company could be declared in default on its obligations under such agreement if certain conditions of default exist on the related Credit Agreement. As of March 31, 2012, the termination value of the interest rate swaps was a net liability of $24.7 million which represents the amount the Company could have been required to pay to settle the obligations had it been in breach of the provisions of the swap arrangements.

For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) until the interest payments being hedged are recorded as interest expense, at which time the amounts in other comprehensive income (loss) are reclassified as an adjustment to interest expense. Gains or losses on any ineffective portion of derivative instruments in cash flow hedging relationships would be recorded as a component of other income or expense in the condensed consolidated statements of operations. At March 31, 2012, the Company's hedges had no ineffectiveness.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of March 31, 2012 (amounts in thousands, unaudited):

	Balance sheet classification	Fair value
Derivatives designated as hedging instruments:
Interest rate swaps	Other long–term liabilities	$21,956
The table below presents the effect of the Company's derivative financial instruments on the condensed consolidated statement of operations for the three months ended March 31, 2012 (amounts in thousands, unaudited):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive Income (Effective Portion)	Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain or (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31, 2012		Three Months Ended March 31, 2012		Three Months Ended March 31, 2012
Interest rate swaps	$5,030	Interest expense, net	$3,121	Change in fair value of derivative instruments	$—
Approximately $10.9 million of the deferred losses included in accumulated other comprehensive loss on the Company's condensed consolidated balance sheet at March 31, 2012 is expected to be reclassified into earnings during the next 12 months.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On January 24, 2011, STN's floating–to–fixed interest rate swap with a notional amount of $250 million matured. This interest rate swap was not designated as a hedging instrument and as a result, gains or losses resulting from the change in fair value of this swap were recognized in earnings in the period of the change. STN paid a fixed rate of approximately 3.0% and received one–month LIBOR on this interest rate swap.

Presented below are the effects of derivative instruments on STN's condensed consolidated statements of operations (amounts in thousands, unaudited):

Three Months Ended March 31, 2011
STN Predecessor:
Amounts included in change in fair value of derivative instruments:
Gains from interest rate swaps not designated as hedging instruments	$397
Total derivative gains included in condensed consolidated statements of operations	$397

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

Three Months Ended March 31, 2011
STN Predecessor:
Increase in interest expense	$464
Increase in interest and other expense from joint ventures	118
$582
GVR Predecessor:
Increase in interest and other expense	$178

8.    Fair Value Measurements
Successor
Assets Measured at Fair Value on a Recurring Basis
The following table presents information about the Company's financial assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011, and indicates the level in the fair value hierarchy of the valuation techniques utilized to determine such fair value (amounts in thousands):

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurement at Reporting Date Using
	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
Assets
Available-for-sale securities (a)	$271	$271	$—	$—
Total assets measured at fair value on a recurring basis	$271	$271	$—	$—
Liabilities
Interest rate swaps	$21,956	$—	$21,956	$—
Total liabilities measured at fair value on a recurring basis	$21,956	$—	$21,956	$—

		Fair Value Measurement at Reporting Date Using
	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$203	$203	$—	$—
Total assets measured at fair value on a recurring basis	$203	$203	$—	$—
Liabilities
Interest rate swaps	$20,047	$—	$20,047	$—
Total liabilities measured at fair value on a recurring basis	$20,047	$—	$20,047	$—
____________________________________
(a) Available-for-sale securities are included in other assets in the accompanying condensed consolidated balance sheets.

The fair value of available-for-sale securities is based on quoted prices in active markets. The fair values of interest rate swaps are based on quoted market prices from various banks for similar instruments. These quoted market prices are based on relevant factors such as the contractual terms of the interest rate swap agreements and interest rate curves and are adjusted for the non-performance risk of either the Company or its counterparties, as applicable. In conjunction with the Financial Accounting Standards Board's fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Fair Value of Long-term Debt

The following table presents information about the estimated fair value of the Company's long-term debt compared with its carrying value (amounts in millions):

	March 31, 2012	December 31, 2011
	(unaudited)
Aggregate fair value	$2,144.7	$2,082.4
Aggregate carrying amount	2,169.0	2,195.2

The estimated fair value of the Company's long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Members' Equity

On April 30, 2012, FI Station Investor purchased membership interests in Station Holdco from JPM and certain other sellers that exercised tag-along rights pursuant to the Equityholders Agreement. As a result of such purchase and the related purchases by other equityholders of Station Holdco, JPM sold all of its membership interest in Station Holdco and FI Station Investor owns approximately 58% of the equity interests in Station Holdco. In connection with the sale of Station Holdco membership interests by JPM, Stephen Greathouse, the member of the board of managers of the Company who was designated by JPM, resigned as a member of the board of managers of the Company, Holdco and certain subsidiaries of the Company, and, subject to the receipt of any approvals under applicable gaming laws, the Station Voteco LLC units held by Mr. Greathouse as the designee of JPM will be redeemed for no consideration.
Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (amounts in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Unrealized losses on interest rate swaps	$(21,956)	$(20,047)
Unrealized loss on available-for-sale securities	(38)	(107)
Accumulated other comprehensive loss	$(21,994)	$(20,154)

Changes in Equity and Noncontrolling Interests

The changes in equity and noncontrolling interest from December 31, 2011 through March 31, 2012 are as follows (amounts in thousands):

	Voting units	Non-voting units	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Station Casinos LLC members' equity (deficit)	Noncontrolling interest	Total members' equity (deficit)
Balances, December 31, 2011	$—	$—	$844,924	$(20,154)	$(25,093)	$799,677	$42,799	$842,476
Unrealized losses on interest rate swaps	—	—	—	(1,909)	—	(1,909)	—	(1,909)
Unrealized gain on available-for-sale securities	—	—	—	69	—	69	—	69
Distributions	—	—	(48)	—	—	(48)	(3,048)	(3,096)
Net income	—	—	—	—	6,834	6,834	2,086	8,920
Balances, March 31, 2012 (unaudited)	$—	$—	$844,876	$(21,994)	$(18,259)	$804,623	$41,837	$846,460

10.    Share-Based Compensation
Predecessor
The following table shows the classification of share-based compensation expense within the condensed consolidated statement of operations (amounts in thousands, unaudited):

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Station Casinos, Inc.
Three Months Ended March 31, 2011
Casino	$2
Selling, general and administrative	164
Corporate	3,172
Development and preopening	37
Share-based compensation recognized as expense	3,375
Tax benefit	(1,182)
Share-based compensation expense, net of tax	$2,193
At March 31, 2011, unearned share–based compensation associated with STN's Class B Units and Class C Units was approximately $22.3 million. During the three months ended March 31, 2011, there were no Class B Units or Class C Units granted.

11.    Write-downs and other charges, net
Write-downs and other charges, net includes various pretax charges to record losses on asset disposals and other non-routine transactions, excluding the effects of the Chapter 11 Cases and related transactions, which are reflected in the reorganization items in the condensed consolidated statements of operations. Write-downs and other charges, net were as follows (amounts in thousands, unaudited):

	Successor	Predecessor
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming LLC
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Loss on disposal of assets, net	$19	$62	$—
Other charges, net	432	217	37
Write-downs and other charges, net	$451	$279	$37
12.     Reorganization Items
Predecessor
Reorganization items represent amounts incurred as a direct result of the Chapter 11 Cases and are presented separately in the condensed consolidated statements of operations. The components of reorganization items were as follows (amounts in thousands, unaudited):

Station Casinos, Inc.
Three Months Ended March 31, 2011
Professional fees and retainers	$9,380
Other	238
Reorganization items, net	$9,618
Professional fees include financial, legal and other services directly associated with the reorganization process. Cash payments for professional fees and retainers and other reorganization items for the three months ended March 31, 2011 totaled $7.9 million.

13.    Income Taxes
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
Predecessor
For the three months ended March 31, 2011, STN's effective tax rate was 34.3%.

14.    Commitments and Contingencies
Successor
The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs.
Predecessors
Bankruptcy Proceedings
Through the Effective Date, the Predecessors conducted their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

15 .    Condensed Consolidating Financial Information

As described in Note 6—Long-Term Debt, on January 3, 2012 the Company issued the Senior Notes, which are guaranteed by certain wholly owned subsidiaries of the Company. The following condensed consolidating financial statements present information about the Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries. These condensed consolidating financial statements are presented in the provided form because (i) the Guarantor Subsidiaries are wholly owned subsidiaries of the Company (the issuer of the Senior Notes), (ii) the guarantees are full, unconditional and joint and several, and (iii) no other subsidiaries of the Company guarantee the Senior Notes.
CONDENSED CONSOLIDATING BALANCE SHEETS MARCH 31, 2012 (Amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$4	$46,662	$53,562	$—	$100,228
Restricted cash	1,570	50	366	—	1,986
Receivables, net	1,542	15,946	13,895	—	31,383
Inventories	9	4,861	3,632	—	8,502
Prepaid gaming tax	—	9,901	9,155	—	19,056
Prepaid expenses and other current assets	2,450	6,414	6,785	—	15,649
Total current assets	5,575	83,834	87,395	—	176,804

Property and equipment, net	48,088	1,324,445	858,323	—	2,230,856
Goodwill	1,234	177,820	16,078	—	195,132
Other intangible assets, net	1,000	60,834	148,896	—	210,730

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) MARCH 31, 2012 (Amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Land held for development	—	—	227,067	—	227,067
Investments in joint ventures	—	—	10,250	—	10,250
Native American development costs	—	—	73,282	—	73,282
Investments in subsidiaries	2,298,192	—	—	(2,298,192)	—
Other assets, net	8,256	12,852	29,946	—	51,054
Total assets	$2,362,345	$1,659,785	$1,451,237	$(2,298,192)	$3,175,175

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Current portion of long-term debt	$11,077	$246	$5,070	$—	$16,393
Accounts payable	2,126	8,274	7,097	—	17,497
Accrued interest payable	7,475	41	985	—	8,501
Accrued expenses and other current liabilities	8,602	51,664	42,867	—	103,133
Intercompany payables (receivables)	91,710	(98,110)	6,400	—	—
Total current liabilities	120,990	(37,885)	62,419	—	145,524

Long-term debt, less current portion	1,421,878	2,085	728,670	—	2,152,633
Investments in joint ventures, deficit	—	—	2,316	—	2,316
Other long-term liabilities, net	14,854	—	13,388	—	28,242
Total liabilities	1,557,722	(35,800)	806,793	—	2,328,715

Members' equity:
Paid-in capital	844,876	1,620,240	604,361	(2,224,601)	844,876
Accumulated other comprehensive loss	(21,994)	—	(7,102)	7,102	(21,994)
(Accumulated deficit) retained earnings	(18,259)	75,345	5,348	(80,693)	(18,259)
Total members' equity of Station Casinos LLC	804,623	1,695,585	602,607	(2,298,192)	804,623
Noncontrolling interest	—	—	41,837	—	41,837
Total members' equity	804,623	1,695,585	644,444	(2,298,192)	846,460
Total liabilities and members' equity	$2,362,345	$1,659,785	$1,451,237	$(2,298,192)	$3,175,175

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 (Amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$123,592	$106,587	$—	$230,179
Food and beverage	—	35,406	25,543	—	60,949
Room	—	18,591	9,267	—	27,858
Other	5	7,604	8,824	—	16,433
Management fees	—	—	7,765	—	7,765
Gross revenues	5	185,193	157,986	—	343,184
Promotional allowances	—	(13,678)	(11,307)	—	(24,985)
Net revenues	5	171,515	146,679	—	318,199

Operating costs and expenses:
Casino	—	46,436	41,726	—	88,162
Food and beverage	—	24,775	17,519	—	42,294
Room	—	7,058	3,822	—	10,880
Other	—	2,470	3,405	—	5,875
Selling, general and administrative	(45)	34,943	35,107	—	70,005
Development and preopening expense	—	2	53	—	55
Depreciation and amortization	657	16,274	13,770	—	30,701
Management fees	—	6,525	5,256	—	11,781
Write-downs and other charges, net	(7)	240	218	—	451
	605	138,723	120,876	—	260,204

Operating income (loss)	(600)	32,792	25,803	—	57,995
Earnings from subsidiaries	42,415	—	—	(42,415)	—
Earnings from joint ventures	—	—	545	—	545
Operating income (loss) and earnings from subsidiaries and joint ventures	41,815	32,792	26,348	(42,415)	58,540

Other expense:
Interest expense, net	(34,981)	(41)	(14,598)	—	(49,620)
Net income	6,834	32,751	11,750	(42,415)	8,920
Less: net income applicable to noncontrolling interest	—	—	2,086	—	2,086
Net income applicable to Station Casinos LLC members	$6,834	$32,751	$9,664	$(42,415)	$6,834

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2012 (Amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$6,834	$32,751	$11,750	$(42,415)	$8,920
Other comprehensive income (loss):
Unrealized losses on interest rate swaps:
Unrealized losses arising during period	(5,030)	—	(1,313)	1,313	(5,030)
Less: Reclassification of unrealized losses on interest rate swaps into operations	3,121	—	355	(355)	3,121
Unrealized losses on interest rate swaps, net	(1,909)	—	(958)	958	(1,909)
Unrealized gain on available–for–sale securities	69	—	—	—	69
Comprehensive income	4,994	32,751	10,792	(41,457)	7,080
Less: comprehensive income attributable to noncontrolling interests	—	—	2,086	—	2,086
Comprehensive income attributable to Station Casinos LLC members / Station Casinos, Inc. stockholders / Green Valley Gaming LLC members	$4,994	$32,751	$8,706	$(41,457)	$4,994

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2012 (Amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$6,834	$32,751	$11,750	$(42,415)	$8,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	657	16,274	13,770	—	30,701
Write–downs and other charges, net	(7)	240	218	—	451
Earnings from subsidiaries	(42,415)	—	—	42,415	—
Amortization of debt discount and debt issuance costs	15,615	—	3,965	—	19,580
Accrued interest – paid in kind	—	—	1,017	—	1,017
Losses from joint ventures	—	—	(545)	—	(545)
Changes in assets and liabilities:
Restricted cash	(8)	—	27	—	19
Receivables, net	(666)	(2,724)	(547)	—	(3,937)
Inventories and prepaid expenses	689	(1,650)	(2,427)	—	(3,388)
Accounts payable	1,593	(1,404)	68	—	257
Accrued interest payable	5,832	41	(230)	—	5,643
Accrued expenses and other current liabilities	(326)	4,777	4,195	—	8,646
Intercompany receivables and payables	47,503	(47,207)	(296)	—	—
Other, net	—	—	298	—	298
Net cash provided by operating activities	35,301	1,098	31,263	—	67,662

Cash flows from investing activities:
Capital expenditures	(413)	(6,072)	(5,880)	—	(12,365)
Proceeds from sale of property and equipment	9	—	23	—	32
Distributions in excess of earnings from joint ventures	—	—	449	—	449
Distributions from subsidiaries	3,139	—	—	(3,139)	—
Construction contracts payable	—	1,227	666	—	1,893
Native American development costs	—	—	(2,766)	—	(2,766)
Other, net	(497)	(70)	(885)	—	(1,452)
Net cash provided by (used in) investing activities	2,238	(4,915)	(8,393)	(3,139)	(14,209)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued) FOR THE THREE MONTHS ENDED MARCH 31, 2012 (Unaudited, amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from financing activities:
Borrowings under credit agreements with original maturities of three months or less, net	(200)	—	(5,600)	—	(5,800)
Payments under credit agreements with original maturities greater than three months	(34,200)	—	(4,978)	—	(39,178)
Distributions to members	(48)	—	(6,187)	3,139	(3,096)
Debt issuance costs	(301)	—	(23)	—	(324)
Payments on other debt	(366)	—	(282)	—	(648)
Net cash used in financing activities	(35,115)	—	(17,070)	3,139	(49,046)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	2,424	(3,817)	5,800	—	4,407
Balance, beginning of period	(2,420)	50,479	47,762	—	95,821
Balance, end of period	$4	$46,662	$53,562	$—	$100,228

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$13,533	$—	$8,719	$—	$22,252

16.    Subsequent Events
Management has evaluated all activity of the Company and concluded that no other subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited)
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.
Overview
We are a gaming and entertainment company established in 1976 that develops and operates casino entertainment facilities. We currently own and operate nine major hotel/casino properties and eight smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area, which we operate under four distinct brand categories: Luxury (Red Rock and Green Valley Ranch), Casual Classic (Station branded properties), Value (Fiesta branded properties) and Neighborhood (Wildfire and Barley's). We also manage the Gun Lake Casino in Allegan County, Michigan.
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
Background
We were formed on August 9, 2010 to acquire substantially all of the assets of Station Casinos, Inc. and its subsidiaries pursuant to the Plans, which became effective on June 17, 2011, as more fully described in Item 1. Business—Restructuring Transactions in our Annual Report on Form 10-K for the year ended December 31, 2011. References herein to “Predecessors” refer to STN and Green Valley Ranch prior to June 17, 2011, and references to the “Plans” refer to the SCI Plan, the Subsidiaries Plan, and the GVR Plan.
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
Presentation
References to “Successor” in this Quarterly Report on Form 10-Q refer to the Company on or after June 17, 2011 after giving effect to (i) the acquisition of substantially all of the assets of STN and Green Valley Ranch in accordance with the Plans, (ii) entry into new credit agreements with an initial aggregate principal amount outstanding of approximately $2.4 billion, (iii) entry into the Restructured Land Loan, (iv) the application of fresh-start reporting and (v) the issuance of equity comprising 100 voting units and 100 non-voting units in accordance with the Plan.
In accordance with the accounting guidance for fresh-start reporting, the condensed consolidated financial statements for the Successor are required to be presented separately from those of the Predecessors in this Quarterly Report on Form 10-Q. Accordingly, the three months ended March 31, 2012 is referred to herein as the “Successor period” and the three months ended March 31, 2011 is referred to as the “Predecessor period”. For purposes of analysis and comparison of current year and prior years' operating results, historical operating results represent the combined results of the Predecessors.

The comparison of the Successor period to the Predecessor period may yield results that are not fully comparable, particularly depreciation, amortization, interest expense and tax provision accounts, primarily due to the impact of the Chapter 11 Cases and related transactions. In addition, corporate, development and management fee expenses of Successor and Predecessors are not comparable as a result of Successor's management arrangements with subsidiaries of Fertitta Entertainment LLC, an affiliate of Frank J. Fertitta III and Lorenzo J. Fertitta ("Fertitta Entertainment").
Results of Operations
The following table presents selected financial results of the Company and compared to financial results of the Predecessors (dollars in thousands, unaudited):

Three Months Ended March  31, 2012 Compared to Three Months Ended March 31, 2011

	Successor	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming LLC	Combined Predecessors (a)
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011			Percent change
Net revenues—total	$318,199	$247,727	$45,770	$293,497	8.4%
Guarantor Group (b)	171,520	159,029	—	159,029	7.9%
Other operations (c)	138,914	83,818	45,770	129,588	7.2%
Management fees (d)	7,765	4,880	—	4,880	59.1%

Operating income (loss)—total	$57,995	$28,027	$(1,245)	$26,782	116.5%
Guarantor Group (b)	32,192	13,191	—	13,191	144.0%
Other operations (c)	18,038	9,956	(1,245)	8,711	107.1%
Management fees (d)	7,765	4,880	—	4,880	59.1%

Cash flows provided by (used in):
Operating activities	$67,662	$26,469	$1,140	$27,609
Investing activities	(14,209)	(10,413)	(819)	(11,232)
Financing activities	(49,046)	(686)	—	(686)
______________________________

(a)	The results for the three months ended March 31 2011 referred to as "Combined Predecessors" were derived by the mathematical addition of the results for STN and GVR Predecessor.

(b)	Includes Station Casinos LLC and the Guarantors.

(c)
Includes the wholly owned properties of Green Valley Ranch, Texas Station, Santa Fe Station, Fiesta Rancho, Fiesta Henderson, Wild Wild West, Wildfire Rancho, Wildfire Boulder, Gold Rush and Lake Mead Casino, as well as non-operating entities, corporate and eliminations.

(d)	Includes 100% of the management fee revenues from Gun Lake, which opened in February 2011, and management fees from Barley's, The Greens and Wildfire Lanes.

Consolidated Results of Operations
Consolidated net revenues for the three months ended March 31, 2012 increased by 8.4%, to $318.2 million as compared to net revenues of $293.5 million for the three months ended March 31 2011. Consolidated operating income was $58.0 million for the three months ended March 31, 2012 as compared to consolidated operating income of $26.8 million for the three months ended March 31 2011.
The following table presents information about consolidated revenues and operating expenses (dollars in thousands, unaudited):

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

	Successor	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Predecessors (a)
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011			Percent change
Casino revenues	$230,179	$183,353	$32,502	$215,855	6.6%
Casino expenses	88,162	74,760	13,158	87,918	0.3%
Margin	61.7%	59.2%	59.5%	59.3%

Food and beverage revenues	$60,949	$45,137	$10,562	$55,699	9.4%
Food and beverage expenses	42,294	32,227	6,713	38,940	8.6%
Margin	30.6%	28.6%	36.4%	30.1%

Room revenues	$27,858	$19,248	$5,156	$24,404	14.2%
Room expenses	10,880	8,471	1,626	10,097	7.8%
Margin	60.9%	56.0%	68.5%	58.6%

Other revenues	$16,433	$14,385	$2,147	$16,532	(0.6)%
Other expenses	5,875	5,335	1,087	6,422	(8.5)%

Selling, general and administrative expenses	$70,005	$57,105	$9,483	$66,588	5.1%
Percent of net revenues	22.0%	23.1%	20.7%	22.7%

Management fee expense	$11,781	$—	$1,706	$1,706	n/m
Development and preopening expense	$55	$1,086	$—	$1,086	(94.9)%
Depreciation and amortization	$30,701	$33,130	$5,185	$38,315	(19.9)%
Interest expense, net	$49,620	$23,619	$13,449	$37,068	33.9%
Interest and other expense from joint ventures	$—	$10,441	$—	$10,441	n/m
______________________________
n/m = Not meaningful

Casino.  Casino revenues increased 6.6% to $230.2 million for the three months ended March 31, 2012 as compared to casino revenues of $215.9 million for the three months ended March 31 2011. The $14.3 million increase reflects a 5.7% increase in slot revenue and a 5.6% increase in revenues from table games. The increase in casino revenues is attributable primarily to an increase in customer spend per visit to our properties. Casino expenses increased less than 1% for the three months ended March 31, 2012 compared to the same period in the prior year. The net impact of the factors described above resulted in a 2.4% improvement in our casino operating margin for the three months ended March 31, 2012 as compared to the same period in the prior year.
Food and Beverage.   Food and beverage revenues increased 9.4% for the three months ended March 31, 2012 as compared to food and beverage revenues for the prior year period. The number of restaurant guests served increased 6.9% and the average guest check increased 1.8% for the three months ended March 31, 2012 as compared to the prior year period. During the year ended December 31, 2011, we took over the operations of six previously leased cafés, and the year-over-year increase in the number of restaurant guests served is primarily the result of these café conversions. Food and beverage expenses increased 8.6% for the three months ended March 31, 2012 as compared to the prior year period primarily due to the increases in revenues and number of guests served.

Room.  The following table shows key information about our hotel operations (unaudited):

	Successor	Combined Predecessors (a)	Percent Change
	Station Casinos LLC
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Occupancy	87.8%	83.9%	4.6%
Average daily rate	$77	$71	8.5%
Revenue per available room	$68	$60	13.3%

Room revenues increased 14.2% for the three months ended March 31, 2012 compared to room revenues for the same period in the prior year as a result of improvements in both occupancy levels and average daily room rate ("ADR"). Occupancy improved by 4.6% for the three months ended March 31, 2012 compared to the prior year period. ADR for the three months ended March 31, 2012 increased 8.5% compared to ADR for the same period in the prior year, reflecting improvements across most of our properties. Room expenses increased 7.8% for the three months ended March 31, 2012 compared to room expenses for the same period in the prior year, primarily due to the increased occupancy.
Other.  Other revenues primarily include revenues from gift shops, bowling, entertainment, leased outlets and spas. Other revenues decreased slightly to $16.4 million for the three months ended March 31, 2012 compared to $16.5 million for the three months ended March 31 2011. Other expenses were $5.9 million for the three months ended March 31, 2012 compared to other expenses of $6.4 million for the prior year period.
Management Fee Revenue.  Our management fee revenue primarily represents fees earned by our 50% owned consolidated investee, MPM for the management of Gun Lake Casino, which opened February 10, 2011. MPM is a variable interest entity and required to be consolidated. MPM receives a management fee equal to 30% of Gun Lake Casino's net income (as defined in the management agreement). In addition, we are the managing partner of Barley's, The Greens and Wildfire Lanes and receive management fees equal to 10% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from these properties. For the three months ended March 31, 2012, management fee revenue increased to $7.8 million as compared to $4.9 million in the prior year period. Management fee revenue was lower in the prior year period primarily due to the opening of Gun Lake Casino in February 2011.
Selling, General and Administrative ("SG&A").  SG&A expenses totaled $70.0 million for the three months ended March 31, 2012 as compared to $66.6 million for the prior year period, while SG&A expenses as a percentage of net revenues decreased slightly for the three months ended March 31, 2012 compared to the prior year period. The year over year increase is primarily the result certain general and administrative expenses included in this category that were reflected in corporate expense in the prior year period.
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
Development and Preopening Expense.  Development expense includes costs to identify potential gaming opportunities and other development opportunities. Preopening expense represents certain costs incurred prior to the opening of projects under development, including payroll, travel and legal expenses. Subsequent to the Effective Date, certain development activities are performed on our behalf by affiliates of Fertitta Entertainment under the management agreements and as a result, development and preopening expense of Successor is not fully comparable to that of Predecessors. Development and preopening expense for the three months ended March 31, 2012 was $0.1 million compared to $1.1 million for the prior year period.
Depreciation and Amortization.  The resetting of the carrying values of our assets and liabilities in fresh-start reporting resulted in changes in the carrying values of our depreciable property, plant and equipment and definite-lived intangible assets. As a result, depreciation and amortization expense for the Successor and Predecessor periods is not comparable. Depreciation and amortization expense for the three months ended March 31, 2012 was $30.7 million, compared to $38.3 million for the prior year period.

Interest Expense.  As a result of the Chapter 11 Cases and related transactions, interest expense, net, for Station is not comparable to that of the Predecessors. The principal amount of Station's outstanding indebtedness at March 31, 2012 was approximately $2.4 billion compared to approximately $6.7 billion for the Combined Predecessors prior to the Chapter 11 Cases and related transactions. In accordance with ASC Topic 852, following the filing of STN's Chapter 11 case, interest expense was recognized only to the extent that it was expected to be paid or to become an allowed claim in the bankruptcy proceedings. Had STN recognized interest expense at the contractual terms, interest expense for the three months ended March 31 2011 would have been $80.3 million higher than the amount recorded.
The following table presents summarized information related to interest expense (amounts in thousands, unaudited):

	Successor	Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Predecessors
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Interest cost, net of interest income	$31,326	$24,853	$13,449	$38,302
Amortization of debt discount and debt issuance costs	19,580	473	—	473
Less: capitalized interest	(1,286)	(1,707)	—	(1,707)
Interest expense, net	$49,620	$23,619	$13,449	$37,068

Interest and Other Expense from Joint Ventures.    STN recorded interest and other expense related to its unconsolidated joint ventures for the three months ended March 31 2011 of $10.4 million. Station recognized no interest and other expense from its investments in joint venture properties during the Successor Period, and we do not expect interest and other expense from these investments to be a significant component of our future operating results.
Guarantor Group Results of Operations
The following discussion provides information about the results of operations for the Guarantor Group as compared to the historical results of operations of the entities that were predecessors of the Guarantor Group.
Net revenues of the Guarantor Group increased by 7.9% to $171.5 million for the three months ended March 31, 2012 as compared to net revenues of $159.0 million for the three months ended March 31 2011. Operating income of the Guarantor Group was $32.2 million for the three months ended March 31, 2012 reflecting an improvement of 144.0% as compared to operating income of $13.2 million for the three months ended March 31 2011.
The following table presents information about the Guarantor Group's operating results (dollars in thousands, unaudited):

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

	Guarantor Group	Predecessors to Guarantor Group
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percent Change
Net revenues	$171,520	$159,029	7.9%
Operating income	32,192	13,191	144.0%

Casino revenues	$123,592	$114,415	8.0%
Casino expenses	46,436	47,088	(1.4)%
Margin	62.4%	58.8%

Food and beverage revenues	$35,406	$32,334	9.5%
Food and beverage expenses	24,775	22,670	9.3%
Margin	30.0%	29.9%

Room revenues	$18,591	$15,800	17.7%
Room expenses	7,058	6,341	11.3%
Margin	62.0%	59.9%

Other revenues	$7,609	$7,531	1.0%
Other expenses	2,470	2,632	(6.2)%

Selling, general and administrative expenses	$34,898	$33,443	4.4%
Percent of net revenues	20.3%	21.0%

Management fee expense	$6,525	$—	n/m
______________________________
n/m = Not meaningful

Casino.    Casino revenues increased 8.0% to $123.6 million for the three months ended March 31, 2012 as compared to $114.4 million for the three months ended March 31 2011. The $9.2 million increase reflects a 6.1% increase in slot revenue and a 15.8% increase in revenues from table games. The increase in casino revenue is attributable primarily to an increase in customer spend per visit to our properties. Casino expenses decreased slightly for the three months ended March 31, 2012 compared to the same period in the prior year. The net impact of the factors described above resulted in a 3.6% improvement in our casino operating margin for the three months ended March 31, 2012 as compared to the same period in the prior year.
Food and Beverage.     Food and beverage revenues increased 9.5% for the three months ended March 31, 2012 as compared the prior year period. The average guest check increased 2.4% and the number of restaurant guests served increased 4.7% for the three months ended March 31, 2012 as compared to the prior year period. Food and beverage expenses increased 9.3% for the three months ended March 31, 2012 as compared to the prior year period primarily due to the increases in revenues and number of guests served.
Room.    The following table shows key information about hotel operations (unaudited):

	Guarantor Group	Predecessors to Guarantor Group
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percent change
Occupancy	89.0%	85.4%	4.2%
Average daily rate	$80	$72	11.1%
Revenue per available room	$71	$61	16.4%

Room revenues increased 17.7% for the three months ended March 31, 2012 compared to the same period in the prior year primarily as a result of an improvement of 11.1% in the average daily room rate ("ADR"). Occupancy improved by 4.2% for the three months ended March 31, 2012 compared to the prior year period. Room expenses increased 11.3% for the three months ended March 31, 2012 compared to the same period in the prior year.
Other.    Other revenues primarily include revenues from gift shops, bowling, entertainment, leased outlets and spas. Other revenues increased slightly to $7.6 million for the three months ended March 31, 2012 compared to $7.5 million for the three months ended March 31 2011. Other expenses were $2.5 million for the three months ended March 31, 2012 compared to $2.6 million for the prior year period.
Selling, General and Administrative ("SG&A").    SG&A expenses totaled $34.9 million for the three months ended March 31, 2012 as compared to $33.4 million for the prior year period, while SG&A expenses as a percentage of net revenues decreased slightly for the three months ended March 31, 2012 compared to the prior year period. The year over year increase in SG&A expense is primarily the result certain general and administrative expenses included in this category that were reflected in corporate expense in the prior year period.
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
Liquidity and Capital Resources
The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, the risks described in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.
Consolidated
At March 31, 2012, we had $100.2 million in cash and cash equivalents, which is primarily used for the day-to-day operations of our properties.
During the three months ended March 31, 2012, cash flows provided by operating activities totaled $67.7 million, compared to cash flows from operating activities of the Combined Predecessors of $27.6 million for the three months ended March 31 2011. The $40.1 million increase in cash provided by operating activities resulted primarily from a $70.5 million increase in net revenues, partially offset by related increases in certain operating expenses. Other contributors to the improvement in cash flows from operating activities include a decrease of $17.5 million in additions to restricted cash, and $7.9 million in cash paid for reorganization items during the prior year period, partially offset by an increase of $3.4 million in cash paid for interest.
The Company's restricted cash was $2.0 million at March 31, 2012 and December 31, 2011, respectively, which primarily represents escrow balances.
During the three months ended March 31, 2012, capital expenditures were $12.4 million for maintenance capital and other projects, as compared to the Predecessors' capital expenditures of $8.7 million for the three months ended March 31 2011. We classify items as maintenance capital to differentiate replacement type capital expenditures such as new slot machines from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age.
During the three months ended March 31, 2012, we paid $2.8 million in reimbursable advances for Native American development projects compared to $1.5 million paid by STN in the prior year period.
During the three months ended March 31, 2012, we paid $45.6 million in principal payments on our long-term debt, including principal payments of $34.4 million, $4.3 million, and $6.0 million, respectively, on borrowings under the Propco Credit Agreement, the Opco Credit Agreement, and the GVR Credit Agreements. During the three months ended March 31 2011, Predecessors paid $0.7 million in principal payments on their debt, including $0.6 million in quarterly payments on STN's term loan and $0.1 million for other debt. At March 31, 2012, our borrowing availability was $57.2 million under the Propco Credit Agreement, $21.5 million under the Opco Credit Agreement, and $7.8 million under the GVR Credit Agreements.
Our primary cash requirements for the remainder of 2012 are expected to include (i) principal and interest payments on indebtedness, (ii) approximately $62 million for maintenance and other capital expenditures, and (iii) payments related to our existing and potential Native American projects. We believe that cash flows from operations, available borrowings under our Credit Agreements and existing cash balances will be adequate to satisfy our anticipated uses of capital for the foreseeable future, and we are continually evaluating our liquidity position and our financing needs. We cannot provide assurance, however, that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.
Guarantor Group
At March 31, 2012, the Guarantor Group had $46.7 million in cash and cash equivalents, which is primarily used for the day-to-day operations of the Guarantor Group's properties. The Guarantor Group's restricted cash was $1.6 million at March 31, 2012, which primarily represents escrow balances.
During the three months ended March 31, 2012, cash provided by operating activities of the Guarantor Group totaled $36.4 million. During the three months ended March 31, 2012, capital expenditures for the Guarantor Group were $6.5 million for maintenance capital and other projects. During the same period, the Guarantor Group paid $34.8 million in principal payments on its long-term debt, including principal payments of $34.4 million on borrowings under the Propco Credit Agreement.
The Guarantor Group's primary cash requirements for the remainder of 2012 are expected to include (i) principal and interest payments on indebtedness, and (ii) approximately $30 million for maintenance and other capital expenditures. We believe that the Guarantor Group's cash flows from operations, available borrowings under the Propco Credit Agreement and existing cash balances will be adequate to satisfy its anticipated uses of capital for the foreseeable future, and we are continually evaluating the Guarantor Group's liquidity position and financing needs. We cannot provide assurance, however, that the Guarantor Group will generate sufficient income and liquidity to meet all of its liquidity requirements or other obligations.
Off-Balance Sheet Arrangements and Contractual Obligations
As of March 31, 2012 we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, including operating leases, employment contracts, long-term stay-on performance agreements and slot conversion purchase commitments. There have been no material changes to the off balance-sheet arrangements or contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011.
Native American Development
Following is a summary of our Native American Development projects, which are more fully described in Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The Federated Indians of Graton Rancheria
We have entered into development and management agreements with the FIGR, a federally recognized Native American tribe. Pursuant to those agreements, we will assist the FIGR in developing, financing and operating a gaming and entertainment project to be located near the City of Rohnert Park in Sonoma County, California.
The management agreement has a term of seven years from the date of opening of the project and Station will receive a management fee equal to 24% of the facility's net income in years 1 through 4 and 27% of the facility's net income in years 5 through 7. Station will also receive a development fee equal to 2% of the cost of the project upon the opening of the project. The NIGC has approved the management agreement for Class II gaming at the planned facility. Class II gaming includes games of chance such as bingo, pull-tabs, tip jars and punch boards (and electronic or computer-aided versions of such games), and non-banked card games. The FIGR and Station are also pursuing approval of Class III gaming, which would permit casino-style gaming, at the planned facility. Class III gaming would require an approved compact (the "Compact") with the State of California, approval of the Compact by the Secretary of the Interior, and approval by the NIGC of a modification to the existing management agreement, or a new management agreement, permitting Class III gaming. The FIGR and the Governor of the State of California executed the Compact on March 27, 2012. Ratification of the Compact by the California legislature was completed on May 10, 2012, and the FIGR will now submit the Compact to the DOI for approval.
During 2010, the BIA accepted approximately 254 acres of land owned by Station into trust on behalf of the FIGR for the development of the project by Station and the FIGR.
The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. Station plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained. We currently estimate that construction of the facility will begin after the financing for the project has been obtained, which we anticipate to be during the middle of 2012, and we estimate that the facility would be completed and opened for business approximately 14 to 18 months after construction begins. There can be no assurance, however, that the project will be completed and opened within this time frame or at all.
We have evaluated the likelihood that the FIGR project will be successfully completed and opened, and have concluded that at March 31, 2012, the likelihood of successful completion is in the range of 90% to 100%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including the status of required regulatory approvals, and the progress being made toward the achievement of all milestones and the likelihood of successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that such changes will not be material. In addition, there can be no assurance that we will recover all of our investment in the project even if it is successfully completed and opened for business.
North Fork Rancheria of Mono Indian Tribe
We have entered into development and management agreements with the Mono, a federally recognized Native American tribe located near Fresno, California, pursuant to which we will assist the Mono in developing, financing and operating a gaming and entertainment facility to be located in Madera County, California. The management agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income.
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
We have evaluated the likelihood that the Mono project will be successfully completed and opened, and have concluded that at March 31, 2012, the likelihood of successful completion is in the range of 60% to 70%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that we will recover all of our investment in the project even if it is successfully completed and opened for business.
Mechoopda Indian Tribe
On January 12, 2004, STN entered into development and management agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, STN agreed to assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. On February 15, 2012, the agreements were terminated. During April 2012, the land that had been purchased by the Company for the project was transferred to the MITCR in exchange for a cash payment of $0.8 million.
Land Held for Development
As of March 31, 2012, our land held for development consisted primarily of 11 sites that are owned or leased, including sites in the Las Vegas valley, northern California, and Reno, Nevada, which could be used for new casino development or other associated development. Our decision whether to proceed with any new gaming development is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations, many of which are beyond our control.
Regulation and Taxes
We are subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future, including the NIGC and the Gun Lake Tribal Gaming Commission.
The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The legislature is not currently in session and the next legislative session will begin in February 2013. There were no specific proposals during the most recent legislative session to increase gaming taxes, however there are no assurances that an increase in gaming taxes will not be proposed and passed by the Nevada Legislature in the future.
In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food and non-alcoholic beverages purchased for use in complimentary meals provided to employees and patrons is not subject to Nevada use tax. In April 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision, and in July 2008, the Nevada Supreme Court denied the Department of Taxation's motion for rehearing. We have filed refunds for the periods from April 2000 through February 2008. The amount subject to these refunds is approximately $15.6 million plus interest. Any amount refunded to us would be reduced by a contingent fee owed to a third party advisory firm. The Department of Taxation has subsequently taken the position that these purchases are subject to Nevada sales tax. Accordingly, we have not recorded a receivable related to a refund for the previously paid use tax on these purchases in the accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011, respectively. However, we began claiming this exemption on sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision. The Department of Taxation has issued a $10.0 million sales tax assessment, plus interest of $8.1 million, related to these food costs. We have not accrued a liability related to this assessment because we do not believe the

Department of Taxation's position has any merit, and therefore we do not believe it is probable that we will owe this tax. Recently, the Nevada Department of Taxation has asserted that gaming companies should pay sales tax on customer complimentary meals and employee meals on a prospective basis. This position stems from a recent Nevada Tax Commission decision concerning another gaming company which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. The other gaming company filed in Clark County District Court a petition for judicial review of the Nevada Tax Commission decision. The Company is currently evaluating whether or not to accrue tax prospectively as it disagrees with the position asserted by the Nevada Department of Taxation.
We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law, regulations or compact provisions. Such changes, if adopted, could have a material adverse effect on our operating results.
Description of Certain Indebtedness
A description of the Company's indebtedness is included in Note 6 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Derivative Instruments
We have entered into various interest rate swaps to manage our exposure to interest rate risk. At March 31, 2012 we have three floating-to-fixed interest rate swaps with notional amounts totaling $1.3 billion which mature in 2015. These interest rate swaps effectively convert a portion of our variable-rate debt to a fixed rate, and we have designated them as cash flow hedging instruments for accounting purposes. As of March 31, 2012, we paid a weighted-average fixed interest rate of 1.43% and received a weighted-average variable interest rate of 0.46%.
The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. For the three months ended March 31, 2012, the swaps increased our interest expense by $3.1 million.

Critical Accounting Policies
A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.
Forward-looking Statements
When used in this report and elsewhere by management from time to time, the words "may", "might", "could", "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the impact of the substantial indebtedness that remains outstanding following the consummation of the Chapter 11 Cases and related transactions; the effects of local and national economic, credit and capital market conditions on consumer spending and the economy in general, and on the gaming and hotel industries in particular; the effects of competition, including locations of competitors and operating and market competition; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation; acts of war or terrorist incidents or natural disasters; and other risks described in our filings with the Securities and Exchange Commission. In addition, construction projects entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, floods and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
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
At March 31, 2012, $1.76 billion of the borrowings under our Credit Agreements is based on LIBOR plus applicable margins of 1.80% to 8.50%. At March 31, 2012, the LIBOR rate underlying our LIBOR-based borrowings was 0.24%. The remainder of the borrowings under our Credit Agreements is based on the Base Rate (as defined in the Credit Agreements), which ranged from 5.25% to 7.00% at March 31, 2012. The weighted-average interest rates for variable-rate debt shown in the following table are calculated using the rates in effect on our borrowings as of March 31, 2012. We cannot predict the LIBOR or Base Rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings as of March 31, 2012, an assumed 1% change in variable rates would cause our annual interest cost to change by approximately $4.0 million, after giving effect to our interest rate hedges which are further described below. The estimated fair value of our long-term debt at March 31, 2012 is $2.1 billion.

The following table shows information about future maturities of our long-term debt and the weighted-average stated interest rates in effect at March 31, 2012 (dollars in thousands, unaudited):

	Current Portion as of March 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt:
Fixed-rate (a)	$2,088	$2,324	$2,535	$2,682	$627,843	$33,317	$670,789
Weighted-average interest rate	4.36%	4.33%	4.32%	4.33%	3.65%	3.79%	3.67%

Variable-rate	$14,305	$14,305	$14,305	$14,305	$1,717,013	$—	$1,774,233
Weighted-average interest rate	4.5%	4.5%	4.5%	4.5%	4.49%	—%	4.49%
____________________________________
(a) Includes increasing-rate Senior Notes

We are also exposed to interest rate risk related to our interest rate swap agreements which we use to hedge a portion of our variable-rate debt. As of March 31, 2012, we have three variable-to-fixed interest rate swaps which effectively hedge a portion of the interest rate risk on borrowings under our Credit Agreements. Our interest rate swaps are matched with specific debt obligations, are designated as cash flow hedges, and qualify for hedge accounting. We do not use derivative financial instruments for trading or speculative purposes. Interest differentials resulting from interest rate swap agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate movements also affect the fair value of these interest rate swaps, which is reflected in other long-term liabilities in our condensed consolidated balance sheet. Fair value is estimated based upon current interest rates, and predictions of future interest rate levels along a yield curve, the remaining duration of the instruments, and other market conditions; therefore, fair value is subject to significant estimation and a high degree of variability between periods; however, to the extent that the interest rate swaps are effective in hedging the designated risk, the changes in the fair value of these interest rate swaps are deferred in other comprehensive income on our condensed consolidated balance sheet. Certain future events, including prepayment, refinancing or acceleration of the hedged debt, could cause all or a portion of these hedges to become ineffective, in which case the changes in the fair value of the ineffective portion of the interest rate swaps would be recognized in the statement of operations in the period of change. In addition, we are exposed to credit risk should our counterparties fail to perform under the terms of the interest rate swap agreements, however, we seek to minimize our exposure to this risk by entering into interest rate swap agreements with highly rated counterparties, and we do not believe we are exposed to significant credit risk as of March 31, 2012.
The following table provides information about our interest rate swaps at March 31, 2012 (amounts in thousands, unaudited):

	Contractual Maturity Date Years Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Interest rate swaps:
Notional amount	$33,162	$48,858	$55,070	$1,170,697	$—	$—	$1,307,787
Weighted-average interest rate payable (a)	1.43%	1.42%	1.42%	1.42%	—%	—%	1.43%
Weighted-average variable interest rate receivable (b)	0.46%	0.46%	0.45%	0.45%	—%	—%	0.46%
____________________________________

(a)	Based on actual fixed rates payable.

(b)	Based on actual variable rates receivable at March 31, 2012.
Additional information about our Credit Agreements and interest rate swap agreements is included in Notes 6 and 7 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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

Item 1A.    Risk Factors
A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in the risk factors described in such Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds—None.

Item 3.    Defaults Upon Senior Securities—None.

Item 4.    Mine Safety Disclosures—None.

Item 5.    Other Information—None.

Item 6.    Exhibits

(a)	Exhibits—
No. 10.1—Second Amendment and Consent to Credit Agreement dated as of May 4, 2012 by and among NP Opco LLC, as borrower, the lenders party thereto, and Deutsche Bank AG Cayman Islands Branch, as administrative agent.
No. 10.2—First Amendment to Management Agreement dated as of April 26, 2012 by and between the Company and FE Propco Management LLC.
No. 10.3—First Amendment to Management Agreement dated as of April 26, 2012 by and between NP Opco LLC and FE Opco Management LLC.
No. 10.4—First Amendment to Management Agreement dated as of April 26, 2012 by and between NP Tropicana LLC and FE Landco Management LLC.
No. 10.5—First Amendment to Management Agreement dated as of November 8, 2011 by and between Station GVR Acquisition, LLC and FE GVR Management LLC.
No. 10.6—Second Amendment to Management Agreement dated as of April 26, 2012 by and between Station GVR Acquisition, LLC and FE GVR Management LLC.
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
_______________________________________________________________________________

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

STATION CASINOS LLC, Registrant

DATE:	May 15, 2012	/s/ THOMAS M. FRIEL
Thomas M. Friel, Executive Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)