Form 10-Q
period 2012-06-30
Station Casinos LLC
filed 2012-08-14
CIK 1503579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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
As of July 31, 2012, 100 shares of the registrant's voting units were outstanding and 100 shares of the registrant's non-voting units were outstanding.

STATION CASINOS LLC
INDEX

Part I.	Financial Information	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets—June 30, 2012 (unaudited) and December 31, 2011	4
	Condensed Consolidated Statements of Operations (unaudited)—Three and Six Months Ended June 30, 2012, and Period From June 17, 2011 Through June 30, 2011 (Successor), Period From April 1, 2011 Through June 16, 2011, and Period From January 1, 2011 Through June 16, 2011 (Predecessors)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) - Three and Six Months Ended June 30, 2012, and Period From June 17, 2011 Through June 30, 2011 (Successor), Period From April 1, 2011 Through June 16, 2011, and Period From January 1, 2011 Through June 16, 2011 (Predecessors)	7
	Condensed Consolidated Statements of Cash Flows (unaudited)—Six Months Ended June 30, 2012 and Period From June 17, 2011 Through June 30, 2011(Successor) and Period From January 1, 2011 Through June 16, 2011 (Predecessors)	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 4.	Controls and Procedures	59
Part II.	Other Information	59
Item 1.	Legal Proceedings	59
Item 1A.	Risk Factors	59
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 3.	Defaults Upon Senior Securities	59
Item 4.	Mine Safety Disclosures	59
Item 5.	Other Information	59
Item 6.	Exhibits	59
Signature		61

Part I. Financial Information
Item 1.    Financial Statements

STATION CASINOS LLC CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except units data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (includes Cash and cash equivalents of consolidated variable interest entity of $9 and $12, respectively)	$88,975	$95,821
Restricted cash	1,984	2,005
Receivables, net (includes Receivables, net, of consolidated variable interest entity of $2,348 and $2,863, respectively)	29,551	27,446
Inventories	8,914	9,144
Prepaid gaming tax	22,473	18,180
Prepaid expenses and other current assets	10,677	11,701
Total current assets	162,574	164,297
Property and equipment, net	2,218,442	2,246,065
Goodwill	195,132	195,132
Intangible assets, net (includes Intangible assets, net, of consolidated variable interest entity of $57,403 and $62,503, respectively)	207,367	214,092
Land held for development	227,084	227,857
Investments in joint ventures	10,174	10,157
Native American development costs	89,061	70,516
Other assets, net (includes Other assets, net, of consolidated variable interest entity of $0 and $282, respectively)	52,261	50,233
Total assets	$3,162,095	$3,178,349
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Current portion of long-term debt (includes Current portion of long-term debt of consolidated variable interest entity of $0, and $38, respectively)	$13,799	$16,380
Accounts payable	15,065	17,240
Accrued interest payable	4,571	2,858
Accrued expenses and other current liabilities (includes Accrued expenses and other current liabilities of consolidated variable interest entity of $682 and $402, respectively)	93,294	92,162
Total current liabilities	126,729	128,640
Long-term debt, less current portion (includes Long-term debt, less current portion, of consolidated variable interest entity of $0 and $244, respectively)	2,151,842	2,178,847
Deficit investments in joint ventures	2,314	2,318
Other long-term liabilities, net	33,224	26,068
Total liabilities	2,314,109	2,335,873
Commitments and contingencies (Note 13)
Members' equity:
Voting units; 100 units issued and outstanding	—	—
Non-voting units; 100 units issued and outstanding	—	—
Additional paid-in capital	844,723	844,924
Accumulated other comprehensive loss	(26,666)	(20,154)
Accumulated deficit	(10,718)	(25,093)
Total Station Casinos LLC members' equity	807,339	799,677
Noncontrolling interest	40,647	42,799
Total members' equity	847,986	842,476
Total liabilities and members' equity	$3,162,095	$3,178,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands)

	Successor		Predecessors		Successor	Predecessors
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Three Months Ended June 30, 2012	Period June 17, 2011 Through June 30, 2011	Period April 1, 2011 Through June 16, 2011		Six Months Ended June 30, 2012	Period January 1, 2011 Through June 16, 2011
	(unaudited)		(unaudited)		(unaudited)
Operating revenues:
Casino	$222,271	$29,248	$156,350	$26,598	$452,450	$339,703	$59,100
Food and beverage	62,511	9,167	40,299	8,922	123,460	85,436	19,484
Room	28,210	4,177	17,078	4,597	56,068	36,326	9,753
Other	18,708	3,694	13,687	2,058	35,141	28,072	4,205
Management fees	7,413	962	5,885	—	15,178	10,765	—
Gross revenues	339,113	47,248	233,299	42,175	682,297	500,302	92,542
Promotional allowances	(26,819)	(3,699)	(16,329)	(3,893)	(51,804)	(35,605)	(8,490)
Net revenues	312,294	43,549	216,970	38,282	630,493	464,697	84,052
Operating costs and expenses:
Casino	89,649	12,009	61,277	10,416	177,811	136,037	23,574
Food and beverage	38,444	6,560	28,490	5,694	80,738	60,717	12,407
Room	10,838	1,676	7,066	1,438	21,718	15,537	3,064
Other	6,794	1,529	5,487	1,038	12,669	10,822	2,125
Selling, general and administrative	71,198	11,038	53,195	8,687	141,203	110,300	18,207
Corporate	—	—	8,511	—	—	15,818	—
Development and preopening	75	128	666	—	130	1,752	—
Depreciation and amortization	31,601	3,997	28,032	4,327	62,302	61,162	9,512
Management fees	11,436	1,460	—	1,406	23,217	—	3,112
Write downs and other charges, net	748	16	3,674	104	1,199	3,953	104
	260,783	38,413	196,398	33,110	520,987	416,098	72,105
Operating income	51,511	5,136	20,572	5,172	109,506	48,599	11,947
Earnings (losses) from joint ventures	405	42	(950)	—	950	(945)	—
Gain on dissolution of joint venture	—	—	250	—	—	250	—
Operating income and earnings (losses) from joint ventures	51,916	5,178	19,872	5,172	110,456	47,904	11,947
Other (expense) income:
Interest expense, net	(42,704)	(6,621)	(19,675)	(7,133)	(92,324)	(43,294)	(20,582)

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (amounts in thousands)

Interest and other expense from joint ventures	—	—	(5,011)	—	—	(15,452)	—
Change in fair value of derivative instruments	—	—	—	—	—	397	—
	(42,704)	(6,621)	(24,686)	(7,133)	(92,324)	(58,349)	(20,582)
Income (loss) before income taxes and reorganization items	9,212	(1,443)	(4,814)	(1,961)	18,132	(10,445)	(8,635)
Reorganization items, net	—	—	3,269,613	643,019	—	3,259,995	634,999
Income (loss) before income taxes	9,212	(1,443)	3,264,799	641,058	18,132	3,249,550	626,364
Income tax benefit	—	—	102,701	—	—	107,924	—
Net income (loss)	9,212	(1,443)	3,367,500	641,058	18,132	3,357,474	626,364
Less: net income attributable to noncontrolling interest	1,671	304	22,521	—	3,757	24,321	—
Net income (loss) attributable to Station Casinos LLC members / Station Casinos, Inc. stockholders / Green Valley Ranch Gaming, LLC members	$7,541	$(1,747)	$3,344,979	$641,058	$14,375	$3,333,153	$626,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (amounts in thousands)

	Successor		Predecessors		Successor	Predecessors
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Three Months Ended June 30,2012	Period June 17, 2011 Through June 30, 2011	Period April 1, 2011 Through June 16, 2011		Six Months Ended June 30, 2012	Period January 1, 2011 Through June 16, 2011
	(unaudited)		(unaudited)		(unaudited)

Net income (loss)	$9,212	$(1,443)	$3,367,500	$641,058	$18,132	$3,357,474	$626,364
Other comprehensive income (loss):
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(7,891)	—	—	—	(12,921)	—	—
Less: Reclassification of unrealized losses on interest rate swaps into operations	3,174	—	—	—	6,295	—	—
Unrealized loss on interest rate swaps, net	(4,717)	—	—	—	(6,626)	—	—
Unrealized gain on available-for-sale securities (a)	45	26	56	—	114	25	—
Amortization of unrecognized pension and postretirement benefit plan liabilities (a)	—	—	(9)	—	—	(19)	—
Comprehensive income (loss)	4,540	(1,417)	3,367,547	641,058	11,620	3,357,480	626,364
Less: comprehensive income attributable to noncontrolling interests	1,671	304	22,521	—	3,757	24,321	—
Comprehensive income (loss) attributable to Station Casinos LLC members / Station Casinos, Inc. stockholders / Green Valley Ranch Gaming, LLC members	$2,869	$(1,721)	$3,345,026	$641,058	$7,863	$3,333,159	$626,364
_________________________________________
(a) Amounts for Station Casinos, Inc. are net of tax

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)

	Successor		Predecessors
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Six Months Ended June 30, 2012	Period June 17, 2011 Through June 30, 2011	Period January 1, 2011 Through June 16, 2011
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$18,132	$(1,443)	$3,357,474	$626,364
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	62,302	3,997	61,162	9,512
Change in fair value of derivative instruments	—	—	(397)	—
Write downs and other charges, net	1,199	16	3,953	104
Amortization of debt discount and debt issuance costs	32,711	2,386	196	327
Interest—paid in kind	2,033	139	—	—
Share based compensation	—	—	6,224	—
(Earnings) losses from joint ventures	(950)	(42)	16,397	—
Gain on dissolution of joint venture	—	—	(250)	—
Reorganization items	—	—	(3,259,995)	(634,999)
Changes in assets and liabilities:
Restricted cash	21	2,266	(10,956)	1,600
Receivables, net	(2,105)	578	13,904	(64)
Inventories and prepaid expenses	(3,039)	(7,447)	13,372	1,118
Deferred income tax	—	—	(114,978)	—
Accounts payable	(2,175)	(15,824)	23,021	1,562
Accrued interest	1,713	2,017	6,469	11,969
Accrued expenses and other current liabilities	218	(5,262)	18,420	(8,308)
Due to Station Casinos, Inc.	—	—	—	3,716
Other, net	(1,278)	692	32,111	133
Net cash provided by (used in) operating activities before reorganization items	108,782	(17,927)	166,127	13,034
Net cash used for reorganization items	—	—	(2,571,267)	(325,539)
Net cash provided by (used in) operating activities	108,782	(17,927)	(2,405,140)	(312,505)
Cash flows from investing activities:
Capital expenditures	(26,997)	(6,702)	(14,701)	(1,418)
Proceeds from sale of land, property, and equipment	832	—	200	—
Distributions in excess of earnings from joint ventures	928	—	2,042	—
Construction contracts payable	914	1,020	(397)	—
Native American development costs	(18,545)	(9)	(2,231)	—
Other, net	(3,830)	(361)	(3,554)	—
Net cash used in investing activities	(46,698)	(6,052)	(18,641)	(1,418)
Cash flows from financing activities:
Proceeds from issuance of voting and non-voting units	—	—	279,000	—
Borrowings under Successor credit agreements with original maturity dates greater than three months	29,000	6,000	2,095,704	310,000

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (amounts in thousands)

Borrowings under Successor credit agreements with original maturities of three months or less, net	7,400	3,800	—	—
Payments under Successor credit agreements with original maturities greater than three months	(97,561)	—	—	—
Payments under STN Term Loan with original maturities greater than three months	—	—	(625)	—
Distributions to members and noncontrolling interests	(6,110)	—	—	—
Debt issuance costs	(483)	—	(1,619)	(19,070)
Payments on other debt	(1,176)	(262)	(886)	—
Net cash (used in) provided by financing activities	(68,930)	9,538	2,371,574	290,930
Cash and cash equivalents:
Decrease in cash and cash equivalents	(6,846)	(14,441)	(52,207)	(22,993)
Balance, beginning of period	95,821	113,150	165,357	40,603
Balance, end of period	$88,975	$98,709	$113,150	$17,610
Supplemental cash flow disclosures:
Cash paid for interest, net of $2,716, $220 $2,939 and $0 capitalized, respectively	$53,649	$1,950	$35,595	$8,286

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
On the Effective Date, the Company adopted fresh-start reporting in accordance with Accounting Standards Codification ("ASC") Topic 852 Reorganizations ("ASC Topic 852"), which resulted in a new reporting entity for accounting purposes. Fresh–start reporting generally requires resetting the historical net book value of assets and liabilities to their estimated fair values by allocating the entity's enterprise value to its asset and liabilities as of the Effective Date. Certain fair values differed materially from the historical carrying values recorded on Predecessors' balance sheets. As a result of the adoption of fresh–start reporting, the Company's post–emergence condensed consolidated financial statements are prepared on a different basis of accounting than the condensed consolidated financial statements of Predecessors prior to emergence from bankruptcy, including the historical financial statements included in this report, and therefore are not comparable in many respects with Predecessors' historical financial statements.

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
For the Company and STN Predecessor, the third party holdings of equity interests are referred to as noncontrolling interests. The portion of net income attributable to noncontrolling interests is presented separately on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income, and the portion of members' equity or stockholders' deficit attributable to noncontrolling interests is presented separately on the condensed consolidated balance sheets.
Significant Accounting Policies
A description of the Company's significant accounting policies can be found in Item 7 of its Annual Report on Form 10–K for the year ended December 31, 2011.
Recently Issued Accounting Standards
In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, ("ASU 2012-02"). ASU 2012-02 amends the guidance in Accounting Standards Codification 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The adoption of this standard will not have a material effect on the Company's financial position or results of operations.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A variety of proposed or otherwise potential accounting guidance is currently under study by standard-setting organizations and certain regulatory agencies. Due to the tentative and preliminary nature of such proposed accounting guidance, the Company has not yet determined the effect, if any, that the implementation of such proposed accounting guidance would have on its condensed consolidated financial statements.

2.        Goodwill and Other Intangible Assets
The following table presents the carrying value of goodwill (amounts in thousands):

	Successor		Predecessor
	Station Casinos LLC		Station Casinos, Inc.
	Six Months Ended June 30, 2012	Period From June 17, 2011 Through June 30, 2011	Period From January 1, 2011 Through June 16, 2011
	(unaudited)
Balance at beginning of the period:
Goodwill	$195,132	$195,132	$2,986,993
Accumulated impairment losses	—	—	(2,862,680)
Goodwill, net of accumulated impairment losses	195,132	195,132	124,313
Changes in carrying amount during the period:
Elimination of Predecessors' goodwill in fresh‑start reporting	—	—	(124,313)
	—	—	(124,313)
Balance at end of the period:
Goodwill	$195,132	$195,132	—
Accumulated impairment losses	—	—	—
Goodwill, net of accumulated impairment losses	$195,132	$195,132	$—
There were no changes in the carrying amount of goodwill during the six months ended June 30, 2012 or the period June 17, 2011 through June 30, 2011, respectively. The goodwill of STN was eliminated in accordance with the accounting guidance for fresh‑start reporting during the period January 1, 2011 through June 16, 2011.
The Company's intangible assets, net as of June 30, 2012 and December 31, 2011 consist of the following (amounts in thousands):

	Station Casinos LLC
	June 30, 2012
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	300	—	300
Customer relationships	15	22,800	(1,579)	21,221
Management contracts	7-20	115,000	(10,706)	104,294
Beneficial leases	2-10	3,990	(758)	3,232
Other	1-2	2,050	(930)	1,120
		$221,340	$(13,973)	$207,367

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

The intangible asset for customer relationships refers to the value associated with the Company's rated casino guests. The Company amortizes its finite-lived intangible assets, including its customer relationship intangible asset, using the straight-line method over their estimated useful lives. The aggregate amortization expense for those assets that are amortized under the provisions of ASC Topic 350, Intangibles—Goodwill and Other was as follows (amounts in thousands):

	Successor		Predecessors	Successor	Predecessors
	Station Casinos LLC		Station Casinos, Inc.	Station Casinos LLC	Station Casinos, Inc.
	Three Months Ended June 30,2012	Period June 17, 2011 Through June 30, 2011	Period April 1, 2011 Through June 16, 2011	Six Months Ended June 30, 2012	Period January 1, 2011 Through June 16, 2011
	(unaudited)		(unaudited)	(unaudited)
Aggregate amortization expense	$3,363	$238	$888	$6,725	$1,599

Estimated annual amortization expense for intangible assets for the years ended December 31, 2012, 2013, 2014, 2015, and 2016 is anticipated to be approximately $13.4 million, $13.0 million, $18.3 million, $18.3 million, and $18.3 million respectively.

3.    Investments in Joint Ventures
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
Successor
The Company holds 50% equity investments in each of Barley's Casino & Brewing Company ("Barley's"), The Greens Gaming and Dining ("The Greens") and Wildfire Lanes and Casino ("Wildfire Lanes"), which are managed by the Company on behalf of the joint ventures. The Company also owns a 50% investment in Losee Elkhorn Properties, LLC which owns undeveloped land in North Las Vegas. These investments are not, in the aggregate, material in relation to the Company's financial position or results of operations. Operating earnings from joint ventures is shown as a separate line item after operating income, and interest and other expense from joint ventures is shown as a separate component under other expense on the Company's condensed consolidated statements of operations.
Predecessor
For the Predecessor Period, interest and other expense from joint ventures includes STN's 50% interest in the mark–

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to–market valuation of certain joint ventures' interest rate swaps that were not designated as hedging instruments for accounting purposes. The following table identifies STN's total equity earnings (loss) from joint ventures (amounts in thousands):

	Predecessor
	Station Casinos, Inc.
	Period April 1, 2011 Through June 16, 2011	Period January 1, 2011 Through June 16, 2011
	(unaudited)
Operating earnings from joint ventures	$(950)	$(945)
Interest and other expense from joint ventures	(5,011)	(15,452)
Net loss from joint ventures	$(5,961)	$(16,397)

The following table summarizes the results of operations for STN's joint ventures (amounts in thousands):

	Predecessor
	Station Casinos, Inc.
	Period April 1, 2011 Through June 16, 2011	Period January 1, 2011 Through June 16, 2011
	(unaudited)
Net revenues	$86,593	$194,554
Operating costs and expenses	73,572	177,685
Operating income	13,021	16,869
Interest and other expense, net	(31,051)	(70,858)
Net loss	$(18,030)	$(53,989)

4.    Native American Development

Following is information about the Company's Native American development projects, including historical information about the development activities of STN prior to the Effective Date.

The Federated Indians of Graton Rancheria
On April 22, 2003, STN entered into development and management agreements with the Federated Indians of Graton Rancheria ("FIGR"), a federally recognized Native American tribe. Pursuant to those agreements, the Company will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected STN to assist in designing, developing and financing its project, and upon opening, the Company will manage the facility on behalf of the FIGR. As currently contemplated and as described in the Record of Decision for the environmental impact statement, the project would have a total of approximately 535,000 square feet of space, of which approximately 110,000 square feet will be casino, and the remainder of which will be non–casino space, and may include a hotel, banquet and meeting space, multiple bars, a food court and various dining options. Construction of the casino commenced in June 2012 and the Company expects that the casino will commence operations by the end of 2013. There can be no assurance, however, that the project will be constructed and opened within this time frame.
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
The Company has agreed to provide certain advances for the development of the project, including, but not limited to,

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

monthly payments to the FIGR, professional fees, consulting services, mitigation costs and design and pre-construction services fees. Third-party financing for the project was priced on August 14, 2012 and is expected to close on August 22, 2012, however there can be no assurance that the financing will close on that date or at all. The Company and STN have advanced approximately $171.5 million toward the development of the project through June 30, 2012, primarily to complete the environmental impact study and secure real estate for the project, and the carrying value of these advances is included in Native American development costs on the Company's combined balance sheet. STN began capitalizing expenditures toward the project in 2003. Advances currently bear interest at a rate equal to the Company's weighted cost of capital and, as of June 30, 2012, such advances had accrued $76.5 million of interest. In accordance with its accounting policy for Native American development costs, the Company will defer recognition of this interest until the project is complete, the advances have been repaid in full, and the interest has been collected. Advances from the Company and STN are expected to be repaid from the proceeds of the third–party financing or from the FIGR's gaming revenues. The Company expects that $194.2 million of the amount due from the FIGR may be paid from the proceeds of the third-party financing, but there can be no assurance that the advances may be repaid from such proceeds or at all. With the adoption of fresh–start reporting, the carrying value of the advances was adjusted to fair value. Through the Effective Date, STN paid approximately $2.0 million in payments related to the achievement of certain milestones, which were expensed as incurred, and the Company has no further commitments to pay milestone payments on this project.
Upon termination or expiration of the management and development agreements, the FIGR will continue to be obligated to repay unpaid principal and interest on the advances from the Company and STN, as well as certain other amounts that may be due, such as management fees. Amounts due to the Company under the development and management agreements will be subordinate to the obligations of the FIGR under its third–party financing. The development and management agreements contain waivers of the FIGR's sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling arbitration and other remedies.
In March 2008, it was determined that approximately 254 acres of land just west of the Rohnert Park city limits in Sonoma County, California which had been acquired for the project would be taken into trust. The site, which is approximately one–quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco, is easily accessible via Wilfred Avenue and Business Park Drive, and will have multiple points of ingress and egress. Station owns an additional 34 acres adjacent to the project site, which are being held for future development by the Company.
On May 7, 2008, the Department of Interior (“DOI”) published in the Federal Register a Notice of Final Agency Determination (the “Determination”) to take certain land just west of the Rohnert Park city limits in Sonoma County, California into trust for the benefit of the FIGR. The publication commenced a 30-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, the Stop The Casino 101 Coalition and certain individuals filed a complaint (the “Complaint”) in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint sought judicial review of the Determination. On April 21, 2009, the DOI and FIGR's motions to dismiss were granted. On June 8, 2009, the plaintiffs filed an appeal (the “Appeal”) in the United States Court of Appeals for the Ninth Circuit (the “Court of Appeals”), and the DOI agreed to voluntarily stay the taking of the site into trust pending resolution of the Appeal. On June 3, 2010, the Court of Appeals affirmed the district court's dismissal of the Complaint. On July 19, 2010, the plaintiffs filed a petition for rehearing en banc. The Court of Appeals denied plaintiffs' petition on August 11, 2010. On May 21, 2012, the plaintiffs filed a lawsuit in Sonoma County Superior Court to invalidate the Compact and recent legislative acts of the California Legislature ratifying the Compact under Assembly Bill 517, codified at CA Government Code § 12012.56, and to enjoin Governor Jerry Brown from fulfilling the State's obligations under the Compact.  The lawsuit does not name the the FIGR or the Company as a defendant and does not seek any direct relief against any of them.  The plaintiffs subsequently filed an amended complaint on July 31, 2012, adding a second cause of action in which they contested the validity of the mitigation agreement between the FIGR and the City of Rohnert Park, thereby alleging a violation of the Compact. In this action, plaintiffs argue that the reservation is not Indian lands within the meaning of State or federal law because the State has not ceded its sovereignty over the site and that therefore the State is prohibited from entering into the Compact without violating the California Constitution.  On June 14, 2012, Sonoma County Superior Court Judge Elliott Daum rejected Plaintiffs' request for a temporary restraining order that would have prevented implementation of the Compact.  Judge Daum also summarily decided that the facts presented by the Plaintiffs did not warrant further briefing or consideration in the context of a preliminary injunction proceeding and noted that he did not see an avenue for the Plaintiffs to pursue the case in State court.  The plaintiff's amended complaint is pending before the Sonoma County Superior Court.  Under the Compact, the FIGR was required to execute agreements with the City of Rohnert Park and Sonoma County providing for, among other things, the timely mitigation of effects that the construction of the casino may have on the environment and local infrastructure.  The plaintiffs allege that the agreement between the FIGR and the City of Rohnert Park is invalid and that the FIGR, consequently, is in breach of the Compact.  We cannot predict the outcome of the current

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

case.  Additionally, there can be no assurance that the plaintiffs will not bring future claims or appeal the decision of the Superior Court Judge.
On October 1, 2010, the Bureau of Indian Affairs of the U.S. Department of the Interior (the “BIA”) accepted approximately 254 acres of land owned by STN into trust on behalf of the FIGR for the development of the project.
On October 1, 2010, the National Indian Gaming Commission (the "NIGC") informed STN and the FIGR that the NIGC approved the management agreement by and between the FIGR and STN for Class II gaming at the planned gaming and entertainment facility. Class II gaming includes games of chance such as bingo, pull-tabs, tip jars and punch boards (and electronic or computer–aided versions of such games), and non-banked card games. A banked game is one in which players compete against the licensed gaming establishment rather than against one another. The FIGR and the Company always contemplated the approval of Class III gaming, which would permit casino–style gaming at the planned facility, including banked table games, such as blackjack, craps and pai gow, and gaming machines such as slots, video poker, lotteries and pari-mutuel wagering. Pari–mutuel wagering is a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers. Class III gaming would require a compact (the “Compact”) signed by the Governor, ratified by the California legislature and approved by the Secretary of the Interior (the "Secretary") and approval by the NIGC of a modification to the existing management agreement permitting Class III, or casino–style, gaming.
Representatives of FIGR and the Governor of the State of California negotiated the Compact and Governor Brown executed the Compact on March 27, 2012. The Compact provides for the FIGR to operate up to 3,000 slot machines at the proposed project in return for sharing 15% of the net proceeds with the State of California, Sonoma County, the City of Rohnert Park and other Native American tribes, which includes payments due to local authorities under any memorandum of understanding. Assembly Bill 517 (as amended), the legislation necessary to ratify the Compact, was introduced in the California legislature on April 19, 2012. On May 7, 2012, the California Senate passed A.B. 517 and on May 10, 2012, the California Assembly passed A.B. 517. The Compact was submitted to the DOI for consideration by the Secretary on May 21, 2012. The Compact was deemed approved by the Secretary and became effective when it was published in the Federal Register on July 11, 2012. On August 1, 2012, the Chairwoman of the NIGC approved the Amended and Restated Gaming Management Agreement between the FIGR and Station, thereby permitting the Company to manage all Class II and Class III gaming to be operated at the facility.
The following table outlines the Company's evaluation at June 30, 2012 of each of the critical milestones necessary to complete the FIGR project. Both positive and negative evidence was considered in the evaluation.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2012
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

Approval of gaming compact by DOI	The Compact was deemed approved by the Department of Interior and became effective when published in the Federal Register on July 11, 2012.
Approval of management agreement by NIGC	Yes; Class II and Class III gaming management agreement has been approved by the NIGC
Date	October 1, 2010; August 1, 2012 (for Amended and Restated Gaming Management Agreement)
DOI accepting usable land into trust on behalf of the tribe	Yes
Date	October 1, 2010
Gaming licenses:
Type	Class II and Class III
Number of gaming devices allowed	The Compact limits the number of Class III gaming devices to be operated at the facility to 3,000. There is no limitation on the number of Class II gaming devices that the FIGR may operate.
City agreement
The FIGR has entered into a Memorandum of Understanding with the City of Rohnert Park under which the tribe has agreed to pay one–time and recurring mitigation contributions, subject to certain contingencies. Such payments will be included in the 15% of net proceeds payable under the Compact.

Date of city agreement	October 14, 2003
County and other agreements
The FIGR will enter into a memorandum of understanding with Sonoma County specifically defining the amount which the FIGR will pay the County to mitigate the impacts of the project. Based upon a previous agreement with Sonoma County, the Company believes Sonoma County will enter into a memorandum of understanding with the FIGR to mitigate certain local impacts of the project. Mitigation payments will be included in the 15% of net proceeds payable under the Compact.

The Company has evaluated the likelihood that the FIGR project will be successfully completed and opened, and has concluded that at June 30, 2012, the likelihood of successful completion is in the range of 95% to 100%. The Company's evaluation is based on its consideration of all available positive and negative evidence about the status of the project, including the status of required regulatory approvals, and the progress being made toward the achievement of all milestones and the likelihood of successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change the Company's estimates of the timing, scope, and potential for successful completion or that such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the project even if it is successfully completed and opened for business.
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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Mono entered into memoranda of understanding with the County of Madera, the City of Madera, and the Madera Irrigation District, on August 16, 2004, October 18, 2006, and December 19, 2006, respectively. Under those agreements, the Mono agreed to make monetary contributions to mitigate potential impacts of the project on the community, and also agreed to certain non-monetary covenants. In accordance with these agreements, the tribe has agreed to pay non–recurring mitigation contributions ranging from $13.2 million to $28.2 million and recurring annual mitigation contributions totaling approximately $5.1 million, all of which are subject to CPI adjustments. These contributions are intended to mitigate the impact of the project on law enforcement, public safety, roads and transportation, local land use planning, water conservation and air quality, as well as to provide funding for parks, recreation, economic development, education, behavioral health and certain charitable programs. The Mono's obligation to pay the contributions is contingent upon certain future events including acceptance of the land into trust, commencement of project construction, and for certain contributions, the opening of the project. The Mono also expects to enter into a mitigation agreement with CalTrans for state road improvements.
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
Under the terms of the development agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining third–party financing, the Company will contribute significant financial support to the project. The Company's advances are expected to be repaid from the proceeds of the third–party financing or from the Mono's gaming revenues; however, there can be no assurance that the advances will be repaid. STN began capitalizing reimbursable advances related to this project in 2003. Through June 30, 2012, advances toward the development of the project totaled approximately $17.8 million, primarily to complete the environmental impact study and secure real estate for the project, and the carrying value of these advances is included in Native American development costs on the Company's combined balance sheet. Reimbursable advances to the Mono bear interest at the prime rate plus 1.5%. With the adoption of fresh–start reporting, the carrying value of the advances was adjusted to fair value. In addition, the Company has agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through June 30, 2012, none of these payments had been made.
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
Upon termination or expiration of the management and development agreements, the Mono will continue to be obligated to repay unpaid principal and interest on the advances from the Company, as well as certain other amounts that may be due, such as management fees. Amounts due to the Company under the development and management agreements are secured by substantially all of the assets of the project. In addition, the development and management agreements contain waivers of the Mono's sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

arbitration and other remedies.
The following table outlines the Company's evaluation at June 30, 2012 of each of the critical milestones necessary to complete the Mono project. Both positive and negative evidence was considered during the evaluation.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2012
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
The Company has evaluated the likelihood that the Mono project will be successfully completed and opened, and has concluded that at June 30, 2012, the likelihood of successful completion is in the range of 60% to 70%. The Company's evaluation is based on its consideration of all available positive and negative evidence about the status of the project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change the Company's estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the project even if it is successfully completed and opened for business.
Gun Lake Tribe
The Company holds a 50% interest in MPM, which manages the Gun Lake Casino (“Gun Lake”) in Allegan County, Michigan, on behalf of the Match–E–Be–Nash–She–Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe. The Gun Lake Casino, which opened in February 2011, is located on approximately 147 acres on U.S. Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan, and includes approximately 1,500 slot machines, 28 table games and various dining options. The Sixth Amended and Restated Management Agreement dated July 12, 2010 (the “Gun Lake Management Agreement”) has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM operating agreement, the Company's portion of the management fee is 50% of the first $24 million of management fees, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million, each calculated on an annual basis.
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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Long-term Debt
Long-term debt consists of the following (amounts in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Propco Term Loan Tranche B-1, due June 17, 2016, interest at a margin above LIBOR or base rate (3.25% and 3.30% at June 30, 2012 and December 31, 2011, respectively), net of unamortized discount of $21.5 million and $25.0 million, respectively	$139,713	$169,952
Propco Term Loan Tranche B-2, due June 17, 2016, interest at a margin above LIBOR or base rate (4.25% and 4.30% at June 30, 2012 and December 31, 2011, respectively), net of unamortized discount of $70.2 million and $77.7 million, respectively	672,286	668,520
Propco Term Loan Tranche B-3, due June 17, 2016, interest at a margin above LIBOR or base rate (2.37% at December 31, 2011), net of unamortized discount of $123.6 million (a)	—	501,369
Propco Senior Notes, due June 19, 2018 (the "Senior Notes"), interest at an increasing fixed rate (3.66% at June 30, 2012), net of unamortized discount of $110.9 million	514,093	—
Propco Revolver, due June 17, 2016, interest at a margin above LIBOR or base rate (3.97% and 3.86% at June 30, 2012 and December 31, 2011, respectively), net of unamortized discount of $6.8 million and $7.9 million, respectively	57,461	71,010
Opco Term Loan, due June 17, 2016, interest at a margin above LIBOR or base rate (3.25% and 3.29% at June 30, 2012 and December 31, 2011, respectively), net of unamortized discount of $38.2 million and $42.6 million, respectively	341,230	344,763
Opco Revolver, due June 17, 2016, interest at a margin above LIBOR or base rate (5.25% at June 30, 2012 and December 31, 2011, respectively)	11,800	3,600
GVR First Lien Term Loan, due June 17, 2016, interest at a margin above LIBOR or base rate (6.25% at June 30, 2012 and December 31, 2011)	195,850	206,425
GVR First Lien Revolver, due June 17, 2016, interest at a margin above LIBOR or base rate (7.00% at June 30, 2012 and December 31, 2011)	6,000	4,200
GVR Second Lien Term Loan, due June 17, 2017, interest at a margin above LIBOR or base rate (10.00% at June 30, 2012 and December 31, 2011)	90,000	90,000
Restructured Land Loan, due June 16, 2016, interest at a margin above LIBOR or base rate (3.75% and 3.80% at June 30, 2012 and December 31, 2011, respectively), net of unamortized discount of $16.0 million and $17.5 million, respectively	91,947	88,950
Other long-term debt, weighted-average interest of 3.93% and 3.95% at June 30, 2012 and December 31, 2011, respectively, maturity dates ranging from 2018 to 2027	45,261	46,438
Total long-term debt	2,165,641	2,195,227
Current portion of long-term debt	(13,799)	(16,380)
Total long-term debt, net	$2,151,842	$2,178,847
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

•
A new credit agreement (the “Opco Credit Agreement”) with Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the other lender parties there to, consisting of approximately $435.7 million in aggregate principal amount of term loans and a revolving credit facility in the amount of $25 million; and

•	An amended and restated credit agreement (the “Restructured Land Loan”) with the Deutsche Bank AG Cayman

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Islands Branch and JPMorgan Chase Bank, N.A. ("JPM") as initial lenders (the “Land Loan Lenders”), consisting of a term loan facility with a principal amount of $105 million; and

•
A new first lien credit agreement with Jefferies Finance LLC and Goldman Sachs Lending Partners LLC, as initial lenders (collectively, the “GVR Lenders”), consisting of a revolving credit facility in the amount of $10 million (the “GVR First Lien Revolver”) and a term loan facility in the amount of $215 million (the “GVR First Lien Term Loan and together with the GVR First Lien Revolver, the “GVR First Lien Credit Agreement”), and a new second lien credit agreement with the GVR Lenders with a term loan facility in the amount of $90 million (the “GVR Second Lien Term Loan” and together with the GVR First Lien Credit Agreement, the “GVR Credit Agreements”).

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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Propco Credit Agreement contains certain financial and other covenants, including a total leverage ratio and a minimum interest coverage ratio in each case with testing beginning with the fiscal quarter ending December 31, 2012. The Propco Credit Agreement also limits capital expenditures. The Company is in compliance with all Propco Credit Agreement covenants as of June 30, 2012. The Company is not required to make principal payments prior to maturity of the Propco Credit Agreement other than (a) quarterly payments of an amount equal to 0.25% of the aggregate principal amount of the Tranche B-1 and Tranche B-2 loans outstanding on the Effective Date, (b) prepayments of the Tranche B-1 loans (and Tranche B-2 loans after Tranche B-1 has been paid in full) of 75% of excess cash flow, net of a credit for payments made pursuant to (a) above, if the total leverage ratio is equal to or greater than 6.00:1.00, 50% of excess cash flow if the total leverage ratio is less than 6.00:1.00 but greater than or equal to 4.00:1.00, or 25% if the total leverage ratio is less than 4.00:1.00; (c) prepayments with proceeds of certain asset sales, events of loss, incurrence of debt and equity issuances, and (d) prepayments of the Propco Revolver of unrestricted cash in excess of $15 million (which do not permanently reduce the revolving loan commitment) .
The Propco Credit Agreement is guaranteed by all subsidiaries of the Company except its unrestricted subsidiaries. The Propco Credit Agreement is secured by a pledge of the Company's equity (including equity held by Station Holdco LLC ("Station Holdco") and Station Voteco LLC ("Station Voteco") in the Company), together with all tangible and intangible assets of the Company and its restricted subsidiaries, including a pledge by the Company of the stock of NP Opco Holdings LLC ("NP Opco Holdings"), GVR Holdco 3 LLC, and NP Landco Holdco LLC ("NP Landco Holdco").
Senior Notes
Effective January 3, 2012, pursuant to the terms of the Propco Credit Agreement, the Company issued $625 million in aggregate principal amount of Senior Notes in exchange for $625 million in principal amount of Tranche B-3 loans that were outstanding under the Propco Credit Agreement.  The Senior Notes were issued pursuant to an indenture, dated as of January 3, 2012 (as amended, the “Indenture”), among the Company, NP Boulder LLC, NP Palace LLC, NP Red Rock LLC, NP Sunset LLC, NP Development LLC, NP Losee Elkhorn Holdings LLC (each, a wholly owned subsidiary of the Company and as a guarantor, the “Guarantors”) and Wells Fargo Bank, National Association, as Trustee.  Interest accrued on the Senior Notes at 3.65% per annum from January 3, 2012 until June 16, 2012, increased to 3.66% per annum on June 16, 2012, and will further increase to 3.67% per annum on June 16, 2013, 4.87% per annum on June 16, 2014, 7.22% per annum on June 16, 2016, and 9.54% per annum on June 16, 2017.  In addition, the Company is required to pay a duration fee equal to 1% of the then aggregate outstanding amount (if any) of the Senior Notes on each of June 17, 2016 and June 19, 2017.  The Company will pay interest semi-annually in arrears on June 15 and December 15 of each year commencing June 15, 2012.
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

These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture.  The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such Senior Notes to be declared due and payable.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Opco Credit Agreement contains certain financial and other covenants. These include a maximum total leverage ratio and a minimum interest coverage ratio, which covenants commence on the earlier of 18 months after the Effective Date or the date on which aggregate investments by Opco deemed to have been made due to the designation of restricted subsidiaries as unrestricted subsidiaries exceed $10 million. The Opco Credit Agreement also limits capital expenditures. The Company is in compliance with all Opco Credit Agreement covenants as of June 30, 2012. Opco is not required to make principal payments prior to the maturity of the Opco Credit Agreement other than (a) quarterly payments of $663,768 for application to the Opco Term Loans, (b) commencing with the fiscal year ended December 31, 2011, annual prepayments of 75% of excess cash flow, net of a credit for payments made pursuant to (a) above, if the total leverage ratio is equal to or greater than 3.50:1.00, 50% of excess cash flow if the total leverage ratio is less than 3.50:1.00 but greater than or equal to 2.50:1.00, or 25% if the total leverage ratio is less than 2.50:1.00; (c) prepayments with proceeds of certain asset sales, reimbursements of investments, events of loss, incurrence of debt and equity issuances; and (d) prepayments of the Opco Revolver of unrestricted cash in excess of $7.5 million (which do not permanently reduce the revolving loan commitment).
The Opco Credit Agreement is guaranteed by NP Opco Holdings and all subsidiaries of Opco except unrestricted subsidiaries. The Opco Credit Agreement is secured by a pledge of Opco equity, together with all tangible and intangible assets of Opco Holdings, Opco and its subsidiaries (other than property of unrestricted subsidiaries and subject to limitations required by applicable gaming laws).
Restructured Land Loan
As of the Effective Date, an indirect wholly owned subsidiary of the Company, CV PropCo, LLC (“CV Propco”), as borrower, entered into the Restructured Land Loan in the principal amount of $105 million. The initial maturity date of the Restructured Land Loan is June 16, 2016. Interest accrues on the principal balance at the rate per annum, at the option of the Company of LIBOR plus 3.50% or base rate plus 2.50% for the first five years; LIBOR plus 4.50% or base rate plus 3.50% for the sixth year if CV Propco elects to exercise the first optional extension of the maturity of the loans; and LIBOR plus 5.50% or base rate plus 4.50% in the seventh year if CV Propco elects to exercise the second optional extension of the maturity of the loans. All interest on the Restructured Land Loan will be paid in kind for the first five years. CV Propco has two options to extend the maturity date for an additional year to be available subject to absence of default, payment of up to 1.00% extension fee for each year, a step-up in interest rate to not more than LIBOR plus 4.50% or base rate plus 3.50% in the sixth year and not more than LIBOR plus 5.50% or base rate plus 4.50% in the seventh year. Interest accruing in the sixth and seventh years shall be paid in cash. There is no scheduled minimum amortization prior to final stated maturity, but the Restructured Land Loan is subject to mandatory prepayments with excess cash and, subject to certain exceptions, with casualty or condemnation proceeds. The Restructured Land Loan is guaranteed by NP Tropicana LLC ("NP Tropicana", an indirect subsidiary of the Company), NP Landco Holdco (a subsidiary of the Company and parent of CV Propco and NP Tropicana ) and all subsidiaries of CV Propco and secured by a pledge of CV Propco and NP Tropicana equity and all tangible and intangible assets of NP Tropicana, NP Landco Holdco and CV Propco and its subsidiaries, principally consisting of land located on the southern end of Las Vegas

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Boulevard at Cactus Avenue and land surrounding the Wild Wild West Gambling Hall and Hotel (“Wild Wild West”), and the leasehold interest in the land on which the Wild Wild West is located. The land carry costs of CV Propco are supported by the Company under a limited support agreement and recourse guaranty (the “Limited Support Agreement”) that provides for a guarantee from the Company to the Land Loan Lenders of: (a) the net operating costs of CV Propco and NP Tropicana, including (i) timely payment of all capital expenditures, taxes, insurance premiums, other land carry costs and indebtedness (excluding debt service for the Restructured Land Loan) payable by CV Propco and (ii) rent, capital expenditures, taxes, management fees, franchise fees, maintenance, operations and ownership payable by NP Tropicana; and (b) certain recourse liabilities of CV Propco and NP Tropicana under the Restructured Land Loan, including, without limitation, payment and performance of the Restructured Land Loan in the event any of CV Propco, NP Landco Holdco or NP Tropicana files or acquiesces in the filing of a bankruptcy petition or similar legal proceeding. As part of the consideration for the Land Loan Lenders' agreement to enter into the Restructured Land Loan, CV Propco and NP Tropicana issued warrants to the Land Loan Lenders (or their designees) for up to 60% of the outstanding equity interests of each of CV Propco and NP Tropicana exercisable for a nominal exercise price commencing on the earlier of (i) the date that the Restructured Land Loan is repaid, (ii) the date CV Propco sells any land to a third party, and (iii) the fifth anniversary of the Restructured Land Loan.
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
The GVR Credit Agreements contain certain financial and other covenants including a maximum total leverage ratio and a fixed charge coverage ratio. The GVR Credit Agreements also limit capital expenditures. The GVR Credit Agreements are guaranteed by all subsidiaries of GVR Borrower and its immediate parent company, GVR Holdco 1 LLC (“GVR Holdco”) and is secured by first lien and second lien pledges of GVR Borrower equity, together with first and second priority liens on all tangible and intangible assets of GVR Holdco and its subsidiaries that may be pledged as collateral pursuant to applicable law. At June 30, 2012, the GVR Borrower is in compliance with all covenants related to the GVR Credit Agreements.
Borrowing Availability
At June 30, 2012, the Company's borrowing availability was $53.5 million under the Propco Credit Agreement, $10.8 million under the Opco Credit Agreement, and $3.0 million under the GVR Credit Agreements.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Derivative Instruments

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

In July 2011, the Company entered into three floating–to–fixed interest rate swaps with initial notional amounts totaling $1.3 billion which effectively convert a portion of its floating–rate debt to fixed rates. Under the terms of the swap agreements, the Company pays fixed rates ranging from 1.29% to 2.03% and receives variable rates based on one-month LIBOR (subject to a minimum of 1.50% for one swap with an initial notional amount of $228.5 million). The agreements terminate in 2015, and the notional amounts decrease over the life of the arrangements. The Company designated these interest rate swaps as cash flow hedges in accordance with the accounting guidance in ASC Topic 815, Derivatives and Hedging. As of June 30, 2012, the Company had not posted any collateral related to these agreements; however, the Company's obligations under the swaps are subject to the security and guarantee arrangements applicable to the related credit agreements.

Each swap agreement contains cross–default provisions under which the Company could be declared in default on its obligations under such agreement if certain conditions of default exist on the related Credit Agreement. As of June 30, 2012, the termination value of the interest rate swaps was a net liability of $29.7 million which represents the amount the Company could have been required to pay to settle the obligations had it been in breach of the provisions of the swap arrangements.

For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) until the interest payments being hedged are recorded as interest expense, at which time the amounts in other comprehensive income (loss) are reclassified as an adjustment to interest expense. Gains or losses on any ineffective portion of derivative instruments in cash flow hedging relationships would be recorded as a component of other income or expense in the condensed consolidated statements of operations. At June 30, 2012, the Company's hedges had no ineffectiveness.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of June 30, 2012 (amounts in thousands, unaudited):

	Balance sheet classification	Fair value
Derivatives designated as hedging instruments:
Interest rate swaps	Other long–term liabilities	$26,673
The table below presents the effect of the Company's derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2012 (amounts in thousands, unaudited):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Gain or (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012		Three Months Ended June 30, 2012	Six Months Ended June 30, 2012		Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Interest rate swaps	$7,891	$12,921	Interest expense, net	$3,174	$6,295	Change in fair value of derivative instruments	$—	$—

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Approximately $11.5 million of the deferred losses included in accumulated other comprehensive loss on the Company's condensed consolidated balance sheet at June 30, 2012 is expected to be reclassified into earnings during the next twelve months.
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

Presented below are the effects of derivative instruments on STN's condensed consolidated statements of operations (amounts in thousands):

	Period April 1, 2011 Through June 16, 2011	Period January 1, 2011 Through June 16, 2011
	(unaudited)
STN Predecessor:
Amounts included in change in fair value of derivative instruments:
Gains from interest rate swaps not designated as hedging instruments	$—	$397
Total derivative gains included in condensed consolidated statements of operations	$—	$397

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

	Period April 1, 2011 Through June 16, 2011	Period January 1, 2011 Through June 16, 2011
	(unaudited)
STN Predecessor:
Increase in interest expense	$23	$487
Increase in interest and other expense from joint ventures	92	211
	$115	$698
GVR Predecessor:
Increase in interest and other expense	$147	$325

7.    Fair Value Measurements
Successor
Assets Measured at Fair Value on a Recurring Basis
The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011, and indicates the level in the fair value hierarchy of the valuation techniques utilized to determine such fair value (amounts in thousands):

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurement at Reporting Date Using
	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
Assets
Available-for-sale securities (a)	$317	$317	$—	$—
Total assets measured at fair value on a recurring basis	$317	$317	$—	$—
Liabilities
Interest rate swaps	$26,673	$—	$26,673	$—
Total liabilities measured at fair value on a recurring basis	$26,673	$—	$26,673	$—

		Fair Value Measurement at Reporting Date Using
	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$203	$203	$—	$—
Total assets measured at fair value on a recurring basis	$203	$203	$—	$—
Liabilities
Interest rate swaps	$20,047	$—	$20,047	$—
Total liabilities measured at fair value on a recurring basis	$20,047	$—	$20,047	$—
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

Fair Value of Long-term Debt

The following table presents information about the estimated fair value of the Company's long-term debt compared with its carrying value (amounts in millions):

	June 30, 2012	December 31, 2011
	(unaudited)
Aggregate fair value	$2,109	$2,082
Aggregate carrying amount	2,166	2,195

The estimated fair value of the Company's long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Members' Equity

On April 30, 2012, FI Station Investor LLC, an affiliate of Frank J. Fertitta III and Lorenzo J. Fertitta ("FI Station Investor") purchased membership interests in Station Holdco from JPM and certain other sellers that exercised tag-along rights pursuant to the Company's equityholders agreement. As a result of such purchase and the related purchases by other equityholders of Station Holdco, JPM sold all of its membership interest in Station Holdco and FI Station Investor owns approximately 58% of the equity interests in Station Holdco. In connection with the sale of Station Holdco membership interests by JPM, Stephen Greathouse, the member of the board of managers of the Company who was designated by JPM, resigned as a member of the board of managers of the Company, Station Holdco and certain subsidiaries of the Company, and, subject to the receipt of any approvals under applicable gaming laws, the Station Voteco LLC units held by Mr. Greathouse as the designee of JPM will be redeemed for no consideration.
Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (amounts in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Unrealized losses on interest rate swaps	$(26,673)	$(20,047)
Unrealized gain (loss) on available-for-sale securities	7	(107)
Accumulated other comprehensive loss	$(26,666)	$(20,154)

Changes in Equity and Noncontrolling Interests

The changes in equity and noncontrolling interest from December 31, 2011 through June 30, 2012 are as follows (amounts in thousands):

	Voting units	Non-voting units	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Station Casinos LLC members' equity (deficit)	Noncontrolling interest	Total members' equity (deficit)
Balances, December 31, 2011	$—	$—	$844,924	$(20,154)	$(25,093)	$799,677	$42,799	$842,476
Unrealized losses on interest rate swaps	—	—	—	(6,626)	—	(6,626)	—	(6,626)
Unrealized gain on available-for-sale securities	—	—	—	114	—	114	—	114
Distributions	—	—	(201)	—	—	(201)	(5,909)	(6,110)
Net income	—	—	—	—	14,375	14,375	3,757	18,132
Balances, June 30, 2012 (unaudited)	$—	$—	$844,723	$(26,666)	$(10,718)	$807,339	$40,647	$847,986

9.    Share-Based Compensation

Successor

In order to attract, retain and motivate employees and to align the interest of those individuals and the Company's members, the Board of Managers adopted the Station Holdco LLC Profit Units Plan (the “Profit Units Plan”). A total of 12 million profit units may be issued pursuant to the Profit Units Plan. In July 2012, 11.8 million profit units were granted, representing approximately 2.9% of the outstanding units of Station Holdco on a fully diluted basis. The profit units have no voting rights and vest over 3 to 4 years. The Company is in the process of determining the fair value of the profit units and will begin expensing such amount over the vesting period beginning in July 2012.

Predecessor

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the classification of share-based compensation expense within the condensed consolidated statements of operations (amounts in thousands):

	Station Casinos, Inc.
	Period April 1, 2011 Through June 16, 2011	Period January 1, 2011 Through June 16, 2011
	(unaudited)
Casino	$1	$3
Selling, general and administrative	138	302
Corporate	2,685	5,857
Development and preopening	25	62
Reorganization items	19,449	19,449
Share-based compensation recognized as expense	22,298	25,673
Income tax benefit	(7,804)	(8,986)
Share-based compensation expense, net of tax	$14,494	$16,687
On the Effective Date, the grants of the Class B Units and Class C Units were canceled, and as a result, Predecessor recognized share‑based compensation expense of approximately $19.4 million representing the remaining amount of compensation cost measured at the grant date that had not yet been recognized. No replacement grants were awarded.

10.    Write-downs and other charges, net
Included in write-downs and other charges, net are various pretax charges to record net losses on asset disposals and other non-routine transactions, excluding the effects of the Chapter 11 Cases and the related transactions, which are reflected in the reorganization items in the condensed consolidated statements of operations. Write-downs and other charges, net consisted of the following (amounts in thousands):

	Successor		Predecessors		Successor	Predecessors
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Three Months Ended June 30,2012	Period June 17, 2011 Through June 30, 2011	Period April 1, 2011 Through June 16, 2011		Six Months Ended June 30, 2012	Period January 1, 2011 Through June 16, 2011
	(unaudited)		(unaudited)		(unaudited)
Loss on disposal of assets, net	$7	$—	$3,287	$104	$26	$3,349	$104
Other charges, net	741	16	387	—	1,173	604	—
Write-downs and other charges, net	$748	16	$3,674	$104	$1,199	$3,953	$104
11.     Reorganization Items
Predecessor
Reorganization items represent amounts incurred as a direct result of the Chapter 11 Cases and are presented separately in the condensed consolidated statements of operations. The following table summarizes the net gain (loss) on reorganization and related items and fresh-start reporting adjustments for the periods indicated (amounts in thousands):

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Predecessors
	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Period April 1, 2011 Through June 16, 2011		Period January 1, 2011 Through June 16, 2011
	(unaudited)
Discharge of liabilities subject to compromise	$4,066,026	$590,976	$4,066,026	$590,976
Fresh-start reporting adjustments	(789,464)	66,651	(789,464)	66,651
Write-off of debt discount and debt issuance costs	—	2,992	—	2,992
Professional fees, expenses and other	(6,949)	(17,600)	(16,567)	(25,620)
Total net reorganization items and fresh-start reporting adjustments	$3,269,613	$643,019	$3,259,995	$634,999
Professional fees include financial, legal and other services directly associated with the reorganization process. Cash payments for professional fees and retainers and other reorganization items for the periods indicated were as follows (amounts in thousands):

	Predecessors
	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Period April 1, 2011 Through June 16, 2011		Period January 1, 2011 Through June 16, 2011
	(unaudited)
Cash payments for professional fees and retainers and other reorganization items	$2,563,372	$325,539	$2,571,267	$325,539
12.    Income Taxes
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
Predecessor
STN Predecessor's operating results have been included in a consolidated federal income tax return. For financial reporting purposes, STN Predecessor recorded income tax benefit of $102.7 million and $107.9 million, respectively, for the period April 1, 2011 through June 16, 2011 and the period January 1, 2011 through June 16, 2011.

13.    Commitments and Contingencies

Successor

In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food purchased for use in complimentary meals provided to patrons is not subject to Nevada use tax. The Company has filed refunds for the periods from March 2000 through February 2008, and began claiming this exemption on its sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision. The amount subject to these refunds is approximately $15.6 million plus interest. The Department of Taxation subsequently audited the Company, denied its refund claim and issued a sales tax deficiency on the cost of food used in complimentary meals and employee meals for the period March 2000 through February 2008. On July 9, 2012, a Nevada Administrative Law Judge concluded that the State's sales tax deficiency for Station's complimentary and employee meals for the period March 2000 through February 2008 will be allowed, but only to the extent of use tax previously paid for these meals. The Company has appealed the decision. In the accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011, the

Company has not recorded a refund receivable for the previously paid use tax.

The Department of Taxation has issued a regulation that as of February 15, 2012, complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. On June 25, 2012 the Nevada Tax Commission adopted the Department of Taxation's regulation. The Department of Taxation has issued guidance delaying the payment of this sales tax until the earlier of (1) approval of the regulation by the Legislative Commission, (2) affirmation by the Nevada Supreme Court, (3) the effective date of relevant legislation or (4) June 30, 2013. As of June 30, 2012, the Company has accrued a liability for the estimated amount of sales tax on complimentary food and employee meals for the period February 15, 2012 through June 30, 2012.
The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome, and litigation inherently involves significant costs.
Predecessors
Bankruptcy Proceedings
Through the Effective Date, the Predecessors conducted their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14 .    Condensed Consolidating Financial Information

As described in Note 5—Long-Term Debt, on January 3, 2012 the Company issued the Senior Notes, which are guaranteed by certain wholly owned subsidiaries of the Company. The following condensed consolidating financial statements present information about the Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries. These condensed consolidating financial statements are presented in the provided form because (i) the Guarantor Subsidiaries are wholly owned subsidiaries of the Company (the issuer of the Senior Notes), and (ii) the guarantees are joint and several, however not on a full and unconditional basis as the guarantees may be released under certain circumstances customary for such arrangements. No other subsidiaries of the Company guarantee the Senior Notes.
CONDENSED CONSOLIDATING BALANCE SHEETS JUNE 30, 2012 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$3	$44,710	$44,262	$—	$88,975
Restricted cash	1,570	50	364	—	1,984
Receivables, net	863	15,603	13,085	—	29,551
Inventories	9	5,041	3,864	—	8,914
Prepaid gaming tax	—	11,477	10,996	—	22,473
Prepaid expenses and other current assets	2,518	4,220	3,939	—	10,677
Total current assets	4,963	81,101	76,510	—	162,574

Property and equipment, net	47,852	1,315,549	855,041	—	2,218,442
Goodwill	1,234	177,820	16,078	—	195,132
Other intangible assets, net	1,000	60,356	146,011	—	207,367
Land held for development	—	—	227,084	—	227,084
Investments in joint ventures	—	—	10,174	—	10,174
Native American development costs	—	—	89,061	—	89,061
Investments in subsidiaries	2,369,137	—	—	(2,369,137)	—
Other assets, net	9,016	12,873	30,372	—	52,261
Total assets	$2,433,202	$1,647,699	$1,450,331	$(2,369,137)	$3,162,095

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Current portion of long-term debt	$11,129	$251	$2,419	$—	$13,799
Accounts payable	2,444	6,396	6,225	—	15,065
Accrued interest payable	3,754	—	817	—	4,571
Accrued expenses and other current liabilities	8,888	45,725	38,681	—	93,294
Intercompany payables (receivables)	127,697	(132,177)	4,480	—	—
Total current liabilities	153,912	(79,805)	52,622	—	126,729

Long-term debt, less current portion	1,412,840	1,956	737,046	—	2,151,842
Investments in joint ventures, deficit	—	—	2,314	—	2,314
Other long-term liabilities, net	18,464	—	14,760	—	33,224

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (continued) JUNE 30, 2012 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Total liabilities	1,585,216	(77,849)	806,742	—	2,314,109

Members' equity:
Paid-in capital	844,723	1,620,240	604,361	(2,224,601)	844,723
Accumulated other comprehensive loss	(26,666)	—	(8,209)	8,209	(26,666)
(Accumulated deficit) retained earnings	(10,718)	105,308	6,790	(112,098)	(10,718)
Total members' equity of Station Casinos LLC	807,339	1,725,548	602,942	(2,328,490)	807,339
Noncontrolling interest	40,647	—	40,647	(40,647)	40,647
Total members' equity	847,986	1,725,548	643,589	(2,369,137)	847,986
Total liabilities and members' equity	$2,433,202	$1,647,699	$1,450,331	$(2,369,137)	$3,162,095

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2011 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$(2,420)	$50,479	$47,762	$—	$95,821
Restricted cash	1,562	50	393	—	2,005
Receivables, net	876	13,170	13,400	—	27,446
Inventories	9	5,453	3,682	—	9,144
Prepaid gaming tax	—	9,520	8,660	—	18,180
Prepaid expenses and other current assets	3,139	4,553	4,009	—	11,701
Total current assets	3,166	83,225	77,906	—	164,297

Property and equipment, net	47,715	1,335,042	863,308	—	2,246,065
Goodwill	1,234	177,820	16,078	—	195,132
Other intangible assets, net	1,000	61,311	151,781	—	214,092
Land held for development	—	—	227,857	—	227,857
Investments in joint ventures	—	—	10,157	—	10,157
Native American development costs	—	—	70,516	—	70,516
Investments in subsidiaries	2,259,272	—	—	(2,259,272)	—
Other assets, net	7,283	12,782	30,168	—	50,233
Total assets	$2,319,670	$1,670,180	$1,447,771	$(2,259,272)	$3,178,349

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Current portion of long-term debt	$11,027	$245	$5,108	$—	$16,380
Accounts payable	533	9,678	7,029	—	17,240

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (continued) DECEMBER 31, 2011 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Accrued interest payable	1,643	—	1,215	—	2,858
Accrued expenses and other current liabilities	8,928	45,427	37,807	—	92,162
Intercompany payables (receivables)	43,588	(50,090)	6,502	—	—
Total current liabilities	65,719	5,260	57,661	—	128,640

Long-term debt, less current portion	1,440,973	2,085	735,789	—	2,178,847
Investments in joint ventures, deficit	—	—	2,318	—	2,318
Other long-term liabilities, net	13,301	—	12,767	—	26,068
Total liabilities	1,519,993	7,345	808,535	—	2,335,873

Members' equity:
Paid-in capital	844,924	1,620,240	604,361	(2,224,601)	844,924
Accumulated other comprehensive loss	(20,154)	—	(6,746)	6,746	(20,154)
(Accumulated deficit) retained earnings	(25,093)	42,595	(1,178)	(41,417)	(25,093)
Total members' equity of Station Casinos LLC	799,677	1,662,835	596,437	(2,259,272)	799,677
Noncontrolling interest	—	—	42,799	—	42,799
Total members' equity	799,677	1,662,835	639,236	(2,259,272)	842,476
Total liabilities and members' equity	$2,319,670	$1,670,180	$1,447,771	$(2,259,272)	$3,178,349

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$119,743	$102,528	$—	$222,271
Food and beverage	—	37,105	25,406	—	62,511
Room	—	18,514	9,696	—	28,210
Other	7	9,452	9,249	—	18,708
Management fees	—	—	7,413	—	7,413
Gross revenues	7	184,814	154,292	—	339,113
Promotional allowances	—	(15,169)	(11,650)	—	(26,819)
Net revenues	7	169,645	142,642	—	312,294

Operating costs and expenses:
Casino	—	48,883	40,766	—	89,649
Food and beverage	—	22,149	16,295	—	38,444
Room	—	6,821	4,017	—	10,838
Other	—	3,219	3,575	—	6,794
Selling, general and administrative	(178)	35,328	36,048	—	71,198
Development and preopening expense	—	6	69	—	75
Depreciation and amortization	684	16,735	14,182	—	31,601
Management fees	—	6,384	5,052	—	11,436
Write-downs and other charges, net	97	118	533	—	748
	603	139,643	120,537	—	260,783

Operating (loss) income	(596)	30,002	22,105	—	51,511
Earnings from subsidiaries	38,136	—	—	(38,136)	—
Earnings from joint ventures	—	—	405	—	405
Operating (loss) income and earnings from subsidiaries and joint ventures	37,540	30,002	22,510	(38,136)	51,916

Other expense:
Interest expense, net	(28,328)	(41)	(14,335)	—	(42,704)
Net income	9,212	29,961	8,175	(38,136)	9,212
Less: net income applicable to noncontrolling interest	1,671	—	1,671	(1,671)	1,671
Net income applicable to Station Casinos LLC members	$7,541	$29,961	$6,504	$(36,465)	$7,541

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$243,335	$209,115	$—	$452,450
Food and beverage	—	72,511	50,949	—	123,460
Room	—	37,105	18,963	—	56,068
Other	12	17,056	18,073	—	35,141
Management fees	—	—	15,178	—	15,178
Gross revenues	12	370,007	312,278	—	682,297
Promotional allowances	—	(28,847)	(22,957)	—	(51,804)
Net revenues	12	341,160	289,321	—	630,493

Operating costs and expenses:
Casino	—	95,319	82,492	—	177,811
Food and beverage	—	46,924	33,814	—	80,738
Room	—	13,879	7,839	—	21,718
Other	—	5,689	6,980	—	12,669
Selling, general and administrative	(223)	70,271	71,155	—	141,203
Development and preopening expense	—	8	122	—	130
Depreciation and amortization	1,341	33,009	27,952	—	62,302
Management fees	—	12,909	10,308	—	23,217
Write-downs and other charges, net	90	358	751	—	1,199
	1,208	278,366	241,413	—	520,987

Operating (loss) income	(1,196)	62,794	47,908	—	109,506
Earnings from subsidiaries	82,637	—	—	(82,637)	—
Earnings from joint ventures	—	—	950	—	950
Operating income (loss) and earnings from subsidiaries and joint ventures	81,441	62,794	48,858	(82,637)	110,456

Other expense:
Interest expense, net	(63,309)	(82)	(28,933)	—	(92,324)
Net income	18,132	62,712	19,925	(82,637)	18,132
Less: net income applicable to noncontrolling interest	3,757	—	3,757	(3,757)	3,757
Net income applicable to Station Casinos LLC members	$14,375	$62,712	$16,168	$(78,880)	$14,375

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE PERIOD JUNE 17, 2011 THROUGH JUNE 30, 2011 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$16,286	$12,962	$—	$29,248
Food and beverage	—	5,477	3,690	—	9,167
Room	—	2,673	1,504	—	4,177
Other	—	2,130	1,564	—	3,694
Management fees	—	—	962	—	962
Gross revenues	—	26,566	20,682	—	47,248
Promotional allowances	—	(2,159)	(1,540)	—	(3,699)
Net revenues	—	24,407	19,142	—	43,549

Operating costs and expenses:
Casino	—	6,431	5,578	—	12,009
Food and beverage	—	3,931	2,629	—	6,560
Room	—	1,073	603	—	1,676
Other	—	867	662	—	1,529
Selling, general and administrative	34	5,753	5,251	—	11,038
Development and preopening expense	18	52	58	—	128
Depreciation and amortization	79	2,128	1,790	—	3,997
Management fees	—	848	612	—	1,460
Write-downs and other charges, net	—	—	16	—	16
	131	21,083	17,199	—	38,413

Operating (loss) income	(131)	3,324	1,943	—	5,136
Earnings from subsidiaries	3,188	—	—	(3,188)	—
Earnings from joint ventures	—	—	42	—	42
Operating (loss) income and earnings from subsidiaries and joint ventures	3,057	3,324	1,985	(3,188)	5,178

Other expense:
Interest expense, net	(4,500)	(7)	(2,114)	—	(6,621)
Net (loss) income	(1,443)	3,317	(129)	(3,188)	(1,443)
Less: net income applicable to noncontrolling interest	304	—	304	(304)	304
Net (loss) income applicable to Station Casinos LLC members	$(1,747)	$3,317	$(433)	$(2,884)	$(1,747)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2012 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$18,132	$62,712	$19,925	$(82,637)	$18,132
Other comprehensive income (loss):
Unrealized losses on interest rate swaps:
Unrealized losses arising during period	(12,921)	—	(3,383)	3,383	(12,921)
Less: Reclassification of unrealized losses on interest rate swaps into operations	6,295	—	1,921	(1,921)	6,295
Unrealized losses on interest rate swaps, net	(6,626)	—	(1,462)	1,462	(6,626)
Unrealized gain on available–for–sale securities	114	—	—	—	114
Comprehensive income	11,620	62,712	18,463	(81,175)	11,620
Less: comprehensive income attributable to noncontrolling interests	3,757	—	3,757	(3,757)	3,757
Comprehensive income attributable to Station Casinos LLC members	$7,863	$62,712	$14,706	$(77,418)	$7,863

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE PERIOD JUNE 17, 2011 THROUGH JUNE 30, 2011 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(1,443)	$3,317	$(129)	$(3,188)	$(1,443)
Other comprehensive income (loss):
Unrealized losses on interest rate swaps:
Unrealized losses arising during period	—	—	—	—	—
Less: Reclassification of unrealized losses on interest rate swaps into operations	—	—	—	—	—
Unrealized losses on interest rate swaps, net	—	—	—	—	—
Unrealized gain on available–for–sale securities	26	—	—	—	26
Comprehensive (loss) income	(1,417)	3,317	(129)	(3,188)	(1,417)
Less: comprehensive income attributable to noncontrolling interests	304	—	304	(304)	304
Comprehensive (loss) income attributable to Station Casinos LLC members	$(1,721)	$3,317	$(433)	$(2,884)	$(1,721)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2012 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$18,132	$62,712	$19,925	$(82,637)	$18,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,341	33,009	27,952	—	62,302
Write–downs and other charges, net	90	358	751	—	1,199
Earnings from subsidiaries	(82,637)	—	—	82,637	—
Amortization of debt discount and debt issuance costs	24,837	—	7,874	—	32,711
Interest – paid in kind	—	—	2,033	—	2,033
Earnings from joint ventures	—	—	(950)	—	(950)
Changes in assets and liabilities:
Restricted cash	(8)	—	29	—	21
Receivables, net	13	(2,433)	315	—	(2,105)
Inventories and prepaid expenses	621	(1,212)	(2,448)	—	(3,039)
Accounts payable	1,911	(3,282)	(804)	—	(2,175)
Accrued interest payable	2,111	—	(398)	—	1,713
Accrued expenses and other current liabilities	(438)	270	386	—	218
Intercompany receivables and payables	84,109	(82,087)	(2,022)	—	—
Other, net	(578)	(675)	(25)	—	(1,278)
Net cash provided by operating activities	49,504	6,660	52,618	—	108,782

Cash flows from investing activities:
Capital expenditures	(1,318)	(12,723)	(12,956)	—	(26,997)
Proceeds from sale of property and equipment	10	—	822	—	832
Distributions in excess of earnings from joint ventures	—	—	928	—	928
Distributions from subsidiaries	8,198	—	—	(8,198)	—
Construction contracts payable	398	28	488	—	914
Native American development costs	—	—	(18,545)	—	(18,545)
Other, net	(833)	389	(3,386)	—	(3,830)
Net cash provided by (used in) investing activities	6,455	(12,306)	(32,649)	(8,198)	(46,698)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued) FOR THE SIX MONTHS ENDED JUNE 30, 2012 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	25,000	—	4,000	—	29,000
Borrowings under credit agreements with original maturity dates of three months or less, net	400	—	7,000	—	7,400
Payments under credit agreements with original maturity dates greater than three months	(77,541)	—	(20,020)	—	(97,561)
Distributions to members and noncontrolling interests	(201)	—	(14,107)	8,198	(6,110)
Debt issuance costs	(461)	—	(22)	—	(483)
Payments on other debt	(733)	(123)	(320)	—	(1,176)
Net cash used in financing activities	(53,536)	(123)	(23,469)	8,198	(68,930)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	2,423	(5,769)	(3,500)	—	(6,846)
Balance, beginning of period	(2,420)	50,479	47,762	—	95,821
Balance, end of period	$3	$44,710	$44,262	$—	$88,975

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$36,363	$82	$17,204	$—	$53,649
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE PERIOD JUNE 17, 2011 THROUGH JUNE 30, 2011 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(1,443)	$3,317	$(129)	$(3,188)	$(1,443)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	79	2,128	1,790	—	3,997
Write–downs and other charges, net	—	—	16	—	16
Earnings from subsidiaries	(3,188)	—	—	3,188	—
Amortization of debt discount and debt issuance costs	1,905	—	481	—	2,386
Interest – paid in kind	—	—	139	—	139
Earnings from joint ventures	—	—	(42)	—	(42)
Changes in assets and liabilities:

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued) FOR THE PERIOD JUNE 17, 2011 THROUGH JUNE 30, 2011 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Restricted cash	2,266	—	—	—	2,266
Receivables, net	1,201	(372)	(251)	—	578
Inventories and prepaid expenses	238	(3,970)	(3,715)	—	(7,447)
Accounts payable	(3,312)	(3,927)	(8,585)	—	(15,824)
Accrued interest payable	780	7	1,230	—	2,017
Accrued expenses and other current liabilities	(6,143)	909	(28)	—	(5,262)
Intercompany receivables and payables	(8,505)	6,322	2,183	—	—
Other, net	—	—	692	—	692
Net cash (used in) provided by operating activities	(16,122)	4,414	(6,219)	—	(17,927)

Cash flows from investing activities:
Capital expenditures	(353)	(5,512)	(837)	—	(6,702)
Construction contracts payable	—	1,020	—	—	1,020
Native American development costs	—	—	(9)	—	(9)
Other, net	(1)	(19)	(341)	—	(361)
Net cash used in investing activities	(354)	(4,511)	(1,187)	—	(6,052)

Cash flows from financing activities:
Borrowings under credit agreements with original maturities of three months or less, net	—	—	3,800	—	3,800
Borrowings under credit agreements with original maturities greater than three months	6,000	—	—	—	6,000
Payments on other debt	(56)	—	(206)	—	(262)
Net cash provided by financing activities	5,944	—	3,594	—	9,538
Cash and cash equivalents:
Decrease in cash and cash equivalents	(10,532)	(97)	(3,812)	—	(14,441)
Balance, beginning of period	6,524	49,253	57,373	—	113,150
Balance, end of period	$(4,008)	$49,156	$53,561	$—	$98,709

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$1,815	$—	$135	$—	$1,950

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Background
We were formed on August 9, 2010 to acquire substantially all of the assets of Station Casinos, Inc. and its subsidiaries pursuant to the Plans, which became effective on June 17, 2011, as more fully described in Item 1. Business—Restructuring Transactions in our Annual Report on Form 10-K for the year ended December 31, 2011. References herein to “Predecessors” refer to STN and Green Valley Ranch prior to June 17, 2011, and references to the “Plans” refer to the SCI Plan, the Subsidiaries Plan, and the GVR Plan. See Note 1 to the accompanying condensed consolidated financial statements for additional information about the Plans.
As of the Effective Date, we adopted fresh-start reporting in accordance with ASC Topic 852, which resulted in a new reporting entity for accounting purposes. Fresh-start reporting generally requires resetting the historical net book values of assets and liabilities to their estimated fair values by allocating the entity's enterprise value to its assets and liabilities as of the Effective Date. The fair values of certain assets and liabilities differed materially from the historical carrying values recorded on the Predecessors' balance sheets.
As a result of the adoption of fresh-start reporting, Successor's condensed consolidated financial statements are prepared on a different basis of accounting than those of the Predecessors prior to emergence from bankruptcy and therefore are not comparable in many respects with the Predecessors' historical financial statements. The historical financial results of the Predecessors are not indicative of our current financial condition or our future results of operations. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.
Presentation
References to “Successor” in this Quarterly Report on Form 10-Q refer to the Company on or after June 17, 2011 after giving effect to (i) the acquisition of substantially all of the assets of STN and Green Valley Ranch in accordance with the Plans, (ii) entry into new credit agreements with an initial aggregate principal amount outstanding of approximately $2.4 billion, (iii) entry into the Restructured Land Loan, (iv) the application of fresh-start reporting and (v) the issuance of equity comprising 100 voting units (the "Voting Units") and 100 non-voting units (the "Non-Voting Units") in accordance with the Plan.
In accordance with the accounting guidance for fresh-start reporting, the condensed consolidated financial statements of the Successor are required to be presented separately from those of the Predecessors in this Quarterly Report on Form 10-Q. In the following discussion, we have presented certain historical operating results of the Company and the Predecessors for the three and six months ended June 30, 2011 on a combined basis for purposes of analysis and comparison with current operating results.

The comparison of the our operating results to the combined historical results of the Company and Predecessors may yield results that are not fully comparable, particularly depreciation, amortization, interest expense and tax provision accounts, primarily due to the impact of the Chapter 11 Cases and related transactions. In addition, corporate, development and management fee expenses of Successor and Predecessors are not comparable as a result of Successor's management arrangements with subsidiaries of Fertitta Entertainment LLC, an affiliate of Frank J. Fertitta III and Lorenzo J. Fertitta ("Fertitta Entertainment").
Results of Operations
The following tables present selected financial results of the Company for the three and six months ended June 30, 2012 compared to the combined financial results of the Company and Predecessors for the three and six months ended June 30, 2011 (dollars in thousands, unaudited):

Three Months Ended June 30, 2012 Compared to Combined Three Months Ended June 30, 2011

	Successor		Predecessors
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Three Months Ended June 30, 2011 (a)	Percent change
	Three Months Ended June 30, 2012	Period June 17, 2011 Through June 30, 2011	Period April 1, 2011 Through June 16, 2011
Net revenues—total	$312,294	$43,549	$216,970	$38,282	$298,801	4.5%
Guarantor Group (b)	169,652	24,407	141,314	—	165,721	2.4%
Other operations (c)	135,229	18,180	69,771	38,282	126,233	7.1%
Management fees (d)	7,413	962	5,885	—	6,847	8.3%

Operating income—total	$51,511	$5,136	$20,572	$5,172	$30,880	66.8%
Guarantor Group (b)	29,406	3,193	9,732	—	12,925	127.5%
Other operations (c)	14,692	981	4,955	5,172	11,108	32.3%
Management fees (d)	7,413	962	5,885	—	6,847	8.3%

Cash flows provided by (used in):
Operating activities	$41,120	$(17,927)	$(2,431,609)	$(313,645)	$(2,763,181)
Investing activities	(32,489)	(6,052)	(8,228)	(599)	(14,879)
Financing activities	(19,884)	9,538	2,372,260	290,930	2,672,728

Six Months Ended June 30, 2012 Compared to Combined Six Months Ended June 30, 2011

	Successor		Predecessors
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Six Months Ended June 30, 2011 (e)	Percent change
	Six Months Ended June 30, 2012	Period June 17, 2011 Through June 30, 2011	Period January 1, 2011 Through June 16, 2011
Net revenues—total	$630,493	$43,549	$464,697	$84,052	$592,298	6.4%
Guarantor Group (b)	341,172	24,407	300,344	—	324,751	5.1%
Other operations (c)	274,143	18,180	153,588	84,052	255,820	7.2%
Management fees (d)	15,178	962	10,765	—	11,727	29.4%

Operating income—total	$109,506	$5,136	$48,599	$11,947	$65,682	66.7%
Guarantor Group (b)	61,598	3,193	22,924	—	26,117	135.9%
Other operations (c)	32,730	981	14,910	11,947	27,838	17.6%
Management fees (d)	15,178	962	10,765	—	11,727	29.4%

Cash flows provided by (used in):
Operating activities	$108,782	$(17,927)	$(2,405,140)	$(312,505)	$(2,735,572)
Investing activities	(46,698)	(6,052)	(18,641)	(1,418)	(26,111)
Financing activities	(68,930)	9,538	2,371,574	290,930	2,672,042
______________________________

(a)
The results for the combined three months ended June 30, 2011 were derived by the mathematical addition of the results of the Company for the period June 17, 2011 through June 30, 2011 and the results of the Predecessors for the period April 1, 2011 through June 16, 2011.

(b)
Includes Station Casinos LLC and NP Palace, LLC, NP Red Rock LLC, NP Sunset LLC, NP Development LLC and NP Losee Elkhorn Holdings LLC, which are the Company's wholly owned subsidiaries that are guarantors of the Senior Notes (the "Guarantors").

(c)
Includes the wholly owned properties of Green Valley Ranch, Texas Station, Santa Fe Station, Fiesta Rancho, Fiesta Henderson, Wild Wild West, Wildfire Rancho, Wildfire Boulder, Wildfire Sunset and Lake Mead Casino, as well as non-operating entities, corporate and eliminations.

(d)	Includes 100% of the management fee revenues from Gun Lake, which opened in February 2011, and management fees from Barley's, The Greens and Wildfire Lanes.

(e)
The results for the combined six months ended June 30, 2011 were derived by the mathematical addition of the results of the Company for the period June 17, 2011 through June 30, 2011 and the results of the Predecessors for the period January 1, 2011 through June 16, 2011.

Consolidated Results of Operations
Consolidated net revenues for the three months ended June 30, 2012 increased by 4.5%, to $312.3 million as compared to combined net revenues of $298.8 million for the three months ended June 30, 2011. Consolidated operating income was $51.5 million for the three months ended June 30, 2012 as compared to combined operating income of $30.9 million for the three months ended June 30, 2011.
Consolidated net revenues for the six months ended June 30, 2012 increased by 6.4%, to $630.5 million as compared to combined net revenues of $592.3 million for the six months ended June 30, 2011. Consolidated operating income was $109.5 million for the six months ended June 30, 2012 as compared to combined operating income of $65.7 million for the six months ended June 30, 2011.

The following tables presents information about consolidated revenues and expenses (dollars in thousands, unaudited):

Three Months Ended June 30, 2012 Compared to Combined Three Months Ended June 30, 2011

	Successor		Predecessors
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Three Months Ended June 30, 2011 (a)
	Three Months Ended June 30, 2012	Period June 17, 2011 Through June 30, 2011	Period April 1, 2011 Through June 16, 2011			Percent change
Casino revenues	$222,271	$29,248	$156,350	$26,598	$212,196	4.7%
Casino expenses	89,649	12,009	61,277	10,416	83,702	7.1%
Margin	59.7%	58.9%	60.8%	60.8%	60.6%

Food and beverage revenues	$62,511	$9,167	$40,299	$8,922	$58,388	7.1%
Food and beverage expenses	38,444	6,560	28,490	5,694	40,744	(5.6)%
Margin	38.5%	28.4%	29.3%	36.2%	30.2%

Room revenues	$28,210	$4,177	$17,078	$4,597	$25,852	9.1%
Room expenses	10,838	1,676	7,066	1,438	10,180	6.5%
Margin	61.6%	59.9%	58.6%	68.7%	60.6%

Other revenues	$18,708	$3,694	$13,687	$2,058	$19,439	(3.8)%
Other expenses	6,794	1,529	5,487	1,038	8,054	(15.6)%

Selling, general and administrative expenses	$71,198	$11,038	$53,195	$8,687	$72,920	(2.4)%
Percent of net revenues	22.8%	25.3%	24.5%	22.7%	24.4%

Management fee expense	$11,436	$1,460	$—	$1,406	$2,866	n/m
Development and preopening expense	75	128	666	—	794	(90.6)%
Depreciation and amortization	31,601	3,997	28,032	4,327	36,356	(13.1)%
Interest expense, net	42,704	6,621	19,675	7,133	33,429	27.7%
Interest and other expense from joint ventures	—	—	5,011	—	5,011	n/m

Six Months Ended June 30, 2012 Compared to Combined Six Months Ended June 30, 2011

	Successor		Predecessors
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Six Months Ended June 30, 2011 (e)
	Six Months Ended June 30, 2012	Period June 17, 2011 Through June 30, 2011	Period January 1, 2011 Through June 16, 2011			Percent change
Casino revenues	$452,450	$29,248	$339,703	$59,100	$428,051	5.7%
Casino expenses	177,811	12,009	136,037	23,574	171,620	3.6%
Margin	60.7%	58.9%	60.0%	60.1%	59.9%

Food and beverage revenues	$123,460	$9,167	$85,436	$19,484	$114,087	8.2%
Food and beverage expenses	80,738	6,560	60,717	12,407	79,684	1.3%
Margin	34.6%	28.4%	28.9%	36.3%	30.2%

Room revenues	$56,068	$4,177	$36,326	$9,753	$50,256	11.6%
Room expenses	21,718	1,676	15,537	3,064	20,277	7.1%
Margin	61.3%	59.9%	57.2%	68.6%	59.7%

Other revenues	$35,141	$3,694	$28,072	$4,205	$35,971	(2.3)%
Other expenses	12,669	1,529	10,822	2,125	14,476	(12.5)%

Selling, general and administrative expenses	$141,203	$11,038	$110,300	$18,207	$139,545	1.2%
Percent of net revenues	22.4%	25.3%	23.7%	21.7%	23.6%

Management fee expense	$23,217	$1,460	$—	$3,112	$4,572	n/m
Development and preopening expense	130	128	1,752	—	1,880	(93.1)%
Depreciation and amortization	62,302	3,997	61,162	9,512	74,671	(16.6)%
Interest expense, net	92,324	6,621	43,294	20,582	70,497	31.0%
Interest and other expense from joint ventures	—	—	15,452	—	15,452	n/m
______________________________
n/m = Not meaningful

Casino.  Casino revenues increased 4.7% to $222.3 million for the three months ended June 30, 2012 as compared to combined casino revenues of $212.2 million for the three months ended June 30, 2011, primarily due to improving demand across our properties. The $10.1 million improvement in casino revenues is due to increased casino volume at our properties as a result of our focused marketing efforts, including our Boarding Pass program. Casino expenses increased by 7.1% for the three months ended June 30, 2012 compared to the same period in the prior year, primarily due to the increased casino volume at our properties.

Casino revenues increased 5.7% to $452.5 million for the six months ended June 30, 2012 as compared to combined casino revenues of $428.1 million for the six months ended June 30, 2011, primarily due improving demand across our properties. The $24.4 million improvement in casino revenues is due to the same factor noted above for the quarterly period. Casino expenses increased by 3.6% for the six months ended June 30, 2012 compared to the same period in the prior year, primarily due to the increased casino volume at our properties.

Food and Beverage.   Food and beverage revenues increased 7.1% for the three months ended June 30, 2012 as compared to combined food and beverage revenues for the prior year period. The number of restaurant guests served increased 6.9% and the average guest check increased 2.2% for the three months ended June 30, 2012 as compared to the prior year period. Food and beverage expenses decreased by 5.6% for the three months ended June 30, 2012 as compared to the prior year period.
Food and beverage revenues increased 8.2% for the six months ended June 30, 2012 as compared to combined food and beverage revenues for the prior year period. The number of restaurant guests served increased 6.9% and the average guest check increased 2.7% for the six months ended June 30, 2012 as compared to the prior year period. Food and beverage expenses increased by 1.3% for the six months ended June 30, 2012 as compared to the prior year period.
During the year ended December 31, 2011, we took over the operations of six previously leased cafés, and the year-over-year increases in the number of restaurant guests served is primarily the result of the café conversions. The year-over-year changes in food and beverage expenses are primarily due to improvements in cost control.
Room.  The following table shows key information about our hotel operations (unaudited):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2012	2011		2012	2011
	Station Casinos LLC	Combined Successor and Predecessors		Station Casinos LLC	Combined Successor and Predecessors
Occupancy	90%	88%	2.3%	89%	86%	3.5%
Average daily rate	$74	$71	4.2%	$75	$71	5.6%
Revenue per available room	$67	$62	8.1%	$67	$61	9.8%

Room revenues increased 9.1% for the three months ended June 30, 2012 compared to combined room revenues for the same period in the prior year as a result of an increase in both occupancy levels and the average daily room rate ("ADR"). Occupancy increased to 90% for the three months ended June 30, 2012 compared to 88% for the prior year period. ADR for the three months ended June 30, 2012 improved 4.2% compared to combined ADR for the same period in the prior year, reflecting improvements across most of our properties. Room expenses increased 6.5% for the three months ended June 30, 2012 compared to combined room expenses for the same period in the prior year.

Room revenues increased 11.6% for the six months ended June 30, 2012 compared to combined room revenues for the same period in the prior year as a result of improvements in both occupancy levels and ADR. Occupancy improved by 3.5% for the six months ended June 30, 2012 compared to the prior year period. ADR for the six months ended June 30, 2012 improved 5.6% compared to combined ADR for the same period in the prior year, reflecting improvements across most of our properties. Room expenses increased 7.1% for the six months ended June 30, 2012 compared to combined room expenses for the same period in the prior year. The increases in room expenses for the quarter and year-to-date periods are primarily due to costs associated with driving incremental improvements in ADR.
Other.  Other revenues primarily include revenues from gift shops, bowling, entertainment, leased outlets and spas. Other revenues decreased to $18.7 million and $35.1 million, respectively, for the three and six months ended June 30, 2012 compared to $19.4 million and $36.0 million, respectively, for the three and six months ended June 30, 2011. Other expenses were $6.8 million and $12.7 million, respectively, for the three and six months ended June 30, 2012 compared to other expenses of $8.1 million and $14.5 million, respectively, for the prior year periods. The decrease in other revenues and expenses is primarily due to changes in our entertainment offerings.
Management Fee Revenue.  Our management fee revenue primarily represents fees earned by our 50% owned consolidated investee, MPM, for the management of Gun Lake Casino, which opened February 10, 2011. MPM is a variable interest entity and required to be consolidated. MPM receives a management fee equal to 30% of Gun Lake Casino's net income (as defined in the management agreement). In addition, we are the managing partner of Barley's, The Greens and Wildfire Lanes and receive management fees equal to 10% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from these properties. For the three and six months ended June 30, 2012, management fee revenue increased to $7.4 million and $15.2 million, respectively, as compared to $6.8 million and $11.7 million, respectively, in the prior year periods. Management fee revenue was higher during the six months ended June 30, 2012 primarily due to the opening of Gun Lake Casino in February 2011.
Selling, General and Administrative ("SG&A").  SG&A expenses totaled $71.2 million and $141.2 million,

respectively, for the three and six months ended June 30, 2012 as compared to combined SG&A of $72.9 million and $139.5 million, respectively, for the prior year periods. SG&A expenses as a percentage of net revenues decreased by 1.6% and 1.2%, respectively for the three and six months ended June 30, 2012 compared to the prior year periods.
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
Development and Preopening Expense.  Development expense includes costs to identify potential gaming opportunities and other development opportunities. Preopening expense represents certain costs incurred prior to the opening of projects under development, including payroll, travel and legal expenses. Subsequent to the Effective Date, certain development activities are performed on our behalf by affiliates of Fertitta Entertainment under the management agreements and as a result, development and preopening expense of Successor is not fully comparable to that of Predecessors. Development and preopening expense for the three and six months ended June 30, 2012 was $0.1 million and $0.1 million, respectively, compared to $0.8 million and $1.9 million, respectively, for the prior year periods.
Depreciation and Amortization.  The resetting of the carrying values of our assets and liabilities in fresh-start reporting resulted in changes in the carrying values of our depreciable property, plant and equipment and definite-lived intangible assets. As a result, depreciation and amortization expense for the Successor is not comparable to the combined depreciation and amortization expense of the Predecessors. Depreciation and amortization expense for the three and six months ended June 30, 2012 was $31.6 million and $62.3 million, respectively, compared to $36.4 million and $74.7 million, respectively, for the prior year periods.
Interest Expense, Net.  As a result of the Chapter 11 Cases and related transactions, Station's interest expense, net, is not comparable to that of the Predecessors. The principal amount of Station's outstanding indebtedness at June 30, 2012 was approximately $2.4 billion compared to approximately $6.7 billion for the combined Predecessors prior to the Chapter 11 Cases and related transactions. In accordance with ASC Topic 852, following the filing of the Chapter 11 Cases, interest expense was recognized only to the extent that it was expected to be paid or to become an allowed claim in the bankruptcy proceedings. Had the Predecessors recognized interest expense at the contractual terms, interest expense for the three and six months ended June 30, 2011 would have been $68.8 million and $149.1 million higher, respectively, than the amounts recorded.
The following table presents summarized information related to interest expense (amounts in thousands, unaudited):

	Successor			Predecessors
	Station Casinos LLC			Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Period June 17, 2011 Through June 30, 2011	Period April 1, 2011 Through June 16, 2011		Period January 1, 2011 Through June 16, 2011
Interest cost, net of interest income	$31,003	$62,329	$4,455	$20,907	$7,083	$46,037	$20,255
Amortization of debt discount and debt issuance costs	13,131	32,711	2,386	—	50	196	327
Less: capitalized interest	(1,430)	(2,716)	(220)	(1,232)	—	(2,939)	—
Interest expense, net	$42,704	$92,324	$6,621	$19,675	$7,133	$43,294	$20,582

Interest and Other Expense from Joint Ventures.  STN recorded interest and other expense from unconsolidated joint ventures of $5.0 million for the period April 1, 2011 through June 16, 2011 and $15.5 million for the period January 1, 2011 through June 16, 2011. We recognized no interest and other expense from our investments in joint venture properties during the Successor Period, and we do not expect interest and other expense from such investments to be a significant component of our future operating results.

Guarantor Group Results of Operations
The following discussion provides information about the results of operations for the Guarantor Group as compared to the combined historical results of operations of the Guarantor Group, for the period June 17, 2011 through June 30, 2011, and the entities that were predecessors of the Guarantor Group, for periods before June 17, 2011.
Net revenues of the Guarantor Group increased by 2.4% to $169.7 million for the three months ended June 30, 2012 as compared to net revenues of $165.7 million for the three months ended June 30, 2011. Net revenues of the Guarantor Group increased by 5.1% to $341.2 million for the six months ended June 30, 2012 as compared to net revenues of $324.8 million for the prior year period. Operating income of the Guarantor Group was $29.4 million and $61.6 million, respectively, for the three and six months ended June 30, 2012 compared to operating income of $12.9 million and $26.1 million, respectively, for the three and six months ended June 30, 2011.
The following table presents information about the Guarantor Group's operating results (dollars in thousands, unaudited):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2012	2011		2012	2011
	Guarantor Group	Combined Guarantor Group and Predecessor Entities		Guarantor Group	Combined Guarantor Group and Predecessor Entities
Net revenues	$169,652	$165,722	2.4%	$341,172	$324,752	5.1%
Operating income	29,406	12,925	127.5%	61,598	26,117	135.9%

Casino revenues	$119,743	$116,203	3.0%	$243,335	$230,618	5.5%
Casino expenses	48,883	45,698	7.0%	95,319	92,787	2.7%
Margin	59.2%	60.7%		60.8%	59.8%

Food and beverage revenues	$37,105	$34,898	6.3%	72,511	$67,232	7.9%
Food and beverage expenses	22,149	24,448	(9.4)%	46,924	47,119	(0.4)%
Margin	40.3%	29.9%		35.3%	29.9%

Room revenues	$18,514	$16,663	11.1%	$37,105	$32,463	14.3%
Room expenses	6,821	6,411	6.4%	13,879	12,751	8.8%
Margin	63.2%	61.5%		62.6%	60.7%

Other revenues	$9,459	$9,519	(0.6)%	$17,068	$17,051	0.1%
Other expenses	3,219	3,684	(12.6)%	5,689	6,316	(9.9)%

Selling, general and administrative expenses	$35,150	$36,801	(4.5)%	$70,048	$70,243	(0.3)%
Percent of net revenues	20.7%	22.2%		20.5%	21.6%

Management fee expense	$6,384	$848	n/m	$12,909	$848	n/m
______________________________
n/m = Not meaningful

Casino.    Casino revenues increased 3.0% to $119.7 million for the three months ended June 30, 2012 as compared to combined casino revenues of $116.2 million for the three months ended June 30, 2011, primarily due to increased demand across our properties. The $3.5 million improvement in casino revenues is due to increased casino volume at our properties as a result of our focused marketing efforts, including our Boarding Pass program. Casino expenses increased by 7.0% for the three months ended June 30, 2012 compared to the same period in the prior year, primarily due to the increased casino volume at our properties.

Casino revenues increased 5.5% to $243.3 million for the six months ended June 30, 2012 as compared to combined casino revenues of $230.6 million for the six months ended June 30, 2011. The $12.7 million improvement in casino revenues is due to the factor discussed above for the quarterly period. Casino expenses increased by 2.7% for the six months ended June 30, 2012 compared to the same period in the prior year, primarily due to the increased casino volume at our properties.
Food and Beverage.     Food and beverage revenues increased 6.3% for the three months ended June 30, 2012 as compared the combined food and beverage revenues for the prior year period. The average guest check increased 2.0% and the number of restaurant guests served increased 3.9% for the three months ended June 30, 2012 as compared to the prior year period. Food and beverage expenses decreased 9.4% for the three months ended June 30, 2012 as compared to the prior year.
Food and beverage revenues increased 7.9% for the six months ended June 30, 2012 as compared to combined food and beverage revenues for the prior year period. The average guest check increased 2.2% and the number of restaurant guests served increased 4.2% for the six months ended June 30, 2012 as compared to the prior year period. Food and beverage expenses decreased 0.4% for the six months ended June 30, 2012 as compared to the prior year.
During the year ended December 31, 2011, we took over the operations of three previously leased cafés, and the year-over-year increases in food and beverage revenues and the number of restaurant guests served is primarily the result of these café conversions. The year-over-year changes in food and beverage expenses are primarily due to improvements in cost control.
Room.  The following table shows key information about hotel operations (unaudited):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2012	2011		2012	2011
	Guarantor Group	Combined Guarantor Group and Predecessor Entities		Guarantor Group	Combined Guarantor Group and Predecessor Entities
Occupancy	91%	89%	2.2%	90%	87%	3.4%
Average daily rate	$76	$72	5.6%	$78	$72	8.3%
Revenue per available room	$69	$64	7.8%	$70	$63	11.1%

Room revenues increased 11.1% for the three months ended June 30, 2012 compared to the same period in the prior year primarily as a result of improvements in both occupancy levels and ADR. Occupancy improved by 2.2% for the three months ended June 30, 2012 compared to the prior year period. Room expenses increased 6.4% for the three months ended June 30, 2012 compared to the same period in the prior year.

Room revenues increased 14.3% for the six months ended June 30, 2012 compared to the same period in the prior year primarily as a result of improvements in both occupancy levels and ADR. Occupancy improved by 3.4% for the six months ended June 30, 2012 compared to the prior year period. Room expenses increased 8.8% for the six months ended June 30, 2012 compared to the same period in the prior year. The increases in room expenses for the quarter and year-to-date periods are primarily due to costs associated with driving incremental improvements in ADR.
Other.  Other revenues primarily include revenues from gift shops, bowling, entertainment, leased outlets and spas. Other revenues were $9.5 million for the three months ended June 30, 2012 and 2011, respectively compared to $17.1 million for the six months ended June 30, 2012 and 2011, respectively. Other expenses were $3.2 million and $5.7 million, respectively, for the three and six months ended June 30, 2012 compared to $3.7 million and $6.3 million, respectively, for the prior year periods. The decrease in other expenses is primarily due to changes in our entertainment offerings.
Selling, General and Administrative ("SG&A").  SG&A expenses totaled $35.2 million for the three months ended June 30, 2012 as compared to $36.8 million for the prior year period. SG&A expenses totaled $70.0 million for the six months ended June 30, 2012 as compared to $70.2 million for the prior year period. SG&A expenses as a percentage of net revenues decreased by 1.5% and 1.1%, respectively for the three and six months ended June 30, 2012 as compared to the prior year periods.
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
Consolidated
At June 30, 2012, we had $89.0 million in cash and cash equivalents, which is primarily used for the day-to-day operations of our properties. Our restricted cash totaled $2.0 million at June 30, 2012 and December 31, 2011, respectively, primarily representing escrow balances related to the transactions undertaken on the Effective Date (the "Restructuring Transactions").
During the six months ended June 30, 2012, cash flows provided by operating activities totaled $108.8 million, compared to combined cash flows used in operating activities of $2.7 billion for the six months ended June 30, 2011. The $2.8 billion increase in cash provided by operating activities was primarily due to $2.9 billion in cash paid for reorganization items during the prior year period. Other contributors to the improvement in cash flows from operating activities include the increase in our operating income, partially offset by an increase of $7.4 million in cash paid for interest.
During the six months ended June 30, 2012, cash paid for capital expenditures was $27.0 million for maintenance capital and other projects, as compared to the combined capital expenditures of $22.8 million for the six months ended June 30, 2011. We classify items as maintenance capital to differentiate replacement type capital expenditures such as new slot machines from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age.
During the six months ended June 30, 2012, we paid $18.5 million in reimbursable advances for Native American development projects compared to $2.2 million in the prior year period.
During the six months ended June 30, 2012, we paid $62.3 million in net principal payments on our long-term debt, including principal payments of $52.1 million and $8.8 million, respectively, on borrowings under the Propco Credit Agreement and the GVR Credit Agreements. During the period January 1, 2011 through June 16, 2011, Predecessors paid $1.5 million in principal payments on their debt, including $0.6 million in quarterly payments on STN's term loan and $0.9 million for other debt. At June 30, 2012, our borrowing availability was $53.5 million under the Propco Credit Agreement, $10.8 million under the Opco Credit Agreement, and $3.0 million under the GVR Credit Agreements.
Our primary cash requirements for the remainder of 2012 are expected to include (i) principal and interest payments on indebtedness, (ii) approximately $48 million for maintenance and other capital expenditures, and (iii) payments related to our existing and potential Native American projects. We believe that cash flows from operations, available borrowings under our Credit Agreements, existing cash balances and the anticipated repayment of approximately $194.2 million of our Native American advances will be adequate to satisfy our anticipated uses of capital for the foreseeable future, and we are continually evaluating our liquidity position and our financing needs. We cannot provide assurance, however, that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.
Guarantor Group
At June 30, 2012, the Guarantor Group had $44.7 million in cash and cash equivalents, which is primarily used for the day-to-day operations of the Guarantor Group's properties. The Guarantor Group's restricted cash was $1.6 million at June 30, 2012, primarily representing escrow balances related to the Restructuring Transactions.
During the six months ended June 30, 2012, cash provided by operating activities of the Guarantor Group totaled $56.2 million. During the six months ended June 30, 2012, cash paid by the Guarantor Group for maintenance capital and other projects was $14.0 million. During the same period, the Guarantor Group paid net principal payments of $52.1 million on borrowings under the Propco Credit Agreement and $0.9 million in principal payments on other debt.
The Guarantor Group's primary cash requirements for the remainder of 2012 are expected to include (i) principal and interest payments on indebtedness, and (ii) approximately $23 million for maintenance and other capital expenditures. We believe that the Guarantor Group's cash flows from operations, available borrowings under the Propco Credit Agreement and existing cash balances will be adequate to satisfy its anticipated uses of capital for the foreseeable future, and we are continually evaluating the Guarantor Group's liquidity position and financing needs. We cannot provide assurance, however, that the Guarantor Group will generate sufficient income and liquidity to meet all of its liquidity requirements or other obligations.
Off-Balance Sheet Arrangements and Contractual Obligations
As of June 30, 2012 we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, including operating leases, employment contracts, long-term stay-on performance agreements and slot conversion purchase commitments. There have been no material changes to the off balance-sheet arrangements or contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011.
Native American Development
Following is a summary of our Native American Development projects, which are more fully described in Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The Federated Indians of Graton Rancheria
We have entered into development and management agreements with the FIGR, a federally recognized Native American tribe. Pursuant to those agreements, we will assist the FIGR in developing, financing and operating a gaming and entertainment project to be located near the City of Rohnert Park in Sonoma County, California.
The management agreement has a term of seven years from the date of opening of the project and Station will receive a management fee equal to 24% of the facility's net income in years 1 through 4 and 27% of the facility's net income in years 5 through 7. Station will also receive a development fee equal to 2% of the cost of the project upon the opening of the project. The NIGC has approved the management agreement for Class II gaming at the planned facility. Class II gaming includes games of chance such as bingo, pull-tabs, tip jars and punch boards (and electronic or computer-aided versions of such games), and non-banked card games. The FIGR and Station always contemplated the approval of Class III gaming, which would permit casino-style gaming, at the planned facility. Class III gaming would require a compact (the “Compact”) signed by the Governor, ratified by the California legislature and approved by the Secretary of the Interior (the "Secretary") and approval by the NIGC of a modification to the existing management agreement permitting Class III, or casino–style, gaming.
Representatives of FIGR and the Governor of the State of California negotiated the Compact and Governor Brown executed the Compact on March 27, 2012. The Compact provides for the FIGR to operate up to 3,000 slot machines at the proposed project in return for sharing 15% of the net proceeds with the State of California, Sonoma County, the City of Rohnert Park and other Native American tribes, which includes payments due to local authorities under any memorandum of understanding. Assembly Bill 517 (as amended), the legislation necessary to ratify the Compact, was introduced in the California legislature on April 19, 2012. On May 7, 2012, the California Senate passed A.B. 517 and on May 10, 2012, the California Assembly passed A.B. 517. The Compact was submitted to the DOI for consideration by the Secretary on May 21, 2012. The Compact was deemed approved by the Secretary and became effective when it was published in the Federal Register on July 11, 2012. On August 1, 2012, the Chairwoman of the NIGC approved the Amended and Restated Gaming Management Agreement between the FIGR and Station, thereby permitting us to manage all Class II and Class III gaming to be operated at the facility.
We have agreed to provide certain advances for the development of the project, including, but not limited to, monthly payments to the FIGR, professional fees, consulting services, mitigation costs and design and pre-construction services fees. Third-party financing for the project was priced on August 14, 2012 and is expected to close on August 22, 2012, however there can be no assurance that the financing will close on that date or at all. The Company and STN have advanced approximately $171.5 million toward the development of the project through June 30, 2012, primarily to complete the environmental impact study and secure real estate for the project, and the carrying value of these advances is included in Native American development costs on our consolidated balance sheet. STN began capitalizing expenditures toward the project in 2003. Advances currently bear interest at a rate equal to our weighted cost of capital and, as of June 30, 2012, such advances had accrued $76.5 million of interest. Advances from the Company and STN are expected to be repaid from the proceeds of the third–party financing or from the FIGR's gaming revenues. We expect that $194.2 million of the amount due from the FIGR may be paid from the proceeds of the third-party financing that the FIGR expects to obtain, but there can be no assurance that the advances will be repaid from such proceeds or at all.
During 2010, the BIA accepted approximately 254 acres of land owned by Station into trust on behalf of the FIGR for the development of the project by Station and the FIGR. Construction of the casino commenced in June 2012 and we expect that the casino will commence operations by the end of 2012. There can be no assurance, however, that the project will be constructed and opened within this time frame.
We have evaluated the likelihood that the FIGR project will be successfully completed and opened, and have concluded that at June 30, 2012, the likelihood of successful completion is in the range of 95% to 100%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including the status of required regulatory approvals, and the progress being made toward the achievement of all milestones and the likelihood of successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that such changes will not be material. In addition, there can be no assurance that we will recover all of our investment in the project even if it is successfully completed and opened for business.
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
We have evaluated the likelihood that the Mono project will be successfully completed and opened, and have concluded that at June 30, 2012, the likelihood of successful completion is in the range of 60% to 70%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that we will recover all of our investment in the project even if it is successfully completed and opened for business.
Land Held for Development
As of June 30, 2012, our land held for development consisted primarily of 11 sites that are owned or leased, including sites in the Las Vegas valley, northern California, and Reno, Nevada, which could be used for new casino development or other associated development. Our decision whether to proceed with any new gaming development is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations, many of which are beyond our control.
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

In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food purchased for use in complimentary meals provided to patrons is not subject to Nevada use tax. The Company has filed refunds for the periods from March 2000 through February 2008, and began claiming this exemption on its sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision. The amount subject to these refunds is approximately $15.6 million plus interest. The Department of Taxation subsequently audited the Company, denied our refund claim and issued a sales tax assessment on the cost of food used in complimentary meals and employee meals for the period March 2000 through February 2008. On July 9, 2012, a Nevada Administrative Law Judge concluded that the State's sales tax assessment for Station's complimentary and employee meals for the period March 2000 through February 2008 will be allowed, but only to the extent of use tax previously paid for these meals. The Company has appealed the decision. In the accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011, the Company has not recorded a refund receivable for the previously paid use tax.

The Department of Taxation has issued a regulation that as of February 15, 2012, complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. On June 25, 2012 the Nevada Tax Commission adopted the Department of Taxation's regulation. The Department of Taxation has issued guidance delaying the payment of this sales tax until the earlier of (1) approval of the regulation by the Legislative Commission, (2) affirmation by the Nevada Supreme Court, (3) the effective date of relevant legislation or (4) June 30, 2013. As of June 30, 2012, the Company has accrued a liability for the estimated amount of sales tax on complimentary food and employee meals for the period February 15, 2012 through June 30, 2012.

We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law, regulations or compact provisions. Such changes, if adopted, could have a material adverse effect on our operating results.
Description of Certain Indebtedness
A description of the Company's indebtedness is included in Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Capital Stock
The Company has two classes of membership interests: (1) Voting Units and (2) Non-Voting Units. On the Effective Date, 100 Voting Units were issued to Station Voteco representing 100% of the Company's outstanding Voting Units and 100 Non-Voting Units were issued to Station Holdco representing 100% of the Company's outstanding Non-Voting Units. Station

Voteco is the only member of the Company entitled to vote on any matters to be voted on by the members of the Company. Station Holdco, as the holder of the Company's issued and outstanding Non-Voting Units, will not be entitled to vote on any matters to be voted on by the members of the Company, but will be the only member of the Company entitled to receive distributions as determined by the Company's Board of Managers out of funds legally available therefor and in the event of liquidation, dissolution or winding up of the Company, is entitled to all of the Company's assets remaining after payment of liabilities.
Derivative Instruments
We have entered into various interest rate swaps to manage our exposure to interest rate risk. At June 30, 2012 we have three floating-to-fixed interest rate swaps with notional amounts totaling $1.3 billion which mature in 2015. These interest rate swaps effectively convert a portion of our variable-rate debt to a fixed rate, and we have designated them as cash flow hedging instruments for accounting purposes. As of June 30, 2012, we paid a weighted-average fixed interest rate of 1.43% and received a weighted-average variable interest rate of 0.46%.
The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. For the three and six months ended June 30, 2012, the swaps increased our interest expense by $3.2 million and $6.3 million, respectively.
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
At June 30, 2012, $1.72 billion of the borrowings under our Credit Agreements is based on LIBOR plus applicable margins of 1.80% to 8.50%, and the LIBOR rate underlying our LIBOR-based borrowings was 0.25%. The remainder of the borrowings under our Credit Agreements is based on the Base Rate (as defined in the Credit Agreements), which ranged from 5.25% to 7.00% at June 30, 2012. The weighted-average interest rates for variable-rate debt shown in the following table are calculated using the rates in effect as of June 30, 2012. We cannot predict the LIBOR or Base Rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings as of June 30, 2012, an assumed 1% change in variable rates would cause our annual interest cost to change by approximately $4.0 million, after giving effect to our interest rate hedges which are further described below. The estimated fair value of our long-term debt at June 30, 2012 is $2.1 billion.

The following table shows information about future maturities of our long-term debt and the weighted-average stated interest rates in effect at June 30, 2012 (dollars in thousands, unaudited):

	Current Portion as of June 30,
	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt:
Fixed-rate (a)	$2,150	$2,400	$2,567	$2,720	$627,830	$32,594	$670,261
Weighted-average interest rate	4.36%	4.33%	4.33%	4.34%	3.65%	3.77%	3.67%

Variable-rate	$11,650	$11,650	$14,305	$14,305	$1,707,155	$—	$1,759,065
Weighted-average interest rate	4.55%	4.55%	4.32%	4.32%	4.34%	—%	4.34%
____________________________________
(a) Includes increasing-rate Senior Notes

We are also exposed to interest rate risk related to our interest rate swap agreements which we use to hedge a portion of our variable-rate debt. As of June 30, 2012, we have three variable-to-fixed interest rate swaps which effectively hedge a portion of the interest rate risk on borrowings under our Credit Agreements. Our interest rate swaps are matched with specific debt obligations, are designated as cash flow hedges, and qualify for hedge accounting. We do not use derivative financial instruments for trading or speculative purposes. Interest differentials resulting from interest rate swap agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate movements also affect the fair value of these interest rate swaps, which is reflected in other long-term liabilities in our condensed consolidated balance sheet. Fair value is estimated based upon current interest rates, and predictions of future interest rate levels along a yield curve, the remaining duration of the instruments, and other market conditions; therefore, fair value is subject to significant estimation and a high degree of variability between periods; however, to the extent that the interest rate swaps are effective in hedging the designated risk, the changes in the fair value of these interest rate swaps are deferred in other comprehensive income on our condensed consolidated balance sheet. Certain future events, including prepayment, refinancing or acceleration of the hedged debt, could cause all or a portion of these hedges to become ineffective, in which case the changes in the fair value of the ineffective portion of the interest rate swaps would be recognized in the statement of operations in the period of change. In addition, we are exposed to credit risk should our counterparties fail to perform under the terms of the interest rate swap agreements, however, we seek to minimize our exposure to this risk by entering into interest rate swap agreements with highly rated counterparties, and we do not believe we are exposed to significant credit risk as of June 30, 2012.

The following table provides information about our interest rate swaps at June 30, 2012 (dollars in thousands, unaudited):

	Contractual Maturity Date Years Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Interest rate swaps:
Notional amount	$22,109	$48,858	$55,070	$1,170,697	$—	$—	$1,296,734
Weighted-average interest rate payable (a)	1.43%	1.42%	1.42%	1.42%	—%	—%	1.43%
Weighted-average variable interest rate receivable (b)	0.46%	0.46%	0.45%	0.45%	—%	—%	0.46%
____________________________________

(a)	Based on actual fixed rates payable.

(b)	Based on actual variable rates receivable at June 30, 2012.
Additional information about our Credit Agreements and interest rate swap agreements is included in Notes 5 and 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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

STATION CASINOS LLC, Registrant

DATE:	August 14, 2012	/s/ MARC J. FALCONE
Marc J. Falcone Executive Vice President and Chief Financial Officer (Principal Financial Officer)