Form 10-Q
period 2012-09-30
Station Casinos LLC
filed 2012-11-14
CIK 1503579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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
As of October 31, 2012, 100 shares of the registrant's voting units were outstanding and 100 shares of the registrant's non-voting units were outstanding.

STATION CASINOS LLC
INDEX

Part I.	Financial Information	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets—September 30, 2012 (unaudited) and December 31, 2011	4
	Condensed Consolidated Statements of Operations — three months ended September 30, 2012 and 2011, nine months ended September 30, 2012, period from June 17, 2011 through September 30, 2011 (Successor) (unaudited) and period from January 1, 2011 through June 16, 2011 (Predecessors)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) — three months ended September 30, 2012 and 2011, nine months ended September 30, 2012, period from June 17, 2011 through September 2011 (Successor) (unaudited) and period from January 1, 2011 through June 16, 2011 (Predecessors)	7
	Condensed Consolidated Statements of Cash Flows—nine months ended September 30, 2012, period from June 17, 2011 through September 30, 2011(Successor) (unaudited) and period from January 1, 2011 through June 16, 2011 (Predecessors)	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	54
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	72
Item 4.	Controls and Procedures	73
Part II.	Other Information	73
Item 1.	Legal Proceedings	74
Item 1A.	Risk Factors	74
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 3.	Defaults Upon Senior Securities	74
Item 4.	Mine Safety Disclosures	74
Item 5.	Other Information	74
Item 6.	Exhibits	75
Signature		76

Part I. Financial Information
Item 1.    Financial Statements

STATION CASINOS LLC CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except units data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (includes Cash and cash equivalents of consolidated variable interest entity of $53 and $12, respectively)	$125,559	$95,821
Restricted cash	1,982	2,005
Receivables, net (includes Receivables, net, of consolidated variable interest entity of $2,481 and $2,863, respectively)	27,589	27,446
Inventories	7,928	9,144
Prepaid gaming tax	20,910	18,180
Prepaid expenses and other current assets	9,915	11,701
Total current assets	193,883	164,297
Property and equipment, net	2,210,126	2,246,065
Goodwill	195,132	195,132
Intangible assets, net (includes Intangible assets, net, of consolidated variable interest entity of $54,853 and $62,503, respectively)	204,050	214,092
Land held for development	220,105	227,857
Investments in joint ventures	10,054	10,157
Native American development costs	2,896	70,516
Other assets, net (includes Other assets, net, of consolidated variable interest entity of $0 and $282, respectively)	47,508	50,233
Total assets	$3,083,754	$3,178,349
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Current portion of long-term debt (includes Current portion of long-term debt of consolidated variable interest entity of $0, and $38, respectively)	$17,467	$16,380
Accounts payable	17,388	17,240
Accrued interest payable	10,553	2,858
Accrued expenses and other current liabilities (includes Accrued expenses and other current liabilities of consolidated variable interest entity of $664 and $402, respectively)	102,945	92,162
Total current liabilities	148,353	128,640
Long-term debt, less current portion (includes Long-term debt, less current portion, of consolidated variable interest entity of $0 and $244, respectively)	2,051,069	2,178,847
Deficit investments in joint ventures	2,370	2,318
Other long-term liabilities, net	33,183	26,068
Total liabilities	2,234,975	2,335,873
Commitments and contingencies (Note 13)
Members' equity:
Voting units; 100 units issued and outstanding	—	—
Non-voting units; 100 units issued and outstanding	—	—
Additional paid-in capital	837,632	844,924
Accumulated other comprehensive loss	(28,355)	(20,154)
Accumulated deficit	—	(25,093)
Total Station Casinos LLC members' equity	809,277	799,677
Noncontrolling interest	39,502	42,799
Total members' equity	848,779	842,476
Total liabilities and members' equity	$3,083,754	$3,178,349
The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands)

	Successor				Predecessors
	Station Casinos LLC				Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Period From June 17, 2011 Through September 30, 2011	Period From January 1, 2011 Through June 16, 2011
	(unaudited)
Operating revenues:
Casino	$212,406	$203,176	$664,856	$232,424	$339,703	$59,100
Food and beverage	56,603	53,395	180,063	62,562	85,436	19,484
Room	25,829	25,121	81,897	29,298	36,326	9,753
Other	18,130	18,068	53,271	21,762	28,072	4,205
Management fees	6,829	5,731	22,007	6,693	10,765	—
Gross revenues	319,797	305,491	1,002,094	352,739	500,302	92,542
Promotional allowances	(24,069)	(23,093)	(75,873)	(26,792)	(35,605)	(8,490)
Net revenues	295,728	282,398	926,221	325,947	464,697	84,052
Operating costs and expenses:
Casino	87,243	80,592	265,054	92,601	136,037	23,574
Food and beverage	39,911	39,463	120,649	46,023	60,717	12,407
Room	10,874	10,252	32,592	11,928	15,537	3,064
Other	7,909	7,749	20,578	9,278	10,822	2,125
Selling, general and administrative	76,571	72,505	217,774	83,543	110,300	18,207
Corporate	—	—	—	—	15,818	—
Development and preopening	41	356	171	484	1,752	—
Depreciation and amortization	31,999	34,522	94,301	38,519	61,162	9,512
Management fee expense	10,121	9,638	33,338	11,098	—	3,112
Impairment of other assets	10,066	—	10,066	—	—	—
Write-downs and other charges, net	6,626	881	7,825	897	3,953	104
	281,361	255,958	802,348	294,371	416,098	72,105
Operating income	14,367	26,440	123,873	31,576	48,599	11,947
Earnings (losses) from joint ventures	352	290	1,302	332	(945)	—
Gain on dissolution of joint venture	—	—	—	—	250	—
Operating income and earnings (losses) from joint ventures	14,719	26,730	125,175	31,908	47,904	11,947

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (amounts in thousands)

	Successor				Predecessors
	Station Casinos LLC				Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Period From June 17, 2011 Through September 30, 2011	Period From January 1, 2011 Through June 16, 2011
	(unaudited)
Other (expense) income:
Interest expense, net	(52,439)	(45,100)	(144,763)	(51,721)	(43,294)	(20,582)
Loss on extinguishment of debt	(51,794)	—	(51,794)	—	—	—
Gain on Native American development	102,816	—	102,816	—	—	—
Interest and other expense from joint ventures	—	—	—	—	(15,452)	—
Change in fair value of derivative instruments	(800)	—	(800)	—	397	—
	(2,217)	(45,100)	(94,541)	(51,721)	(58,349)	(20,582)
Income (loss) before income taxes and reorganization items	12,502	(18,370)	30,634	(19,813)	(10,445)	(8,635)
Reorganization items, net	—	—	—	—	3,259,995	634,999
Income (loss) before income taxes	12,502	(18,370)	30,634	(19,813)	3,249,550	626,364
Income tax benefit	—	—	—	—	107,924	—
Net income (loss)	12,502	(18,370)	30,634	(19,813)	3,357,474	626,364
Less: net income attributable to noncontrolling interest	1,349	794	5,106	1,098	24,321	—
Net income (loss) attributable to Station Casinos LLC members / Station Casinos, Inc. stockholders / Green Valley Ranch Gaming, LLC members	$11,153	$(19,164)	$25,528	$(20,911)	$3,333,153	$626,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (amounts in thousands)

	Successor				Predecessors
	Station Casinos LLC				Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Period From June 17, 2011 Through September 30, 2011	Period From January 1, 2011 Through June 16, 2011
	(unaudited)

Net income (loss)	$12,502	$(18,370)	$30,634	$(19,813)	$3,357,474	$626,364
Other comprehensive income (loss):
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(5,705)	(23,130)	(18,626)	(23,130)	—	—
Less: Reclassification of unrealized losses on interest rate swaps into operations	3,930	2,262	10,225	2,262	—	—
Unrealized loss on interest rate swaps, net	(1,775)	(20,868)	(8,401)	(20,868)	—	—
Unrealized gain (loss) on available-for-sale securities (a)	86	(146)	200	(120)	25	—
Amortization of unrecognized pension and postretirement benefit plan liabilities (a)	—	—	—	—	(19)	—
Comprehensive income (loss)	10,813	(39,384)	22,433	(40,801)	3,357,480	626,364
Less: comprehensive income attributable to noncontrolling interests	1,349	794	5,106	1,098	24,321	—
Comprehensive income (loss) attributable to Station Casinos LLC members / Station Casinos, Inc. stockholders / Green Valley Ranch Gaming, LLC members	$9,464	$(40,178)	$17,327	$(41,899)	$3,333,159	$626,364
_________________________________________
(a) Amounts for Station Casinos, Inc. are net of tax

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)

	Successor		Predecessors
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Nine Months Ended September 30, 2012	Period From June 17, 2011 Through September 30, 2011	Period From January 1, 2011 Through June 16, 2011
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$30,634	$(19,813)	$3,357,474	$626,364
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	94,301	38,519	61,162	9,512
Change in fair value of derivative instruments	800	—	(397)	—
Write downs and other charges, net	101	685	3,453	104
Impairment of other assets	10,066	—	—	—
Amortization of debt discount and debt issuance costs	55,733	20,499	196	327
Interest—paid in kind	3,054	1,135	—	—
Share-based compensation	1,380	—	6,224	—
(Earnings) losses from joint ventures	(1,302)	(332)	16,397	—
Distributions from joint ventures	1,307	—	—	—
Gain on dissolution of joint venture	—	—	(250)	—
Gain on Native American development	(102,816)	—	—	—
Loss on extinguishment of debt	51,794	—	—	—
Reorganization items	—	—	(3,259,995)	(634,999)
Changes in assets and liabilities:
Restricted cash	23	12,331	(10,956)	1,600
Receivables, net	(143)	4,449	13,904	(64)
Inventories and prepaid expenses	272	(9,035)	13,372	1,118
Deferred income tax	—	—	(114,978)	—
Accounts payable	148	(21,755)	23,021	1,562
Accrued interest payable	7,695	6,254	6,469	11,969
Accrued expenses and other current liabilities	5,593	(10,118)	18,420	(8,308)
Due to Station Casinos, Inc.	—	—	—	3,716
Other, net	1,358	(1,791)	32,611	133
Net cash provided by operating activities before reorganization items	159,998	21,028	166,127	13,034
Net cash used for reorganization items	—	—	(2,571,267)	(325,539)
Net cash provided by (used in) operating activities	159,998	21,028	(2,405,140)	(312,505)

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (amounts in thousands)

	Successor		Predecessors
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Nine Months Ended September 30, 2012	Period From June 17, 2011 Through September 30, 2011	Period From January 1, 2011 Through June 16, 2011
	(unaudited)
Cash flows from investing activities:
Capital expenditures, net of construction payables	(46,355)	(15,459)	(15,098)	(1,418)
Proceeds from sale of property and equipment	843	222	200	—
Distributions in excess of earnings from joint ventures	150	338	2,042	—
Proceeds from repayment of Native American development costs	195,779	10,000	—	—
Native American development costs	(19,523)	(2,340)	(2,231)	—
Other, net	(4,736)	(1,275)	(3,554)	—
Net cash provided by (used in) investing activities	126,158	(8,514)	(18,641)	(1,418)
Cash flows from financing activities:
Proceeds from issuance of voting and non-voting units	—	—	279,000	—
Borrowings under Successor credit agreements with original maturity dates greater than three months	599,688	—	2,095,704	310,000
(Borrowings) payments under Successor credit agreements with original maturities of three months or less, net	(16,200)	12,900	—	—
Payments under Successor credit agreements with original maturities greater than three months	(794,504)	(43,902)	—	—
Payments under STN Term Loan with original maturities greater than three months	—	—	(625)	—
Cash paid for early extinguishment of debt	(9,880)	—	—	—
Distributions to members and noncontrolling interests	(17,510)	—	—	—
Debt issuance costs	(16,272)	(422)	(1,619)	(19,070)
Payments on other debt	(1,740)	(1,525)	(886)	—
Net cash (used in) provided by financing activities	(256,418)	(32,949)	2,371,574	290,930
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	29,738	(20,435)	(52,207)	(22,993)
Balance, beginning of period	95,821	113,150	165,357	40,603
Balance, end of period	$125,559	$92,715	$113,150	$17,610
Supplemental cash flow disclosures:
Cash paid for interest, net of $3,678, $926, $2,939 and $0 capitalized, respectively	$75,154	$22,785	$35,595	$8,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation
Station Casinos LLC, a Nevada limited liability company (the “Company,” “Station,” or “Successor”), is a gaming and entertainment company that owns and operates nine major hotel/casino properties and eight smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. The Company also manages a casino in southwestern Michigan for a Native American tribe. Station was formed on August 9, 2010 to acquire substantially all of the assets of:

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
The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Company's Annual Report on Form 10–K for the year ended December 31, 2011.
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
The accompanying condensed consolidated financial statements for the Predecessors were prepared in accordance with ASC Topic 852 which provides accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code. ASC Topic 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Case distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As a result, revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business, including fresh–start adjustments, debt discharge and other effects of the Plans, were reported separately as reorganization items in the condensed consolidated statements of operations of Predecessors. ASC Topic 852 also requires that cash used for reorganization items be disclosed separately in the statement of cash flows. STN and GVR Predecessor adopted ASC Topic 852 on July 28, 2009 and April 12, 2011, respectively, and have segregated those items as outlined above for all reporting periods subsequent to the respective petition dates.
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
For the Company and STN Predecessor, the third party holdings of equity interests are referred to as noncontrolling interests. The portion of net income attributable to noncontrolling interests is presented separately on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income, and the portion of members' equity attributable to noncontrolling interests is presented separately on the condensed consolidated balance sheets.
Significant Accounting Policies
Share-Based Compensation
The Company accounts for share-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, which requires share-based compensation expense to be measured at the grant date based on the fair value of the award and recognized over the requisite service period. The Company uses the straight-line method to recognize compensation expense for share-based awards with graded vesting. See Note 9 for additional information about share-based compensation.
A description of the Company's other significant accounting policies can be found in Item 7 of its Annual Report on Form 10–K for the year ended December 31, 2011.
Recently Issued Accounting Standards
In July 2012, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, ("ASU 2012-02"). ASU 2012-02 amends the guidance in Accounting Standards Codification 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The adoption of this standard will not have a material effect on the Company's financial position or results of operations.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2012, the FASB issued Accounting Standards Update 2012-03, Technical Amendments and Corrections to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22, ("ASU 2012-03"). ASU 2012-03 amends various SEC paragraphs: (a) pursuant to the issuance of Staff Accounting Bulletin No. 114; (b) pursuant to the issuance of the SEC’s Final Rule, “Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification,” Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and (c) related to ASU 2010-22, Accounting for Various Topics. The Company adopted ASU 2012-03 on the issuance date, and the adoption did not have a material effect on the Company's financial position or results of operations.
In October 2012, the FASB issued Accounting Standards Update 2012-04, Technical Corrections and Improvements, ("ASU 2012-04"). ASU 2012-04 clarifies the FASB Accounting Standards Codification (the "Codification") or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. Amendments to the Codification without transition guidance are effective upon issuance. Amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Company adopted the amendments without transition guidance on the issuance date, and the adoption did not have a material effect on the Company's financial position or results of operations. The Company will adopt the amendments with transition guidance on January 1, 2013, and the adoption is not expected to have a material effect on the Company's financial position or results of operations.
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
2.        Goodwill and Other Intangible Assets
The following table presents information about the carrying value of goodwill (amounts in thousands):

	Successor		Predecessor
	Station Casinos LLC		Station Casinos, Inc.
	Nine Months Ended September 30, 2012	Period From June 17, 2011 Through September 30, 2011	Period From January 1, 2011 Through June 16, 2011
	(unaudited)
Balance at beginning of the period:
Goodwill	$195,132	$195,132	$2,986,993
Accumulated impairment losses	—	—	(2,862,680)
Goodwill, net of accumulated impairment losses	195,132	195,132	124,313
Changes in carrying amount during the period:
Elimination of Predecessors' goodwill in fresh‑start reporting	—	—	(124,313)
	—	—	(124,313)
Balance at end of the period:
Goodwill	195,132	195,132	—
Accumulated impairment losses	—	—	—
Goodwill, net of accumulated impairment losses	$195,132	$195,132	$—
There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2012 or the period from June 17, 2011 through September 30, 2011, respectively. The goodwill of STN was eliminated in accordance with the accounting guidance for fresh‑start reporting during the period from January 1, 2011 through June 16, 2011.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's intangible assets, net as of September 30, 2012 and December 31, 2011 consist of the following (amounts in thousands):

	Station Casinos LLC
	September 30, 2012
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	345	—	345
Customer relationships	15	22,800	(1,959)	20,841
Management contracts	7-20	115,000	(13,282)	101,718
Beneficial leases	2-10	3,990	(941)	3,049
Other	1-2	2,050	(1,153)	897
		$221,385	$(17,335)	$204,050

	Station Casinos LLC
	December 31, 2011
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	300	—	300
Customer relationships	15	22,800	(819)	21,981
Management contracts	7-20	115,000	(5,554)	109,446
Beneficial leases	2-10	3,990	(393)	3,597
Other	1-2	2,050	(482)	1,568
		$221,340	$(7,248)	$214,092

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

	Successor				Predecessors
	Station Casinos LLC				Station Casinos, Inc.
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Period From June 17, 2011 Through September 30, 2011	Period From January 1, 2011 Through June 16, 2011
(unaudited)
Aggregate amortization expense	$3,362	$3,647	$10,087	$3,885	$1,599

Estimated annual amortization expense for intangible assets for the years ended December 31, 2012, 2013, 2014, 2015, and 2016 is anticipated to be approximately $13.4 million, $13.0 million, $18.3 million, $18.3 million, and $18.3 million respectively.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Investments in Joint Ventures
The Company has four investments in 50% owned joint ventures in Las Vegas, Nevada, which are accounted for under the equity method. Under the equity method, original investments are initially recorded at cost and are adjusted by the investor's share of earnings, losses and distributions of the joint ventures. The carrying value of one of the equity method investments has been reduced below zero, resulting in a deficit investment balance, because the Company is committed to provide further financial support for the investee.
Successor
The Company holds 50% equity investments in each of Barley's Casino & Brewing Company ("Barley's"), The Greens Gaming and Dining ("The Greens") and Wildfire Lanes and Casino ("Wildfire Lanes"), which are managed by the Company on behalf of the joint ventures. The Company also owns a 50% investment in Losee Elkhorn Properties, LLC which owns undeveloped land in North Las Vegas. These investments are not, in the aggregate, material in relation to the Company's financial position or results of operations. Operating earnings from joint ventures is shown as a separate line item after operating income on the Company's condensed consolidated statements of operations.
Predecessor
In addition to the equity investments noted above, Predecessor had 50% investments in Green Valley Ranch Gaming, LLC and Aliante Gaming, LLC, and a small investment in a joint venture that owned the Palms Casino Resort in Las Vegas, Nevada. The following table identifies Predecessor's total equity earnings (loss) from joint ventures (amounts in thousands):

Predecessor
Station Casinos, Inc.
Period From January 1, 2011 Through June 16, 2011

Operating loss from joint ventures	$(945)
Interest and other expense from joint ventures	(15,452)
Net loss from joint ventures	$(16,397)
For the Predecessor Period, interest and other expense from joint ventures includes Predecessor's 50% interest in the mark–to–market valuation of certain joint ventures' interest rate swaps that were not designated as hedging instruments for accounting purposes.

The following table summarizes the results of operations for Predecessor's joint ventures (amounts in thousands):

Predecessor
Station Casinos, Inc.
Period From January 1, 2011 Through June 16, 2011

Net revenues	$194,554
Operating costs and expenses	177,685
Operating income	16,869
Interest and other expense, net	(70,858)
Net loss	$(53,989)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Native American Development

Following is information about the Company's Native American development projects, including historical information about the development activities of STN prior to the Effective Date.

The Federated Indians of Graton Rancheria
On April 22, 2003, STN entered into development and management agreements with the Federated Indians of Graton Rancheria ("FIGR"), a federally recognized Native American tribe. Pursuant to those agreements, the Company is assisting the FIGR in developing a gaming and entertainment project located in Sonoma County, California, and will assist the FIGR in operating the project upon completion. The FIGR selected STN to assist in designing, developing and financing its project, and upon opening, the Company will manage the facility on behalf of the FIGR. As currently contemplated, the project will have a total of approximately 320,000 square feet of space, of which approximately 150,000 square feet will be casino, and the remainder of which will be non–casino space, which will include multiple bars, a food court and various dining options. Construction of the casino commenced in June 2012 and the Company expects that the project will commence operations in the fourth quarter of 2013. There can be no assurance, however, that the project will be constructed and opened within this time frame.
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
Under the terms of the development agreement, the Company assisted the FIGR in obtaining third–party financing totaling $850 million for the project, which closed on August 22, 2012. The Company and STN had advanced $172.3 million to the FIGR through August 22, 2012 for the development of the project, including, but not limited to, real estate acquisition costs, monthly payments to the FIGR, professional fees, consulting services, mitigation costs and design and pre-construction services fees. On August 22, 2012, the Company received a partial repayment of $194.2 million from the FIGR and recognized a gain of $102.8 million representing the difference between the carrying value of the project and the payment received. The gain resulted from the adjustment of the carrying value of the project to fair value upon the Company's adoption of fresh-start reporting at June 17, 2011, and the Company's deferral of its return on the advances until the carrying value had been recovered. The Company has no ongoing contractual obligation related to the amount collected, and the amount collected is nonrefundable. At September 30, 2012, remaining outstanding advances total $55.7 million, which will be recognized in income as collected. Effective August 22, 2012, the advances bear interest at the rate of 11.625%. Interest is payable in-kind during the construction period and will be payable in cash beginning in the first full quarter after the project opens. The Company expects that the remaining advances and accrued interest will be repaid from operations of the project. Such repayment is subordinate to the terms of the FIGR's third–party financing. STN paid approximately $2.0 million in payments related to the achievement of certain milestones, which were expensed as incurred, and the Company has no further commitments to pay milestone payments on this project.
Upon termination or expiration of the management and development agreements, the FIGR will continue to be obligated to repay unpaid principal and interest on the advances from the Company and STN, as well as certain other amounts that may be due, such as management fees. Amounts due to the Company under the development and management agreements are subordinate to the obligations of the FIGR under its third–party financing. The development and management agreements contain waivers of the FIGR's sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling arbitration and other remedies.
In May 2008, the Department of Interior ("DOI") determined that approximately 254 acres of land (the "Site") just west of the Rohnert Park city limits in Sonoma County, California which had been acquired for the project would be taken into trust. The Site, which is approximately one–quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco, is easily accessible via Wilfred Avenue and Business Park Drive, and will have multiple points of ingress and egress. Station owns an additional 34 acres adjacent to the project Site, which are being held for future development by the Company.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the “Determination”) to take the Site into trust for the benefit of the FIGR. The publication commenced a 30-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, the Stop The Casino 101 Coalition and certain individuals filed a complaint (the “Complaint”) in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint sought judicial review of the Determination. On April 21, 2009, the DOI and FIGR's motions to dismiss were granted. On June 8, 2009, the plaintiffs filed an appeal (the “Appeal”) in the United States Court of Appeals for the Ninth Circuit (the “Court of Appeals”), and the DOI agreed to voluntarily stay the taking of the Site into trust pending resolution of the Appeal. On June 3, 2010, the Court of Appeals affirmed the district court's dismissal of the Complaint. On July 19, 2010, the plaintiffs filed a petition for rehearing en banc. The Court of Appeals denied plaintiffs' petition on August 11, 2010.
On October 1, 2010, the Bureau of Indian Affairs of the U.S. Department of the Interior (the “BIA”) accepted the Site into trust on behalf of the FIGR for the development of the project.
On October 1, 2010, the National Indian Gaming Commission (the "NIGC") informed STN and the FIGR that the NIGC approved the management agreement by and between the FIGR and STN for Class II gaming at the planned gaming and entertainment facility. Class II gaming includes games of chance such as bingo, pull-tabs, tip jars and punch boards (and electronic or computer–aided versions of such games), and non-banked card games. A banked game is one in which players compete against the licensed gaming establishment rather than against one another. The FIGR and the Company always contemplated the approval of Class III gaming, which would permit casino–style gaming at the planned facility, including banked table games, such as blackjack, craps and pai gow, and gaming machines such as slots, video poker, lotteries and pari-mutuel wagering. Pari–mutuel wagering is a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers. In order to conduct Class III gaming, the FIGR was required to enter into a compact signed by the Governor of California, ratified by the California legislature and approved by the Secretary of the Interior (the "Secretary") and receive approval from the NIGC of a modification to the existing management agreement permitting Class III, or casino-style, gaming.
Representatives of the FIGR and the Governor negotiated a Class III gaming compact (the "FIGR Compact") and Governor Brown executed the Compact on March 27, 2012. The FIGR Compact provides for the FIGR to operate up to 3,000 slot machines at the proposed project in return for sharing up to 15% of the net proceeds with the State of California, Sonoma County, the City of Rohnert Park and other Native American tribes, which includes payments due to local authorities under any memorandum of understanding. Assembly Bill 517 (as amended), the legislation necessary to ratify the FIGR Compact, was introduced in the California legislature on April 19, 2012. On May 7, 2012, the California Senate passed A.B. 517 and on May 10, 2012, the California Assembly passed A.B. 517. The FIGR Compact was submitted to the DOI for consideration by the Secretary on May 21, 2012. The FIGR Compact was deemed approved by the Secretary and became effective when it was published in the Federal Register on July 11, 2012. On August 1, 2012, the Chairwoman of the NIGC approved the Amended and Restated Gaming Management Agreement between the FIGR and Station, thereby permitting the Company to manage all Class II and Class III gaming to be operated at the facility.
On May 21, 2012, certain plaintiffs filed a lawsuit in Sonoma County Superior Court to invalidate the FIGR Compact and the legislative acts of the California Legislature ratifying the FIGR Compact under Assembly Bill 517, codified at CA Government Code § 12012.56, and to enjoin Governor Jerry Brown from fulfilling the State's obligations under the FIGR Compact.  The lawsuit does not name the FIGR or the Company as a defendant and does not seek any direct relief against any of them.  The plaintiffs subsequently filed an amended complaint on July 31, 2012, adding a second cause of action in which they contested the validity of the mitigation agreement between the FIGR and the City of Rohnert Park, thereby alleging a violation of the FIGR Compact. In this action, plaintiffs argue that the reservation is not Indian lands within the meaning of State or federal law because the State has not ceded its sovereignty over the Site and that therefore the State is prohibited from entering into the FIGR Compact without violating the California Constitution.  On June 14, 2012, the Sonoma County Superior Court (the "Court") rejected plaintiffs' request for a temporary restraining order that would have prevented implementation of the FIGR Compact.  The Court also summarily decided that the facts presented by the plaintiffs did not warrant further briefing or consideration in the context of a preliminary injunction proceeding and noted that he did not see an avenue for the plaintiffs to pursue the case in State court.  The plaintiff's amended complaint is pending before the Sonoma County Superior Court.  Under the FIGR Compact, the FIGR was required to execute agreements with the City of Rohnert Park and Sonoma County providing for, among other things, the timely mitigation of effects that the construction of the casino may have on the environment and local infrastructure.  The plaintiffs allege that the agreement between the FIGR and the City of Rohnert Park is invalid and that the FIGR, consequently, is in breach of the FIGR Compact.  On October 10, 2012, the Court ruled in favor of the State's challenge to the legal sufficiency of plaintiff's second amended complaint, allowing plaintiffs to amend their

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

complaint to join the Secretary of the Interior and the Chairwoman of the National Indian Gaming Commission as compulsory parties to the lawsuit. While the Company believes these claims are without merit, it cannot predict the outcome of the current case.  Additionally, there can be no assurance that the plaintiffs will not bring future claims or appeal the decision of the Superior Court.
The following table outlines the Company's evaluation at September 30, 2012 of each of the critical milestones necessary to complete the FIGR project. Both positive and negative evidence was considered in the evaluation.

As of September 30, 2012
Federally recognized as a tribe by the (BIA)	Yes
Date of recognition	Federal recognition was terminated during the 1950's and restored on December 27, 2000. There is currently no evidence to suggest that recognition might be terminated in the future.
Tribe has possession of or access to usable land upon which the project is to be built	Yes, on October 1, 2010 the DOI accepted approximately 254 acres of land for the project into trust on behalf the FIGR.
Status of obtaining regulatory and governmental approvals:
Tribal–State Compact	The FIGR have entered into a Class III gaming compact with the State of California, which was fully executed on April 27, 2012 and ratified by the California legislature on May 10, 2012.
Approval of gaming compact by DOI	The FIGR Compact was deemed approved by the Department of Interior and became effective when published in the Federal Register on July 11, 2012.
Approval of management agreement by NIGC	Yes; Class II and Class III gaming management agreement has been approved by the NIGC
Date	October 1, 2010; August 1, 2012 (for Amended and Restated Gaming Management Agreement)
DOI accepting usable land into trust on behalf of the tribe	Yes
Date	October 1, 2010
Gaming licenses:
Type	Class II and Class III
Number of gaming devices allowed	The FIGR Compact limits the number of Class III gaming devices to be operated at the facility to 3,000. There is no limitation on the number of Class II gaming devices that the FIGR may operate.
City agreement
The FIGR has entered into a Memorandum of Understanding with the City of Rohnert Park under which the tribe has agreed to pay one–time and recurring mitigation contributions, subject to certain contingencies. Such payments will be included in the 15% of net proceeds payable under the FIGR Compact.

Date of city agreement	October 14, 2003
County and other agreements
The FIGR will enter into a memorandum of understanding with Sonoma County specifically defining the amount the FIGR will pay Sonoma County to mitigate the impacts of the project. Based upon a previous agreement with Sonoma County, the Company believes Sonoma County will enter into an agreement with the FIGR to mitigate certain local impacts of the project. Most mitigation payments will be included in the 15% of net proceeds payable under the FIGR Compact.

The Company has evaluated the likelihood that the FIGR project will be successfully completed and opened, and has concluded that at September 30, 2012, the likelihood of successful completion is in the range of 95% to 100%. The Company's evaluation is based on its consideration of all available positive and negative evidence about the status of the project, including the status of required regulatory approvals, and the progress being made toward the achievement of all milestones and the likelihood of successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change the Company's estimates of the timing, scope, and potential for successful completion or that such changes will not be material. In addition, there can be no assurance that the Company will collect the remaining balance due on its advances for the project even if it is successfully completed and opened for business.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

North Fork Rancheria of Mono Indian Tribe
On December 8, 2003, STN entered into development and management agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. The Company has purchased, for the benefit of the Mono, a 305–acre parcel of land located on Highway 99 north of the city of Madera (the "Site").
As currently contemplated, the project is expected to include approximately 2,000 slot machines and approximately 60 table games and several restaurants. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California legislature of a Class III gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the management agreement by the NIGC.
The Mono entered into memoranda of understanding with the County of Madera, the City of Madera, and the Madera Irrigation District, on August 16, 2004, October 18, 2006, and December 19, 2006, respectively. Under these agreements, the Mono agreed to make monetary contributions to mitigate potential impacts of the project on the community, and also agreed to certain non-monetary covenants. In accordance with these agreements, the tribe has agreed to pay non–recurring mitigation contributions ranging from $13.2 million to $28.2 million and recurring annual mitigation contributions totaling approximately $5.1 million, all of which are subject to CPI adjustments. These contributions are intended to mitigate the impact of the project on law enforcement, public safety, roads and transportation, local land use planning, water conservation and air quality, as well as to provide funding for parks, recreation, economic development, education, behavioral health and certain charitable programs. The Mono's obligation to pay the contributions is contingent upon certain future events including acceptance of the land into trust, commencement of project construction, and for certain contributions, the opening of the project. The Mono also expects to enter into a mitigation agreement with CalTrans for state road improvements.
On April 28, 2008, the Mono and the State of California entered into a tribal-state Class III gaming compact (the “2008 Compact”) permitting casino-style gaming. The 2008 Compact was never ratified by the California legislature.
On August 6, 2010, the BIA published notice in the Federal Register that the environmental impact statement for the Mono's casino and resort project had been finalized and was available for review. On September 1, 2011, the Assistant Secretary of the Interior for Indian Affairs issued his determination that gaming on the Site would be in the best interest of the Mono and would not be detrimental to the surrounding community. In order for the Site to be taken into trust by the DOI for the benefit of the Mono, the Governor of California must concur in the Assistant Secretary's determination. Subsequent to the Governor concurrence, the Assistant Secretary will proceed with a final decision on having the Site taken into trust for gaming purposes. Notice of the trust decision must be published in the Federal Register together with the record of decision finalizing the environmental review process.
On August 31, 2012, the Governor of California concurred with the Assistant Secretary's determination that placing the Site in trust was in the best interest of the Mono and was not detrimental to the surrounding community. On the same day, Governor Brown also signed a new tribal-state Class III gaming compact (the “2012 Compact”) between the State and the Mono. The California legislature must still ratify the 2012 Compact and the DOI must then either approve the Compact or otherwise allow it to become effective by operation of law. Once effective, the 2012 Compact will regulate gaming at the Mono’s proposed gaming project on the Site. The 2012 Compact provides for the Mono to operate up to 2,000 slot machines at the proposed project. No assurances can be provided as to whether the DOI will accept the Site into trust for the benefit of the Mono, whether the California legislature will ratify the 2012 Compact, or whether the Secretary of the Interior will approve the 2012 Compact or otherwise allow it to become effective. Notwithstanding the foregoing, opponents of the project may still seek to exercise their legal remedies to delay or stop the project.
Under the terms of the development agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining third–party financing, the Company will contribute significant financial support to the project. The Company's advances are expected to be repaid from the proceeds of the third–party financing or from the Mono's gaming revenues; however, there can be no assurance that the advances will be repaid. STN began capitalizing reimbursable advances related to this project in 2003. Through September 30, 2012, advances toward the development of the project totaled approximately $18.0 million, primarily to complete the environmental impact study and secure the Site for the project, and the carrying value of these advances is included in Native American development costs on the Company's combined balance sheet. Reimbursable advances to the Mono bear interest at the prime rate plus 1.5%. With the adoption of fresh–start reporting, the carrying value of the advances was adjusted to fair value. In addition, the Company has

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through September 30, 2012, none of these payments had been made.
The management agreement has a term of seven years from the opening of the facility. The Company will receive a management fee of 24% of the facility's net income. The management agreement includes termination provisions whereby either party may terminate the agreement for cause, and the agreement may also be terminated at any time upon agreement of the parties. There is no provision in the management agreement allowing the tribe to buy-out the contract prior to its expiration. The management agreement provides that the Company will train the Mono tribal members such that they may assume responsibility for managing the facility upon the expiration of the agreement.
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
The following table outlines the Company's evaluation at September 30, 2012 of each of the critical milestones necessary to complete the Mono project. Both positive and negative evidence was considered during the evaluation.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2012
Federally recognized as a tribe by the BIA	Yes
Date of recognition	Federal recognition was terminated in 1961 and restored in 1983. There is currently no evidence to suggest that recognition might be terminated in the future.
Tribe has possession of or access to usable land upon which the project is to be built
The Company has acquired usable land for the development of this project on behalf of the Mono. The land has not yet been accepted into trust for the Mono by the DOI. In determining whether land will be taken into trust for the benefit of the Mono, the Company considered the Secretary's determination that gaming on the proposed site is in the best interest of the Mono and would not be detrimental to the surrounding community. The Company also considered that the Governor has concurred with the Secretary's decision concerning taking the land into trust for the benefit of the Mono.

Status of obtaining regulatory and governmental approvals:
Tribal–State Compact
A new compact was negotiated and signed by the Governor of California and the Mono on August 31, 2012. The compact will be submitted to the California legislature for ratification during the 2013 legislative session. The Company believes that the compact will be ratified by the legislature due to the precedent set by the ratification of numerous tribal-state gaming compacts in the past.

Approval of gaming compact by DOI
Approval of the gaming compact by the DOI is expected to occur after the compact has been ratified by the California legislature. The Company believes the DOI will approve the compact because the terms and conditions thereof are consistent with past compacts that have been approved.

Record of decision ("ROD") regarding environment impact published by BIA
The Environmental Impact Statement for the project has not yet been published by the BIA. Based upon the Governor's concurrence in the Secretary's decision, the Company believes that the ROD will be published at the time of the publication of the Notice of Intent to take the land into trust. There is currently no evidence to suggest that a favorable ROD will not be issued. In determining that a favorable ROD will be issued and published, the Company has considered the extensive Environmental Impact Statement that was prepared and the Secretary's determination that gaming on the proposed site is in the best interest of the Mono and is not detrimental to the surrounding community.

BIA accepting usable land into trust on behalf of the tribe
It is anticipated that the land will be accepted into trust by the DOI after the issuance of the ROD. The Company cannot, however, predict when this will occur. There is currently no evidence to indicate that the land will not be accepted into trust. In determining that it is probable that the DOI will accept the land into trust, the Company considered the Secretary's decision concerning gaming on the land and the Governor's concurrence in such decision. The Company has also considered, however, the opposition to the project by other tribes in close proximity to the proposed site.

Approval of management agreement by NIGC
Approval of the management agreement by the NIGC is expected to occur following the BIA's acceptance of the land into trust. The Company believes the management agreement will be approved because the terms and conditions thereof are acceptable under IGRA and are consistent with previously approved management agreements.

Gaming licenses:
Type
Current plans for the project include Class II and Class III gaming, which requires that the California legislature ratify the compact and that the Secretary approve the compact or allow it to become effective. There is currently no evidence to indicate that the California legislature will not ratify the compact. (See comments above.) The NIGC must also approve the Company's management agreement.

Number of gaming devices allowed	The compact permits a maximum of 2,000 Class III slot machines at the facility. There is no limit on the number of Class II gaming devices that the Mono can offer.
Agreements with local authorities
The Mono have entered into memoranda of understanding with the City of Madera, the County of Madera and the Madera Irrigation District under which the Mono agreed to pay one-time and recurring mitigation contributions, subject to certain contingencies.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurance as to when, or if, these approvals will be obtained. The Company currently estimates that construction of the facility may begin in the second half of 2013 and estimates that the facility would be completed and opened for business approximately 18 months after construction begins. There can be no assurance, however, that the project will be completed and opened within this time frame or at all. The Company expects to obtain third–party financing for the project once all necessary regulatory approvals have been received and construction has commenced; however there can be no assurance that the Company will be able to obtain such financing for the project on acceptable terms or at all.
The Company has evaluated the likelihood that the Mono project will be successfully completed and opened, and has concluded that at September 30, 2012, the likelihood of successful completion is in the range of 60% to 70%. The Company's evaluation is based on its consideration of all available positive and negative evidence about the status of the project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change the Company's estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the project even if it is successfully completed and opened for business.
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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Long-term Debt
Long-term debt consists of the following (amounts in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Propco Term Loan Tranche B-1, due June 17, 2016, interest at a margin above LIBOR or base rate (3.22% and 3.30% at September 30, 2012 and December 31, 2011, respectively), net of unamortized discount of $20.2 million and $25.0 million, respectively	$140,992	$169,952
Propco Term Loan Tranche B-2, due June 17, 2016, interest at a margin above LIBOR or base rate (4.22% and 4.30% at September 30, 2012 and December 31, 2011, respectively), net of unamortized discount of $66.0 million and $77.7 million, respectively	663,049	668,520
Propco Term Loan Tranche B-3, due June 17, 2016, interest at a margin above LIBOR or base rate (2.37% at December 31, 2011), net of unamortized discount of $123.6 million	—	501,369
Propco Senior Notes, due June 19, 2018 (the "Senior Notes"), interest at an increasing fixed rate (3.66% at September 30, 2012), net of unamortized discount of $104.0 million	520,965	—
Propco Revolver, due June 17, 2016, interest at a margin above LIBOR or base rate (3.71% and 3.86% at September 30, 2012 and December 31, 2011, respectively), net of unamortized discount of $5.9 million and $7.9 million, respectively	35,111	71,010
Opco and GVR joint Term Loan, due September 28, 2019, interest at a margin above LIBOR or base rate (6.50% at September 30, 2012), net of unamortized discount of $4.3 million	570,687	—
Opco and GVR joint Revolver, due September 28, 2017, interest at a margin above LIBOR or base rate	—	—
Original Opco Term Loan, due June 17, 2016, interest at a margin above LIBOR or base rate (3.29% at December 31, 2011), net of unamortized discount of $42.6 million	—	344,763
Original Opco Revolver, due June 17, 2016, interest at a margin above LIBOR or base rate (5.25% at December 31, 2011)	—	3,600
GVR First Lien Term Loan, due June 17, 2016, interest at a margin above LIBOR or base rate (6.25% at December 31, 2011)	—	206,425
GVR First Lien Revolver, due June 17, 2016, interest at a margin above LIBOR or base rate (7.00% at December 31, 2011)	—	4,200
GVR Second Lien Term Loan, due June 17, 2017, interest at a margin above LIBOR or base rate (10.00% at December 31, 2011)	—	90,000
Restructured Land Loan, due June 16, 2016, interest at a margin above LIBOR or base rate (3.72% and 3.80% at September 30, 2012 and December 31, 2011, respectively), net of unamortized discount of $15.2 million and $17.5 million, respectively	93,035	88,950
Other long-term debt, weighted-average interest of 3.92% and 3.95% at September 30, 2012 and December 31, 2011, respectively, maturity dates ranging from 2018 to 2027	44,697	46,438
Total long-term debt	2,068,536	2,195,227
Current portion of long-term debt	(17,467)	(16,380)
Total long-term debt, net	$2,051,069	$2,178,847

Effective June 17, 2011, the Company and its subsidiaries entered into:

•
A credit agreement (the "Propco Credit Agreement") with Deutsche Bank AG Cayman Islands Branch, as administrative agent, the other lender parties thereto, consisting of a term loan facility in the principal amount of $1.575 billion (the "Propco Term Loan") and a revolving credit facility in the amount of $125 million (the "Propco Revolver"). On January 3, 2012 an aggregate principal amount of $625 million in term loans outstanding under the Propco Credit Agreement was exchanged for Senior Notes at the election of the lenders;

•
A credit agreement (the “Original Opco Credit Agreement”) with Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the other lender parties thereto, consisting of approximately $435.7 million in aggregate principal amount of term loans and a revolving credit facility in the amount of $25 million;

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
An amended and restated credit agreement (the “Restructured Land Loan”) with Deutsche Bank AG Cayman Islands Branch and JPMorgan Chase Bank, N.A. ("JPM") as initial lenders (the “Land Loan Lenders”), consisting of a term loan facility with a principal amount of $105 million; and

•
A first lien credit agreement with Jefferies Finance LLC and Goldman Sachs Lending Partners LLC, as initial lenders (collectively, the “GVR Lenders”), consisting of a revolving credit facility in the amount of $10 million (the “GVR First Lien Revolver”) and a term loan facility in the amount of $215 million (the “GVR First Lien Term Loan and together with the GVR First Lien Revolver, the “GVR First Lien Credit Agreement”), and a second lien credit agreement with the GVR Lenders with a term loan facility in the amount of $90 million (the “GVR Second Lien Term Loan” and together with the GVR First Lien Credit Agreement, the “GVR Credit Agreements”).

Effective September 28, 2012, NP Opco LLC ("Opco") and Station GVR Acquisition LLC ("GVR") entered into:

•
A new joint credit agreement (the "Opco Credit Agreement") with Deutsche Bank AG, Cayman Islands Branch, as administrative agent, the other lender parties thereto, consisting of a term loan facility in the principal amount of $575 million (the "Opco Term Loan") and a revolving credit facility in the amount of $200 million (the "Opco Revolver"). Proceeds from the Opco Credit Agreement were used to repay the Original Opco Credit Agreement and GVR Credit Agreements.

The Propco Credit Agreement, the Opco Credit Agreement, and the Restructured Land Loan are referred to herein as the “Credit Agreements”. The Credit Agreements contain a number of covenants that impose significant operating and financial restrictions on the Company, including restrictions on the Company and its subsidiaries' ability to, among other things: (a) incur additional debt or issue certain preferred units; (b) pay dividends on or make certain redemptions, repurchases or distributions in respect of the Company's membership interests or make other restricted payments; (c) make certain investments; (d) sell certain assets; (e) create liens on certain assets; (f) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and (g) enter into certain transactions with its affiliates. In addition, the Credit Agreements contain certain financial covenants, including minimum interest coverage ratio, total leverage ratio and maximum capital expenditures.
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
Propco Credit Agreement
As of the Effective Date, the Company, as borrower, entered into the Propco Term Loan and the Propco Revolver. The Propco Term Loan originally had three tranches: Tranche B-1 in the principal amount of $200 million, Tranche B-2 in the principal amount of $750 million and Tranche B-3 in the principal amount of $625 million. The initial maturity date of the loans made under the Propco Credit Agreement is on the fifth anniversary of the Effective Date, but may be extended for two additional one-year periods, subject to the absence of defaults, accuracy of representations and warranties, payment of an extension fee equal to 1.00% of the outstanding principal amount of the term loans, plus the revolving credit commitments, for each extension, and pro forma compliance with total leverage and interest coverage ratios. Effective January 3, 2012, pursuant to the terms of the Propco Credit Agreement, the lenders thereunder elected (a) to fix the interest rate on the $625 million Tranche B-3 loan, and (b) to exchange such fixed rate Tranche B-3 loans for the Senior Notes. See Senior Notes below for additional information.

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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Propco Credit Agreement contains certain financial and other covenants, including a total leverage ratio and a minimum interest coverage ratio in each case with testing beginning with the fiscal quarter ending December 31, 2012. The Propco Credit Agreement also limits capital expenditures. The Company is in compliance with all Propco Credit Agreement covenants as of September 30, 2012. The Company is not required to make principal payments prior to maturity of the Propco Credit Agreement other than (a) quarterly payments of an amount equal to 0.25% of the aggregate principal amount of the Tranche B-1 and Tranche B-2 loans outstanding on the Effective Date, (b) prepayments of the Tranche B-1 loans (and Tranche B-2 loans after Tranche B-1 has been paid in full) of 75% of excess cash flow, net of a credit for payments made pursuant to (a) above, if the total leverage ratio is equal to or greater than 6.00:1.00, 50% of excess cash flow if the total leverage ratio is less than 6.00:1.00 but greater than or equal to 4.00:1.00, or 25% if the total leverage ratio is less than 4.00:1.00; (c) prepayments with proceeds of certain asset sales, events of loss, incurrence of debt and equity issuances, and (d) prepayments of the Propco Revolver of unrestricted cash in excess of $15 million (which do not permanently reduce the revolving loan commitment) .
The Propco Credit Agreement is guaranteed by NP Boulder LLC, NP Palace LLC, NP Red Rock LLC, NP Sunset LLC, NP Development LLC and NP Losee Elkhorn Holdings LLC (the "Guarantor Subsidiaries"). The Propco Credit Agreement is secured by a pledge of the Company's equity (including equity held by Station Holdco LLC ("Station Holdco") and Station Voteco LLC ("Station Voteco") in the Company), together with all tangible and intangible assets of the Company and its restricted subsidiaries, including a pledge by the Company of the stock of NP Opco Holdings LLC ("NP Opco Holdings"), GVR Holdco 3 LLC, and NP Landco Holdco LLC ("NP Landco Holdco").
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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Original Opco Credit Agreement and GVR Credit Agreements
Upon entry into the Opco Credit Agreement, on September 28, 2012, Opco and GVR terminated the Original Opco Credit Agreement and the GVR Credit Agreements, respectively. In connection with the termination of the GVR Credit Agreements, on September 28, 2012, GVR terminated an interest rate swap tied directly to the GVR Credit Agreements at market value. See Note 6 for additional information.
Opco Credit Agreement
     On September 28, 2012, Opco and GVR, jointly and severally as co-borrowers, entered into a credit agreement (the “Opco Credit Agreement”), made by and among Opco and GVR as co-borrowers, Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the other lenders (the “Opco Lenders”) from time to time party thereto. Under the Opco Credit Agreement, the Opco Lenders made available to Opco and GVR (a) a term loan facility in the principal amount of $575 million (the “Opco Term Loan”) and (b) a revolving credit facility in the maximum amount of $200 million (the “Opco Revolver”).  The Opco Revolver will mature on September 28, 2017, and the Opco Term Loan will mature on September 28, 2019.  Interest will accrue on the principal balance of the Opco Term Loans at the rate per annum, as selected by Opco and GVR, of Adjusted LIBOR (which in no event shall be less than 1.25% for Term B Loans) plus 4.25% or base rate (which in no event shall be less than 2.25%) plus 3.25%. Until delivery of financial statements for the first full quarter after the closing date of the Opco Credit Agreement, interest will accrue on the Opco Revolver at a rate per annum, as selected by Opco and GVR, of LIBOR plus 3.50% or base rate plus 2.50%. Beginning on the first day of the first full quarter commencing after the closing date of the Opco Credit Agreement, interest will accrue on the Opco Revolver at the rate per annum, as selected by Opco and GVR, based upon the total leverage ratio of Opco and GVR, which rate will range from LIBOR plus 2.50% to 3.50% or base rate plus 1.50% to 2.50%. Additionally, Opco and GVR are subject to a fee of 0.50% for the unfunded portion of the Opco Revolver. On September 28, 2012, Opco entered into an agreement modifying its existing interest rate swap to incorporate certain terms from the Opco Credit Agreement, and in connection with such modification, approximately $233 million of the Opco loans will have a fixed interest rate of 6.59% through July 3, 2015.

The Opco Credit Agreement contains certain financial and other covenants.  These include a maximum total leverage ratio ranging from 5.50:1.00 in 2012 to 3.00:1.00 in 2019 and a minimum interest coverage ratio of 3.00:1.00. The Company is in compliance with all applicable Opco Credit Agreement covenants as of September 30, 2012. Commencing on December 31, 2012, Opco and GVR are required to make quarterly principal payments equal to 0.25% of the initial principal amount of the Opco Term Loan. Additionally, Opco and GVR must make the following prepayments: (a) commencing with the fiscal year ending on December 31, 2013, annual prepayments of 50% of excess cash flow, as defined in the agreement, if the total leverage ratio is equal to or greater than 3.00:1.00; and (b) prepayments with proceeds of certain asset sales, events of loss, incurrence of debt, equity issuances and return of investments, as defined in the agreement.

The Opco Credit Agreement is guaranteed by NP Opco Holdings, GVR Holdco 1 LLC (“GVR Holdings”) and all subsidiaries of Opco and GVR, except unrestricted subsidiaries.  The Opco Credit Agreement is secured by a pledge of Opco and GVR equity and substantially all tangible and intangible assets of NP Opco Holdings, GVR Holdings, Opco, GVR and the subsidiaries (other than immaterial subsidiaries) that guarantee the Opco Credit Agreement.

Approximately $517 million of the borrowings incurred under the Opco Term Loan were applied to repay in full the amounts outstanding under the previous Opco credit facility, which initially had a $435.7 million term loan and $50 million revolver, and the GVR credit facility, which initially had a $305 million term loan and a $10 million revolver. The remaining borrowings under the Opco Term Loan were used for transaction fees and expenses, ongoing working capital and other general corporate purposes.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company evaluated the refinance transaction in accordance with the accounting standards for debt modifications and extinguishments. Because certain lenders under the Opco Credit Agreement were lenders under the previous debt facilities, the Company applied the accounting guidance on a lender by lender basis. As a result of its evaluation, the Company accounted for the majority of the transaction as a debt extinguishment and recognized a loss of $51.8 million, primarily representing the write-off of unamortized debt discount and debt issuance costs related to the previous credit facilities. The portion of the transaction that did not meet the criteria for debt extinguishment was accounted for as a modification.

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
Borrowing Availability
At September 30, 2012, the Company's borrowing availability was $76.8 million under the Propco Credit Agreement and $197.6 million under the Opco Credit Agreement. These amounts are net of outstanding letters of credit totaling $9.6 million.

6.    Derivative Instruments

Successor Cash Flow Hedges

The Company's objective in using derivative instruments is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as a primary part of its cash flow hedging strategy. The Company's interest rate swaps utilized as cash flow hedges involve the receipt of variable–rate payments in exchange for fixed–rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not use derivative financial instruments for trading or speculative purposes.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July 2011, the Company entered into three floating–to–fixed interest rate swaps with initial notional amounts totaling $1.3 billion which effectively converted a portion of its floating–rate debt to fixed rates. Under the terms of the swap agreements, the Company paid fixed rates ranging from 1.29% to 2.03% and received variable rates based on one-month LIBOR (subject to a minimum of 1.50% for one swap with an initial notional amount of $228.5 million). These swaps effectively fixed the interest rates on a portion of the Company's debt equal to the the notional amount of the swaps at 5.1%, 6.6% and 7.9%, respectively, for amounts outstanding under the Propco, Original Opco and GVR credit agreements.

In September 2012, in connection with entering into the Opco Credit Agreement, the Company terminated one of these swaps and paid approximately $3.0 million to its counterparty. The Company also amended another swap to include a minimum of 1.25% on the floating leg to match the terms of the Opco Term Loan (see Note 5). This resulted in the discontinuation of the Company's three cash flow hedging relationships that existed at the time. As a result of the discontinuation of these cash flow hedging relationships, cumulative deferred losses of $28.6 million that had been recognized in other comprehensive income will be amortized as an increase to interest expense as the hedged interest payments continue to occur through July 2015. The Company also accelerated the reclassification of amounts in other comprehensive income to earnings as a result of it becoming probable that certain hedged forecasted transactions would not occur. The accelerated amount was a loss of $0.7 million recorded as a component of change in fair value of derivative instruments in the condensed consolidated statements of operations and is excluded from the $28.6 million being amortized to interest expense through July 2015.

As of September 30, 2012, the Company has two outstanding swaps with initial notional amounts totaling $1.1 billion, which effectively convert a portion of its floating-rate debt to fixed rates. In accordance with the accounting guidance in ASC Topic 815, Derivatives and Hedging, the Company has designated as cash flow hedges of interest rate risk the full $233.0 million notional amount of one swap, and a $703.4 million portion of the notional amount of the second swap. The remaining $124.1 million portion of the notional amount of the second swap is not designated in a cash flow hedging relationship for accounting purposes, and is described in the non-designated hedge discussion below. Under the terms of the swap agreements, the Company pays fixed rates ranging from 1.29% to 2.34% and receives variable rates based on 1-month LIBOR (subject to a minimum of 1.25% for the swap with a notional amount of $233.0 million). These swaps effectively fix the interest rates on $1.1 billion of the Company's debt at 5.1% and 5.6%, respectively, for amounts outstanding under the Propco and Opco credit agreements.

For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) until the interest payments being hedged are recorded as interest expense, at which time the amounts in other comprehensive income (loss) are reclassified as an adjustment to interest expense. Gains or losses on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded as a component of change in fair value of derivative instruments in the condensed consolidated statements of operations. Ineffectiveness results from both of the Company's designated swaps having fair values other than zero at the time they were designated or redesignated. For the three and nine months ended September 30, 2012, the Company has recorded $38 thousand of such ineffectiveness.

Successor Non-Designated Hedge

Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements. As of September 30, 2012, a portion of one of the outstanding interest rate swaps with a notional amount of $124.1 million was not designated in a cash flow hedging relationship for accounting purposes, and the portion of this swap that is designated as a cash flow hedge is reflected in the designated cash flow hedges discussion above. The changes in the fair value of the portion of the swap not designated in a hedging relationship is recorded in change in fair value of derivative instruments in the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2012, the Company recorded a loss of $21 thousand from the non-designated portion of the swap.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the condensed consolidated balance sheets (amounts in thousands, unaudited):

	Balance sheet classification	Fair value
		September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	Other long–term liabilities	$23,318	$20,047

Derivatives not designated as hedging instruments:
Interest rate swaps	Other long–term liabilities	$3,045	$—
The table below presents the effect of the Company's derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 (amounts in thousands, unaudited):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012		Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012		Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Interest rate swaps	$5,705	$18,626	Interest expense, net	$3,189	$9,484	Change in fair value of derivative instruments	$779	$779
The amounts of loss reclassified from accumulated other comprehensive income into Interest expense, net includes reclassifications of deferred losses related to discontinued cash flow hedging relationships. The ineffective portion noted above includes the $0.7 million loss on which the Company accelerated the reclassification from other comprehensive income to earnings as a result of it becoming probable that certain hedged forecasted transactions would not occur. Approximately $11.8 million of the deferred losses included in accumulated other comprehensive loss on the Company's condensed consolidated balance sheet at September 30, 2012 is expected to be reclassified into earnings during the next twelve months.
The table below presents the effect of the Company's derivative financial instruments that are not designated in hedging relationships on the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 (amounts in thousands, unaudited):

		Amount of Loss on Derivative Instruments Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Loss on Derivative Instruments Recognized in Income	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Interest rate swaps	Change in fair value of derivative instruments	$21	$21

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the effect of the Company's derivative financial instruments on the condensed consolidated statements of operations for the three months ended September 30, 2011 and the period from June 17, 2011 through September 30, 2011 (amounts in thousands, unaudited):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Gain or (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30, 2011	Period From June 17, 2011 Through September 30, 2011		Three Months Ended September 30, 2011	Period From June 17, 2011 Through September 30, 2011		Three Months Ended September 30, 2011	Period From June 17, 2011 Through September 30, 2011
Interest rate swaps	$23,130	$23,130	Interest expense, net	$2,262	$2,262	Change in fair value of derivative instruments	$—	$—
The Company did not have non-designated derivatives during the three months ended September 30, 2011 and the period from June 17, 2011 through September 30, 2011.
As of September 30, 2012, the Company had not posted any collateral related to these agreements; however, the Company's obligations under the swaps are subject to the security and guarantee arrangements applicable to the related credit agreements. Each swap agreement contains cross-default provisions under which the Company could be declared in default on its obligations under such agreement if certain conditions of default exist on the related Credit Agreement. As of September 30, 2012, the termination value of the interest rate swaps was a net liability of $28.4 million which represents the amount the Company could have been required to pay to settle the obligations had it been in breach of the provisions of the swap arrangements.
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

Period From January 1, 2011 Through June 16, 2011

STN Predecessor:
Amounts included in change in fair value of derivative instruments:
Gains from interest rate swaps not designated as hedging instruments	$397
Total derivative gains included in condensed consolidated statements of operations	$397

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Period From January 1, 2011 Through June 16, 2011

STN Predecessor:
Increase in interest expense	$487
Increase in interest and other expense from joint ventures	211
$698
GVR Predecessor:
Increase in interest and other expense	$325

7.    Fair Value Measurements
Successor
Assets Measured at Fair Value on a Recurring Basis
The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
Assets
Available-for-sale securities (a)	$403	$403	$—	$—
Liabilities
Interest rate swaps	$26,363	$—	$26,363	$—

		Fair Value Measurement at Reporting Date Using
	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$203	$203	$—	$—
Liabilities
Interest rate swaps	$20,047	$—	$20,047	$—
____________________________________
(a) Available-for-sale securities are included in other assets in the accompanying condensed consolidated balance sheets.

The fair value of available-for-sale securities is based on quoted prices in active markets.

The fair values of interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives,

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820 Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Assets Measured at Fair Value on a Nonrecurring Basis

During the three months ended September 30, 2012, the Company recognized impairment losses totaling $10.1 million related to certain land held for development, including buildings and improvements on such land, and reduced the carrying value of those assets to estimated fair value. See Note 10 for additional information.

Fair Value of Long-term Debt

The following table presents information about the estimated fair value of the Company's long-term debt compared with its carrying value (amounts in millions):

	September 30, 2012	December 31, 2011
	(unaudited)
Aggregate fair value	$2,083	$2,082
Aggregate carrying amount	2,069	2,195

The estimated fair value of the Company's long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

8.    Members' Equity

Changes in Equity and Noncontrolling Interests

The changes in equity and noncontrolling interest from December 31, 2011 through September 30, 2012 are as follows (amounts in thousands):

	Voting units	Non-voting units	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Station Casinos LLC members' equity (deficit)	Noncontrolling interest	Total members' equity (deficit)
Balances, December 31, 2011	$—	$—	$844,924	$(20,154)	$(25,093)	$799,677	$42,799	$842,476
Unrealized losses on interest rate swaps	—	—	—	(8,401)	—	(8,401)	—	(8,401)
Unrealized gain on available-for-sale securities	—	—	—	200	—	200	—	200
Share-based compensation	—	—	1,380	—	—	1,380	—	1,380
Distributions	—	—	(8,672)	—	(435)	(9,107)	(8,403)	(17,510)
Net (loss) income	—	—	—	—	25,528	25,528	5,106	30,634
Balances, September 30, 2012 (unaudited)	$—	$—	$837,632	$(28,355)	$—	$809,277	$39,502	$848,779

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (amounts in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Unrealized losses on interest rate swaps	$(28,448)	$(20,047)
Unrealized gain (loss) on available-for-sale securities	93	(107)
Accumulated other comprehensive loss	$(28,355)	$(20,154)

On April 30, 2012, FI Station Investor LLC, an affiliate of Frank J. Fertitta III and Lorenzo J. Fertitta ("FI Station Investor") purchased membership interests in Station Holdco from JPM and certain other sellers that exercised tag-along rights pursuant to the Company's equityholders agreement. As a result of such purchase and the related purchases by other equityholders of Station Holdco, JPM sold all of its membership interest in Station Holdco and FI Station Investor owns approximately 58% of the equity interests in Station Holdco. In connection with the sale of Station Holdco membership interests by JPM, Stephen Greathouse, the member of the board of managers of the Company who was designated by JPM, resigned as a member of the board of managers of the Company, Station Holdco and certain subsidiaries of the Company, and the Station Voteco units held by Mr. Greathouse as the designee of JPM were redeemed for no consideration.

9.    Share-Based Compensation

Successor

In order to attract, retain and motivate employees and to align the interests of those individuals and the Company's members, the Board of Managers adopted the Station Holdco LLC Profit Units Plan (the “Profit Units Plan”), pursuant to which up to 12 million profit units may be issued. Through September 30, 2012, 11.4 million profit units have been granted, representing approximately 2.9% of the outstanding units of Station Holdco.

The profit unit awards vest over requisite service periods of 3 to 4 years. Holders of profit units are entitled to participate in the Company's distributions to Station Holdco, subject to certain preferred distribution rights of Holdco's common unit holders. Upon termination of a plan participant's employment for any reason, any unvested awards are forfeited. Under certain circumstances, including termination of employment for any reason, the Company may call the terminated employee's vested awards at fair value after a holding period of six months.
The Company estimates the fair value of share-based compensation awards on the date of grant using the option pricing method. The weighted-average estimated fair value of the profit units awarded during the three and nine months ended September 30, 2012 was $1.26 per unit, which was based on the following weighted-average assumptions:

Risk-free interest rate	0.41%
Expected volatility	45%
Expected life (in years)	3
Dividend yield	—
Discount for post-vesting restrictions	25%
Volatility was estimated using the historical average volatility for comparable companies based on weekly stock price returns. The discount for post-vesting restrictions was estimated based on an average-strike put option model.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the classification of share-based compensation costs within the accompanying condensed consolidated statements of operations (amounts in thousands):

Three and Nine Months Ended September 30, 2012
Casino	$107
Food and beverage	46
Room	5
Selling, general and administrative	1,222
Total share-based compensation	$1,380

A summary of the status of the Profit Units Plan as of September 30, 2012 and changes during the nine months then ended is presented below:

	Units (amounts in thousands)	Weighted-average grant date fair value
Nonvested units at January 1, 2012	—	$—
Activity during the period:
Units granted	11,444	1.26
Vested	—	—
Forfeited	—	—
Nonvested units at September 30, 2012	11,444	$1.26

No profit units vested during the three and nine months ended September 30, 2012. The Company's total unrecognized compensation cost related to nonvested awards at September 30, 2012 was $13.0 million, which is expected to be recognized over a weighted-average period of 3.4 years.
Predecessor
STN granted share-based compensation to certain officers and member of management in the form of indirect nonvoting membership interests in STN, which vested based on a service condition. The following table presents the classification of share-based compensation expense within STN's condensed consolidated statements of operations (amounts in thousands):

Station Casinos, Inc.
Period From January 1, 2011 Through June 16, 2011

Casino	$3
Selling, general and administrative	302
Corporate	5,857
Development and preopening	62
Reorganization items	19,449
Share-based compensation recognized as expense	25,673
Income tax benefit	(8,986)
Share-based compensation expense, net of tax	$16,687
On the Effective Date, Predecessor's share-based compensation grants were canceled, and as a result, Predecessor recognized share–based compensation expense of approximately $19.4 million representing the remaining amount of compensation cost measured at the grant date that had not yet been recognized.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Asset Impairments and Write-downs and Other Charges, Net
The condensed consolidated statements of operations include various charges related to asset impairment and write-downs and other charges, net.
During the three months ended September 30, 2012, the Company prepared a business enterprise valuation for the purpose of estimating the fair value of share-based compensation awards granted during the period. During the valuation process, the Company became aware that the appraised values of certain parcels of its land held for development were less than their carrying values. As a result, the Company tested its land held for development, including buildings and improvements on such land, for impairment and recorded an impairment loss of approximately $10.1 million to write down the carrying values of certain parcels totaling $120.4 million to their fair values totaling $110.3 million. The impairment is reflected in impairment of other assets in the condensed consolidated statements of operations for the three and nine months ended September 30, 2012. The Company used traditional real estate valuation techniques to estimate the fair value of its land held for development, primarily the sales comparison approach, which is based on inputs classified as Level 2 under ASC Topic 820. Prior to the preparation of the business enterprise valuation, no indicators of impairment existed for any of the Company's assets.
Write-downs and other charges, net include various pretax charges to record net losses on asset disposals and other non-routine transactions, excluding the effects of the Chapter 11 Cases and the related transactions, which are reflected in the reorganization items in the condensed consolidated statements of operations. During the three months ended September 30, 2012, the Company paid $5.0 million in satisfaction of an option granted to a former owner of GVR Predecessor to reacquire an ownership interest in Green Valley Ranch as provided in a settlement agreement.
Asset impairments and write-downs and other charges, net consisted of the following (amounts in thousands):

	Successor				Predecessors
	Station Casinos LLC				Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Period From June 17, 2011 Through September 30, 2011	Period January 1, 2011 Through June 16, 2011
	(unaudited)
Impairment of other assets	$10,066	$—	$10,066	$—	$—	$—

Settlement agreement	$5,000	$—	$5,000	$—	$—	$—
Loss on disposal of assets, net	75	685	101	685	3,349	104
Other charges, net	1,551	196	2,724	212	604	—
Write-downs and other charges, net	$6,626	$881	$7,825	$897	$3,953	$104

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Reorganization Items
Predecessor
Reorganization items represent amounts incurred as a direct result of the Chapter 11 Cases and are presented separately in the condensed consolidated statements of operations. The following table summarizes the net gain on reorganization and related items and fresh-start reporting adjustments for the periods indicated (amounts in thousands):

	Predecessors
	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Period From January 1, 2011 Through June 16, 2011

Discharge of liabilities subject to compromise	$4,066,026	$590,976
Fresh-start reporting adjustments	(789,464)	66,651
Write-off of debt discount and debt issuance costs	—	2,992
Professional fees, expenses and other	(16,567)	(25,620)
Total net reorganization items and fresh-start reporting adjustments	$3,259,995	$634,999

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
Predecessor
STN Predecessor's operating results have been included in a consolidated federal income tax return. For financial reporting purposes, STN Predecessor recorded an income tax benefit of $107.9 million for the period from January 1, 2011 through June 16, 2011.

13.    Commitments and Contingencies

Successor

In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food purchased for use in complimentary meals provided to patrons and employees is not subject to Nevada use tax. The Company has filed refunds for the periods from March 2000 through February 2008, and began claiming this exemption on its sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision. The amount subject to these refunds is approximately $15.6 million plus interest. The Department of Taxation subsequently audited the Company and issued a sales tax deficiency on the cost of food used in complimentary meals provided to patrons and employees for the period March 2000 through February 2008. On July 9, 2012, a Nevada Administrative Law Judge concluded that the State's sales tax deficiency for Station's complimentary meals provided to patrons and employees for the period March 2000 through February 2008 will be allowed, but only to the extent of use tax previously paid for these meals. The Administrative Law Judge did award the Company a refund of approximately $0.7 million of use tax paid on certain non-gaming related promotional meals. The Company appealed the decision. On October 1, 2012, the Nevada Tax Commission upheld the Administrative Law Judge's decision. The Company has appealed that portion of the decision that denied the refund. The City of Henderson has appealed the refund awarded for non-gaming related promotional meals. On October 17, 2012, in a case involving another gaming company, a Clark County District Court ruled that complimentary meals provided to patrons are subject to sales tax, while employee meals are not subject to sales tax. The Company believes that the decision will be appealed to the Nevada Supreme Court. In the accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011, the Company has not recorded a refund receivable for the previously paid use tax.

The Department of Taxation has issued a regulation that as of February 15, 2012, complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. On June 25, 2012 the Nevada Tax Commission adopted the Department of Taxation's regulation. The Department of Taxation has issued guidance delaying the payment of this sales tax until the earlier of (1) approval of the regulation by the Legislative Commission, (2) affirmation by the Nevada Supreme Court, (3) the effective date of relevant legislation or (4) June 30, 2013. As of September 30, 2012, the Company has accrued a liability for the estimated amount of sales tax on complimentary food and employee meals for the period February 15, 2012 through September 30, 2012.
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
CONDENSED CONSOLIDATING BALANCE SHEETS SEPTEMBER 30, 2012 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$447	$46,440	$78,672	$—	$125,559
Restricted cash	1,570	50	362	—	1,982
Receivables, net	1,135	13,210	13,244	—	27,589
Inventories	8	4,503	3,417	—	7,928
Prepaid gaming tax	—	10,754	10,156	—	20,910
Prepaid expenses and other current assets	2,788	3,261	3,866	—	9,915
Total current assets	5,948	78,218	109,717	—	193,883

Property and equipment, net	46,851	1,310,859	852,416	—	2,210,126
Goodwill	1,234	177,820	16,078	—	195,132
Intangible assets, net	1,045	59,878	143,127	—	204,050
Land held for development	—	—	220,105	—	220,105
Investments in joint ventures	—	—	10,054	—	10,054
Native American development costs	—	—	2,896	—	2,896
Investments in subsidiaries	2,387,247	—	—	(2,387,247)	—
Other assets, net	8,106	13,059	26,343	—	47,508
Total assets	$2,450,431	$1,639,834	$1,380,736	$(2,387,247)	$3,083,754

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Current portion of long-term debt	$11,181	$251	$6,035	$—	$17,467
Accounts payable	525	10,354	6,509	—	17,388
Accrued interest payable	10,198	41	314	—	10,553
Accrued expenses and other current liabilities	9,452	51,036	42,457	—	102,945
Intercompany payables (receivables)	161,022	(167,195)	6,173	—	—
Total current liabilities	192,378	(105,513)	61,488	—	148,353

Long-term debt, less current portion	1,388,974	1,956	660,139	—	2,051,069
Deficit investments in joint ventures	—	—	2,370	—	2,370
Other long-term liabilities, net	20,300	—	12,883	—	33,183
Total liabilities	1,601,652	(103,557)	736,880	—	2,234,975

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (continued) September 30, 2012 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Members' equity:
Additional paid-in capital	837,632	1,620,865	605,116	(2,225,981)	837,632
Accumulated other comprehensive loss	(28,355)	—	(8,216)	8,216	(28,355)
Retained earnings	—	122,526	7,454	(129,980)	—
Total Station Casinos LLC members' equity	809,277	1,743,391	604,354	(2,347,745)	809,277
Noncontrolling interest	39,502	—	39,502	(39,502)	39,502
Total members' equity	848,779	1,743,391	643,856	(2,387,247)	848,779
Total liabilities and members' equity	$2,450,431	$1,639,834	$1,380,736	$(2,387,247)	$3,083,754

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2011 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$(2,420)	$50,479	$47,762	$—	$95,821
Restricted cash	1,562	50	393	—	2,005
Receivables, net	876	13,170	13,400	—	27,446
Inventories	9	5,453	3,682	—	9,144
Prepaid gaming tax	—	9,520	8,660	—	18,180
Prepaid expenses and other current assets	3,139	4,553	4,009	—	11,701
Total current assets	3,166	83,225	77,906	—	164,297

Property and equipment, net	47,715	1,335,042	863,308	—	2,246,065
Goodwill	1,234	177,820	16,078	—	195,132
Intangible assets, net	1,000	61,311	151,781	—	214,092
Land held for development	—	—	227,857	—	227,857
Investments in joint ventures	—	—	10,157	—	10,157
Native American development costs	—	—	70,516	—	70,516
Investments in subsidiaries	2,302,071	—	—	(2,302,071)	—
Other assets, net	7,283	12,782	30,168	—	50,233
Total assets	$2,362,469	$1,670,180	$1,447,771	$(2,302,071)	$3,178,349

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (continued) DECEMBER 31, 2011 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Current portion of long-term debt	$11,027	$245	$5,108	$—	$16,380
Accounts payable	533	9,678	7,029	—	17,240
Accrued interest payable	1,643	—	1,215	—	2,858
Accrued expenses and other current liabilities	8,928	45,427	37,807	—	92,162
Intercompany payables (receivables)	43,588	(50,090)	6,502	—	—
Total current liabilities	65,719	5,260	57,661	—	128,640

Long-term debt, less current portion	1,440,973	2,085	735,789	—	2,178,847
Deficit investments in joint ventures	—	—	2,318	—	2,318
Other long-term liabilities, net	13,301	—	12,767	—	26,068
Total liabilities	1,519,993	7,345	808,535	—	2,335,873

Members' equity:
Additional paid-in capital	844,924	1,620,240	604,361	(2,224,601)	844,924
Accumulated other comprehensive loss	(20,154)	—	(6,746)	6,746	(20,154)
(Accumulated deficit) retained earnings	(25,093)	42,595	(1,178)	(41,417)	(25,093)
Total Station Casinos LLC members' equity	799,677	1,662,835	596,437	(2,259,272)	799,677
Noncontrolling interest	42,799	—	42,799	(42,799)	42,799
Total members' equity	842,476	1,662,835	639,236	(2,302,071)	842,476
Total liabilities and members' equity	$2,362,469	$1,670,180	$1,447,771	$(2,302,071)	$3,178,349

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$113,086	$99,320	$—	$212,406
Food and beverage	—	33,421	23,182	—	56,603
Room	—	16,840	8,989	—	25,829
Other	17	9,220	8,893	—	18,130
Management fees	—	—	6,829	—	6,829
Gross revenues	17	172,567	147,213	—	319,797
Promotional allowances	—	(13,812)	(10,257)	—	(24,069)
Net revenues	17	158,755	136,956	—	295,728

Operating costs and expenses:
Casino	—	46,012	41,231	—	87,243
Food and beverage	—	23,529	16,382	—	39,911
Room	—	6,875	3,999	—	10,874
Other	—	3,987	3,922	—	7,909
Selling, general and administrative	442	38,277	37,852	—	76,571
Development and preopening	—	—	41	—	41
Depreciation and amortization	689	16,890	14,420	—	31,999
Management fees	—	5,525	4,596	—	10,121
Impairment of other assets	—	—	10,066	—	10,066
Write-downs and other charges, net	5,554	407	665	—	6,626
	6,685	141,502	133,174	—	281,361

Operating (loss) income	(6,668)	17,253	3,782	—	14,367
Earnings from subsidiaries	51,657	—	—	(51,657)	—
Earnings from joint ventures	—	—	352	—	352
Operating (loss) income and earnings from subsidiaries and joint ventures	44,989	17,253	4,134	(51,657)	14,719

Other (expense) income:
Interest expense, net	(32,492)	(35)	(19,912)	—	(52,439)
Loss on debt extinguishment	—	—	(51,794)	—	(51,794)
Gain on Native American development	—	—	102,816	—	102,816
Change in fair value of derivative instruments	5	—	(805)	—	(800)
Net income	12,502	17,218	34,439	(51,657)	12,502
Less: net income applicable to noncontrolling interest	1,349	—	1,349	(1,349)	1,349
Net income applicable to Station Casinos LLC members	$11,153	$17,218	$33,090	$(50,308)	$11,153

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$109,831	$93,345	$—	$203,176
Food and beverage	—	31,236	22,159	—	53,395
Room	—	16,245	8,876	—	25,121
Other	5	8,751	9,312	—	18,068
Management fees	—	—	5,731	—	5,731
Gross revenues	5	166,063	139,423	—	305,491
Promotional allowances	—	(13,183)	(9,910)	—	(23,093)
Net revenues	5	152,880	129,513	—	282,398

Operating costs and expenses:
Casino	—	43,425	37,167	—	80,592
Food and beverage	—	22,920	16,543	—	39,463
Room	—	6,585	3,667	—	10,252
Other	—	3,684	4,065	—	7,749
Selling, general and administrative	38	36,988	35,479	—	72,505
Development and preopening	26	90	240	—	356
Depreciation and amortization	786	17,522	16,214	—	34,522
Management fees	—	5,302	4,336	—	9,638
Write-downs and other charges, net	(3)	481	403	—	881
	847	136,997	118,114	—	255,958

Operating (loss) income	(842)	15,883	11,399	—	26,440
Earnings from subsidiaries	11,678	—	—	(11,678)	—
Earnings from joint ventures	—	—	290	—	290
Operating (loss) income and earnings from subsidiaries and joint ventures	10,836	15,883	11,689	(11,678)	26,730

Other expense:
Interest expense, net	(29,206)	(43)	(15,851)	—	(45,100)
Net (loss) income	(18,370)	15,840	(4,162)	(11,678)	(18,370)
Less: net income applicable to noncontrolling interest	794	—	794	(794)	794
Net (loss) income applicable to Station Casinos LLC members	$(19,164)	$15,840	$(4,956)	$(10,884)	$(19,164)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$356,421	$308,435	$—	$664,856
Food and beverage	—	105,932	74,131	—	180,063
Room	—	53,945	27,952	—	81,897
Other	29	26,276	26,966	—	53,271
Management fees	—	—	22,007	—	22,007
Gross revenues	29	542,574	459,491	—	1,002,094
Promotional allowances	—	(42,659)	(33,214)	—	(75,873)
Net revenues	29	499,915	426,277	—	926,221

Operating costs and expenses:
Casino	—	141,331	123,723	—	265,054
Food and beverage	—	70,453	50,196	—	120,649
Room	—	20,754	11,838	—	32,592
Other	—	9,676	10,902	—	20,578
Selling, general and administrative	219	108,548	109,007	—	217,774
Development and preopening	—	8	163	—	171
Depreciation and amortization	2,030	49,899	42,372	—	94,301
Management fees	—	18,434	14,904	—	33,338
Impairment of other assets	—	—	10,066	—	10,066
Write-downs and other charges, net	5,644	765	1,416	—	7,825
	7,893	419,868	374,587	—	802,348

Operating (loss) income	(7,864)	80,047	51,690	—	123,873
Earnings from subsidiaries	134,294	—	—	(134,294)	—
Earnings from joint ventures	—	—	1,302	—	1,302
Operating (loss) income and earnings from subsidiaries and joint ventures	126,430	80,047	52,992	(134,294)	125,175

Other (expense) income:
Interest expense, net	(95,801)	(117)	(48,845)	—	(144,763)
Loss on debt extinguishment	—	—	(51,794)	—	(51,794)
Gain on Native American development	—	—	102,816	—	102,816
Change in fair value of derivative instruments	5	—	(805)	—	(800)
Net income	30,634	79,930	54,364	(134,294)	30,634
Less: net income applicable to noncontrolling interest	5,106	—	5,106	(5,106)	5,106
Net income applicable to Station Casinos LLC members	$25,528	$79,930	$49,258	$(129,188)	$25,528

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE PERIOD FROM JUNE 17, 2011 THROUGH SEPTEMBER 30, 2011 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$126,117	$106,307	$—	$232,424
Food and beverage	—	36,713	25,849	—	62,562
Room	—	18,918	10,380	—	29,298
Other	5	10,881	10,876	—	21,762
Management fees	—	—	6,693	—	6,693
Gross revenues	5	192,629	160,105	—	352,739
Promotional allowances	—	(15,342)	(11,450)	—	(26,792)
Net revenues	5	177,287	148,655	—	325,947

Operating costs and expenses:
Casino	—	49,856	42,745	—	92,601
Food and beverage	—	26,851	19,172	—	46,023
Room	—	7,658	4,270	—	11,928
Other	—	4,551	4,727	—	9,278
Selling, general and administrative	72	42,741	40,730	—	83,543
Development and preopening	44	142	298	—	484
Depreciation and amortization	865	19,650	18,004	—	38,519
Management fees	—	6,150	4,948	—	11,098
Write-downs and other charges, net	(3)	481	419	—	897
	978	158,080	135,313	—	294,371

Operating (loss) income	(973)	19,207	13,342	—	31,576
Earnings from subsidiaries	14,866	—	—	(14,866)	—
Earnings from joint ventures	—	—	332	—	332
Operating (loss) income and earnings from subsidiaries and joint ventures	13,893	19,207	13,674	(14,866)	31,908

Other expense:
Interest expense, net	(33,706)	(50)	(17,965)	—	(51,721)
Net (loss) income	(19,813)	19,157	(4,291)	(14,866)	(19,813)
Less: net income applicable to noncontrolling interest	1,098	—	1,098	(1,098)	1,098
Net (loss) income applicable to Station Casinos LLC members	$(20,911)	$19,157	$(5,389)	$(13,768)	$(20,911)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE PERIOD FROM JANUARY 1, 2011 THROUGH JUNE 16, 2011 (amounts in thousands, unaudited)

	Predecessors
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$214,332	$125,371	$—	$339,703
Food and beverage	—	61,754	23,682	—	85,436
Room	—	29,790	6,536	—	36,326
Other	19	14,902	13,151	—	28,072
Management fees	11,588	—	10,765	(11,588)	10,765
Gross revenues	11,607	320,778	179,505	(11,588)	500,302
Promotional allowances	—	(24,993)	(10,612)	—	(35,605)
Net revenues	11,607	295,785	168,893	(11,588)	464,697

Operating costs and expenses:
Casino	—	86,356	49,681	—	136,037
Food and beverage	—	43,188	17,529	—	60,717
Room	—	11,678	3,859	—	15,537
Other	—	5,449	5,373	—	10,822
Selling, general and administrative	72	64,419	45,809	—	110,300
Corporate	15,937	—	(119)	—	15,818
Development and preopening	458	492	802	—	1,752
Depreciation and amortization	3,822	42,237	15,103	—	61,162
Management fees	—	7,048	4,540	(11,588)	—
Write-downs and other charges, net	595	2,717	641	—	3,953
	20,884	263,584	143,218	(11,588)	416,098

Operating (loss) income	(9,277)	32,201	25,675	—	48,599
Earnings from subsidiaries	398,816	—	—	(398,816)	—
Losses from joint ventures	—	—	(945)	—	(945)
Gain on dissolution of joint venture	—	—	250	—	250
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	389,539	32,201	24,980	(398,816)	47,904
Other (expense) income:
Interest expense, net	(24,628)	(14,504)	(4,162)	—	(43,294)
Interest and other expense from joint ventures	—	—	(15,452)	—	(15,452)
Change in fair value of derivative instruments	397	—	—	—	397
	(24,231)	(14,504)	(19,614)	—	(58,349)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE PERIOD FROM JANUARY 1, 2011 THROUGH JUNE 16, 2011 (amounts in thousands, unaudited)

	Predecessors
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Income before income taxes and reorganization items	365,308	17,697	5,366	(398,816)	(10,445)
Reorganization items, net	2,883,312	1,514,225	(1,137,542)	—	3,259,995
Income (loss) before income taxes	3,248,620	1,531,922	(1,132,176)	(398,816)	3,249,550
Income tax benefit (expense)	108,854	(2,902)	1,972	—	107,924
Net income (loss)	3,357,474	1,529,020	(1,130,204)	(398,816)	3,357,474
Less: net income applicable to noncontrolling interest	24,321	—	24,321	(24,321)	24,321
Net income (loss) applicable to Station Casinos, Inc. stockholders/Green Valley Ranch Gaming, LLC members	$3,333,153	$1,529,020	$(1,154,525)	$(374,495)	$3,333,153

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$12,502	$17,218	$34,439	$(51,657)	$12,502
Other comprehensive income:
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(5,705)	—	(1,714)	1,714	(5,705)
Less: Reclassification of unrealized loss on interest rate swaps into operations	3,930	—	1,706	(1,706)	3,930
Unrealized loss on interest rate swaps, net	(1,775)	—	(8)	8	(1,775)
Unrealized gain on available–for–sale securities	86	—	—	—	86
Comprehensive income	10,813	17,218	34,431	(51,649)	10,813
Less: comprehensive income attributable to noncontrolling interests	1,349	—	1,349	(1,349)	1,349
Comprehensive income attributable to Station Casinos LLC members	$9,464	$17,218	$33,082	$(50,300)	$9,464

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(18,370)	$15,840	$(4,162)	$(11,678)	$(18,370)
Other comprehensive income (loss):
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(23,130)	—	(7,560)	7,560	(23,130)
Less: Reclassification of unrealized loss on interest rate swaps into operations	2,262	—	703	(703)	2,262
Unrealized loss on interest rate swaps, net	(20,868)	—	(6,857)	6,857	(20,868)
Unrealized loss on available–for–sale securities	(146)	—	—	—	(146)
Comprehensive (loss) income	(39,384)	15,840	(11,019)	(4,821)	(39,384)
Less: comprehensive income attributable to noncontrolling interests	794	—	794	(794)	794
Comprehensive (loss) income attributable to Station Casinos LLC members	$(40,178)	$15,840	$(11,813)	$(4,027)	$(40,178)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$30,634	$79,930	$54,364	$(134,294)	$30,634
Other comprehensive income:
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(18,626)	—	(5,098)	5,098	(18,626)
Less: Reclassification of unrealized loss on interest rate swaps into operations	10,225	—	3,628	(3,628)	10,225
Unrealized loss on interest rate swaps, net	(8,401)	—	(1,470)	1,470	(8,401)
Unrealized gain on available–for–sale securities	200	—	—	—	200
Comprehensive income	22,433	79,930	52,894	(132,824)	22,433
Less: comprehensive income attributable to noncontrolling interests	5,106	—	5,106	(5,106)	5,106
Comprehensive income attributable to Station Casinos LLC members	$17,327	$79,930	$47,788	$(127,718)	$17,327

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE PERIOD FROM JUNE 17, 2011 THROUGH SEPTEMBER 30, 2011 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(19,813)	$19,157	$(4,291)	$(14,866)	$(19,813)
Other comprehensive (loss) income:
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(23,130)	—	(7,560)	7,560	(23,130)
Less: Reclassification of unrealized loss on interest rate swaps into operations	2,262	—	703	(703)	2,262
Unrealized loss on interest rate swaps, net	(20,868)	—	(6,857)	6,857	(20,868)
Unrealized loss on available–for–sale securities	(120)	—	—	—	(120)
Comprehensive (loss) income	(40,801)	19,157	(11,148)	(8,009)	(40,801)
Less: comprehensive income attributable to noncontrolling interests	1,098	—	1,098	(1,098)	1,098
Comprehensive (loss) income attributable to Station Casinos LLC members	$(41,899)	$19,157	$(12,246)	$(6,911)	$(41,899)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE PERIOD FROM JANUARY 1, 2011 THROUGH JUNE 16, 2011 (amounts in thousands, unaudited)

	Predecessors
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$3,357,474	$1,529,020	$(1,130,204)	$(398,816)	$3,357,474
Other comprehensive income (loss):
Unrealized loss on available–for–sale securities, net of tax	25	—	—	—	25
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	(19)	—	—	—	(19)
Comprehensive income (loss)	3,357,480	1,529,020	(1,130,204)	(398,816)	3,357,480
Less: comprehensive income attributable to noncontrolling interests	24,321	—	24,321	(24,321)	24,321
Comprehensive income (loss) attributable to Station Casinos, Inc. stockholders	$3,333,159	$1,529,020	$(1,154,525)	$(374,495)	$3,333,159

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$30,634	$79,930	$54,364	$(134,294)	$30,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,030	49,899	42,372	—	94,301
Change in fair value of derivative instruments	(5)	—	805	—	800
Write–downs and other charges, net	(7)	65	43	—	101
Impairment of other assets	—	—	10,066	—	10,066
Earnings from subsidiaries	(134,294)	—	—	134,294	—
Amortization of debt discount and debt issuance costs	38,284	—	17,449	—	55,733
Interest – paid in kind	—	—	3,054	—	3,054
Share–based compensation	—	625	755	—	1,380
Earnings from joint ventures	—	—	(1,302)	—	(1,302)
Distributions from joint ventures	—	—	1,307	—	1,307
Gain on Native American development	—	—	(102,816)	—	(102,816)
Loss on extinguishment of debt	—	—	51,794	—	51,794
Changes in assets and liabilities:
Restricted cash	(8)	—	31	—	23
Receivables, net	(259)	(40)	156	—	(143)
Inventories and prepaid expenses	352	1,008	(1,088)	—	272
Accounts payable	(8)	676	(520)	—	148
Accrued interest payable	8,555	41	(901)	—	7,695
Accrued expenses and other current liabilities	511	3,107	1,975	—	5,593
Intercompany receivables and payables	117,668	(116,883)	(785)	—	—
Other, net	58	3	1,297	—	1,358
Net cash provided by operating activities	63,511	18,431	78,056	—	159,998

Cash flows from investing activities:
Capital expenditures, net of construction payables	(1,389)	(22,076)	(22,890)	—	(46,355)
Proceeds from sale of property and equipment	9	1	833	—	843
Distributions in excess of earnings from joint ventures	—	—	150	—	150
Distributions from subsidiaries	40,626	—	—	(40,626)	—
Proceeds from repayment of Native American development costs	—	—	195,779	—	195,779
Native American development costs	—	—	(19,523)	—	(19,523)
Other, net	(83)	(273)	(4,380)	—	(4,736)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) investing activities	39,163	(22,348)	149,969	(40,626)	126,158

Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	25,000	—	574,688	—	599,688
Payments under credit agreements with original maturity dates of three months or less, net	(8,400)	—	(7,800)	—	(16,200)
Payments under credit agreements with original maturity dates greater than three months	(105,477)	—	(689,027)	—	(794,504)
Cash paid for early extinguishment of debt	—	—	(9,880)	—	(9,880)
Distributions to members and noncontrolling interests	(9,107)	—	(49,029)	40,626	(17,510)
Debt issuance costs	(712)	—	(15,560)	—	(16,272)
Payments on other debt	(1,111)	(122)	(507)	—	(1,740)
Net cash used in financing activities	(99,807)	(122)	(197,115)	40,626	(256,418)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	2,867	(4,039)	30,910	—	29,738
Balance, beginning of period	(2,420)	50,479	47,762	—	95,821
Balance, end of period	$447	$46,440	$78,672	$—	$125,559

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$48,827	$82	$26,245	$—	$75,154

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM JUNE 17, 2011 THROUGH SEPTEMBER 30, 2011 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(19,813)	$19,157	$(4,291)	$(14,866)	$(19,813)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	865	19,650	18,004	—	38,519
Write–downs and other charges, net	(3)	312	376	—	685
Earnings from subsidiaries	(14,866)	—	—	14,866	—
Amortization of debt discount and debt issuance costs	15,491	—	5,008	—	20,499
Interest – paid in kind	—	—	1,135	—	1,135
Earnings from joint ventures	—	—	(332)	—	(332)
Changes in assets and liabilities:
Restricted cash	10,769	—	1,562	—	12,331
Receivables, net	1,624	1,353	1,472	—	4,449
Inventories and prepaid expenses	(1,724)	(3,298)	(4,013)	—	(9,035)
Accounts payable	(4,400)	(7,029)	(10,326)	—	(21,755)
Accrued interest payable	4,820	50	1,384	—	6,254
Accrued expenses and other current liabilities	(14,742)	3,707	917	—	(10,118)
Intercompany receivables and payables	26,847	(33,710)	6,863	—	—
Other, net	(1,449)	608	(950)	—	(1,791)
Net cash provided by operating activities	3,419	800	16,809	—	21,028

Cash flows from investing activities:
Capital expenditures, net of construction payables	(2,979)	(8,654)	(3,826)	—	(15,459)
Proceeds from sale of property and equipment	3	91	128	—	222
Distributions in excess of earnings from joint ventures	—	—	338	—	338
Proceeds from repayment of Native American development costs	—	—	10,000	—	10,000
Native American development costs	—	—	(2,340)	—	(2,340)
Other, net	(272)	(9)	(994)	—	(1,275)
Net cash (used in) provided by investing activities	(3,248)	(8,572)	3,306	—	(8,514)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued) FOR THE PERIOD FROM JUNE 17, 2011 THROUGH SEPTEMBER 30, 2011 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from financing activities:
Borrowings under credit agreements with original maturities of three months or less, net	7,800	—	5,100	—	12,900
Payments under credit agreements with original maturities greater than three months	(15,375)	—	(28,527)	—	(43,902)
Debt issuance costs	(341)	—	(81)	—	(422)
Payments on other debt	(408)	—	(1,117)	—	(1,525)
Net cash used in financing activities	(8,324)	—	(24,625)	—	(32,949)
Cash and cash equivalents:
Decrease in cash and cash equivalents	(8,153)	(7,772)	(4,510)	—	(20,435)
Balance, beginning of period	6,524	49,253	57,373	—	113,150
Balance, end of period	$(1,629)	$41,481	$52,863	$—	$92,715

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$13,424	$—	$9,361	$—	$22,785

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM JANUARY 1, 2011 THROUGH JUNE 16, 2011 (amounts in thousands, unaudited)

	Predecessors
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$3,357,474	$1,529,020	$(1,130,204)	$(398,816)	$3,357,474
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,822	42,237	15,103	—	61,162
Change in fair value of derivative instruments	(397)	—	—	—	(397)
Write–downs and other charges, net	633	2,206	614	—	3,453
Earnings from subsidiaries	(398,816)	—	—	398,816	—
Amortization of debt discount and debt issuance costs	—	—	196	—	196
Share–based compensation	6,224	—	—	—	6,224
Losses from joint ventures	—	—	16,397	—	16,397
Gain on dissolution of joint ventures	—	—	(250)	—	(250)
Reorganization items and fresh-start adjustments	(2,883,312)	(1,514,225)	1,137,542	—	(3,259,995)
Changes in assets and liabilities:
Restricted cash	(341)	(52,437)	41,822	—	(10,956)
Receivables, net	11,733	1,522	649	—	13,904
Inventories and prepaid expenses	2,050	2,483	8,839	—	13,372
Deferred income tax	(102,447)	—	(12,531)	—	(114,978)
Accounts payable	(7,652)	10,489	20,184	—	23,021
Accrued interest payable	(2,873)	797	8,545	—	6,469
Accrued expenses and other current liabilities	(11,002)	(1,527)	30,949	—	18,420
Intercompany receivables and payables	(4,863)	4,395	468	—	—
Other, net	30,361	(5,827)	8,077	—	32,611
Net cash provided by operating activities before reorganization items	594	19,133	146,400	—	166,127
Net cash used for reorganization items	(1,944,870)	—	(626,397)	—	(2,571,267)
Net cash (used in) provided by operating activities	(1,944,276)	19,133	(479,997)	—	(2,405,140)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued) FOR THE PERIOD FROM JANUARY 1, 2011 THROUGH JUNE 16, 2011 (amounts in thousands, unaudited)

	Predecessors
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from investing activities:
Capital expenditures, net of construction payables	(5,658)	(7,336)	(2,104)	—	(15,098)
Proceeds from sale of property and equipment	1	22	177	—	200
Distributions in excess of earnings from joint ventures	—	—	2,042	—	2,042
Native American development costs	—	—	(2,231)	—	(2,231)
Other, net	17,872	(13,327)	(8,099)	—	(3,554)
Net cash provided by (used in) investing activities	12,215	(20,641)	(10,215)	—	(18,641)
Cash flows from financing activities:
Proceeds from issuance of voting and non-voting units	279,000	—	—	—	279,000
Borrowings under Successor credit agreements with original maturities greater than three months	1,660,000	—	435,704	—	2,095,704
Payments under STN Term Loan with original maturities greater than three months	(625)	—	—	—	(625)
Debt issuance costs	(1,619)	—	—	—	(1,619)
Payments on other debt	(6)	(115)	(765)	—	(886)
Net cash provided by (used in) financing activities	1,936,750	(115)	434,939	—	2,371,574
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	4,689	(1,623)	(55,273)	—	(52,207)
Balance, beginning of period	1,835	50,876	112,646	—	165,357
Balance, end of period	$6,524	$49,253	$57,373	$—	$113,150

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$16,715	$16,241	$2,639	$—	$35,595

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    Subsequent Event

In November 2012, the Company entered into an agreement to purchase a 50.1% ownership interest in Fertitta Interactive. The transaction is expected to close by the end of November. Fertitta Interactive was formed in 2011 with the purchase of Cyber-Arts, an Oakland, California based company, which has developed a proprietary real money and social gaming platform under the Ultimate Gaming brand.

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
In accordance with the accounting guidance for fresh-start reporting, the condensed consolidated financial statements of the Successor are required to be presented separately from those of the Predecessors in this Quarterly Report on Form 10-Q. In the following discussion, we have presented certain historical operating results of the Company and the Predecessors for the nine months ended September 30, 2011 on a combined basis for purposes of analysis and comparison with current operating results.

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
Results of Operations
The following tables present selected financial results of the Company for the three and nine months ended September 30, 2012 compared to the financial results of the Company for the three months ended September 30, 2011 and the combined financial results of the Company and Predecessors for the nine months ended September 30, 2011 (dollars in thousands):

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

	Successor
	Station Casinos LLC		Percent change
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Net revenues—total	$295,728	$282,398	4.7%
Guarantor Group (a)	158,772	152,885	3.9%
Other operations (b)	130,127	123,782	5.1%
Management fees (c)	6,829	5,731	19.2%

Operating income—total	$14,367	$26,440	(45.7)%
Guarantor Group (a)	10,585	15,041	(29.6)%
Other operations (b)	(3,047)	5,668	(153.8)%
Management fees (c)	6,829	5,731	19.2%

Cash flows provided by (used in):
Operating activities	$51,216	$38,955
Investing activities	172,856	(2,462)
Financing activities	(187,488)	(42,487)

Nine Months Ended September 30, 2012 Compared to Combined Nine Months Ended September 30, 2011

	Successor		Predecessors
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Nine Months Ended September 30, 2011 (d)	Percent change
	Nine Months Ended September 30, 2012	Period From June 17, 2011 Through September 30, 2011	Period From January 1, 2011 Through June 16, 2011
Net revenues—total	$926,221	$325,947	$464,697	$84,052	$874,696	5.9%
Guarantor Group (a)	499,944	177,292	300,344	—	477,636	4.7%
Other operations (b)	404,270	141,962	153,588	84,052	379,602	6.5%
Management fees (c)	22,007	6,693	10,765	—	17,458	26.1%

Operating income—total	$123,873	$31,576	$48,599	$11,947	$92,122	34.5%
Guarantor Group (a)	72,183	18,234	22,924	—	41,158	75.4%
Other operations (b)	29,683	6,649	14,910	11,947	33,506	(11.4)%
Management fees (c)	22,007	6,693	10,765	—	17,458	26.1%

Cash flows provided by (used in):
Operating activities	$159,998	$21,028	$(2,405,140)	$(312,505)	$(2,696,617)
Investing activities	126,158	(8,514)	(18,641)	(1,418)	(28,573)
Financing activities	(256,418)	(32,949)	2,371,574	290,930	2,629,555
______________________________

(a)
Represents Station and its wholly owned subsidiaries that guarantee the Senior Notes, including Palace Station, Red Rock, Sunset Station, Boulder Station, NP Development LLC and NP Losee Elkhorn Holdings LLC (collectively with Station, the "Guarantor Group").

(b)
Includes the wholly owned properties of Green Valley Ranch, Texas Station, Santa Fe Station, Fiesta Rancho, Fiesta Henderson, Wild Wild West, Wildfire Rancho, Wildfire Boulder, Wildfire Sunset and Lake Mead Casino, as well as non-operating entities, corporate expense and eliminations.

(c)	Includes 100% of the management fee revenues from Gun Lake, which opened in February 2011, and management fees from Barley's, The Greens and Wildfire Lanes.

(d)
The results for the combined nine months ended September 30, 2011 were derived by the mathematical addition of the results of the Company for the period from June 17, 2011 through September 30, 2011 and the results of the Predecessors for the period from January 1, 2011 through June 16, 2011.

Consolidated Results of Operations
Consolidated net revenues for the three months ended September 30, 2012 increased by 4.7%, to $295.7 million as compared to $282.4 million for the three months ended September 30, 2011. Consolidated operating income was $14.4 million for the three months ended September 30, 2012 as compared to $26.4 million for the three months ended September 30, 2011. The decrease in consolidated operating income is primarily the result of asset impairment charges and write-downs and other charges recognized during the current year period, which are discussed below.
Consolidated net revenues for the nine months ended September 30, 2012 increased by 5.9%, to $926.2 million as compared to combined net revenues of $874.7 million for the nine months ended September 30, 2011. Consolidated operating income was $123.9 million for the nine months ended September 30, 2012 as compared to combined operating income of $92.1 million for the nine months ended September 30, 2011.

The following tables presents information about consolidated revenues and expenses (dollars in thousands):

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

	Successor
	Station Casinos LLC
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percent change
Casino revenues	$212,406	$203,176	4.5%
Casino expenses	87,243	80,592	8.3%
Margin	58.9%	60.3%

Food and beverage revenues	$56,603	$53,395	6.0%
Food and beverage expenses	39,911	39,463	1.1%
Margin	29.5%	26.1%

Room revenues	$25,829	$25,121	2.8%
Room expenses	10,874	10,252	6.1%
Margin	57.9%	59.2%

Other revenues	$18,130	$18,068	0.3%
Other expenses	7,909	7,749	2.1%

Selling, general and administrative	$76,571	$72,505	5.6%
Percent of net revenues	25.9%	25.7%

Development and preopening	$41	$356	(88.5)%
Depreciation and amortization	31,999	34,522	(7.3)%
Management fee expense	10,121	9,638	5.0%
Impairment of other assets	10,066	—	n/m
Write-downs and other charges, net	6,626	881	652.1%
Interest expense, net	52,439	45,100	16.3%
Loss on extinguishment of debt	51,794	—	n/m
Gain on Native American development	102,816	—	n/m
Change in fair value of derivative instruments	(800)	—	n/m

Nine Months Ended September 30, 2012 Compared to Combined Nine Months Ended September 30, 2011

	Successor		Predecessors
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Nine Months Ended September 30, 2011 (d)
	Nine Months Ended September 30, 2012	Period From June 17, 2011 Through September 30, 2011	Period From January 1, 2011 Through June 16, 2011			Percent change
Casino revenues	$664,856	$232,424	$339,703	$59,100	$631,227	5.3%
Casino expenses	265,054	92,601	136,037	23,574	252,212	5.1%
Margin	60.1%	60.2%	60.0%	60.1%	60.0%

Food and beverage revenues	$180,063	$62,562	$85,436	$19,484	$167,482	7.5%
Food and beverage expenses	120,649	46,023	60,717	12,407	119,147	1.3%
Margin	33.0%	26.4%	28.9%	36.3%	28.9%

Room revenues	$81,897	$29,298	$36,326	$9,753	$75,377	8.6%
Room expenses	32,592	11,928	15,537	3,064	30,529	6.8%
Margin	60.2%	59.3%	57.2%	68.6%	59.5%

Other revenues	$53,271	$21,762	$28,072	$4,205	$54,039	(1.4)%
Other expenses	20,578	9,278	10,822	2,125	22,225	(7.4)%

Selling, general and administrative expenses	$217,774	$83,543	$110,300	$18,207	$212,050	2.7%
Percent of net revenues	23.5%	25.6%	23.7%	21.7%	24.2%

Development and preopening expense	$171	$484	$1,752	$—	$2,236	n/m
Depreciation and amortization	94,301	38,519	61,162	9,512	109,193	(13.6)%
Management fee expense	33,338	11,098	—	3,112	14,210	n/m
Impairment of other assets	10,066	—	—	—	—	n/m
Write-downs and other charges, net	7,825	897	3,953	104	4,954	58.0%
Interest expense, net	144,763	51,721	43,294	20,582	115,597	25.2%
Loss on extinguishment of debt	51,794	—	—	—	—	n/m
Gain on Native American development	102,816	—	—	—	—	n/m
Interest and other expense from joint ventures	—	—	15,452	—	15,452	n/m
Change in fair value of derivative instruments	(800)	—	397	—	397	(301.5)%
______________________________
n/m = Not meaningful

Casino.  Casino revenues increased 4.5% to $212.4 million for the three months ended September 30, 2012 as compared to casino revenues of $203.2 million for the three months ended September 30, 2011. The $9.2 million improvement in casino revenues is due to increased casino volume at our properties as a result of our focused marketing efforts, including our Boarding Pass program. Casino expenses increased by 8.3% for the three months ended September 30, 2012 compared to the same period in the prior year, primarily due to the increased casino volume at our properties.

Casino revenues increased 5.3% to $664.9 million for the nine months ended September 30, 2012 as compared to combined casino revenues of $631.2 million for the nine months ended September 30, 2011. The $33.7 million improvement in casino revenues is due to increased casino volume at our properties as a result of our focused marketing efforts, including our Boarding Pass program. Casino expenses increased by 5.1% for the nine months ended September 30, 2012 compared to the same period in the prior year, primarily due to the increased casino volume at our properties.
Food and Beverage.   Food and beverage revenues increased 6.0% for the three months ended September 30, 2012 as compared to food and beverage revenues for the prior year period, primarily due to a 5.4% increase in the number of restaurant guests served. Food and beverage expenses increased by 1.1% for the three months ended September 30, 2012 as compared to the prior year period.
Food and beverage revenues increased 7.5% for the nine months ended September 30, 2012 as compared to combined food and beverage revenues for the prior year period. The number of restaurant guests served increased 6.4% and the average guest check increased 1.9% for the nine months ended September 30, 2012 as compared to the prior year period. Food and beverage expenses increased by 1.3% for the nine months ended September 30, 2012 as compared to the prior year period.
During the year ended December 31, 2011, we took over the operations of six previously leased cafés, and the quarter-over-quarter and year-over-year increases in our food revenues and number of restaurant guests served is primarily the result of the café conversions. Cost control efforts have enabled us to improve our food and beverage margins for both the quarter-over-quarter and year-over-year periods.
Room.  The following table shows key information about our hotel operations:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2012	2011		2012	2011
	Station Casinos LLC			Station Casinos LLC	Combined Successor and Predecessors
Occupancy	90%	86%	4.7%	89%	86%	3.5%
Average daily rate	$67	$69	(2.9)%	$73	$70	4.3%
Revenue per available room	$60	$59	1.7%	$65	$60	8.3%

Occupancy is calculated by dividing total occupied rooms including complimentary rooms by total rooms available. Average daily rate ("ADR") is calculated by dividing total room revenue including the retail value of promotional allowances by total rooms occupied including complimentary rooms. Revenue per available room is calculated by dividing total room revenue including the retail value of promotional allowances by total rooms available.

Room revenues increased 2.8% for the three months ended September 30, 2012 compared to the same period in the prior year as a result of an increase in occupancy levels, partially offset by a decrease in ADR. Occupancy increased to 90% for the three months ended September 30, 2012 compared to 86% for the prior year period. ADR for the three months ended September 30, 2012 decreased 2.9% compared to ADR for the same period in the prior year. Room expenses increased 6.1% for the three months ended September 30, 2012 compared to room expenses for the same period in the prior year. The increase in room expenses is primarily due to costs associated with driving incremental improvements in ADR.

Room revenues increased 8.6% for the nine months ended September 30, 2012 compared to combined room revenues for the same period in the prior year as a result of improvements in both occupancy levels and ADR. Occupancy improved by 3.5% for the nine months ended September 30, 2012 compared to the prior year period. ADR for the nine months ended September 30, 2012 improved 4.3% compared to the same period in the prior year, reflecting improvements across most of our properties. Room expenses increased 6.8% for the nine months ended September 30, 2012 compared to combined room expenses for the same period in the prior year. The increase in room expenses is primarily due to costs associated with driving incremental improvements in ADR.

Other.  Other revenues primarily include revenues from gift shops, bowling, entertainment, leased outlets and spas. Other revenues were $18.1 million and $53.3 million, respectively, for the three and nine months ended September 30, 2012 compared to $18.1 million and $54.0 million, respectively, for the three and nine months ended September 30, 2011. Other expenses were $7.9 million and $20.6 million, respectively, for the three and nine months ended September 30, 2012 compared to other expenses of $7.7 million and $22.2 million, respectively, for the prior year periods.
Management Fees.  Our management fee revenue primarily represents fees earned by our 50% owned consolidated investee, MPM, for the management of Gun Lake Casino, which opened February 10, 2011. MPM is a variable interest entity and required to be consolidated. MPM receives a management fee equal to 30% of Gun Lake Casino's net income (as defined in the management agreement). In addition, we are the managing partner of Barley's, The Greens and Wildfire Lanes and receive management fees equal to 10% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from these properties. For the three and nine months ended September 30, 2012, management fee revenue increased to $6.8 million and $22.0 million, respectively, as compared to $5.7 million and $17.5 million, respectively, in the prior year periods. Management fee revenue was higher during the nine months ended September 30, 2012 primarily due to the opening of Gun Lake Casino in February 2011.
Selling, General and Administrative ("SG&A").  SG&A expenses totaled $76.6 million and $217.8 million, respectively, for the three and nine months ended September 30, 2012 as compared to SG&A of $72.5 million and combined SG&A of $212.1 million, respectively, for the prior year periods. SG&A expenses as a percentage of net revenues increased slightly to 25.9% for the three months ended September 30, 2012 as compared to 25.7% for the same period in the prior year. For the nine months ended September 30, 2012, SG&A as a percentage of net revenues decreased to 23.5% as compared to 24.2% for the prior year period. The quarter-over-quarter and year-over-year increases in SG&A expenses are primarily the result of increases in payroll and related expenses, including $1.2 million of share-based compensation for the three and nine months ended September 30, 2012.
Development and Preopening.  Development expense includes costs to identify potential gaming opportunities and other development opportunities. Preopening expense represents certain costs incurred prior to the opening of projects under development, including payroll, travel and legal expenses. Subsequent to the Effective Date, certain development activities are performed on our behalf by affiliates of Fertitta Entertainment under the management agreements and as a result, development and preopening expense of Successor is not fully comparable to that of Predecessors.
Depreciation and Amortization.  The resetting of the carrying values of our assets and liabilities in fresh-start reporting resulted in changes in the carrying values of our depreciable property, plant and equipment and definite-lived intangible assets. As a result, depreciation and amortization expense for the Successor is not comparable to the combined depreciation and amortization expense of the Predecessors. Depreciation and amortization expense for the three and nine months ended September 30, 2012 was $32.0 million and $94.3 million, respectively, compared to $34.5 million and $109.2 million, respectively, for the prior year periods.
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
Impairment of Other Assets. During the three months ended September 30, 2012, we prepared a business enterprise valuation for the purpose of estimating the fair value of share-based compensation awards granted during the period. During the valuation process, we became aware that the appraised values of certain parcels of our land held for development were less than their carrying values. As a result, we tested our land held for development for impairment and recorded an impairment loss of approximately $10.1 million to write down the carrying values of certain parcels totaling $120.4 million to their fair values totaling $110.3 million. Prior to the preparation of the business enterprise valuation, no indicators of impairment existed for any of the our assets.
Write-downs and Other Charges, Net. Write-downs and other charges, net includes charges related to non-routine transactions such as losses on asset disposals, severance expense, legal settlements and other non-routine charges. For the three and nine months ended September 30, 2012, write-downs and other charges, net primarily represents a $5.0 million settlement paid in satisfaction of an option granted to a former owner of GVR Predecessor to reacquire an ownership interest in Green Valley Ranch as provided in a settlement agreement. For the three and nine months ended September 30, 2011, write-downs and other charges, net primarily represents net losses on asset disposals.

Interest Expense, Net.  Interest expense, net, for the three months ended September 30, 2012 was $52.4 million as compared to $45.1 million for the same period in the prior year. The increase in interest expense is primarily due to a $154.8 million repayment on the original Opco term loan in August 2012 which resulted in a write-off of $5.4 million of debt discount. In addition, the conversion of the $625 million Propco Tranche B-3 term loan to senior notes in January 2012 at the election of the lenders resulted in a $2.9 million increase in interest expense for the three months ended September 30, 2012 as compared to the prior year period.
As a result of the Chapter 11 Cases and related transactions, our interest expense, net, for the nine months ended September 30, 2012 is not comparable to the combined interest expense of the Company and the Predecessors for the same period in the prior year. The principal amount of our outstanding indebtedness at September 30, 2012 was approximately $2.3 billion compared to approximately $6.7 billion for the combined Predecessors prior to the Effective Date. In accordance with ASC Topic 852, following the filing of the Chapter 11 Cases, interest expense was recognized only to the extent that it was expected to be paid or to become an allowed claim in the bankruptcy proceedings. Had the Predecessors recognized interest expense at the contractual terms, interest expense for the period from January 1, 2011 through June 16, 2011 would have been $149.1 million higher than the amount recorded.
The following table presents summarized information related to interest expense (amounts in thousands):

	Successor				Predecessors
	Station Casinos LLC				Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Period From June 17, 2011 Through September 30, 2011	Period From January 1, 2011 Through June 16, 2011
Interest cost, net of interest income	$30,379	$27,693	$92,708	$32,148	$46,037	$20,255
Amortization of debt discount and debt issuance costs	23,022	18,113	55,733	20,499	196	327
Less: capitalized interest	(962)	(706)	(3,678)	(926)	(2,939)	—
Interest expense, net	$52,439	$45,100	$144,763	$51,721	$43,294	$20,582
Loss on Extinguishment of Debt. During the three months ended September 30, 2012, we recognized a $51.8 million loss on debt extinguishment related to the refinancing of our Opco and GVR credit facilities, primarily representing the write-off of unamortized debt discount and debt issuance costs related to the previous credit facilities. See Note 5 — Long-term Debt in the accompanying condensed consolidated financial statements for additional information about the refinancing transactions.
Gain on Native American Development. On August 22, 2012, we received a payment of $194.2 million from the Federated Indians of Graton Rancheria ("FIGR") in partial repayment of costs we had advanced for their gaming and entertainment project, and we recognized a gain of $102.8 million representing the difference between the carrying value of the project and the payment received. The gain resulted from the adjustment of the carrying value of the project to fair value upon our adoption of fresh-start reporting at June 17, 2011, and our deferral of the return on the advances until the carrying value had been recovered. We have no ongoing contractual obligation related to the amount collected, and the amount collected is nonrefundable. At September 30, 2012, the remaining amounts due from the FIGR total $55.7 million, which we will recognize in income when collected.
Interest and Other Expense from Joint Ventures.  STN recorded interest and other expense from unconsolidated joint ventures of $15.5 million for the period from January 1, 2011 through June 16, 2011. We recognized no interest and other expense from our investments in joint venture properties during the Successor Period, and we do not expect interest and other expense from such investments to be a significant component of our future operating results.
Change in Fair Value of Derivative Instruments. In September 2012, in connection with entering into the Opco Credit Agreement, we (a) discontinued the designated cash flow hedging relationships on our three interest rate swaps, (b) terminated one of the swaps, (c) amended and redesignated another of the swaps, (d) redesignated a portion of a third swap, and (e) accelerated the reclassification of $0.7 million of deferred losses from other comprehensive income to earnings because it became probable that certain hedged forecasted transactions would not occur. A portion of one of our two remaining swaps is no longer designated in a cash flow hedging relationship, and there is a small amount of ineffectiveness in the redesignated hedging relationships.

Upon discontinuation of the cash flow hedging relationships, cumulative net losses of $28.6 million that had been recognized in other comprehensive income will be amortized as an increase to interest expense as the hedged interest payments continue to occur through July 2015. Future changes in the fair value of the undesignated portion of the partially designated swap and the ineffective portions of the redesignated swaps will be recognized in earnings as they occur. For the three and nine months ended September 30, 2012, we recognized a loss of $0.1 million related to changes in fair value of undesignated portion of the partially designated swap, and the ineffective portions of the designated interest rate swaps. Amortization of the deferred losses on the discontinued cash flow hedging relationships increased interest expense by $0.1 million during the three and nine months ended September 30, 2012.
Guarantor Group Results of Operations
The following discussion provides information about the results of operations of the Guarantor Group for the three and nine months ended September 30, 2012 as compared to the historical results of the Guarantor Group for the three months ended September 30, 2011 and the combined historical results of the Guarantor Group and the entities that were predecessors of the Guarantor Group for the nine months ended September 30, 2011.
Net revenues of the Guarantor Group increased by 3.9% to $158.8 million for the three months ended September 30, 2012 as compared to net revenues of $152.9 million for the three months ended September 30, 2011. Net revenues of the Guarantor Group increased by 4.7% to $499.9 million for the nine months ended September 30, 2012 as compared to net revenues of $477.6 million for the prior year period. Operating income of the Guarantor Group was $10.6 million and $72.2 million, respectively, for the three and nine months ended September 30, 2012 compared to operating income of $15.0 million and $41.2 million, respectively, for the three and nine months ended September 30, 2011.

The following table presents information about the Guarantor Group's operating results (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2012	2011		2012	2011
	Guarantor Group			Guarantor Group	Combined Guarantor Group and Predecessor Entities
Net revenues	$158,772	$152,885	3.9%	$499,944	$477,636	4.7%
Operating income	10,585	15,041	(29.6)%	72,183	41,158	75.4%

Casino revenues	$113,086	$109,831	3.0%	$356,421	$340,449	4.7%
Casino expenses	46,012	43,425	6.0%	141,331	136,212	3.8%
Margin	59.3%	60.5%		60.3%	60.0%

Food and beverage revenues	$33,421	$31,236	7.0%	105,932	$98,467	7.6%
Food and beverage expenses	23,529	22,920	2.7%	70,453	70,039	0.6%
Margin	29.6%	26.6%		33.5%	28.9%

Room revenues	$16,840	$16,245	3.7%	$53,945	$48,708	10.8%
Room expenses	6,875	6,585	4.4%	20,754	19,336	7.3%
Margin	59.2%	59.5%		61.5%	60.3%

Other revenues	$9,237	$8,756	5.5%	$26,305	$25,807	1.9%
Other expenses	3,987	3,684	8.2%	9,676	10,000	(3.2)%

Selling, general and administrative	$38,719	$37,026	4.6%	$108,767	$107,304	1.4%
Percent of net revenues	24.4%	24.2%		21.8%	22.5%

Management fee expense	$5,525	$5,302	4.2%	$18,434	$6,150	n/m
Interest expense, net	$32,527	$29,249	11.2%	$95,918	$72,888	n/m
______________________________
n/m = Not meaningful

Casino.    Casino revenues increased 3.0% to $113.1 million for the three months ended September 30, 2012 as compared to $109.8 million for the three months ended September 30, 2011. The $3.3 million improvement in casino revenues is due to increased casino volume at our properties as a result of our focused marketing efforts, including our Boarding Pass program. Casino expenses increased by 6.0% for the three months ended September 30, 2012 compared to the same period in the prior year, primarily due to the increased casino volume at our properties.

Casino revenues increased 4.7% to $356.4 million for the nine months ended September 30, 2012 as compared to combined casino revenues of $340.4 million for the nine months ended September 30, 2011. The $16.0 million improvement in casino revenues is due to increased casino volume at our properties as a result of our focused marketing efforts, including our Boarding Pass program. Casino expenses increased by 3.8% for the nine months ended September 30, 2012 compared to the same period in the prior year, primarily due to the increased casino volume at our properties.
Food and Beverage.     Food and beverage revenues increased 7.0% for the three months ended September 30, 2012 as compared the combined food and beverage revenues for the prior year period, primarily due to a 3.6% increase in the number of restaurant guests served. Food and beverage expenses increased 2.7% for the three months ended September 30, 2012 as compared to the prior year.
Food and beverage revenues increased 7.6% for the nine months ended September 30, 2012 as compared to combined food and beverage revenues for the prior year period, primarily due to a 4.0% increase in the number of restaurant guests served. Food and beverage expenses increased 0.6% for the nine months ended September 30, 2012 as compared to the prior year.
During the year ended December 31, 2011, we took over the operations of three previously leased cafés, and the increases in food and beverage revenues and number of restaurant guests served are primarily the result of these café conversions.
Room.  The following table shows key information about hotel operations:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2012	2011		2012	2011
	Guarantor Group			Guarantor Group	Combined Guarantor Group and Predecessor Entities
Occupancy	90%	86%	4.7%	90%	87%	3.4%
Average daily rate	$68	$70	(2.9)%	$75	$71	5.6%
Revenue per available room	$61	$60	1.7%	$68	$62	9.7%

Room revenues increased 3.7% for the three months ended September 30, 2012 compared to the same period in the prior year primarily as a result of a 4.7% improvement in occupancy for the three months ended September 30, 2012 compared to the prior year period. Room expenses increased 4.4% for the three months ended September 30, 2012 compared to the same period in the prior year.

Room revenues increased 10.8% for the nine months ended September 30, 2012 compared to the same period in the prior year primarily as a result of improvements in both occupancy levels and ADR. Occupancy improved by 3.4% for the nine months ended September 30, 2012 compared to the prior year. Room expenses increased 7.3% for the nine months ended September 30, 2012 compared to the same period in the prior year. The increases in room expenses for the quarter and year-to-date periods are primarily due to costs associated with driving incremental improvements in ADR.
Other.  Other revenues primarily include revenues from gift shops, bowling, entertainment, leased outlets and spas. Other revenues were $9.2 million and $26.3 million, respectively, for the three and nine months ended September 30, 2012 compared to $8.8 million and $25.8 million, respectively, for the comparable prior year periods. Other expenses were $4.0 million and $9.7 million, respectively, for the three and nine months ended September 30, 2012 compared to $3.7 million and $10.0 million, respectively, for the prior year periods.
Selling, General and Administrative ("SG&A").  SG&A expenses totaled $38.7 million for the three months ended September 30, 2012 as compared to $37.0 million for the prior year period. SG&A expenses totaled $108.8 million for the nine months ended September 30, 2012 as compared to $107.3 million for the prior year period. The increase in SG&A expenses is due primarily to increases in payroll and related expenses.
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
Interest Expense, Net.  Interest expense, net, for the three months ended September 30, 2012 was $32.5 million as compared to $29.2 million for the same period in the prior year. The conversion of the $625 million Propco Tranche B-3 term loan to senior notes in January 2012 at the election of the lenders resulted in a $2.9 million increase in interest expense for the three months ended September 30, 2012 as compared to the prior year period.
As a result of the Chapter 11 Cases and related transactions, our interest expense, net, for the nine months ended September 30, 2012 is not comparable to the interest expense of the entities that were predecessors of the Guarantor Group for the same period in the prior year. The principal amount of our outstanding indebtedness at September 30, 2012 was approximately $1.6 billion compared to approximately $5.3 billion for the predecessors of the Guarantor Group prior to the Effective Date. In accordance with ASC Topic 852, following the filing of the Chapter 11 Cases, interest expense was recognized only to the extent that it was expected to be paid or to become an allowed claim in the bankruptcy proceedings.
The following table presents summarized information related to interest expense of the Guarantor Group (amounts in thousands):

	Guarantor Group				Predecessor Entities
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Period From June 17, 2011 Through September 30, 2011	Period From January 1, 2011 Through June 16, 2011
Interest cost, net of interest income	$19,086	$15,686	$57,640	$18,288	$39,132
Amortization of debt discount and debt issuance costs	13,447	13,563	38,284	15,468	—
Less: capitalized interest	(6)	—	(6)	—	—
Interest expense, net	$32,527	$29,249	$95,918	$33,756	$39,132

Change in Fair Value of Derivative Instruments. In September 2012, in connection with entering into the Opco Credit Agreement, the Guarantor Group discontinued the designated cash flow hedging relationships on its interest rate swap and redesignated a portion of the swap. This redesignated cash flow hedging relationship resulted in a small amount of ineffectiveness during the current quarter. The portion of the swap that is no longer designated in a cash flow hedging relationship is marked to market through earnings. Upon discontinuation of the original cash flow hedging relationship, a net loss of $20.2 million was recognized in other comprehensive income, which will be amortized as an increase to interest expense as the hedged interest payments continue to occur through July 2015. Future changes in the fair value of the undesignated portion and ineffective portion of the Guarantor Group's swap will be recognized in earnings as they occur.

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
Consolidated
Capital Resources
At September 30, 2012, we had $125.6 million in cash and cash equivalents, which is primarily used for the day-to-day operations of our properties. At September 30, 2012, our borrowing availability was $76.8 million under the Propco Credit Agreement and $197.6 million under the Opco Credit Agreement. Our restricted cash totaled $2.0 million at September 30, 2012, primarily representing escrow balances related to the transactions undertaken on the Effective Date (the "Restructuring Transactions").
Our primary cash requirements for the remainder of 2012 are expected to include principal and interest payments on our indebtedness, and approximately $25 million to $35 million for maintenance and other capital expenditures. We believe that cash flows from operations, available borrowings under our Credit Agreements and existing cash balances will be adequate to satisfy our anticipated uses of capital for the foreseeable future, and we are continually evaluating our liquidity position and our financing needs. We cannot provide assurance, however, that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.

Cash Flow from Operations
Our operating cash flows primarily consist of operating income generated by our properties, excluding depreciation and other non-cash charges, interest paid and changes in working capital accounts. The majority of our revenues is generated from our slot machine and table game play, which is conducted primarily on a cash basis. In addition, our food and beverage, room and other revenue are also primarily cash-based. As a result, fluctuations in our revenues have a direct impact on our cash flows from operations. During the nine months ended September 30, 2012, net cash provided by operating activities totaled $160.0 million, compared to combined net cash used in operating activities of $2.7 billion for the nine months ended September 30, 2011. The $2.9 billion increase in cash provided by operating activities primarily represents cash paid for reorganization items during the prior year. In addition, operating income improved by $31.8 million during the nine months ended September 30, 2012 compared to the combined operating income for the prior year period as discussed under Consolidated Results of Operations above.
Investing Activities
During the nine months ended September 30, 2012, capital expenditures totaled $46.4 million for maintenance capital and other projects, as compared to combined capital expenditures of $32.0 million for the nine months ended September 30, 2011. We classify items as maintenance capital to differentiate replacement type capital expenditures such as new slot machines from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age.
On August 22, 2012, third-party financing totaling $850 million was completed by the Federated Indians of Graton Rancheria ("FIGR") for their casino project, and we received a repayment of $194.2 million on our advances. Upon receipt of this repayment, we recognized a gain of $102.8 million representing the difference between the payment received and the carrying value of the project. The difference resulted from the adjustment of the carrying value of the project to fair value upon our adoption of fresh-start reporting at June 17, 2011 and our deferral of the return on our advances until the carrying value had been recovered. We have no ongoing contractual obligation related to the amount collected, and the amount collected is nonrefundable. At September 30, 2012, the remaining amounts due from the FIGR total $55.7 million, which we will recognize in income as collected. In addition, during the nine months ended September 30, 2012, we paid $19.5 million in reimbursable advances for Native American development projects.
Financing Activities
On September 28, 2012, we terminated the existing Opco and GVR credit agreements and Opco and GVR, jointly and severally, as co-borrowers entered into a new credit agreement with a term loan facility of $575 million and a revolving credit facility in the maximum amount of $200 million, which mature on September 28, 2019 and September 28, 2018, respectively. Approximately $517 million of the borrowings incurred under the new term loan were applied to repay in full amounts outstanding under the previous Opco and GVR credit facilities. The remaining borrowings under the new term loan were used for transaction fees and expenses, ongoing working capital and other general corporate purposes. During the nine months ended September 30, 2012, we reduced the outstanding indebtedness of Opco and GVR by $116.6 million, including the impact of the refinancing, and we reduced the amount of indebtedness outstanding under the Propco Credit Agreement by $88.9 million.
Guarantor Group
At September 30, 2012, the Guarantor Group had $46.9 million in cash and cash equivalents, which is primarily used for the day-to-day operations of the Guarantor Group's properties. The Guarantor Group's borrowing availability at September 30, 2012 was $76.8 million under the Propco Credit Agreement. Restricted cash was $1.6 million at September 30, 2012, primarily representing escrow balances related to the Restructuring Transactions.
During the nine months ended September 30, 2012, cash provided by operating activities of the Guarantor Group totaled $81.9 million. During the nine months ended September 30, 2012, the Guarantor Group paid cash totaling $23.5 million for maintenance capital and other projects, $88.9 million for net principal payments on borrowings under the Propco Credit Agreement, and $1.2 million in principal payments on other debt.
The Guarantor Group's primary cash requirements for the remainder of 2012 are expected to include (i) principal and interest payments on indebtedness, and (ii) approximately $10 million to $15 million for maintenance and other capital expenditures. We believe that the Guarantor Group's cash flows from operations, available borrowings under the Propco Credit

Agreement and existing cash balances will be adequate to satisfy its anticipated uses of capital for the foreseeable future, and we are continually evaluating the Guarantor Group's liquidity position and financing needs. We cannot provide assurance, however, that the Guarantor Group will generate sufficient income and liquidity to meet all of its liquidity requirements or other obligations.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities nor do we have any derivative arrangements other than the previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At September 30, 2012, we had outstanding letters of credit totaling $9.6 million.
Contractual Obligations
There have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011 except for the changes resulting from the termination of the previous Opco and GVR credit agreements, the entry into the new Opco credit agreement, and the termination of one of our interest rate swaps.
The following table summarizes our contractual obligations at September 30, 2012 related to long-term debt and interest rate swaps (amounts in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Long-term debt and interest rate swaps (a)	$132,441	$235,155	$1,898,372	$593,533	$2,859,501
___________________________________
(a) Includes principal and contractual interest payments on long-term debt and projected cash payments on interest rate swaps based on interest rates in effect at September 30, 2012. See Notes 5 and 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information related to long-term debt and derivative instruments.
Native American Development
Following is a summary of our Native American Development projects, which are more fully described in Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The Federated Indians of Graton Rancheria
We have entered into development and management agreements with the FIGR, a federally recognized Native American tribe. Pursuant to those agreements, we are assisting the FIGR in developing a gaming and entertainment project located near the City of Rohnert Park in Sonoma County, California. We will assist the FIGR in operating the project upon completion. Construction of the casino commenced in June 2012, and we expect the casino will commence operations during the fourth quarter of 2013. There can be no assurance, however, that the project will be constructed and opened within this time frame.
The management agreement has a term of seven years from the date of opening of the project and Station will receive a management fee equal to 24% of the facility's net income in years 1 through 4 and 27% of the facility's net income in years 5 through 7. Station will also receive a development fee equal to 2% of the cost of the project upon the opening of the project. The NIGC has approved the management agreement for Class II and Class III gaming at the planned facility. Class II gaming includes games of chance such as bingo, pull-tabs, tip jars and punch boards (and electronic or computer-aided versions of such games), and non-banked card games, while Class III gaming includes casino–style games. The FIGR and Station always contemplated the approval of Class III gaming, which would permit casino-style gaming, at the planned facility. Class III gaming requires a compact (the “FIGR Compact”) signed by the Governor, ratified by the California legislature and approved by the Secretary of the Interior (the "Secretary"), as well as a management agreement for Class III gaming approved by the NIGC.
Representatives of FIGR and the Governor of the State of California negotiated the FIGR Compact and Governor Brown executed the FIGR Compact on March 27, 2012. The FIGR Compact provides for the FIGR to operate up to 3,000 slot machines at the proposed project in return for sharing up to 15% of the net proceeds with the State of California, Sonoma

County, the City of Rohnert Park and other Native American tribes, which includes payments due to local authorities under any memorandum of understanding. Assembly Bill 517 (as amended), the legislation necessary to ratify the Compact, was introduced in the California legislature on April 19, 2012. On May 7, 2012, the California Senate passed A.B. 517 and on May 10, 2012, the California Assembly passed A.B. 517. The FIGR Compact was submitted to the DOI for consideration by the Secretary on May 21, 2012. The FIGR Compact was deemed approved by the Secretary and became effective when it was published in the Federal Register on July 11, 2012. On August 1, 2012, the Chairwoman of the NIGC approved the Amended and Restated Gaming Management Agreement between the FIGR and Station, thereby permitting us to manage all Class II and Class III gaming to be operated at the facility.
We provided certain advances for the development of the project, including, but not limited to, monthly payments to the FIGR, professional fees, consulting services, mitigation costs and design and pre-construction services fees. The Company and STN had advanced approximately $172.3 million toward the development of the project through August 21, 2012. On August 22, 2012, we received a partial repayment of $194.2 million from the FIGR and recognized a gain of $102.8 million representing the difference between the carrying value of the project and the payment received. The gain resulted from the adjustment of the carrying value of the project to fair value upon our adoption of fresh-start reporting at June 17, 2011 and our deferral of the return on our advances until the carrying value had been recovered. We have no ongoing contractual obligation related to the amount collected, and the amount collected is nonrefundable.  At September 30, 2012, remaining outstanding advances total $55.7 million, which will be recognized in income as collected. We expect the remaining amounts due to us will be repaid from the FIGR's gaming revenues, but there can be no assurance that such amounts will be repaid.
During 2010, the BIA accepted approximately 254 acres of land owned by Station into trust on behalf of the FIGR for the development of the project by Station and the FIGR. Construction of the casino commenced in June 2012 and we expect that the casino will commence operations during the fourth quarter of 2013. There can be no assurance, however, that the project will be constructed and opened within this time frame.
We have evaluated the likelihood that the FIGR project will be successfully completed and opened, and have concluded that at September 30, 2012, the likelihood of successful completion is in the range of 95% to 100%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including the status of required regulatory approvals, and the progress being made toward the achievement of all milestones and the likelihood of successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that such changes will not be material. In addition, there can be no assurance that we will recover all of our investment in the project even if it is successfully completed and opened for business.
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
On August 31, 2012, the Governor of California concurred with the Assistant Secretary's determination that placing the Site in trust was in the best interest of the Mono and was not detrimental to the surrounding community. On the same day, Governor Brown also signed a new tribal-state Class III gaming compact (the “2012 Compact”) between the State and the

Mono. The California legislature must still ratify the 2012 Compact and the DOI must then either approve the Compact or otherwise allow it to become effective by operation of law. Once effective, the 2012 Compact will regulate gaming at the Mono’s proposed gaming project on the Site. The 2012 Compact provides for the Mono to operate up to 2,000 slot machines at the proposed project. No assurances can be provided as to whether the DOI will accept the Site into trust for the benefit of the Mono, whether the California legislature will ratify the 2012 Compact, or whether the Secretary of the Interior will approve the 2012 Compact or otherwise allow it to become effective. Notwithstanding the foregoing, opponents of the project may still seek to exercise their legal remedies to delay or stop the project.
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
We have evaluated the likelihood that the Mono project will be successfully completed and opened, and have concluded that at September 30, 2012, the likelihood of successful completion is in the range of 60% to 70%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that we will recover all of our investment in the project even if it is successfully completed and opened for business.
Land Held for Development
As of September 30, 2012, our land held for development consisted primarily of 11 sites that are owned or leased, including sites in the Las Vegas valley, northern California, and Reno, Nevada, which could be used for new casino development or other associated development. Our decision whether to proceed with any new gaming development is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations, many of which are beyond our control.
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

In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food purchased for use in complimentary meals provided to patrons and employees is not subject to Nevada use tax. The Company has filed refunds for the periods from March 2000 through February 2008, and began claiming this exemption on its sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision. The amount subject to these refunds is approximately $15.6 million plus interest. The Department of Taxation subsequently audited the Company and issued a sales tax deficiency on the cost of food used in complimentary meals provided to patrons and employees for the period March 2000 through February 2008. On July 9, 2012, a Nevada Administrative Law Judge concluded that the State's sales tax deficiency for Station's complimentary meals provided to patrons and employees for the period March 2000 through February 2008 will be allowed, but only to the extent of use tax previously paid for these meals. The Administrative Law Judge did award the Company a refund of approximately $0.7 million of use tax paid on certain non-gaming related promotional meals. The Company appealed the decision. On October 1, 2012, the Nevada Tax Commission upheld the Administrative Law Judge's decision. The Company has appealed that portion of the decision that denied the refund. The City of Henderson has appealed the refund awarded for non-gaming related promotional meals. On October 17, 2012, in a case involving another gaming company, a Clark County District Court ruled that complimentary meals provided to patrons are subject to sales tax, while employee meals are not subject to sales tax. The Company believes that the decision will be appealed to the Nevada Supreme Court. In the accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011, the Company has not recorded a refund receivable for the previously paid use tax.

The Department of Taxation has issued a regulation that as of February 15, 2012, complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. On June 25, 2012 the Nevada Tax Commission adopted the Department of Taxation's regulation. The Department of Taxation has issued guidance delaying the payment of this sales tax until the earlier of (1) approval of the regulation by the Legislative Commission, (2) affirmation by the Nevada Supreme Court, (3) the effective date of relevant legislation or (4) June 30, 2013. As of September 30, 2012, the Company has accrued a liability for the estimated amount of sales tax on complimentary food and employee meals for the period February 15, 2012 through September 30, 2012.

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
Derivative Instruments
We have entered into various interest rate swaps to manage our exposure to interest rate risk. At September 30, 2012 we have two floating-to-fixed interest rate swaps with notional amounts totaling $1.1 billion which mature in 2015. These interest rate swaps effectively fix the interest rates on $1.1 billion of the Company's variable-rate debt at 5.1% and 5.6%, respectively, for amounts outstanding under the Propco and Opco credit agreements. As of September 30, 2012, we paid a weighted-average fixed interest rate of 1.52% and received a weighted-average variable interest rate of 0.45% on our swaps.
In September 2012, in connection with entering into the Opco Credit Agreement, we (a) discontinued the designated cash flow hedging relationships on our interest rate swaps, (b) terminated one of the swaps, (c) amended and redesignated another of the swaps, (d) redesignated a portion of a third swap, and (e) accelerated the reclassification of $0.7 million of deferred losses from other comprehensive income to earnings because it became probable that certain hedged forecasted transactions would not occur. We have designated $936.4 million in notional amount of our swaps as cash flow hedging instruments for accounting purposes, and $124.1 million in notional amount is not designated in a cash flow hedging relationship for accounting purposes. There is a small amount of ineffectiveness in the redesignated hedging relationships.

Upon discontinuation of the cash flow hedging relationships, cumulative net losses of $28.6 million that had been recognized in other comprehensive income will be amortized as an increase to interest expense as the hedged interest payments continue to occur through July 2015. Future changes in the fair value of the undesignated portion of the partially designated swap and the ineffective portions of the redesignated swaps will be recognized in earnings as they occur.
The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. For the three and nine months ended September 30, 2012, our interest rate swaps increased our interest expense by $3.2 million and $9.5 million, respectively. The changes in fair value of the designated portions of the swaps is recognized in other comprehensive income, and the changes in fair value of the ineffective portion of the designated swaps and the undesignated portion of the the partially designated swap are recognized in earnings as they occur.
Critical Accounting Policies
A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.
Forward-looking Statements
When used in this report and elsewhere by management from time to time, the words "may", "might", "could", "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the impact of our substantial indebtedness; the effects of local and national economic, credit and capital market conditions on consumer spending and the economy in general, and on the gaming and hotel industries in particular; the effects of competition, including locations of competitors and operating and market competition; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; risks associated with construction projects, including shortages of materials or labor, unexpected costs, unforeseen permitting or regulatory issues and weather; litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation; acts of war or terrorist incidents or natural disasters; and other risks described in our filings with the Securities and Exchange Commission. All forward-looking statements are based on our current expectations and projections about future events. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term and short-term borrowings under our Credit Agreements, and by using interest rate swaps to hedge against the earnings effects of interest rate fluctuations. Borrowings under the Credit Agreements bear interest at a margin above LIBOR or Base Rate (each as defined in the Credit Agreements) as selected by us. The total amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time.
At September 30, 2012, $1.03 billion of the borrowings under our Credit Agreements are based on LIBOR plus applicable margins of 1.81% to 4.25%. The LIBOR rate underlying our LIBOR-based borrowings was 0.22%. The remainder of the borrowings under our Credit Agreements are based on the Base Rate (as defined in the Credit Agreements), which ranged from 5.25% to 6.50% at September 30, 2012. The weighted-average interest rates for variable-rate debt shown in the following table are calculated using the rates in effect as of September 30, 2012. We cannot predict the LIBOR or Base Rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings as of September 30, 2012, an assumed 1% change in variable rates would cause our annual interest cost to change by approximately $2.1 million, after giving effect to our interest rate swaps which are further described below. The estimated fair value of our long-term debt at September 30, 2012 is $2.1 billion.

The following table shows information about future principal maturities, excluding original issue discounts, of our long-term debt and the weighted-average interest rates in effect at September 30, 2012 (dollars in thousands):

	Expected maturity date
	2012 (a)	2013	2014	2015	2016	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate (b)	$579	$2,278	$2,497	$2,657	$627,815	$33,871	$669,697	$527,697
Weighted-average interest rate	4.65%	4.35%	4.33%	4.34%	3.66%	3.79%	3.68%

Variable rate	$3,813	$15,250	$15,250	$15,250	$1,014,419	$550,562	$1,614,544	$1,555,060
Weighted-average interest rate	4.87%	4.87%	4.87%	4.87%	3.87%	6.50%	4.80%
____________________________________
(a) Reflects amounts for the period October 1, 2012 through December 31, 2012.
(b) Includes increasing-rate Senior Notes

We are also exposed to interest rate risk related to our interest rate swap agreements which we use to hedge a portion of our variable-rate debt. As of September 30, 2012, we have two variable-to-fixed interest rate swaps with notional amounts totaling $1.1 billion which effectively hedge a portion of the interest rate risk on borrowings under our Credit Agreements. Our interest rate swaps are matched with specific debt obligations. A portion of our interest rate swaps with notional amounts totaling $936.4 million are designated as cash flow hedges and qualify for hedge accounting. We do not use derivative financial instruments for trading or speculative purposes. Interest differentials resulting from interest rate swap agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate movements also affect the fair value of these interest rate swaps, which is reflected in other long-term liabilities in our condensed consolidated balance sheet. Fair value is estimated based upon current interest rates, and predictions of future interest rate levels along a yield curve, the remaining duration of the instruments, and other market conditions; therefore, fair value is subject to significant estimation and a high degree of variability between periods; however, to the extent that the interest rate swaps are effective in hedging the designated risk, the changes in the fair value of these interest rate swaps are deferred in other comprehensive income on our condensed consolidated balance sheet. Certain future events, including prepayment, refinancing or acceleration of the hedged debt, could cause all or a portion of these hedges to become ineffective, in which case the changes in the fair value of the ineffective portion of the interest rate swaps would be recognized in the statement of operations in the period of change. In addition, we are exposed to credit risk should our counterparties fail to perform under the terms of the interest rate swap agreements, however, we seek to minimize our exposure to this risk by entering into interest rate swap agreements with highly rated counterparties, and we do not believe we are exposed to significant credit risk as of September 30, 2012.
The following table provides information about our interest rate swaps at September 30, 2012 (dollars in thousands):

	Expected maturity date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair value
Interest rate swaps:
Notional amount	$5,890	$36,821	$39,951	$977,770	$—	$—	$1,060,432	$26,363
Weighted-average fixed interest rate payable (a)	1.52%	1.52%	1.52%	1.52%	—%	—%	1.52%
Weighted-average variable interest rate receivable (b)	0.45%	0.45%	0.45%	0.45%	—%	—%	0.45%
____________________________________

(a)	Based on actual fixed rates payable.

(b)	Based on actual variable rates receivable.
Additional information about our Credit Agreements and interest rate swap agreements is included in Notes 5 and 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 4.   Controls and Procedures
As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

No. 10.1 —
Third Amendment to Credit Agreement dated as of August 20, 2012 by and among NP Opco LLC, as borrower, NP Opco Holdings, LLC, Deutsche Bank AG Cayman Islands Branch, as administrative agent and swing line lender, Deutsche Bank AG New York Branch, as L/C issuer, and each other lender party thereto. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated August 23, 2012)

No. 10.2 —
Credit Agreement dated as of September 28, 2012 by and among NP Opco LLC and Station GVR Acquisition LLC, jointly and severally as Borrower, the Lenders party thereto, Deutsche Bank AG Cayman Islands Branch, as Administrative Agent, Deutsche Bank AG New York Branch, as L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger, Joint Book Runner and Syndication Agent, Deutsche Bank Securities Inc., as Joint Lead Arranger and Joint Book Runner, and J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers, Joint Book Runners and Co-Documentation Agents. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated October 2, 2012)

No. 10.3 —
Amendment No. 2 to Credit Agreement dated as of September 28, 2012 by and among Station Casinos LLC, the Lenders party thereto, Deutsche Bank AG New York Branch, as L/C Issuer, and Deutsche Bank AG Cayman Islands Branch, as Administrative Agent. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated October 2, 2012)

No. 10.4 —	Station Holdco LLC Amended and Restated Profit Units Plan, effective as of July 1, 2012.

No. 10.5 —	Form of Unit Award Agreement.

No. 10.6 —	Limited Liability Company Agreement of SH Employeeco LLC, dated as of July 1, 2012, by and among the members thereto and Station Holdco LLC, as manager.
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

STATION CASINOS LLC, Registrant

DATE:	November 14, 2012	/s/ MARC J. FALCONE
Marc J. Falcone Executive Vice President and Chief Financial Officer (Principal Financial Officer)