Form 10-K
period 2012-12-31
Station Casinos LLC
filed 2013-03-22
CIK 1503579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2012
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
Registrant's telephone number, including area code: (702) 495-3000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Voting Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑    No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of the voting units held by non-affiliates (all other persons other than executive officers or directors) of the registrant as of June 30, 2012 was $0.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No ☐
As of February 28, 2013, 100 shares of the registrant's voting units were outstanding and 100 shares of the registrant's non-voting units were outstanding.
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
Unless otherwise noted, references to the ''Company,'' "Station," ''we,'' ''us'' and ''our'' refer to Station Casinos LLC and its consolidated subsidiaries for periods following June 17, 2011, the Company’s bankruptcy emergence date. The terms ''STN" and "STN Predecessor" refer to Station Casinos, Inc. and its consolidated subsidiaries prior to June 17, 2011.

ITEM 1.	BUSINESS
Introduction
We are a premier gaming and entertainment company established in 1976 that develops and operates casino entertainment facilities. We currently own and operate nine major hotel/casino properties under the Red Rock, Green Valley Ranch, Station and Fiesta brands and seven smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. We also manage Gun Lake Casino in Allegan County, Michigan and have a contract to manage the Graton Resort and Casino in Sonoma County, California, which commenced construction in June 2012 and is expected to open by the end of 2013.
We offer convenience and choices to residents throughout the Las Vegas valley with our strategically located properties. Each of our properties caters primarily to Las Vegas area residents. We believe that our out-of-town patrons are also discerning customers who enjoy a high-quality, value oriented experience. We believe that our patrons view our hotel and casino product as a preferable alternative to attractions located on the Las Vegas Strip and in downtown Las Vegas.
Our principal source of revenue and operating income is gaming, primarily slot revenue, and we use our non-gaming offerings, such as restaurants, hotels and other entertainment amenities, to attract customer traffic to our casino properties. The majority of our revenue is cash-based and as a result, fluctuations in our revenues have a direct impact on our cash flows from operations. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.
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
Business Strategy
Our operating strategy emphasizes attracting and retaining customers primarily Las Vegas residents and, to a lesser extent, out-of-town visitors. Our properties attract customers through:

•	convenient locations;

•	offering our customers the latest in slot and video poker technology;

•	focused marketing efforts targeting our extensive customer database;

•	innovative, frequent and high-profile promotional programs; and

•	development of strong relationships with specifically targeted travel wholesalers in addition to convention business.
The Las Vegas market is very competitive, and we compete with both large hotel casinos in Las Vegas and smaller gaming-only establishments throughout the Las Vegas valley.
Provide a High-Value Gaming and Entertainment Experience. Because we target repeat customers, we are committed to providing a high-value entertainment experience for our customers in restaurants, hotels, casinos and other entertainment amenities. We have developed regional entertainment destinations for Las Vegas residents that include amenities such as spas, movie theaters, bowling centers, ice skating, live entertainment venues and child care facilities. We believe the value offered by the restaurants at each of our casino properties is a major factor in attracting gaming customers, as dining is a primary motivation for casino visits by many guests. Through their restaurants, each of which has a distinct style of cuisine, our casino properties offer generous portions of high-quality food at reasonable prices. Our operating strategy focuses on slot and video poker machine play. Our target market consists of frequent gaming patrons who seek a friendly atmosphere and convenience. Because repeat visitors demand variety and quality in their slot and video poker machine play, we offer the latest in slot and video poker technology at our casino properties. As part of our commitment to providing a quality entertainment experience for our patrons, we are dedicated to ensuring a high level of customer satisfaction and loyalty by providing attentive customer service in a friendly, casual atmosphere.

Innovative Marketing and Promotion Strategy. We employ an innovative marketing strategy that utilizes frequent high-profile promotional programs in order to attract customers and establish a high level of name recognition. In addition to advertising through television, radio and newspaper, we have created and sponsored promotions that have become a tradition in the Las Vegas valley, such as our Jumbo Brand products and our annual Great Giveaway promotion.
Our Boarding Pass player rewards program allows guests to earn points based on their level of gaming activity. Participants in the program can redeem points at any of our Las Vegas-area properties for cash, complimentary slot play, food, beverages, meals in any of the restaurants, hotel rooms, movie passes, entertainment tickets and merchandise.
We are heavily focused on using cutting-edge technology to drive customer traffic with products created by us such as our Jumbo Brand products, which include "Jumbo Pennies," "Jumbo Bingo," "Jumbo Keno" and "Jumbo Hold'Em." Other products include "Xtra Play Cash" and "Sports Connection," among others. We believe that these products create sustainable competitive advantages and will continue to distinguish us from our competition.
Employee Relations. Station began as a family-run business in 1976 and has maintained close-knit relationships amongst its management, and endeavors to instill this same sense of loyalty among our employees. Toward this end, we take a hands-on approach through active and direct involvement with employees at all levels. We believe we have very good employee relations. See "Risk Factors—Risks Related to our Business—Union organization activities could disrupt our business by discouraging patrons from visiting our properties, causing labor disputes or work stoppages, and, if successful, could significantly increase our labor costs."
Properties
Set forth below is certain information as of December 31, 2012 concerning our properties, which are more fully described following the table.

	Hotel Rooms	Slots (1)	Gaming Tables (2)	Parking Spaces (3)	Acreage
Red Rock	811	2,988	69	5,500	64
Green Valley Ranch	495	2,457	48	4,000	40
Palace Station	1,011	1,717	44	3,000	30
Boulder Station	300	2,755	33	3,300	54
Texas Station	201	1,809	29	4,700	47
Sunset Station	457	2,438	39	5,800	82
Santa Fe Station	200	2,576	39	5,200	39
Fiesta Rancho	100	1,403	15	2,800	25
Fiesta Henderson	224	1,678	18	3,400	46
Wild Wild West	260	186	6	592	19
Wildfire Rancho	—	214	—	265	5
Wildfire Boulder	—	172	—	230	2
Wildfire Sunset	—	143	—	123	1
Barley's (50% owned)	—	198	—	—	—
The Greens (50% owned)	—	36	—	—	—
Wildfire Lanes (50% owned)	—	199	—	—	—
_______________________________________________________________________________

(1)	Includes slot and video poker machines and other coin-operated devices.

(2)	Generally includes blackjack ("21"), craps, roulette, pai gow poker, mini baccarat, let it ride, three-card poker and wild hold'em.

(3)
Includes covered parking spaces of 3,000 for Red Rock, 2,200 for Green Valley Ranch, 1,500 for Palace Station, 1,500 for Boulder Station, 2,400 for Texas Station, 2,100 for Sunset Station, 3,600 for Santa Fe Station, 500 for Fiesta Rancho and 1,500 for Fiesta Henderson.

Red Rock
Red Rock, which opened in April 2006, is strategically located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. The AAA Four Diamond resort features an elegant desert oasis theme with a contemporary design offering 811 hotel rooms featuring luxury amenities. In addition to its standard guest rooms, the hotel offers six styles of suites, including one-of-a-kind custom villas and penthouse suites. Additional non-gaming amenities include nine full-service restaurants, a 16-screen movie theater complex, 94,000 square feet of meeting and convention space, a full-service spa, a 72-lane bowling center and a Kid's Quest child care facility. Red Rock's nine full-service restaurants have a total of approximately 1,400 seats and include Hachi (a contemporary Japanese restaurant), T-bones Chophouse, Terra Rossa (an Italian restaurant), the Grand Café, Feast Buffet (which features live-action themed buffets offering options that include Mexican, Italian, barbeque, American and Chinese cuisines), Sand Bar, Yard House, LBS: A Burger Joint (a gourmet burger restaurant), and Pink's Hot Dogs. In addition, Red Rock features numerous bars and lounges including Rocks Lounge offering free live entertainment, Onyx Bar, Sand Bar and Lucky Bar. Red Rock also offers a variety of fast-food outlets.
Green Valley Ranch
Green Valley Ranch, which opened in December 2001, is strategically located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada. Green Valley Ranch is approximately five minutes from McCarran International Airport and seven minutes from the Las Vegas Strip. Green Valley Ranch was designed to complement the Green Valley master planned community. The AAA Four Diamond resort features a Mediterranean style villa theme with non-gaming amenities including eight full-service restaurants, a 4,200-square-foot non-gaming arcade, a state-of-the-art spa with outdoor pools, a 10-screen movie theater complex, two gift shops, approximately 60,500 square feet of meeting and convention space and an entertainment lounge. Green Valley Ranch also offers an 8-acre complex featuring private poolside cabanas, a contemporary poolside bar and grill, one and a half acres of vineyards and an outdoor performance venue. Green Valley Ranch's eight full-service restaurants include the China Spice (a Chinese restaurant), Sushi+Sake, Terra Verde (an Italian restaurant), Hank's Fine Steaks and Martinis, Feast Buffet, Tides Oyster Bar, the Grand Café and Turf Grill. Green Valley Ranch also offers a variety of fast-food outlets to enhance the customers' dining selection. Guests may also enjoy the Drop Bar, a centerpiece of the casino, The Lobby Bar, which is open to the hotel entrance and the pool area, and Quinn's Irish Pub.
Palace Station
Palace Station, which opened in 1976, is strategically located at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas' most heavily traveled areas. Palace Station is a short distance from McCarran International Airport and from major attractions on the Las Vegas Strip and downtown Las Vegas. Palace Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including newly remodeled hotel rooms, seven full-service restaurants, a 275-seat entertainment lounge, two additional bars, two swimming pools, an approximately 20,000-square-foot banquet and convention center, a gift shop and a non-gaming video arcade. Palace Station's seven full-service restaurants have a total of approximately 1,300 seats. These restaurants, which offer a variety of high-quality food at reasonable prices, include the Grand Café, Feast Buffet (which features live-action themed buffets offering options that include Mexican, Italian, barbeque, American and Chinese cuisines), The Broiler Steaks and Seafood, Pasta Cucina (an Italian restaurant), Cabo Mexican Restaurant, an oyster bar and Food Express Chinese Restaurant. In addition to these restaurants, Palace Station offers various fast-food outlets and the Louie Anderson Theater featuring Bonkers Comedy Club.
Boulder Station
Boulder Station, which opened in August 1994, is strategically located on Boulder Highway, immediately adjacent to the Interstate 515 interchange. We believe that Boulder Station's highly visible location at this well-traveled intersection offers a competitive advantage relative to the other hotels and casinos located on Boulder Highway. Boulder Station is located approximately four miles east of the Las Vegas Strip and approximately four miles southeast of downtown Las Vegas. Boulder Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including five full-service restaurants, a 750-seat entertainment lounge, three additional bars, an 11-screen movie theater complex, a Kid's Quest child care facility, a swimming pool, a non-gaming video arcade and a gift shop. Boulder Station's five full-service restaurants have a total of over 1,400 seats. These restaurants, which offer a variety of high-quality meals at reasonable prices, include the Grand Café, Feast Buffet, The Broiler Steakhouse, Pasta Cucina (an Italian restaurant) and Cabo Mexican Restaurant. In addition to these restaurants, Boulder Station offers various fast-food outlets.

Texas Station
Texas Station, which opened in July 1995, is strategically located at the corner of Lake Mead Boulevard and Rancho Drive in North Las Vegas. Texas Station features a friendly Texas atmosphere, highlighted by distinctive early Texas architecture with non-gaming amenities including five full-service restaurants, a Kid's Quest child care facility, a 300-seat entertainment lounge, a 1,700-seat event center, five additional bars, an 18-screen movie theater complex, a swimming pool, a non-gaming video arcade, a gift shop, a 60-lane bowling center and approximately 40,000 square feet of meeting and banquet space. Texas Station's five full-service restaurants have a total of approximately 1,200 seats. These restaurants, which offer a variety of high-quality food at reasonable prices, include the Grand Café, Austins Steakhouse, Pasta Cucina (an Italian restaurant), Feast Buffet and Texas Star Oyster Bar. In addition, guests may also enjoy the unique features of several bars and lounges including Martini Ranch, Whiskey Bar, Garage Bar, A-Bar and Splitz Bar. Texas Station also offers a variety of fast-food outlets.
Sunset Station
Sunset Station, which opened in June 1997, is strategically located at the intersection of Interstate 515 and Sunset Road. Multiple access points provide customers convenient access to the gaming complex and parking areas. Situated in a highly concentrated commercial corridor along Interstate 515, Sunset Station has prominent visibility from the freeway and the Sunset commercial corridor. Sunset Station is located approximately nine miles east of McCarran International Airport and approximately seven miles southeast of Boulder Station. Sunset Station features a Spanish/Mediterranean-style theme with non-gaming amenities including six full-service restaurants themed to capitalize on the familiarity of the restaurants at our other properties, 13,000 square feet of meeting space, a 500-seat entertainment lounge, a 5,000-seat outdoor amphitheater, six additional bars, a gift shop, a non-gaming video arcade, a 13-screen movie theater complex, a 72-lane bowling center, a Kid's Quest child care facility and a swimming pool. Sunset Station's six full-service restaurants have a total of approximately 2,100 seats featuring “live-action” cooking and simulated patio dining. These restaurants, which offer a variety of high-quality food at reasonable prices, include the Grand Café, Sonoma Cellar Steakhouse, Pasta Cucina (an Italian restaurant), Cabo Mexican Restaurant, Feast Buffet, and an oyster bar. Guests may also enjoy the Gaudi Bar, a centerpiece of the casino featuring over 8,000 square feet of stained glass. Sunset Station also offers a variety of fast-food outlets.
Santa Fe Station
In October 2000, the Company purchased Santa Fe Station, which is strategically located at the intersection of Highway 95 and Rancho Drive, approximately five miles northwest of Texas Station. Santa Fe Station features non-gaming amenities including four full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 500-seat entertainment lounge, four additional bars, a 60-lane bowling center, a 16-screen movie theater complex, a Kid's Quest child care facility and over 14,000 square feet of meeting and banquet facilities. Santa Fe Station's four full-service restaurants have a total of approximately 1,000 seats, which include The Charcoal Room (a steakhouse), Cabo Mexican Restaurant, the Grand Café and Feast Buffet. Guests may also enjoy Revolver Saloon and Dance Hall or 4949 Lounge, a centerpiece of the casino. Santa Fe Station also offers a variety of fast-food outlets.
Fiesta Rancho
In January 2001, the Company purchased Fiesta Rancho, which is strategically located at the intersection of Lake Mead Boulevard and Rancho Drive in North Las Vegas across from Texas Station. Fiesta Rancho features a Southwestern theme with non-gaming amenities including three full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 600-seat entertainment lounge, a regulation-size ice skating rink and two additional bars. Fiesta Rancho's three full-service restaurants have a total of approximately 870 seats, and include Blue Agave, Garduno's and Festival Buffet. Fiesta Rancho also offers a variety of fast-food outlets.
Fiesta Henderson
Fiesta Henderson was purchased by the Company in January 2001 and is strategically located at the intersection of Interstate 215 and Interstate 515 in Henderson, Nevada. Fiesta Henderson features three full-service restaurants, a 12-screen movie theater complex, a gift shop, a swimming pool, three bars and lounges and meeting space. Fiesta Henderson's three full-service restaurants have a total of approximately 900 seats, and include Fuego Steakhouse, Amigo's Mexican Cantina and Festival Buffet. Fiesta Henderson also offers a variety of fast-food outlets.

Wild Wild West
Wild Wild West, which the Company acquired in 1998, is strategically located on Tropicana Avenue and immediately adjacent to Interstate 15. Wild Wild West's non-gaming amenities includes a full-service restaurant, a bar, a gift shop and a truck plaza. In December 2009, the Wild Wild West hotel was rebranded as Days Inn—Las Vegas under a franchise agreement with Days Inn Worldwide.
Wildfire Rancho
In January 2003, the Company purchased Wildfire Casino—Rancho ("Wildfire Rancho") located on Rancho Drive across from Texas Station. Wildfire Rancho's non-gaming amenities include a lounge, outdoor patio and a full-service restaurant.
Wildfire Boulder & Wildfire Sunset
In August 2004, the Company purchased Wildfire Casino—Boulder ("Wildfire Boulder") (formerly known as Magic Star) and Wildfire Casino—Sunset ("Wildfire Sunset") (formerly known as Gold Rush Casino). Both properties offer non-gaming amenities which include a full-service restaurant and a bar.
Lake Mead Casino
In September 2006, the Company purchased Lake Mead Casino located in Henderson, Nevada. As of March 2013, Lake Mead Casino is closed and undergoing extensive renovations and is expected to re-open in 2014.
Barley's, The Greens and Wildfire Lanes
We own a 50% a interest in each of Barley's Casino & Brewing Company (“Barley's”), a casino and brew pub located in Henderson, Nevada that opened in January 1996, the Greens Gaming and Dining (“The Greens”), a restaurant and lounge located in Henderson, Nevada, and Wildfire Lanes and Casino (“Wildfire Lanes”), located in Henderson, Nevada. Wildfire Lanes' non-gaming amenities include a full-service restaurant, a bar and an 18-lane bowling center. We are the managing partner for Barley's, The Greens and Wildfire Lanes and receive a management fee equal to approximately 10% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of such entities.
Managed Property
Gun Lake Casino
We manage the Gun Lake Casino (“Gun Lake”) in Allegan County, Michigan, which opened in February 2011, on behalf of the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe. Gun Lake is located on approximately 147 acres on U.S. Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan, and includes approximately 1,550 slot machines, 28 table games and various dining options. We have a 50% ownership interest in the manager of Gun Lake, MPM Enterprises, LLC, a Michigan limited liability company (“MPM”) which receives a management fee equal to approximately 30% of the net income of Gun Lake pursuant to a seven year management contract that commenced in February 2011. Pursuant to the terms of the MPM operating agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees earned, and 93% of any management fees in excess of $48 million.
Fertitta Interactive Investment
In November 2012, we acquired a 50.1% ownership interest in Fertitta Interactive LLC ("Fertitta Interactive") for approximately $20.7 million. Fertitta Interactive operates Ultimate Gaming and was formed in 2011 with the purchase of Cyber-Arts, an Oakland, California based company, which has developed a real money and social gaming platform under the Ultimate Gaming brand. The Cyber-Arts technology provides a proprietary, highly scalable and robust platform that has a proven track record in the global online marketplace. Fertitta Interactive, through its subsidiary Ultimate Gaming, is expected to launch its real money online poker platform in Nevada in the summer of 2013.

Native American Development
The Federated Indians of Graton Rancheria
On April 22, 2003, STN entered into development and management agreements with the Federated Indians of Graton Rancheria ("FIGR"), a federally recognized Native American tribe. Pursuant to those agreements, we are assisting the FIGR in developing a gaming and entertainment project located near the City of Rohnert Park in Sonoma County, California, and will assist the FIGR in operating the project upon completion. As currently contemplated, the project will have a total of approximately 320,000 square feet of space, of which approximately 150,000 square feet will be casino, and the remainder of which will be non-casino space, which will include multiple bars, a food court and various dining options. During 2010, the Bureau of Indian Affairs of the U.S. Department of the Interior (the "BIA") accepted approximately 254 acres of land into trust on behalf of the FIGR for the development of the project. During 2012, a Class III gaming compact between the FIGR and the State of California was finalized and became effective. Construction of the casino commenced in June 2012 and we expect that the project will commence operations by the end of 2013. As of December 31, 2012, construction is on schedule and within the construction budget. There can be no assurance, however, that the project will be constructed and opened within this time frame. The management agreement has a term of seven years from the date of opening of the project and we will receive a management fee equal to 24% of the facility's net income in years one through four and 27% of the facility's net income in years five through seven. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the project. The National Indian Gaming Commission (the “NIGC”) has approved the management agreement for Class II and Class III gaming at the planned facility. Class II gaming includes games of chance such as bingo, pull-tabs, tip jars and punch boards (and electronic or computer-aided versions of such games), and non-banked card games. Class III includes casino-style gaming.
North Fork Rancheria of Mono Indian Tribe
We have development and management agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California, pursuant to which we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. The management agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the facility's net income. We purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. On February 5, 2013, the United States accepted the site into trust for the benefit of the Mono.
During 2012, the Mono and the State of California entered into a new tribal-state Class III gaming compact. The compact is subject to ratification by the California Legislature and, if ratified, will regulate gaming at the Mono's proposed gaming and entertainment project. No assurances can be provided as to whether the California Legislature will approve the compact.
As currently contemplated, the facility is expected to include slot machines, table games and several restaurants. Development of the project is subject to certain governmental and regulatory approvals, including, but not limited to, ratification by the California Legislature of the Class III gaming compact with the State of California, approval of such compact by the Department of Interior, and approval of the management agreement by the NIGC.
The timing of this type of project is difficult to predict, and is dependent upon the receipt of the necessary governmental and regulatory approvals. Prior to obtaining third-party financing, we will contribute significant financial support to the project, even though there can be no assurances as to when, or if, the necessary approvals will be obtained.
See Note 8 to the accompanying Consolidated Financial Statements for additional information about our Native American development projects.
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
Competition
Our casino properties face competition from all other casinos and hotels in the Las Vegas area, including to some degree, from each other. Currently, there are approximately 35 major gaming properties located on or near the Las Vegas Strip, 15 located in the downtown area and several located in other areas of Las Vegas. We also face competition from 154 non-restricted gaming locations in the Clark County area primarily targeted to the local and repeat visitor markets. In addition, our casino properties face competition from restricted gaming locations (locations with 15 or fewer slot machines) in the greater Las Vegas area. As of December 31, 2012, there were approximately 1,409 restricted gaming locations with approximately 13,989 slot machines. We compete with other hotel/casinos and restricted gaming locations by focusing on repeat customers and attracting these customers through innovative marketing programs. Our value-oriented, high-quality approach is designed to generate repeat business. Additionally, our casino properties are strategically located and designed to permit convenient access and ample parking, which are critical factors in attracting local visitors and repeat patrons. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors could have a material adverse effect on our business.
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
To a lesser extent, we compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, and other gaming markets throughout the United States and in other parts of the world, and with state sponsored lotteries, on-and-off-track wagering on horse and other races, card rooms, online gaming and other forms of legalized gambling. The gaming industry also includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Several states are currently considering legalizing casino gaming in designated areas. Legalized casino gaming in such states and on Native American land will result in strong competition and could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations. In addition, internet poker has been approved by the Nevada legislature and legislation approving internet gaming has been proposed by the federal government and other states. Internet gaming and expansion of legalized casino gaming in new or existing jurisdictions and on Native American land could result in strong competition.
Native American gaming in California, as it currently exists, has had little, if any impact on our Nevada operations to date, although there are no assurances as to future impact. In total, the State of California has signed and ratified Tribal-State Compacts with 70 Native American tribes. Currently there are 59 Native American gaming facilities in operation in the State of California. These Native American tribes are allowed to operate slot machines, lottery games, and banking and percentage games (including "21") on Native American lands. A banking game is one in which players compete against the licensed gaming establishment rather than against one another. A percentage game is one in which the house does not directly participate in the game, but collects a percentage from it which may be computed from the amount of bets made, winnings collected, or the amount of money changing hands. It is not certain whether any expansion of Native American gaming in California will affect our Nevada operations given that visitors from California make up Nevada's largest visitor market. Increased competition from Native American gaming may result in a decline in our revenues and may have a material adverse effect on our business.
Restructuring Transactions
On June 17, 2011, we acquired substantially all of the assets of:

•
STN Predecessor pursuant to (a) the "First Amended Joint Plan of Reorganization for Station Casinos, Inc. and its Affiliated Debtors (Dated July 28, 2010)," as amended (the "SCI Plan"), which was confirmed by order of the U.S. Bankruptcy Court for the District of Nevada, located in Reno, Nevada (the "Bankruptcy Court") entered on August 27, 2010, and (b) the "First Amended Prepackaged Joint Chapter 11 Plan of Reorganization for Subsidiary Debtors, Aliante Debtors and Green Valley Ranch Gaming, LLC (Dated May 20, 2011)" (the "Subsidiaries Plan"), which was confirmed with respect to the Subsidiary Debtors and Aliante Debtors by order of the Bankruptcy Court entered on May 25, 2011; and

•
Green Valley Ranch Gaming, LLC (the "GVR Predecessor," and collectively with STN Predecessor, the "Predecessors") pursuant to the First Amended Prepackaged Joint Chapter 11 Plan of Reorganization for Subsidiary Debtors, Aliante Debtors and Green Valley Ranch Gaming, LLC (Dated May 24, 2011) (the "GVR Plan"), which was confirmed with respect to Green Valley Ranch Gaming, LLC by order of the Bankruptcy Court entered on June 8, 2011.

The SCI Plan, the Subsidiaries Plan and the GVR Plan are collectively referred to herein as the "Plans." The Plans became effective on June 17, 2011 (the "Effective Date"). Prior to June 17, 2011, we conducted no business, other than in connection with the reorganization of the Predecessors, and had no material assets or liabilities. The STN Chapter 11 bankruptcy case is referred to herein as the "Chapter 11 Case" and the Chapter 11 bankruptcy cases of STN Predecessor, the subsidiary debtors and GVR Predecessor collectively referred to herein as the "Chapter 11 Cases."
In conjunction with the acquisitions referenced above: (i) our voting equity interests (the ''Voting Units'') were issued to Station Voteco LLC ("Station Voteco"), a Delaware limited liability company formed to hold the Voting Units of the Company, which, as of the Effective Date, was owned by (a) Robert A. Cashell Jr., (b) Stephen J. Greathouse and (c) an entity owned by Frank J. Fertitta III, our Chief Executive Officer and a member of our Board of Managers, and Lorenzo J. Fertitta, a member of our Board of Managers and (ii) our non-voting equity interests (the ''Non-Voting Units'' and together with the Voting Units, collectively "Units") were issued to Station Holdco LLC ("Station Holdco"), a Delaware limited liability company formed to hold the Non-Voting Units of the Company, which is owned by German American Capital Corporation (an affiliate of Deutsche Bank Securities Inc.), JPMorgan Chase Bank, N.A. (an affiliate of J.P. Morgan Securities, LLC) ("JPM"), FI Station Investor LLC, a limited liability company owned by affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta and certain members of our management ("FI Station Investor"), and the holders of STN's senior and senior subordinated notes.

In addition, on June 17, 2011, we and our subsidiaries entered into:

•
A new credit agreement among the Company, Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the other lender parties thereto, consisting of a term loan facility in the principal amount of $1.575 billion and a revolving credit facility in the amount of $125 million (the "Propco Credit Agreement"). On January 3, 2012 an aggregate principal amount of $625 million in term loans outstanding under the Propco Credit Agreement was exchanged for Senior Notes (as defined herein). Immediately following the exchange, an aggregate of $941 million in term loans remained outstanding under the Propco Credit Agreement;

•
A new credit agreement among NP Opco LLC, Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the other lender parties thereto, consisting of approximately $436 million in aggregate principal amount of term loans and a $25 million revolving credit facility (the ''Original Opco Credit Agreement'');

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

The aforementioned transactions are collectively referred to herein as the ''Restructuring Transactions.'' The Propco Credit Agreement, the Original Opco Credit Agreement, the Restructured Land Loan, and the GVR Credit Agreements are referred to herein as the "Credit Agreements."

On April 30, 2012, FI Station Investor purchased membership interests in Station Holdco from JPM and certain other sellers that exercised tag-along rights pursuant to the Company's equityholders agreement. As a result of such purchase and the related purchases by other equityholders of Station Holdco, JPM sold all of its membership interest in Station Holdco, and FI Station Investor owns approximately 58.1% of the equity interests in Station Holdco. In connection with the sale of Station Holdco membership interests by JPM, Stephen J. Greathouse, the member of the Board of Managers of the Company who was designated by JPM, resigned as a member of the Board of Managers of the Company, Station Holdco and certain subsidiaries of the Company, and the Station Voteco units held by Mr. Greathouse as the designee of JPM were redeemed for no consideration.

In September 2012, we repaid all amounts outstanding under the existing Opco and GVR credit agreements and Opco and GVR, jointly and severally, as co-borrowers entered into a new credit agreement (the "Opco Credit Agreement") with a term loan facility of $575 million and a revolving credit facility in the maximum amount of $200 million.

On March 1, 2013, we entered into a new credit agreement with a term loan facility of $1,625 million and a revolving credit facility in the maximum amount of $350 million, and we issued $500 million in aggregate principal amount of new 7.50% Senior Notes due 2021. We used the proceeds therefrom to repay all amounts outstanding under the Propco Credit Agreement and the Opco Credit Agreement and the repurchase all of our outstanding Senior Notes due 2018.

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
Nevada Gaming Regulations
The ownership and operation of casino gaming facilities and the manufacture and distribution of gaming devices in Nevada are subject to: (i) the Nevada Gaming Control Act and the rules and regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local ordinances and regulations. Our gaming operations in Nevada are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), the Las Vegas City Council, the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"), the North Las Vegas City Council, the Henderson City Council and certain other local regulatory agencies. The Nevada Commission, Nevada Board, Las Vegas City Council, Clark County Board, North Las Vegas City Council, Henderson City Council, and certain other local regulatory agencies are collectively referred to as the "Nevada Gaming Authorities."
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
Our direct and indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. NP Red Rock LLC, NP Boulder LLC, NP Palace LLC, NP Sunset LLC, NP Tropicana LLC, NP Fiesta LLC, NP Gold Rush LLC, NP Lake Mead LLC, NP Magic Star LLC, NP Rancho LLC, NP Santa Fe LLC, NP Texas LLC, Station GVR Acquisition, LLC and NP River Central LLC hold licenses to conduct non-restricted gaming operations. Our ownership in NP Tropicana LLC is held through NP Landco Holdco LLC, which has a registration as an intermediary company and a license as a member and manager of NP Tropicana LLC. Town Center Amusements, Inc., a Limited Liability Company ("TCAI") is licensed to conduct non-restricted gaming operations at Barley's, a micro brewery and casino located in Henderson, Nevada. Greens Café, LLC ("GC") is licensed to conduct non-restricted gaming operations at The Greens, a restaurant and bar located in Henderson, Nevada and Sunset GV, LLC ("SGV") is licensed to conduct non-restricted gaming operations at Wildfire Lanes, formerly

Renata's Supper Club, a casino located in Henderson, Nevada. A license to conduct "non-restricted" operations is a license to conduct an operation of (i) at least 16 slot machines, (ii) any number of slot machines together with any other game, gaming device, race book or sports pool at one establishment, (iii) a slot machine route, (iv) an inter‑casino linked system, or (v) a mobile gaming system. Our ownership in TCAI, GC and SGV is held through an intermediary company known as NP Green Valley LLC, which has a registration as an intermediary company and a license as a member and manager of TCAI, GC and SGV.
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

We have been approved for licensure by the Nevada Commission as an operator of interactive gaming, subject to a number of conditions. However, that license will not be activated due to subsequent changes in the ownership structure of Fertitta Interactive, whereby we became the majority owner of Fertitta Interactive. To reflect this new ownership structure, we filed a new application with the Nevada Gaming Authorities for licensure as an operator of interactive gaming. While we know of no reason why we would not be approved by the Nevada Commission for a new license as an operator of interactive gaming, no assurance can be given that such license will be granted to us on a timely basis or at all. Fertitta Interactive, whose minority beneficial owners include Frank J. Fertitta III and Lorenzo J. Fertitta, has been approved by the Nevada Commission to receive a percentage of interactive gaming revenue from us. Fertitta Acquisitionsco LLC, which is approximately 95% owned by Fertitta Interactive, has been approved by the Nevada Commission as an interactive gaming service provider and as a manufacturer and distributor of an interactive gaming system, subject to a number of conditions.

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
If it were determined that the Nevada Act was violated by a licensed subsidiary, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, the licensed subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Red Rock, Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Fiesta Rancho, Fiesta Henderson, Green Valley Ranch, Wild Wild West, Wildfire Rancho, Barley's, Wildfire Sunset, Wildfire Boulder,

The Greens and Wildfire Lanes and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of the licensed subsidiaries or the appointment of a supervisor could (and revocation of any such gaming license would) have a material adverse affect on our gaming operations.
Any beneficial owner of our voting or non-voting securities, regardless of the number of shares owned, may be required to file an application, may be investigated, and may be required to obtain a finding of suitability as a beneficial owner of our securities if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial owner of our voting or non-voting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information, including a list of its beneficial owners, to the Nevada Board. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.
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
We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On September 20, 2012, the Nevada Gaming Commission granted us prior approval, subject to certain conditions, to make public offerings for a period of three years (the "Shelf Approval"). The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada State Gaming Control Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of any offering memorandum or the investment merits of the securities offered thereby. Any representation to the contrary is unlawful.
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
Nevada Liquor Regulations
There are various local ordinances and regulations as well as state laws applicable to the sale of alcoholic beverages in Nevada. Palace Station, Wildfire Rancho and Santa Fe Station are subject to liquor licensing control and regulation by the Las Vegas City Council. Red Rock, Boulder Station and Wild Wild West are subject to liquor licensing control and regulation by the Clark County Board. Texas Station and Fiesta Rancho are subject to liquor licensing control and regulation by the North Las Vegas City Council. Sunset Station, Green Valley Ranch, Fiesta Henderson, Barley's, Wildfire Sunset, Wildfire Boulder, The Greens and Wildfire Lanes are subject to liquor licensing control and regulation by the Henderson City Council. All liquor licenses are revocable and are, in some jurisdictions, not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of our licensed subsidiaries.
Native American Gaming Regulations
The terms and conditions of management contracts and the operation of casinos and all gaming on land held in trust for Native American tribes in the United States are subject to the Indian Gaming Regulatory Act of 1988 (the "IGRA"), which is administered by the NIGC and the gaming regulatory agencies of state and tribal governments. The IGRA is subject to interpretation by the NIGC and may be subject to judicial and legislative clarification or amendment.
The IGRA established three separate classes of tribal gaming — Class I, Class II and Class III. Class I gaming includes all traditional or social games solely for prizes of minimal value played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pull-tabs, punchboards, instant bingo (and electronic or computer-aided versions of such games) and non-banked card games (those that are not played against the house), such as poker. Class III gaming is casino-style gaming and includes banked table games such as blackjack, craps and roulette, and gaming machines such as slots, video poker, lotteries and pari-mutuel wagering, a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers.
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
Title 25, Section 81 of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value... in consideration of services for said Indians relative to their lands... unless such contract or agreement be executed and approved" by the Secretary or his or her designee. An agreement or contract for services relative to Native American lands which fails to conform with the requirements of Section 81 is void and unenforceable. All money or other things of value paid to any person by any Native American or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. We intend to comply with Section 81 with respect to any other contract with an Indian tribe in the United States.
Native American tribes are sovereign nations with their own governmental systems, which have primary regulatory authority over gaming on land within the tribes' jurisdiction. Therefore, persons engaged in gaming activities, including the Company, are subject to the provisions of tribal ordinances and regulations on gaming. Tribal gaming ordinances are subject to review by the NIGC under certain standards established by the IGRA. The NIGC may determine that some or all of the ordinances require amendment, and those additional requirements, including additional licensing requirements, may be imposed on us.
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
Employees
As of February 28, 2013, we had approximately 12,000 employees including employees of Fertitta Interactive and our 50% owned properties. None of our casino properties are currently subject to any collective bargaining agreement or similar arrangement with any union. However, union activists have actively sought to organize employees at certain of our properties in the past, and we believe that such efforts are ongoing at this time.
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
Our Code of Business Conduct and Ethics includes a code of ethics for our principal executive officer and our principal financial officer and applies to all of our officers, employees and non-employee directors. Our Code of Business Conduct and Ethics is available on the Investor Relations section of our website at www.stationcasinos.com.

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

Risks Related to our Business
We depend on the Las Vegas locals and repeat visitor markets as our key markets, which subjects us to greater risks than a gaming company with more diverse operations.
Our operating strategies emphasize attracting and retaining customers from the Las Vegas local and repeat visitor market. All of our casino properties are dependent upon attracting Las Vegas residents. As a result of our concentration in the Las Vegas market, we have a greater degree of exposure to a number of risks than we would have if we had operations outside of the Las Vegas valley. These risks include the following:
•local economic and competitive conditions;
•changes in local and state governmental laws and regulations, including gaming laws and regulations;
•natural and other disasters; and
•a decline in the local population.
In addition, our strategy of growth through master-planning of our casinos for future expansion was developed, in part, based on projected population growth in Las Vegas. As a result of the severe economic downturn, the Las Vegas valley has not experienced population growth at expected rates or at the same rates as it experienced prior to the economic downturn. There can be no assurance that population growth in Las Vegas will return to levels that justify future development, additional casinos or expansion of our existing casino properties, which limits our ability to expand our business.

Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.
Consumer demand for the offerings of casino hotel properties such as ours is sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions and customer confidence in the economy, unemployment, the uncertainty and distress in the housing and credit markets, the impact of high energy and food costs, the potential for bank failures, perceived or actual changes in disposable consumer income and wealth, effects or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer and materially and adversely affect our business and results of operations. The economic downturn has adversely affected us and may continue to adversely affect consumer spending at our gaming properties and our financial condition, results of operations and liquidity.

The economic downturn adversely impacted our business. Adverse economic conditions and declines in consumer confidence may negatively impact our revenues and other operating results in the future.
Our casinos draw a substantial number of customers from the Las Vegas valley, as well as certain geographic areas, including Southern California, Arizona and Utah. The economies of these areas have been, and may continue to be, negatively impacted due to a number of factors, including unemployment, weak real estate values and decreased consumer confidence levels. The economic downturn and adverse conditions in these areas and in the United States generally has resulted in a significant decline in spending in Las Vegas, which has negatively affected our results of operations. Although our market has shown some signs of stabilization in recent periods, we cannot be sure that the market will continue to improve and continued adverse economic conditions may negatively affect our results of operations in the future.
Based on information from the Las Vegas Convention and Visitors Authority, gaming revenues in Clark County for the year ended December 31, 2012 increased by 1.9% from the level in the prior year. Our revenues for the years ended December 31, 2012 and 2011 increased by approximately 4.4% and 5.7%, respectively, over the comparable prior years. However, Las Vegas gaming revenues and operators were severely impacted by the economic downturn and there can be no assurance that gaming revenues will not decrease in future periods. In addition, the overall economic outlook and residential real estate market in the United States, and in particular Las Vegas, remain uncertain, and Las Vegas and our other target markets continue to experience high rates of unemployment. All of these factors have materially and adversely affected our results of operations in the past and may do so in the future. Further declines in real estate values in Las Vegas and the United States and concerns about the credit and liquidity markets could have an adverse affect on our results of operations. Furthermore, other uncertainties, including national and global economic conditions, other global events, or terrorist attacks or disasters in or around Southern Nevada could have a significant adverse effect on our business, financial condition and results of operations.

We incurred operating losses in recent fiscal periods. Unless we are able to improve the results of operations of our properties, we may be unable to generate sufficient cash flows to meet our debt obligations and finance all operating expenses, working capital needs and capital expenditures.
Although we generated operating income of $149.3 million and $72.5 million for the year ended December 31, 2012 and the period from June 17, 2011 through December 31, 2011, and our Predecessors generated operating income totaling $60.5 million for the period from January 1 through June 16, 2011, STN incurred operating losses of $209.1 million, $1.2 billion and $3.2 billion for the years ended December 31, 2010, 2009 and 2008, respectively, and we may incur operating losses in the future. We may be unable to generate sufficient revenues and cash flows to service our debt obligations as they come due, finance capital expenditures and meet our operational needs. Any one of these failures may preclude us from, among other things:

•	maintaining or enhancing our properties;

•	taking advantage of future opportunities;

•	growing our business; or

•	responding to competitive pressures.
Further, our failure to generate sufficient revenues and cash flows could lead to cash flow and working capital constraints, which may require us to seek additional working capital. We may not be able to obtain such working capital when it is required. Further, even if we were able to obtain additional working capital, it may only be available on unfavorable terms. For example, we may be required to incur additional debt, and servicing the payments on such debt could adversely affect our results of operations and financial condition. Limited liquidity and working capital may also restrict our ability to maintain and update our casino properties, which could put us at a competitive disadvantage to casinos offering more modern and better maintained facilities.
We face substantial competition in the gaming industry and we expect that such competition will intensify.
Our casino properties face competition from all other casinos and hotels in the Las Vegas area including, to some degree, from each other. In addition, our casino properties face competition from all smaller non-restricted gaming locations and restricted gaming locations (locations with 15 or fewer slot machines) in the greater Las Vegas area, including those that primarily target the local and repeat visitor markets. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors, could also have a material adverse effect on the business of our casino properties. If our competitors operate more successfully than we do, or if they attract customers away from us as a result of aggressive pricing and promotion or enhanced or expanded properties, we may lose market share and our business could be adversely affected.
To a lesser extent, our casino properties compete with gaming operations in other parts of the state of Nevada and other gaming markets in the United States and in other parts of the world, with state sponsored lotteries, on-and-off-track pari-mutuel wagering (a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers), card rooms, other forms of legalized gaming and online gaming. The gaming industry also includes dockside casinos, riverboat casinos, racetracks with slot machines and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Our properties have encountered additional competition as large scale Native American gaming on Indian lands, particularly in California, has increased and we expect such competition will intensify as more Native American gaming facilities are developed. Several states are currently considering the approving of legalized casino gaming in designated areas, expansion of existing gaming operations or additional gaming sites. In addition, internet gaming has been approved by the Nevada legislature and legislation approving internet gaming has been proposed by the federal government and other states. Internet gaming and expansion of legalized casino gaming in new or existing jurisdictions and on Native American land will result in strong competition that could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations.
For further details on competition in the gaming industry, see Item 1. Business—Competition.

We are dependent upon Fertitta Entertainment, an entity controlled by Frank J. Fertitta III and Lorenzo J. Fertitta, to operate our casino properties pursuant to long term management contracts. The success of our operations depends on the ability of Fertitta Entertainment to effectively manage our assets and operations.
In June 2011, we entered into management agreements with subsidiaries of Fertitta Entertainment. The management agreements have scheduled terms of 25 years and have limited rights of termination. Pursuant to the management agreements, subsidiaries of Fertitta Entertainment have significant discretion in the management and operation of our casino properties. Fertitta Entertainment receives a base management fee equal to 2% of the gross revenues attributable to our properties and an incentive management fee equal to 5% of positive EBITDA of our properties.
Subject to the terms of a non-competition agreement, Fertitta Entertainment or any of its affiliates is permitted to manage certain casinos and properties other than our properties. Accordingly, management of such other casinos and properties by Fertitta Entertainment may create conflicts of interest between the Company and members of management affiliated with Fertitta Entertainment. In addition, such other management opportunities could limit the ability of such members of our management to devote time to our affairs and could have a negative impact on our business. There can be no assurance that these potential time conflicts and conflicts of interest will be resolved in the Company's favor.

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
Our ability to operate successfully and competitively is dependent, in part, upon the continued services of certain officers and key employees, including but not limited to Frank J. Fertitta III. All but one of our executive officers are employees of Fertitta Entertainment. In the event that Fertitta Entertainment and its affiliates cease to manage our casino properties or these officers and/or employees leave Fertitta Entertainment, we might not be able to find suitable replacements. Through termination of the management agreements, or by other means, we believe that the loss of the services of these officers and/or employees could have a material adverse effect on our results of operations.

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
Our Board of Managers is controlled by persons designated by FI Station Investor LLC, an affiliate of Fertitta Entertainment, and GACC. In addition, certain major actions require the approval of a majority of the managers designated by FI Station Investor and a majority of the managers designated by GACC.
Affiliates of Fertitta Entertainment are indirect equity holders of the Company and the managers of our operations. In addition, all but one of our executive officers are employed by Fertitta Entertainment. The interests of FI Station Investor, in its capacity as an affiliate of the managers of our properties, may be different from, or in addition to, its interests as an equity holder. For example, since the affiliates of Fertitta Entertainment that manage our operations are compensated for their management services based on the revenue and EBITDA achieved by our properties, FI Station Investor may have an incentive to support the growth of such revenue and EBITDA even if doing so would require increased leverage and interest service obligations or increased capital expenditures for our properties. Under certain circumstances, the imposition of increased leverage and interest service obligations on our properties, or an increase in our capital expenditure levels, could adversely affect our liquidity and financial condition.
In addition, GACC, which holds indirect non-voting equity interests in the Company and is entitled to designate members of our board of managers, is a lender under certain of our credit facilities. To the extent that GACC continues to hold interests at multiple levels of the capital structure of the Company, it may have a conflict of interest and make decisions or take actions that reflect its interests as a secured lender, unsecured lender or indirect equity holder of the Company that could have adverse consequences to other stakeholders of the Company.

We are subject to extensive state and local regulation and licensing and gaming authorities have significant control over our operations which could have an adverse effect on our business.
Our ownership and operation of gaming facilities is subject to extensive regulation by the states, counties and cities in which we operate. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. As such, gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators or, alternatively, cease operations in that jurisdiction. In addition, unsuitable activity on our part or on the part of our domestic or foreign unconsolidated affiliates in any jurisdiction could have a negative effect on our ability to continue operating in other jurisdictions. For a summary of gaming and other regulations that affect our business, see Item 1. Business—Regulation and Licensing. The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to possible increase at any time. Increases in gaming taxation could also adversely affect our results of operations.

Changes to the gaming tax laws could have an adverse effect on our results of operations by increasing the cost of operating our business.
The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in taxes, or in the administration of such laws, affecting the gaming industry. The Nevada Legislature meets every two years for 120 days and when special sessions are called by the Governor. The current Nevada legislative session began on February 4, 2013. There have been no specific proposals during the legislative session to increase gaming taxes; however, there are no assurances an increase in gaming taxes or other taxes impacting gaming licensees or other businesses in general will not be proposed and passed by the Nevada Legislature in a future legislative session. An increase in the gaming tax or other such taxes could have a material adverse effect on our results of operations.

We may incur losses that are not adequately covered by insurance, which may harm our results of operations. In addition, our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future.
Although we maintain insurance customary and appropriate for our business, each of our insurance policies is subject to certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding our facilities in the event of a total loss. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are underinsured. In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of the casualty event or be subject to claims by third parties that may be injured or harmed. While we carry general liability insurance and business interruption insurance, there can be no assurance that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. In addition, certain casualty events, such as labor strikes, nuclear events, loss of income due to terrorism, deterioration or corrosion, insect or animal damage and pollution, may not be covered under our policies. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property and reduce the funds available for payments of our obligations.
We renew our insurance policies on an annual basis. To the extent that the cost of insurance coverage increases, we may be required to reduce our policy limits or agree to exclusions from our coverage.

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
We are currently managing the development of a gaming facility for the Federated Indians of Graton Rancheria and providing funding for a proposed gaming facility for the North Fork Rancheria of Mono Indians (collectively, the "Native American Tribes"). We will evaluate expansion opportunities as they become available, and in the future we may develop projects in addition to the proposed facilities for the Native American Tribes.

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

We may pursue new gaming acquisition and development opportunities and may not be able to recover our investment or successfully expand to additional locations.
We will regularly evaluate and may pursue new gaming acquisition and development opportunities in existing and emerging jurisdictions. These opportunities may take the form of joint ventures. To the extent that we decide to pursue any new gaming acquisition or development opportunities, our ability to benefit from such investments will depend upon a number of factors including:

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

Fertitta Interactive is a new business with a limited operating history. Our ability to recover our investment depends on the adoption of federal and state laws permitting online gaming and Fertitta Interactive's ability to compete effectively with other online gaming providers.
Online gaming, from which Fertitta Interactive is expected to derive substantially all of its revenue, is a new and rapidly evolving industry. We made a significant investment in Fertitta Interactive when we purchased a majority interest from affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta, and we expect that we will continue to make significant capital contributions to Fertitta Interactive to enable it to pursue its business strategy. We cannot be sure that Fertitta Interactive will achieve profitability or that we will be able to recover our investment. The ability of Fertitta Interactive to pursue its business is dependent upon factors outside of our control, including the adoption of federal and state laws and regulations to facilitate widespread online gaming and consumer acceptance of real money online gaming.
In October 2006, Congress enacted the Unlawful Internet Gambling Enforcement Act (“UIGEA”), which effectively prohibits interstate online gambling. However, a number of states have enacted or are considering enacting legislation authorizing intrastate online gaming. Although Nevada lawmakers have enacted such a legislative framework, the success of Fertitta Interactive is likely to depend on the expansion of online gaming beyond Nevada.
We cannot predict whether, how and when other jurisdictions will pass legislation authorizing online gaming and UIGEA, until repealed or amended, effectively prohibits interstate online gaming. Furthermore, there can be no assurances that Fertitta Interactive will be able to acquire online gaming licenses beyond Nevada. If Fertitta Interactive is not able to acquire additional state licenses or fails to comply with new laws or regulations, our investment in Fertitta Interactive could be impaired, which could have a material adverse effect on our business and financial condition.
In addition, Fertitta Interactive may encounter technical and operational challenges in establishing its online gaming platform and we expect that competition among online gaming providers will be intense. Other online gaming companies have technology and operating systems that are more established than Fertitta Interactive's systems, as well as greater access to online gaming customers based on existing virtual gaming activities. As a result, even if legislation that permits widespread real money online gaming is enacted, we cannot be sure that Fertitta Interactive will be able to successfully operate its business or that we will recover our investment in Fertitta Interactive.

We may experience difficulty integrating operations of any acquired companies and developed properties and managing our overall growth which could have a material adverse effect on our operating results.
We may not be able to effectively manage our properties, the proposed projects with the Native American Tribes and any future acquired companies or developed properties, or realize any of the anticipated benefits of acquisitions, including streamlining operations or gaining efficiencies from the elimination of duplicative functions. The integration of other companies' assets will require continued dedication of management resources and may temporarily distract attention from our day-to-day business. In addition, to the extent we pursue expansion and acquisition opportunities, we face significant challenges not only in managing and integrating the proposed projects with the Native American Tribes, but also managing our expansion projects and any other gaming operations we may acquire in the future. Failure to manage our growth effectively could have a material adverse effect on our operating results.

The bankruptcy filing negatively impacted our image and may continue to negatively impact our business going forward.
As a result of the bankruptcy, we were the subject of negative publicity for several years which had an impact on our image. This negative publicity may have had an effect on the terms under which some customers and suppliers are willing to continue to do business with us, and could continue to have a material adverse effect on our business, financial condition, future business prospects and results of operations. The impact of this negative publicity cannot be accurately predicted or quantified.

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
Events over the past several years, including the failures and near failures of financial services companies and the decrease in liquidity and available capital, have negatively affected the capital markets. If we do not have access to credit or capital markets at desirable times or at rates that we would consider acceptable, the lack of such funding could have a material adverse effect on our business, results of operations and financial condition and our ability to service our indebtedness.

We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets which could negatively affect our results of operations.
We test our goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year or when a triggering event occurs, and we test other long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If we do not achieve our projected cash flow estimates related to such assets, we may be required to record an impairment charge, which could have a material adverse impact on our consolidated financial statements. We and STN have recognized significant impairment charges in the past as a result of a number of factors including negative industry and economic trends, reduced estimates of future cash flows, and slower than expected growth. We could be required to recognize additional impairment charges, which could have a material adverse effect on our results of operations, if events that negatively impact our business should occur in the future.

Increases in energy prices may adversely affect our results of operations.
Our casinos use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, the substantial increase in the cost of electricity and gasoline in the United States has negatively affected our operating results in the past and may negatively affect our business in the future.

Failure to maintain the integrity of our internal or customer data could have an adverse effect on our results of operations and cash flows, and/or subject us to costs, fines or lawsuits.

Our business requires the collection and retention of large volumes of data about our customers, employees, suppliers and business partners, including customer credit card numbers and other personally identifiable information of our customers and employees, in various information systems that we maintain and in those maintained by third party service providers. The integrity and protection of that data is important to our business and is subject to privacy laws enacted by various jurisdictions. The regulatory environment and the requirements imposed on us by the payment card industry surrounding information, security and privacy are evolving and may be inconsistent. Our systems may be unable to meet changing regulatory and payment card industry requirements and employee and customer expectations, or may require significant additional investments or time in order to do so. Our information systems and records, including those maintained by service providers, may be subject to security breaches, system failures, viruses, operator error or inadvertent releases of data. The steps we have taken to mitigate these risks may not be sufficient and a significant theft, loss or fraudulent use of customer, employee or company data maintained by us or by a service provider could have an adverse effect on our reputation and employee relationships and could result in remedial and other expenses, fines or litigation. A breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems and could have an adverse effect on our business, results of operations and cash flows.

We may face potential successor liability for liabilities of Predecessors not provided for in the Plans. If we are determined to be liable for such obligations, our business, financial condition and results of operations may be materially and adversely affected.
We may be subject to certain liabilities of Predecessors not provided for in the Plans. Such liabilities may arise in a number of circumstances, including those where:

•	a creditor did not receive proper notice of the pendency of the bankruptcy case relating to the Plans or the deadline for filing claims therein;

•	the injury giving rise to, or source of, a creditor's claim did not manifest itself in time for the creditor to file the creditor's claim;

•	a creditor did not timely file the creditor's claim in such bankruptcy case due to excusable neglect;

•	we are liable for STN's tax liabilities under a federal and/or state theory of successor liability; or

•	the order of confirmation for the Plans was procured by fraud.
To date, we have been successful in both state court and bankruptcy court defending against such alleged liabilities. If, however, we are determined to be subject to such liabilities, it could materially adversely affect our business, financial condition and results of operations.

Risks Related to our Substantial Indebtedness
We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.
We have a substantial amount of debt, which requires significant principal and interest payments. As of December 31, 2012, after giving effect to our March 2013 refinancing transactions, the principal amount of our outstanding indebtedness, including original issue discount, totaled approximately $2.3 billion, and we have $261.1 million of undrawn availability under our new senior credit facility. Our ability to make interest payments on our debt will be significantly impacted by general economic, financial, competitive and other factors beyond our control.
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

Our indebtedness imposes restrictive financial and operating covenants that limit our flexibility in operating our business and may adversely affect our ability to compete or engage in favorable business or financing activities.
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
In addition, our credit agreements contain certain financial covenants, including maintenance of a minimum interest coverage ratio and adherence to a maximum total leverage ratio and a maximum amount of capital expenditures.
As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The restrictions caused by such covenants could also place us at a competitive disadvantage to less leveraged competitors.
A failure to comply with the covenants contained in the credit agreements, the indenture governing our notes, or other indebtedness that we may incur in the future could result in an event of default, which, if not cured or waived, could result in the acceleration of the indebtedness and have a material adverse affect on our business, financial condition and results of operations. In the event of any default under any of our credit agreements, the lenders thereunder:

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

Despite our current indebtedness levels, we and our subsidiaries may still incur significant additional indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the documents governing our indebtedness restrict, but do not completely prohibit, us from doing so. As of December 31, 2012, after giving effect to our March 2013 refinancing transactions, we would have had $261.1 million of undrawn availability under our new credit facility (after giving effect to the issuance of approximately $36.8 million of letters of credit and similar obligations). In addition, the indenture governing our 7.50% Senior Notes due 2021 allows us to issue additional notes under certain circumstances. The indenture also allows us to incur certain other additional secured and unsecured debt. In addition, the indenture does not prevent us from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We will also be required to obtain the consent of the lenders under our new credit facility to refinance material portions of our indebtedness. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Additionally, the documents governing our indebtedness limit the use of the proceeds from any disposition; as a result, we may not be allowed, under these documents, to use proceeds from such dispositions to satisfy all current debt service obligations.
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
Substantially all of the property that we own and lease is subject to liens to secure borrowings under our credit agreements and the indenture governing our notes.
Red Rock, which the Company opened in 2006 and completed two master-planned expansions through 2007, is situated on approximately 64 acres that we own located on the northwest side of Las Vegas, Nevada.
Green Valley Ranch, which the Company opened in 2001 and completed a master-planned expansion in 2006, is situated on approximately 40 acres that we own in Henderson, Nevada.
Palace Station, which the Company opened in 1976 and completed a series of expansions through 1991, is situated on approximately 30 acres that we own located on the west side of Las Vegas, Nevada.
Boulder Station, which the Company opened in 1994 and expanded in 1995, is situated on approximately 54 acres located on the east side of Las Vegas, Nevada. We own 27 acres and lease the remaining 27 acres from KB Enterprises, a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the "Related Lessor"). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III, a member of our Board of Managers and Chief Executive Officer, and Lorenzo J. Fertitta, a member of our Board of Managers. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $222,933 through June 2013. In July 2013 and every ten years thereafter, the rent is subject to adjustment based on the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. In July 2018, and every ten years thereafter, the rent will be adjusted by a cost of living factor. Pursuant to the ground lease, we have an option to purchase the land at fair market value, exercisable at five-year intervals with the next option in July 2013. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party.
Texas Station, which the Company opened in 1995 and completed two master planned expansions through 2000, is situated on approximately 47 acres located in North Las Vegas, Nevada. We lease this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $337,417 through July 2015. In August 2015 and every ten years thereafter, the rent will be adjusted by a cost of living factor. In August 2020, and every ten years thereafter, the rent is subject to adjustment based on the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, we have an option to purchase the land at fair market value, exercisable in April 2030 and at five-year intervals thereafter. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party.
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
We also own and lease approximately 96 acres of land on which Wild Wild West is located and the surrounding area, of which approximately 77 acres have been acquired as of December 31, 2012. STN purchased the Wild Wild West in 1998. We lease the 19-acre parcel of land on which the Wild Wild West is located under a lease and purchase agreement. The significant terms of the agreement include (i) a rent adjustment in July 2013 and every three years thereafter, based on the consumer price index, limited to a 12% increase and no decrease, (ii) options under which we may purchase the land at any time through 2019 at established fixed prices, (iii) a one-time termination option at our election in 2019, and (iv) options under which we may purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively.

Wildfire Rancho, which the Company purchased in 2003, is situated on approximately five acres that we own in Las Vegas, Nevada.
Wildfire Boulder, which the Company purchased in 2004, is situated on approximately two acres that we own in Henderson, Nevada.
Wildfire Sunset, which the Company purchased in 2004, is situated on approximately one acre that we own in Henderson, Nevada.
Lake Mead Casino, which the Company purchased in 2006, is situated on approximately three acres that we own in Henderson, Nevada.
Barley's, The Greens and Wildfire Lanes, which are 50% owned, lease the land and buildings in Henderson, Nevada used in their operations. The Company opened Barley's in 1996 and purchased The Greens in 2005 and Wildfire Lanes in 2007.
In November 2007, STN entered into a financing transaction with respect to its corporate office building with a third-party real estate investment firm pursuant to which the corporate office building was sold for approximately $70 million and STN subsequently entered into a lease with the purchaser for an initial period of 20 years beginning on November 1, 2007, with four options to extend the lease, each option for an extension of five years. Such arrangements are generally referred to as "sale-leaseback" transactions. The lease also contains two options for us to repurchase the building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under the accounting guidance for sale-leaseback transactions involving real estate. Because of this continuing involvement, we account for the corporate office lease as a financing transaction. The building is recorded in property and equipment, net of accumulated depreciation, on our consolidated balance sheet, and a related liability is recorded in long-term debt. Interest expense is recognized on the arrangement, and the monthly lease payments are recorded as principal and interest payments on the liability.
We currently own eight additional sites which have been acquired for potential gaming projects, consisting of approximately 368 acres in the Las Vegas valley, approximately 176 acres in Northern California and approximately 200 acres in Reno, Nevada.

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
Holders
As of February 28, 2013, there was one holder of record of our Voting Units and one holder of record of our Non-Voting Units.
Dividends
The Company is party to a tax distribution agreement that requires the Company to distribute to Station Holdco an amount that is generally sufficient to permit the members of Station Holdco to pay federal and state income taxes in respect of their allocable shares of the Company's income. In 2012, we made distributions totaling $9.2 million to such members in respect of taxes payable by such persons as a result of our income. In addition, from time to time we will evaluate whether we will make dividends or distributions in addition to tax distributions in respect of our Units, subject to compliance with restrictive covenants of our debt instruments and other agreements (see Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness and Capital Stock).
Issuer Purchases of Equity Securities
There were no purchases of our equity securities made by or on behalf of us during the three months ended December 31, 2012.
Securities authorized for issuance under equity compensation plans
None of our equity securities are authorized for issuance under equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated financial data presented below have been derived from Station and its predecessor entities' consolidated financial statements which, except for periods ended on or before December 31, 2009, are contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K. The information presented below reflects consolidated financial data for:

•	the Company for the year ended December 31, 2012, including Fertitta Interactive for the period from April 30, 2012 through December 31, 2012;

•	the Company for the Successor Period from June 17, 2011 through December 31, 2011;

•	STN Predecessor for the period from January 1, 2011 through June 16, 2011, and for the years ended December 31, 2010, 2009 and 2008; and

•	GVR Predecessor for the period from January 1, 2011 through June 16, 2011, and for the years ended December 31, 2010, 2009 and 2008.
As a result of the adoption of fresh-start reporting at June 17, 2011, the selected consolidated financial data for the Successor Period is not comparable in many respects with the historical consolidated financial data of the Company's predecessors.

	Successor		Predecessors
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	(in thousands)		(in thousands)
Operating Results:
Net revenues	$1,229,476	$629,399	$464,697	$84,052	$944,955	$169,772	$1,062,149	$182,751	$1,298,151	$244,964
Operating costs and expenses	1,056,430	550,029	410,393	72,001	856,473	153,009	965,006	162,972	1,095,535	197,195
Development and preopening (a)	311	718	1,752	—	16,272	—	12,014	—	13,596	—
Asset impairments (b)	12,973	2,100	—	—	262,020	—	1,276,861	—	3,343,247	—
Write-downs and other charges, net (c)	10,417	4,041	3,953	104	19,245	9,209	20,807	293	62,625	(29)
Operating income (loss)	149,345	72,511	48,599	11,947	(209,055)	7,554	(1,212,539)	19,486	(3,216,852)	47,798
Earnings (losses) from joint ventures (d)	1,773	(1,533)	(945)	—	(248,495)	—	(127,643)	—	17,020	—
Gain on dissolution of joint venture (e)	—	—	250	—	124,193	—	—	—	—	—
Operating income (loss) and earnings (losses) from joint ventures	151,118	70,978	47,904	11,947	(333,357)	7,554	(1,340,182)	19,486	(3,199,832)	47,798
Interest expense, net, and interest and other expense from joint ventures	(189,505)	(92,299)	(58,746)	(20,582)	(171,291)	(48,644)	(317,393)	(51,916)	(426,956)	(55,032)
(Loss) gain on early retirement of debt (f)	(51,796)	1,183	—	—	—	—	40,348	—	—	(466)
Gain on Native American Development (g)	102,816	—	—	—	—	—	—	—	—	—
Change in fair value of derivative instruments	(921)	—	397	—	(42)	(50,550)	23,729	14,888	(23,057)	(15,494)
Income (loss) before income taxes and reorganization items	11,712	(20,138)	(10,445)	(8,635)	(504,690)	(91,640)	(1,593,498)	(17,542)	(3,649,845)	(23,194)
Reorganization items, net (h)	—	—	3,259,995	634,999	(82,748)	—	(375,888)	—	—	—
Income (loss) before income taxes	11,712	(20,138)	3,249,550	626,364	(587,438)	(91,640)	(1,969,386)	(17,542)	(3,649,845)	(23,194)
Income tax benefit	—	—	107,924	—	21,996	—	289,872	—	381,345	—
Net income (loss)	11,712	(20,138)	3,357,474	626,364	(565,442)	(91,640)	(1,679,514)	(17,542)	(3,268,500)	(23,194)
Net (loss) income attributable to noncontrolling interests	(1,606)	4,955	24,321	—	(1,673)	—	—	—	—	—
Net income (loss) attributable to Station Casinos LLC members	$13,318	$(25,093)	$3,333,153	$626,364	$(563,769)	$(91,640)	$(1,679,514)	$(17,542)	$(3,268,500)	$(23,194)
Balance Sheet Data:
Total assets	$3,098,943	$3,178,349			$3,954,143	$485,620	$4,276,832	$477,166	$5,831,636	$503,285
Long-term debt, including current portion (i)	2,073,601	2,195,227			5,921,755	766,742	5,922,058	766,898	5,782,153	772,541
Members'/stockholders' equity (deficit)	838,861	842,476			(2,886,248)	(419,300)	(2,335,388)	(333,768)	(677,324)	(336,848)

__________________________________

(a)
Development expense for the year ended December 31, 2010 includes a $7.2 million accrual for non-reimbursable milestone payments that are expected to be paid in 2016 and 2017. A $4.0 million milestone payment is included in development expense for the year ended December 31, 2009. See Note 8 to the Consolidated Financial Statements for additional information about milestone payments related to Native American development projects.

(b)
During the years ended December 31, 2012, 2011, 2010 and 2009, STN recorded approximately $13.0 million, $2.1 million, $262.0 million and $1.28 billion, respectively, in non-cash asset impairment charges to write down certain long-lived assets to their estimated fair values. See Note 17 to the Consolidated Financial Statements for additional information about these asset impairment charges. During the year ended December 31, 2008, STN recognized $3.34 billion in asset impairment charges to reduce the carrying values certain portions of its of goodwill, other intangible assets, investments in joint ventures and land held for development to their fair values.

(c)
See Note 17 to the Consolidated Financial Statements for information about write-downs and other charges, net, recognized during the years ended December 31, 2012, 2011 and 2010. For the year ended December 31, 2009, write-downs and other charges, net primarily represents write-offs of abandoned projects and an affiliate note receivable, lease termination charges and losses on land disposition. During the year ended December 31, 2008, write-downs and other charges, net primarily represents the write-off of abandoned projects.

(d)
During the year ended December 31, 2010, STN's losses from joint ventures resulted primarily from recording its 50% share of asset impairment losses at Aliante Station. During the year ended December 31, 2009, STN's losses from joint ventures resulted primarily from recording its 50% share of impairment losses on land held by one of its joint ventures and its share of asset impairment charges and operating losses from Aliante Station, which opened in November 2008. STN's earnings from joint ventures were impacted during the year ended December 31, 2008 by increased preopening expenses incurred prior to the opening of Aliante Station.

(e)	During the year ended December 31, 2010, a joint venture was dissolved and STN recognized a $124.2 million gain on dissolution as a result of writing off the deficit carrying value of the investment.

(f)
During 2012, the Company recognized a loss of $51.8 million on debt extinguishment related to the refinancing of the Original Opco Credit Agreement and the GVR Credit Agreements, primarily representing the write-off of unamortized debt discount and debt issuance costs related to the previous credit facilities. During 2009, STN recorded a gain on early retirement of debt of $40.3 million as a result of its repurchase of $40.0 million of its outstanding 6-7/8% Senior Subordinated Notes and $8.0 million of its outstanding 6-1/2% Senior Subordinated Notes. During the year ended December 31, 2008, GVR Predecessor recognized a loss on early retirement of debt of $0.5 million as a result of terminating its revolving loan commitment.

(g)
During 2012, the Company recorded a $102.8 million gain upon receipt of a $194.2 million repayment of costs advanced to the FIGR for their gaming and entertainment project. The gain resulted from the adjustment of the carrying value of the project to fair value upon adoption of fresh-start reporting at June 17, 2011.

(h)
Reorganization items represent amounts incurred by the Predecessors as a direct result of the Chapter 11 Cases. See Note 3 to the Consolidated Financial Statements for additional information about reorganization items recognized by the Predecessors.

(i)	Amounts for STN include long-term debt of $5.7 billion and $5.7 billion classified as liabilities subject to compromise at December 31, 2010 and 2009, respectively.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with Item 6. Financial Information—Selected Financial Data and Item 8. Financial Statements and Supplementary Data included in this Annual Report on Form 10-K.
Overview
We are a premier gaming and entertainment company established in 1976 that develops and operates casino entertainment facilities. We currently own and operate nine major hotel/casino properties and seven smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. We also manage the Gun Lake Casino in Allegan County,

Michigan and have a contract to manage the Graton Resort and Casino in Sonoma County, California, which commenced construction in June 2012 and is expected to open by the end of 2013.
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

Although Las Vegas continues to be negatively impacted by the economic downturn, the market continues to show signs of fundamental improvement, with positive trends in many of the important metrics followed by industry experts. Las Vegas core tourism metrics including visitation, convention attendance, revenue per available room and Las Vegas strip gaming revenue all continued to improve in 2012. In addition, the local economy in Las Vegas is continuing to show signs of recovery. Consumer spending is up, employment has stabilized, and the housing market has shown significant improvement in 2012. We remain cautiously optimistic about the indicators of economic recovery in Las Vegas.

Highlights include the following:

•	Our net revenues grew by 4.4% and our operating income grew by 12.2% during 2012.

•	Our customer visitation and spend per visit increased year over year as a result of our focused marketing efforts, including our Boarding Pass player rewards program.

•
Construction began on the Graton project in Sonoma County, California, and the project is on track to open by the end of 2013. During 2012, the tribe repaid approximately $194.2 million of our investment in the project.

•
We achieved important milestones on the North Fork project near Fresno with the execution of a gaming compact between the State of California and the tribe and the acceptance of land into trust by the Department of Interior.

•
During the third quarter of 2012, we introduced our Sports Connection mobile application and have nearly doubled the number of users since inception. We are one of the only gaming companies in Las Vegas that provides mobile sports wagering.

•	We completed our acquisition of 50.1% of Fertitta Interactive in November 2012, which provides us access to one of the few established online poker platforms in the world.

•	We continued our focus on achieving operating efficiencies.

•
During March 2013, we completed our $2.475 billion debt financing (which includes a $350 million revolver), which allows us to streamline our organizational structure and gives us increased flexibility.

Additional information is included herein and in the notes to our consolidated financial statements.

Background

We were formed on August 9, 2010 to acquire substantially all of the assets of Station Casinos, Inc. ("STN") and its subsidiaries pursuant to the Plans, which became effective on June 17, 2011, as more fully described in Item 1. Business—Restructuring Transactions in this Annual Report on Form 10-K. References herein to "Predecessors" refer to STN and Green Valley Ranch prior to June 17, 2011, and references to the "Plans" refer to the SCI Plan, the Subsidiaries Plan, and the GVR Plan.
On June 17, 2011, we adopted fresh-start reporting in accordance with the accounting guidance for entities in reorganization, which resulted in a new reporting entity for accounting purposes. Fresh-start reporting generally requires resetting the historical net book values of assets and liabilities to their estimated fair values by allocating the entity's enterprise value to its asset and liabilities. Certain fair values recorded upon our adoption of fresh-start reporting differed materially from the historical carrying values recorded on the Predecessors' balance sheets.
As a result of the adoption of fresh-start reporting, our consolidated financial statements are prepared on a different basis of accounting than the consolidated financial statements of the Predecessors prior to emergence from bankruptcy and therefore are not comparable in many respects with Predecessor's historical financial statements. The historical financial results of the Predecessors are not indicative of our current financial condition or our future results of operations. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.

Presentation
References to "Successor" in this Annual Report on Form 10-K refer to the Company on or after June 17, 2011 after giving effect to (i) the acquisition of substantially all of the assets of STN and Green Valley Ranch in accordance with the Plans, (ii) entry into new credit agreements with an initial aggregate principal amount outstanding of approximately $2.4 billion, (iii) entry into the Restructured Land Loan, (iv) the application of fresh-start reporting and (v) the issuance of equity comprising 100 Voting Units and 100 Non-Voting Units in accordance with the SCI Plan.
The accounting guidance for fresh-start reporting requires that the consolidated financial statements of the Successor be presented separately from those of the Predecessors in this Annual Report on Form 10-K. Accordingly, the year ended December 31, 2012 and the period from June 17, 2011 through December 31, 2011 are referred to herein as "Successor periods," and periods before June 17, 2011 are referred to as "Predecessor periods." For purposes of analysis and comparison of current year and prior years' operating results, certain information for the Successor period from June 17, 2011 through December 31, 2011 and the Predecessor period from January 1, 2011 through June 16, 2011 is presented on a combined basis in this Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, historical operating results of the Predecessors for periods prior to June 17, 2011 is presented on a combined basis.
In order to capitalize on the emerging online gaming market, on November 16, 2012, we acquired a 50.1% ownership interest in Fertitta Interactive, which has developed a proprietary real money and social gaming platform under the Ultimate Gaming brand (the "FI Transaction"). Because we and Fertitta Interactive were under common control at the time of the FI Transaction, the acquisition was accounted for at historical cost in a manner similar to a pooling of interests. For financial accounting purposes, the acquisition represents a change in reporting entity. As a result, our historical financial statements have been retrospectively adjusted to include the financial results of Fertitta Interactive for all periods subsequent to April 30, 2012, the date at which common control commenced.
The presentation herein of financial information for Successor and Predecessors may yield results that are not fully comparable, particularly depreciation, amortization, interest expense and tax provision accounts, primarily due to the impact of the Restructuring Transactions. In addition, Successor and Predecessor corporate, development and management fee expenses are not comparable as a result of Successor's management arrangements with affiliates of Fertitta Entertainment. The presentation of 2011 results for combined Predecessor and Successor periods does not comply with Generally Accepted Accounting Principles ("GAAP") or with the Securities and Exchange Commission's ("SEC") rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our operating results for the year ended December 31, 2011 to the operating results for the current and prior years.

Results of Operations
The following tables present information about our results of operations (dollars in thousands):
Year Ended December 31, 2012 Compared to Combined Year Ended December 31, 2011

	Successor		Predecessors		Combined Successor and Predecessors (a)
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011		Year Ended December 31, 2011	Percent change
Net revenues	$1,229,476	$629,399	$464,697	$84,052	$1,178,148	4.4%
Management fee revenue	29,874	13,482	10,765	—	24,247	23.2%
Operating income	149,345	72,511	48,599	11,947	133,057	12.2%
Casino revenues	885,629	452,951	339,703	59,100	851,754	4.0%
Casino expenses	355,199	178,266	136,037	23,574	337,877	5.1%
Margin	59.9%	60.6%	60.0%	60.1%	60.3%
Food and beverage revenues	237,770	119,735	85,436	19,484	224,655	5.8%
Food and beverage expenses	161,167	88,979	60,717	12,407	162,103	(0.6)%
Margin	32.2%	25.7%	28.9%	36.3%	27.8%
Room revenues	106,348	54,924	36,326	9,753	101,003	5.3%
Room expenses	43,106	22,403	15,537	3,064	41,004	5.1%
Margin	59.5%	59.2%	57.2%	68.6%	59.4%
Other revenues	69,878	39,658	28,072	4,205	71,935	(2.9)%
Other expenses	27,141	16,896	10,822	2,125	29,843	(9.1)%
Selling, general and administrative expenses	293,056	154,643	110,300	18,207	283,150	3.5%
Percent of net revenues	23.8%	24.6%	23.7%	21.7%	24.0%
Development and preopening expense	311	718	1,752	—	2,470	(87.4)%
Depreciation and amortization	132,170	67,023	61,162	9,512	137,697	(4.0)%
Management fee expense	44,591	21,819	—	3,112	24,931	n/m
Impairment of other assets	12,973	2,100	—	—	2,100	n/m
Write-downs and other charges, net	10,417	4,041	3,953	104	8,098	28.6%
Earnings (losses) from joint ventures	1,773	(1,533)	(945)	—	(2,478)	n/m
Gain on dissolution of joint venture	—	—	250	—	250	n/m
Interest expense, net	189,505	92,299	43,294	20,582	156,175	21.3%
Loss (gain) on extinguishment of debt	51,796	(1,183)	—	—	(1,183)	n/m
Gain on Native American development	102,816	—	—	—	—	n/m
Interest and other expense from joint ventures	—	—	15,452	—	15,452	n/m
Change in fair value of derivative instruments	(921)	—	397	—	397	n/m
Reorganization items, net	—	—	3,259,995	634,999	3,894,994	n/m

Combined Year Ended December 31, 2011 Compared to Combined Year Ended December 31, 2010

	Successor	Predecessors			Predecessors
	Station Casinos LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Successor and Predecessors (a)	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Predecessors (b)
	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011		Year Ended December 31, 2011	Year Ended December 31, 2010			Percent change
Net revenues	$629,399	$464,697	$84,052	$1,178,148	$944,955	$169,772	$1,114,727	5.7%
Management fee revenue	13,482	10,765	—	24,247	22,394	—	22,394	8.3%
Operating income (loss)	72,511	48,599	11,947	133,057	(209,055)	7,554	(201,501)	n/m
Casino revenues	452,951	339,703	59,100	851,754	699,401	120,580	819,981	3.9%
Casino expenses	178,266	136,037	23,574	337,877	289,168	52,410	341,578	(1.1)%
Margin	60.6%	60.0%	60.1%	60.3%	58.7%	56.5%	58.3%
Food and beverage revenues	119,735	85,436	19,484	224,655	163,215	39,517	202,732	10.8%
Food and beverage expenses	88,979	60,717	12,407	162,103	107,311	23,903	131,214	23.5%
Margin	25.7%	28.9%	36.3%	27.8%	34.3%	39.5%	35.3%
Room revenues	54,924	36,326	9,753	101,003	73,454	19,492	92,946	8.7%
Room expenses	22,403	15,537	3,064	41,004	32,321	6,686	39,007	5.1%
Margin	59.2%	57.2%	68.6%	59.4%	56.0%	65.7%	58.0%
Other revenues	39,658	28,072	4,205	71,935	59,086	8,006	67,092	7.2%
Other expenses	16,896	10,822	2,125	29,843	19,979	3,649	23,628	26.3%
Selling, general and administrative expenses	154,643	110,300	18,207	283,150	219,479	38,734	258,213	9.7%
Percent of net revenues	24.6%	23.7%	21.7%	24.0%	23.2%	22.8%	23.2%
Development and preopening expense	718	1,752	—	2,470	16,272	—	16,272	(84.8)%
Depreciation and amortization	67,023	61,162	9,512	137,697	153,316	21,613	174,929	(21.3)%
Management fee expense	21,819	—	3,112	24,931	—	6,014	6,014	n/m
Impairment of goodwill	—	—	—	—	60,386	—	60,386	n/m
Impairment of intangibles and other assets	2,100	—	—	2,100	201,634	—	201,634	(99.0)%
Write-downs and other charges, net	4,041	3,953	104	8,098	19,245	9,209	28,454	(71.5)%
Losses from joint ventures	(1,533)	(945)	—	(2,478)	(248,495)	—	(248,495)	n/m
Gain on dissolution of joint venture	—	250	—	250	124,193	—	124,193	(99.8)%
Interest expense, net	92,299	43,294	20,582	156,175	104,582	48,644	153,226	1.9%
Interest and other expense from joint ventures	—	15,452	—	15,452	66,709	—	66,709	n/m
Change in fair value of derivative instruments	—	397	—	397	(42)	(50,550)	(50,592)	n/m
Reorganization items, net	—	3,259,995	634,999	3,894,994	(82,748)	—	(82,748)	n/m
______________________________
n/m = not meaningful

(a)
The results for the combined year ended December 31, 2011 were derived by the mathematical addition of the results of the Company for the period from June 17, 2011 through December 31, 2011 and the results of the Predecessors for the period from January 1, 2011 through June 16, 2011. Accordingly, for the year ended December 31, 2011, discussion of "combined" results refers to the combined results of Successor and Predecessors.

(b)
The results for the year ended December 31, 2010 were derived by the mathematical addition of the results for STN and GVR Predecessor, which are referred to as “Combined Predecessors”. Accordingly, for the year ended December 31, 2010, discussion of "combined" results refers to the results of the Combined Predecessors.

Net Revenues. Net revenues for the year ended December 31, 2012 increased by 4.4%, to $1.23 billion as compared to combined net revenues of $1.18 billion for the year ended December 31, 2011. Combined net revenues for the year ended December 31, 2011 increased 5.7% as compared to $1.11 billion in 2010. The increase in net revenues during 2012 and 2011 reflect year over year improvements across all major categories of revenues.
Operating Income. Operating income was $149.3 million for the year ended December 31, 2012 as compared to combined operating income of $133.1 million for the year ended December 31, 2011. The increase in operating income is due to improvements in the results of our casino, food and beverage and room operations as well as an increase in our management fee revenue from Gun Lake. Included in operating income for 2012 is Fertitta Interactive's operating loss of $13.5 million for the period April 30, 2012 through December 31, 2012. We expect Fertitta Interactive's operating losses to continue at approximately the same run rate in 2013.
Our combined operating income for the year ended December 31, 2011 reflects a significant improvement as compared to the combined operating loss of $201.5 million for the year ended December 31, 2010. The $334.6 million improvement in 2011 is primarily due to impairment charges totaling $262.0 million recognized during the year ended December 31, 2010, and a $63.4 million increase in net revenues during 2011 as compared to 2010.
Casino.   Casino revenues increased 4.0% to $885.6 million for the year ended December 31, 2012 as compared to combined casino revenues of $851.8 million for the year ended December 31, 2011. The improvement in casino revenues is due to increased casino volume at our properties as a result of our focused marketing efforts, including our Boarding Pass program. Casino expenses increased by 5.1% for the year ended December 31, 2012 compared to the prior year, primarily due to costs associated with driving increased casino volume at our properties.
Combined casino revenues increased 3.9% to $851.8 million for the year ended December 31, 2011 as compared to $820.0 million for the year ended December 31, 2010. The increase in casino revenues during 2011 was driven primarily by the success of our marketing programs. Combined casino expenses decreased slightly for the year ended December 31, 2011 as compared to the prior year.
Food and Beverage.   Food and beverage revenues increased 5.8% for the year ended December 31, 2012 as compared to the prior year. The number of restaurant guests served increased 5.5% and the average guest check increased 1.3% for the year ended December 31, 2012 as compared to the prior year. The increases in revenues and number of restaurant guests served are primarily attributable to the conversion of six leased café outlets to owned outlets during the year ended December 31, 2011. Food and beverage expenses decreased by 0.6% for the year ended December 31, 2012 as compared to the prior year, primarily due to our cost control efforts.
Combined food and beverage revenues increased 10.8% to $224.7 million for the year ended December 31, 2011 as compared to $202.7 million for the year ended December 31, 2010, and the combined number of restaurant guests served increased 37.3% for the year ended December 31, 2011 compared to 2010. The increase in the number of restaurant guests served is the result of the café conversions mentioned above, as well as increased visitation to our restaurants across the majority of our properties. The average guest check decreased by approximately 14.7% during 2011 primarily as a result of price adjustments at certain outlets. Combined food and beverage expenses increased 23.5% for the year ended December 31, 2011 as compared to year ended December 31, 2010 primarily due to the increases in revenues and number of guests served.
Room.  The following table shows key information about our hotel operations:

	Year Ended December 31, 2012	Percent change	Combined Year Ended December 31, 2011	Percent change	Combined Year Ended December 31, 2010
Occupancy	87%	2.4%	85%	6.3%	80%
Average daily rate	$72	1.4%	$71	2.9%	$69
Revenue per available room	$63	5.0%	$60	9.1%	$55

Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by total rooms available. Average daily rate ("ADR") is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms. Revenue per available room is calculated by dividing total room revenue by total rooms available.

Room revenues increased 5.3% for the year ended December 31, 2012 compared to combined room revenues for the prior year as a result of improvements in both occupancy levels and ADR. Room expenses increased 5.1% for the year ended December 31, 2012 compared to combined room expenses for the prior year, primarily due to the increased occupancy.
Room revenues increased 8.7% for the the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to an improvement in occupancy. Room expenses for the year ended December 31, 2011 increased 5.1% as compared to the year ended December 31, 2010, primarily as a result of the increased occupancy.
Other. Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and spas. Other revenues decreased to $69.9 million for the year ended December 31, 2012 compared to combined revenue of $71.9 million for the year ended December 31, 2011, primarily due to changes in our mix of entertainment and retail offerings. Other revenues increased 7.2% for the year ended December 31, 2011 as compared to the prior year, primarily as a result of increased visitation to our properties.
Management Fee Revenues. Management fee revenue primarily represents fees earned by our 50% owned consolidated investee, MPM, for the management of Gun Lake Casino, which opened February 10, 2011. MPM is a variable interest entity and is required to be consolidated. MPM receives a management fee equal to 30% of Gun Lake Casino's net income (as defined in the management agreement). In addition, we are the managing partner of Barley's, The Greens and Wildfire Lanes and receive management fees equal to 10% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from these properties. For the year ended December 31, 2012, management fee revenue increased to $29.9 million as compared to $24.2 million in the prior year primarily due a full year of management fees earned from Gun Lake Casino in 2012, which opened in February 2011.
During the Predecessor periods, STN earned management fees from Barley's, The Greens, Wildfire Lanes and Gun Lake under the arrangements described above. In addition, during the first half of 2010, STN managed Thunder Valley on behalf of the United Auburn Indian Community and received a management fee equal to 24% of net income (as defined in the management agreement). The Thunder Valley management agreement expired in June 2010. STN was also the managing partner for Green Valley Ranch and Aliante Station; however, as a result of debt-related cash restrictions at those properties, STN recognized no management fee revenue from those properties during the Predecessor periods.
Selling, General and Administrative ("SG&A").    SG&A expenses totaled $293.1 million for the year ended December 31, 2012 as compared to combined SG&A of $283.2 million for the year ended December 31, 2011. For the year ended December 31, 2012, SG&A as a percentage of net revenues decreased slightly to 23.8% as compared to 24.0% for the prior year. The increase in SG&A expense is primarily due to inclusion of Fertitta Interactive's SG&A expense of $6.5 million for the period from April 30, 2012 through December 31, 2012. In addition, SG&A expense for the year ended December 31, 2012 includes $2.4 million of share-based compensation for which there was no comparable expense in the prior year.
SG&A expenses increased $24.9 million, or 9.7%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, and SG&A as a percentage of net revenues increased slightly to 24.0% for the year ended December 31, 2011 as compared to 23.2% for the year ended December 31, 2010. The increase in SG&A expenses during year ended December 31, 2011 was primarily due to an increase of $17.0 million as a result of certain expenses being reflected in general and administrative that were reflected in corporate expense in the prior year. In addition, we paid approximately $6.5 million in bonuses during the year ended December 31, 2011 for which there was no comparable expense for the year ended December 31, 2010.
Development and Preopening Expense.    Development expense includes costs to identify potential gaming opportunities and other development opportunities. Preopening expense represents certain costs incurred prior to the opening of projects under development including payroll, travel and legal expenses. Subsequent to June 17, 2011, certain development activities are performed on our behalf by the Managers under the Management Agreements and as a result, our development and preopening expense is not fully comparable to that of Predecessors. Development and preopening expense decreased to $0.3 million for the year ended December 31, 2012 as compared to $2.5 million for the year ended December 31, 2011, primarily due to lower preopening expense in the current year. Combined development and preopening expense for the year ended December 31, 2011 was $2.5 million compared to $16.3 million for the year ended December 31, 2010. The decrease in development and preopening expense during the year ended December 31, 2011 is primarily due to expenses recognized during the year ended December 31, 2010 related to the Gun Lake project, as well as the impact of the development arrangements with the Managers described above.
Depreciation and Amortization.    The adoption of fresh-start reporting resulted in changes in the carrying values of our depreciable property, plant and equipment and definite-lived intangible assets. As a result, depreciation and amortization expense for the Successor and Predecessor periods is not comparable. Depreciation and amortization expense for the year ended December 31, 2012 was $132.2 million, compared to $137.7 million for the year ended December 31, 2011. Combined depreciation and amortization expense for the year ended December 31, 2010 was $174.9 million.
Management Fee Expense.   As of June 17, 2011, we entered into long-term Management Agreements with affiliates of Fertitta Entertainment (the "Managers") to manage our properties, and certain executive officers and corporate employees of STN became employees of Fertitta Entertainment. Under the Management Agreements, we pay a base management fee equal to 2% of gross revenues and an incentive management fee equal to 5% of positive EBITDA (as defined in the agreements) for each of our managed properties. As a result, our statement of operations reflects management fee expense for which there was no comparable expense recorded by STN. Prior to entering into the long-term Management Agreements on June 17, 2011 as described above, costs associated with STN's executive and corporate administration were reflected in the corporate expense line item in its consolidated financial statements. Certain executive and corporate administrative functions are now performed by the Managers and the costs of these functions are included in the management fees we pay to the Managers. As a result, our statement of operations reflects no corporate expense comparable to that of STN.
Asset Impairments. During the year ended December 31, 2012, we prepared a business enterprise valuation for the purpose of estimating the fair value of share-based compensation awards granted during the period. During the valuation process, we became aware that the appraised values of certain parcels of our land held for development were less than the carrying values. As a result, we tested our land held for development for impairment and recorded an impairment loss of approximately $10.1 million to write down the carrying values of certain parcels of land and related improvements totaling $120.4 million to their fair values totaling $110.3 million. During the year ended December 31, 2012, there were no indicators of impairment for any of our assets prior to the preparation of the business enterprise valuation. In addition, during the period April 30, 2012 through December 31, 2012, Fertitta Interactive recognized an impairment charge of $2.9 million related to a customer relationship intangible asset.
At December 31, 2011, we determined that the carrying value of one of our development land parcels might not be recoverable and as a result, we tested the asset for impairment. The carrying value of $2.9 million was higher than the asset's estimated undiscounted future cash flows, and accordingly, an impairment charge of $2.1 million was recognized at December 31, 2011 to reduce the carrying value of the asset to its estimated fair value of $0.8 million. We sold this land in the second quarter of 2012.
During 2010, STN reviewed substantially all of its assets for impairment as a result of the confirmation of the SCI Plan by the Bankruptcy Court on August 27, 2010. The SCI Plan reflected a reorganization value of approximately $2.6 billion, which was significantly less than the carrying value of STN's net assets that were subject to the plan. STN determined that this constituted an indicator of asset impairment. As a result of its impairment review, STN recognized asset impairments totaling $262.0 million, consisting of the following:
•$60.4 million to write down the goodwill of certain reporting units to fair value;
•$114.4 million related to land held for development;
•$66.6 million related to the property and equipment of certain reporting units;
•$16.3 million related to its investment in Richfield Homes joint venture; and
•$4.3 million related to other intangible assets.
Write-downs and Other Charges, net.   Write-downs and other charges, net includes charges related to non-routine transactions such as losses on asset disposals, severance expense and other non-routine transactions. For the year ended December 31, 2012, write-downs and other charges, net totaled $10.4 million, including a $5.0 million settlement paid in satisfaction of an option granted to a former owner of GVR Predecessor to reacquire an ownership interest in Green Valley Ranch as provided in a settlement agreement. For the year ended December 31, 2011, combined write-downs and other charges, net, totaled $8.1 million primarily represents net losses on asset disposals. Combined write-downs and other charges, net for the year ended December 31, 2010 totaled $28.5 million, primarily representing charges related to expired land purchase options, restructuring charges and a legal settlement.

Earnings (Losses) From Joint Ventures.    We hold 50% investments in Barley's, The Greens, Wildfire Lanes and Losee Elkhorn Properties, LLC, which we account for using the equity method. Our earnings from these investments totaled $1.8 million for the year ended December 31, 2012. During the Successor Period ended December 31, 2011, we recorded a loss of $1.5 million, which includes a $2.3 million goodwill impairment charge related to The Greens.
During the Predecessor Periods, STN's investments in joint ventures also included its 50% ownership interests in Green Valley Ranch and Aliante Station, and a 6.7% interest in a joint venture that owned the Palms Casino Resort. STN also owned a 50% investment in the Rancho Road and Richfield Homes development projects until late 2010. We acquired 100% ownership of Green Valley Ranch as a result of the Restructuring Transactions, and we did not acquire STN's equity interest in Aliante Station. STN disposed of its investments in Rancho Road, Richfield Homes and the Palms Casino Resort prior to June 17, 2011. STN's losses from joint ventures for the period from January 1 through June 16, 2011 and for the year ended December 31, 2010 were $0.9 million and $248.5 million, respectively. STN's losses from joint ventures for the year ended December 31, 2010 primarily represent its 50% share of asset impairment charges recognized by Aliante Station and Rancho Road.
Gain on Dissolution of Joint Venture.    During 2010, two of STN's joint ventures disposed of substantially all of their assets and were dissolved. At the date of dissolution, the carrying value of STN's investment in one of these joint ventures was a deficit of $124.2 million as a result of accumulated losses in excess of the investment. Upon dissolution, STN removed the deficit carrying value of the investment from its books and recognized a gain. During 2010, STN wrote down the carrying value of its investment in the second joint venture to the amount expected to be received from the disposal of the joint venture's assets and as a result, STN recognized no gain or loss on the dissolution of the joint venture.
Interest Expense, net.    As a result of the Chapter 11 Cases and related transactions, our interest expense, net for the year ended December 31, 2012 is not comparable to the interest expense of the Predecessors. The principal amount of our outstanding indebtedness at December 31, 2012 was approximately $2.3 billion compared to combined indebtedness of the Predecessors totaling approximately $6.7 billion prior to the Restructuring Transactions. In accordance with the accounting guidance for bankruptcy reorganizations, following the filing of the Chapter 11 Cases, the Predecessors recognized interest expense only to the extent it was expected to be paid or to become an allowed claim in the bankruptcy proceedings.
 The following table presents summarized information about our interest expense (in thousands):

	Successor		Predecessors		Combined Successor and Predecessors	Predecessors
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined Predecessors
	Year Ended December 31, 2012	Period June 17, 2011 Through December 31, 2011	Period January 1, 2011 Through June 16, 2011		Year Ended December 31, 2011	Year Ended December 31, 2010
Interest cost, net of interest income	$122,966	$55,109	$46,037	$20,255	$121,401	$112,705	$47,437	$160,142
Amortization of debt discount and debt issuance costs	70,260	39,345	196	327	39,868	1,955	1,207	3,162
Less: Capitalized interest	(3,721)	(2,155)	(2,939)	—	(5,094)	(10,078)	—	(10,078)
Interest expense, net	$189,505	$92,299	$43,294	$20,582	$156,175	$104,582	$48,644	$153,226
During the year ended December 31, 2012, we issued $625 million in aggregate principal amount of Senior Notes in exchange for $625 million in principal amount of Tranche B-3 term loans that were outstanding under the Propco Credit Agreement. We also entered into a new Opco Credit Agreement, the proceeds of which were used primarily to repay amounts outstanding under the Original Opco Credit Agreement and the GVR Credit Agreements.
Loss on Extinguishment of Debt. During the year ended December 31, 2012, we recognized a $51.8 million loss on debt extinguishment related to the refinancing of the Original Opco Credit Agreement and the GVR Credit Agreements, primarily representing the write-off of unamortized debt discount and debt issuance costs related to the previous credit facilities. See Note 11 — Long-term Debt in the accompanying consolidated financial statements for additional information about the refinancing transaction.

Gain on Native American Development. In August 2012, we received a payment of $194.2 million from the Federated Indians of Graton Rancheria ("FIGR") in partial repayment of costs we had advanced for their gaming and entertainment project, and we recognized a gain of $102.8 million representing the difference between the carrying value of the project and the payment received. The gain resulted from the adjustment of the carrying value of the project to fair value upon our adoption of fresh-start reporting at June 17, 2011, and our deferral of the return on the advances until the carrying value had been recovered. We have no ongoing contractual obligation related to the amount collected, and the amount collected is nonrefundable. At December 31, 2012, the remaining amounts due from the FIGR total $57.3 million, which we will recognize in income when collected.
Interest and Other Expense from Joint Ventures. STN recorded interest and other expense related to its unconsolidated joint ventures for the period from January 1 through June 16, 2011 and for the year ended December 31, 2010, of $15.5 million and $66.7 million, respectively, which was primarily related to STN's investments in GVR Predecessor and Aliante Station. We recognized no interest and other expense from our investments in joint venture properties during the Successor periods, and we do not expect interest and other expense from our equity method investees to be a significant component of our future operating results.
Change in Fair Value of Derivative Instruments.    Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period, and for derivative instruments not designated as hedging instruments, these changes in fair value are recognized as gains or losses in the statements of operations. In September 2012, in connection with the refinancing of the Opco Credit Agreement, we (a) discontinued the designated cash flow hedging relationships on our three interest rate swaps, (b) terminated one of the interest rate swaps, (c) amended and redesignated the second interest rate swap, (d) redesignated a portion of the third interest rate swap, and (e) accelerated the reclassification of $0.7 million of deferred losses from accumulated other comprehensive income to earnings because it became probable that certain hedged forecasted transactions would not occur. A portion of one of our two remaining interest rate swaps is no longer designated in a cash flow hedging relationship, and there is a small amount of ineffectiveness in the redesignated hedging relationships.
Upon discontinuation of the three previous cash flow hedging relationships, cumulative net losses of $28.6 million that had been recognized in other comprehensive income are being amortized as an increase to interest expense through July 2015 as the hedged interest payments continue to occur. Future changes in the fair value of the undesignated portion of the partially designated interest rate swap and the ineffective portions of the redesignated interest rate swaps will be recognized in earnings as they occur. For the year ended December 31, 2012, we recognized a loss of $0.9 million related to changes in fair value of the undesignated portion of the partially designated interest rate swap and the ineffective portions of the designated interest rate swaps, which includes the $0.7 million accelerated reclassification out of accumulated other comprehensive income due to certain hedged transactions not occurring. Amortization of the deferred losses on the discontinued cash flow hedging relationships increased interest expense by $2.8 million during the year ended December 31, 2012.
For the period from June 17, 2011 through December 31, 2011, all of our derivative instruments were designated in hedging relationships which had no ineffectiveness and as a result, our statement of operations reflected no change in fair value of derivative instruments for the period.
During the period from January 1, 2011 through June 16, 2011 and the year ended December 31, 2010, STN recorded a gain of $0.4 million and a loss of $42,000, respectively, related to changes in the fair values of derivative instruments not designated in hedging relationships. As a result of the bankruptcy, certain interest rate swap liabilities were reclassified to liabilities subject to compromise in accordance with ASC Topic 852, and post-petition changes in the expected amount of the allowed claims for those interest rate swaps were recognized in the reorganization items line on STN's Consolidated Statements of Operations.
For the year ended December 31, 2010 GVR Predecessor recognized derivative losses of $50.6 million related to its floating-to-fixed interest rate swap, primarily due to the adjustment of the swap's carrying value to its termination settlement amount as a result of early termination by the counterparty.
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
At December 31, 2012, we had $128.9 million in cash and cash equivalents, which is primarily used for the day-to-day operations of our properties. At December 31, 2012, our borrowing availability was $48.7 million under the Propco Credit Agreement and $184.0 million under the Opco Credit Agreement, which are net of outstanding letters of credit and similar obligations totaling $38.3 million. Our restricted cash totaled $2.0 million at December 31, 2012, primarily representing escrow balances related to the June 17, 2011 restructuring transactions.
Our primary cash requirements for 2013 are expected to include (i) required principal and interest payments on indebtedness, totaling approximately $14.5 million and $130.0 million, respectively, (ii) approximately $80 million to $90 million for capital expenditures and investments, and (iii) payments related to our existing and potential Native American projects. Our cash flow may be affected by a variety of factors, many of which are outside our control, including regulatory issues, competition, financial markets and other general business conditions. We believe that cash flows from operations, available borrowings under our credit agreements and existing cash balances will be adequate to satisfy our anticipated uses of capital for the foreseeable future, and we are continually evaluating our liquidity position and our financing needs. We cannot provide assurance, however, that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.
Following is a summary of our cash flow information (amounts in thousands):

	Successor		Predecessors		Combined Successor and Predecessors	Predecessors
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Combined
	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011		Year Ended December 31, 2011	Year Ended December 31, 2010
Cash flows provided by (used in):
Operating activities	$206,624	$64,485	$(2,404,716)	$(312,477)	$(2,652,708)	$(4,566)	$30,272	$25,706
Investing activities	101,472	(839)	(18,641)	(1,418)	(20,898)	(14,969)	(1,273)	(16,242)
Financing activities	(272,878)	(81,339)	2,371,574	290,930	2,581,165	(303)	(156)	(459)
Cash Flow from Operations. Our operating cash flows primarily consist of operating income generated by our properties (excluding depreciation and other non-cash charges), interest paid and changes in working capital accounts such as inventories, prepaid expenses, receivables and payables. The majority of our revenue is generated from our slot machine and table game play, which is conducted primarily on a cash basis. Our food and beverage, room and other revenues are also primarily cash-based. As a result, fluctuations in our revenues have a direct impact on our cash flow from operations. During the year ended December 31, 2012, net cash provided by operating activities totaled $206.6 million, compared to combined net cash used in operating activities of $2.7 billion for the year ended December 31, 2011. The $2.9 billion improvement in cash provided by operating activities is primarily the result of reorganization items during 2011. In addition, operating income improved by $16.3 million during the year ended December 31, 2012 compared to combined operating income for the prior year as discussed under Results of Operations above.
Investing Activities. During the year ended December 31, 2012, capital expenditures totaled $62.0 million for maintenance capital and other projects, as compared to combined capital expenditures of $43.4 million for the year ended December 31, 2011. During the year ended December 31, 2010, capital expenditures of the Combined Successor and Predecessors totaled $37.1 million. We classify items as maintenance capital to differentiate replacement type capital expenditures such as new slot machines from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. For the year ended December 31, 2012, capital expenditures includes Fertitta Interactive's capitalized software development costs totaling $2.0 million.
On November 16, 2012, we acquired a 50.1% ownership interest in Fertitta Interactive for $20.7 million in cash. Fertitta Interactive operates Ultimate Gaming, which was formed in 2011, and expects to launch its real money online poker platform in Nevada in the summer of 2013. We accounted for this investment as a common control transaction and accordingly, our net cash provided by investing activities includes a $7.7 million cash outflow equal to the historical cost of the net assets acquired as of April 30, 2012, the date common control commenced. The $12.6 million excess of the purchase price over the historical cost of the net assets acquired at November 16, 2012 is reflected as a deemed distribution in our cash flows from financing activities.
On August 22, 2012, the FIGR completed the third-party financing for their casino project totaling $850 million, and we received a repayment of $194.2 million on our advances. At December 31, 2012, the remaining amounts due from the FIGR total $57.3 million, which we anticipate will be repaid from the cash flows of the casino. During the year ended December 31, 2011, MPM received approximately $38.2 million from Gun Lake Casino representing repayment of its note receivable and related accrued interest. Of this amount, approximately $11.2 million was paid to MPM's noncontrolling members and investors, and the remaining $27.0 million was retained by the Company.
During the year ended December 31, 2012, we paid $19.9 million in reimbursable advances for Native American development projects, primarily the FIGR project, as compared to $7.1 million paid by the combined Successor and STN Predecessor during 2011 and $16.0 million paid by STN in 2010. The decrease in expenditures for Native American development costs during 2011 as compared to 2010 was primarily due to the completion of the Gun Lake project in February 2011.
Financing Activities. During the year ended December 31, 2012, we reduced our outstanding debt by approximately $216.6 million on a consolidated basis. Since June 17, 2011, the date we acquired assets from STN, on a consolidated basis, we have reduced our outstanding debt by approximately $287 million. On September 28, 2012, we repaid all amounts outstanding under the Original Opco Credit Agreement and the GVR Credit Agreements and Opco and GVR, jointly and severally, as co-borrowers entered into a new credit agreement with a term loan facility of $575 million and a revolving credit facility in the maximum amount of $200 million, which mature on September 28, 2019 and September 28, 2017, respectively. Approximately $517 million of the borrowings incurred under the new term loan were applied to repay in full amounts outstanding under the Original Opco Credit Agreement and GVR Credit Agreements. The remaining borrowings under the new term loan were used for transaction fees and expenses, including $16.4 million in debt issuance costs, ongoing working capital and other general corporate purposes.
During 2012, we paid $9.2 million in distributions to our members representing taxes due on our results of operations. In addition, distributions totaling $11.3 million were paid to noncontrolling interest holders by our consolidated variable interest entity, MPM. In connection with our purchase of 50.1% of Fertitta Interactive, which was accounted for as a common control transaction, the $12.6 million excess of the purchase price over the carrying value of the net assets acquired was recorded as a deemed distribution. During 2012, capital contributions to Fertitta Interactive from noncontrolling interest holders totaled $8.6 million.
On June 17, 2011, we borrowed approximately $2.5 billion under new or amended credit agreements in connection with the restructuring transactions.
During the Successor period from June 17, 2011 through December 31, 2011, we paid $85.8 million in principal payments on our long-term debt under our credit agreements, including principal payments of $23.2 million, $48.3 million, and $13.6 million, respectively, on borrowings under the Propco Credit Agreement, Original Opco Credit Agreement, and GVR Credit Agreements. During the period from January 1, 2011 through June 16, 2011, STN paid $1.5 million in principal payments on its debt.
Refinancing Transactions
In March 2013, we entered into a new credit agreement with a term loan facility of $1,625 million and a revolving credit facility in the maximum amount of $350 million, and we issued $500 million in aggregate principal amount of new 7.50% Senior Notes due 2021. We used the proceeds therefrom to repay all amounts outstanding under the Propco Credit

Agreement and the Opco Credit Agreement, to repurchase all of our outstanding Senior Notes due 2018, and to pay fees and expenses associated with such refinancing transactions. These transactions are described in more detail below.

Tender Offer. On February 14, 2013, we commenced a cash tender offer and consent solicitation for any and all of our Senior Notes due 2018 pursuant to which we offered to purchase the Senior Notes at a purchase price of $991.50 in cash, plus a $10.00 consent payment, per $1,000 in principal amount (the “Tender Offer”). The Tender Offer was completed and we repurchased all of the Senior Notes on March 1, 2013.

7.50% Senior Notes. In March 2013, we issued, in a private offering, $500 million in aggregate principal amount of 7.50% senior notes due March 1, 2021 (the "7.50% Senior Notes"). Interest is due March 1 and September 1 of each year commencing September 1, 2013. On or after March 1, 2016, we may redeem the 7.50% Senior Notes, in whole or in part, at the redemption prices specified in the indenture. Prior to March 1, 2016, we may redeem the 7.50% Senior Notes plus accrued and unpaid interest, plus a make-whole premium. Prior to March 1, 2016, we are also entitled to redeem up to 35% of the original aggregate principal amount of the 7.50% Senior Notes with proceeds of certain equity financings at the redemption prices specified in the indenture.

The 7.50% Senior Notes are guaranteed by our existing and future restricted subsidiaries that guarantee our obligations under the New Credit Facility (as defined below).

If we experiences certain change of control events (as defined in the indenture), we must offer to repurchase the 7.50% Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount of 7.50% Senior Notes plus accrued and unpaid interest thereon to the date of repurchase.

The indenture contains certain customary covenants limiting, among other things, our ability and the ability of our subsidiaries (other than our unrestricted subsidiaries) to incur or guarantee additional debt, create liens, transfer and sell assets, merge, consolidate, sell, transfer or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, engage in lines of business other than our core business and related businesses; and our or our restricted subsidiaries' ability to pay dividends or distributions (other than customary tax distributions) or other payments. These covenants are subject to a number of exceptions and qualifications as set forth in the indenture. The indenture also provides for events of default which would permit or require the principal and accrued interest on the 7.50% Senior Notes to be declared due and payable.

New Credit Facility. On March 1, 2013, we entered into a new credit facility, which includes a $1,625.0 million term loan facility (the “Term Loan Facility”) and a $350.0 million revolving credit facility (the “Revolving Credit Facility”) (together the “New Credit Facility”).

The Term Loan Facility is fully drawn and will mature on March 1, 2020. Subject to the satisfaction of the conditions to borrowing set forth therein, amounts may be borrowed under the Revolving Credit Facility, which will be fully available at any time prior to maturity on March 1, 2018. At our option, we have the right to increase our borrowings under the New Credit Facility in an aggregate total principal amount not to exceed the greater of (a) $350.0 million or (b) an unlimited amount (subject to certain conditions and to pro forma first lien leverage of less than or equal to 4.50x).

The interest rates under the Revolving Credit Facility are at our option, either (i) LIBOR plus a margin up to 3.50%, or (ii) a base rate plus a margin up to 2.50%. The interest rates under the Term Loan Facility are at our option, either (i) LIBOR plus 4.00%, or (ii) a base rate plus 3.00%; provided, however, that in no event will LIBOR be less than 1.00% over the term of the Term Loan Facility. Additionally, we will be subject to fees of 0.50% per annum on the unused portion of the Revolving Credit Facility.

The New Credit Facility is secured by substantially all of our personal property assets and substantially all personal property assets of the Guarantors and mortgages on certain real property. The New Credit Facility is also secured by a pledge of all of our equity. Borrowings under the New Credit Facility are guaranteed by all of our existing and future subsidiaries other than those that we designate as unrestricted subsidiaries.

We will be required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the sum of the principal amount under the Term Loan Facility beginning on June 30, 2013. In addition to the scheduled principal payments on the Term Loan Facility, we will be required to make certain mandatory prepayments on the Term Loan Facility with a portion of our excess cash flow as follows: (A)(i) 50% of excess cash flow so long as our total leverage ratio is above 4.50 to 1.00 or a default has occurred and is continuing, (ii) 25% of excess cash flow so long as no default has occurred and our total leverage ratio is less than or equal to 4.50 to 1.00, or (iii) 0.0% of excess cash flow so long as no default has occurred and our total leverage ratio is less than or equal to 3.50 to 1.00, and (B) 100% of all net cash proceeds of asset sales or other dispositions, the issuance or incurrence of additional debt, and the receipt of insurance proceeds and condemnation awards, in each case subject to certain customary carve-outs and reinvestment provisions.

We must pay a premium if we prepay the Term Loan Facility prior to March 1, 2014. On or after March 1, 2014, we may, at our option, prepay the Term Loan Facility at par.

The credit agreement governing the New Credit Facility contains a number of customary covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of the Guarantors to incur additional indebtedness or become a guarantor; create liens on collateral; engage in mergers, consolidations or asset dispositions; make distributions (as described below); make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries or make capital expenditures. The credit agreement governing the New Credit Facility also requires that we maintain a maximum total leverage ratio and a minimum interest coverage ratio, provided that a default of the financial ratio covenants shall only become an event of default under the Term Loan Facility if the lenders providing the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. The testing of these financial ratio covenants begins with the fiscal quarter ended March 31, 2013. These include a maximum total leverage ratio ranging from 8.00:1.00 in 2013 to 5.50:1.00 in 2017 and a minimum interest coverage ratio of 2.00:1.00 in 2013 to 3.00:1.00 in 2017.

The credit agreement governing the New Credit Facility contains a number of customary events of default (subject to grace periods and cure rights). If any event of default occurs, the lenders under the New Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities nor do we have any derivative arrangements other than the previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2012, approximately $38.3 million of borrowing capacity under our credit agreements was used to support letters of credit and similar obligations.
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2012 (amounts in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Long-term debt and interest rate swaps (a)	$122,595	$249,387	$1,763,391	$634,034	$2,769,407
Operating leases	8,609	17,635	17,542	402,225	446,011
Other (b)	23,043	2,261	6,000	6,000	37,304
Total contractual cash obligations	$154,247	$269,283	$1,786,933	$1,042,259	$3,252,722
___________________________________
(a)     Includes principal and contractual interest payments on long-term debt outstanding at December 31, 2012 and projected cash payments on interest rate swaps based on outstanding amounts and interest rates in effect at that date. Additional information about our long-term debt and derivative instruments is included in Notes 11 and 12 to the Consolidated Financial Statements in this Annual Report on Form 10-K. During March 2013, we refinanced all of the amounts due under our credit agreements and Senior Notes. See "Refinancing Transactions" in Liquidity and Capital Resources above for additional information.
(b)    Other includes employment contracts, long-term stay-on agreements, open purchase orders, natural gas purchase contracts, equipment purchase obligations and development milestone payment obligations.

Inflation
We do not believe that inflation has had a significant impact on our or Predecessors' revenues, results of operations or cash flows in the last three fiscal years.
Native American Development
Following is a summary of our Native American Development projects, which are more fully described in Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
The Federated Indians of Graton Rancheria
We have entered into development and management agreements with the FIGR, a federally recognized Native American tribe. Pursuant to those agreements, we are assisting the FIGR in developing a gaming and entertainment project located near the City of Rohnert Park in Sonoma County, California. The facility is expected to include approximately 3,000 slot machines, 146 table games, an 18-table poker room, four full-service restaurants and nine quick-serve restaurants. We will assist the FIGR in operating the project upon completion. During 2010, the BIA accepted approximately 254 acres of land into trust on behalf of the FIGR for the development of the project by Station and the FIGR. Construction of the casino commenced in June 2012, and we expect the casino will commence operations during the fourth quarter of 2013. There can be no assurance, however, that the project will be constructed and opened within this time frame.
The management agreement has a term of seven years from the date of opening of the project and we will receive a management fee equal to 24% of the facility's net income in years 1 through 4 and 27% of the facility's net income in years 5 through 7. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the project. The NIGC approved the management agreement for Class II and Class III gaming at the facility. Class II gaming includes games of chance such as bingo, pull-tabs, tip jars and punch boards (and electronic or computer-aided versions of such games), and non-banked card games, while Class III gaming includes casino–style games. Class III gaming requires a compact (the "FIGR Compact") signed by the Governor, ratified by the California legislature and approved by the Secretary of the Interior (the "Secretary"), as well as a management agreement for Class III gaming approved by the NIGC.
Representatives of FIGR and the Governor of the State of California negotiated the FIGR Compact and the Governor executed the FIGR Compact on March 27, 2012. The FIGR Compact provides for the FIGR to operate up to 3,000 slot machines at the proposed project in return for sharing up to 15% of the net proceeds with the State of California, Sonoma County, the City of Rohnert Park and other Native American tribes, which includes payments due to local authorities under any memorandum of understanding. Assembly Bill ("A.B.") 517 (as amended), the legislation necessary to ratify the Compact, was introduced in the California legislature on April 19, 2012. On May 7, 2012, the California Senate passed A.B. 517 and on May 10, 2012, the California Assembly passed A.B. 517. The FIGR Compact was submitted to the DOI for consideration by the Secretary on May 21, 2012. The Secretary approved the FIGR Compact and it became effective when it was published in the Federal Register on July 11, 2012. On August 1, 2012, the Chairwoman of the NIGC approved the Amended and Restated Gaming Management Agreement between the FIGR and Station, thereby permitting us to manage all Class II and Class III gaming to be operated at the facility.
We provided certain advances for the development of the project, including, but not limited to, monthly payments to the FIGR, professional fees, consulting services, mitigation costs and design and pre-construction services fees. The Company and STN advanced approximately $172.3 million toward the development of the project through August 21, 2012. On August 22, 2012, the FIGR completed the third-party financing for their casino project totaling $850 million. We received a $194.2 million partial repayment of our advances from the proceeds of the financing and recognized a gain of $102.8 million representing the difference between the carrying value of the project and the payment received. The gain resulted from the adjustment of the carrying value of the project to fair value upon our adoption of fresh-start reporting at June 17, 2011 and our deferral of the return on our advances until the carrying value had been recovered. We have no ongoing contractual obligation related to the amount collected, and the amount collected is nonrefundable.  At December 31, 2012, remaining amounts due to us from the FIGR total $57.3 million, which will be recognized in income as collected. We expect the remaining amounts due to us will be repaid from the FIGR's gaming revenues, but there can be no assurance that such amounts will be repaid.
We evaluated the likelihood that the FIGR project will be successfully completed and opened, and concluded that at December 31, 2012, the likelihood of successful completion is in the range of 95% to 100%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including the status of required regulatory approvals, and the progress being made toward the achievement of all milestones and the likelihood of successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that such changes will not be material.
North Fork Rancheria of Mono Indian Tribe
We have entered into development and management agreements with the Mono, a federally recognized Native American tribe located near Fresno, California, pursuant to which we will assist the Mono in developing, financing and operating a gaming and entertainment facility to be located on a 305–acre site (the "North Fork Site") located on Highway 99 north of the city of Madera in Madera County, California. The management agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the facility's net income.
In 2008, the Mono and the State of California entered into a tribal-state Class III gaming compact. The compact was subject to ratification by the California legislature and, if ratified, would have regulated gaming at the Mono's proposed gaming and entertainment project to be developed on the site.
On August 6, 2010, the BIA published notice in the Federal Register that the environmental impact statement for the Mono's casino and resort project had been finalized. On September 1, 2011, the Assistant Secretary of the Interior for Indian Affairs issued his determination that gaming on the proposed site would be in the best interest of the Mono and would not be detrimental to the surrounding community.
On August 31, 2012, the Governor of California concurred with the Assistant Secretary's determination that placing the Site in trust was in the best interest of the Mono and was not detrimental to the surrounding community. On the same day, the Governor signed a new tribal-state Class III gaming compact (the “2012 Compact”) between the State and the Mono. The California legislature must still ratify the 2012 Compact and the DOI must then either approve the Compact or otherwise allow it to become effective by operation of law. Once effective, the 2012 Compact will regulate gaming at the Mono’s proposed gaming project on the site. The 2012 Compact provides for the Mono to operate up to 2,000 slot machines at the proposed project in return for sharing up to 15% of the net proceeds with the State of California, Madera County, the City of Madera, and other Native American tribes, which includes payments due to local authorities under any memorandum of understanding. On February 5, 2013, the United States accepted the North Fork Site into trust for the benefit of the Mono. There can be no assurance as to whether the California legislature will ratify the 2012 Compact, or whether the Secretary of the Interior will approve the 2012 Compact or otherwise allow it to become effective. Notwithstanding the foregoing, opponents of the project may still seek to exercise their legal remedies to delay or stop the project.
As currently contemplated, the facility is expected to include approximately 2,000 slot machines, approximately 40 table games, and several restaurants. Development of the project remains subject to certain governmental and regulatory approvals, including, but not limited to, ratification by the California legislature of the gaming compact with the State of California and approval of the management agreement by the NIGC.
The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurance as to when, or if, these approvals will be obtained. We currently estimate that construction of the facility may begin in 2014 and we estimate that the facility would be completed and opened for business approximately 18 months after construction begins. There can be no assurance, however, that the project will be completed and opened within this time frame or at all. We expect to obtain third-party financing for the project once all necessary regulatory approvals have been received and construction has commenced; however, there can be no assurance that we will be able to obtain such financing for the project on acceptable terms or at all.
We evaluated the likelihood that the Mono project will be successfully completed and opened, and concluded that at December 31, 2012, the likelihood of successful completion is in the range of 65% to 75%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that we will recover all of our investment in the project even if it is successfully completed and opened for business.
Land Held for Development
Our land held for development consists primarily of 11 sites that are owned or leased, including sites in the Las Vegas valley, northern California, and Reno, Nevada, which could be used for new casino development or other associated development. Our decision whether to proceed with any new gaming development is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations, many of which are beyond our control.
Regulation and Taxes
We are subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future, including the NIGC and the Gun Lake Tribal Gaming Commission.

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The current legislative session began in February 2013. There have been no specific proposals during this legislative session to increase gaming taxes; however, there are no assurances that an increase in gaming taxes will not be proposed and passed by the Nevada Legislature in the future.

In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food purchased for use in complimentary meals provided to patrons and employees is not subject to Nevada use tax. We filed refunds for the periods from March 2000 through February 2008, and began claiming this exemption on our sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision. The amount subject to these refunds is approximately $15.6 million plus interest. The Department of Taxation subsequently audited the Company and issued a sales tax deficiency on the cost of food used in complimentary meals provided to patrons and employees for the period March 2000 through February 2008. On July 9, 2012, a Nevada Administrative Law Judge concluded that the State's sales tax deficiency for complimentary meals we provided to patrons and employees for the period March 2000 through February 2008 will be allowed, but only to the extent of use tax previously paid for these meals; however, the Administrative Law Judge did award us a refund of approximately $0.7 million of use tax paid on certain non-gaming related promotional meals. We appealed the decision. On October 1, 2012, the Nevada Tax Commission upheld the Administrative Law Judge's decision. We have appealed that portion of the decision that denied the refund. In addition, the City of Henderson appealed the refund awarded for non-gaming related promotional meals. On October 17, 2012, in a case involving another gaming company, a Clark County District Court ruled that complimentary meals provided to patrons are subject to sales tax, while employee meals are not subject to sales tax. We believe that the decision will be appealed to the Nevada Supreme Court. In the accompanying Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, we have not recorded a refund receivable for the previously paid use tax.

The Department of Taxation issued a regulation that as of February 15, 2012, complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. On June 25, 2012 the Nevada Tax Commission adopted the Department of Taxation's regulation. The Department of Taxation issued guidance delaying the payment of this sales tax until the earlier of (1) approval of the regulation by the Legislative Commission, (2) affirmation by the Nevada Supreme Court, (3) the effective date of relevant legislation or (4) June 30, 2013. As of December 31, 2012, we have accrued a liability for the estimated amount of sales tax on complimentary food and employee meals for the period February 15, 2012 through December 31, 2012.

We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law, regulations or compact provisions. Such changes, if adopted, could have a material adverse effect on our operating results.
Description of Certain Indebtedness and Capital Stock
A description of the Company's indebtedness is included in Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
On March 1, 2013, we completed a series of transactions to refinance the outstanding indebtedness under the Senior Notes, the Propco Credit Agreement and the Opco Credit Agreement. See Liquidity and Capital Resources — Refinancing Transactions for additional information.

Capital Stock
The Company has two classes of membership interests: (1) Voting Units and (2) Non-Voting Units. On June 17, 2011, 100 Voting Units were issued to Station Voteco representing 100% of the Company's outstanding Voting Units and 100 Non-Voting Units were issued to Station Holdco representing 100% of the Company's outstanding Non-Voting Units. Station Voteco is the only member of the Company entitled to vote on any matters to be voted on by the members of the Company. Station Holdco, as the holder of the Company's issued and outstanding Non-Voting Units, will not be entitled to vote on any matters to be voted on by the members of the Company, but will be the only member of the Company entitled to receive distributions as determined by the Company's Board of Managers out of funds legally available therefor and in the event of liquidation, dissolution or winding up of the Company, is entitled to all of the Company's assets remaining after payment of liabilities.
Derivative Instruments
We have entered into various interest rate swaps to manage our exposure to interest rate risk. At December 31, 2012 we have two floating-to-fixed interest rate swaps with notional amounts totaling $1.1 billion which mature in 2015. These interest rate swaps effectively fix the interest rates on $1.1 billion of the Company's variable-rate debt at 5.1% and 6.6%, respectively, for amounts outstanding under the Propco and Opco credit agreements. As of December 31, 2012, we paid a weighted-average fixed interest rate of 1.52% and received a weighted-average variable interest rate of 0.44% on our interest rate swaps.
In September 2012, in connection with entering into the Opco Credit Agreement, we (a) discontinued the designated cash flow hedging relationships on our interest rate swaps, (b) terminated one of the interest rate swaps, (c) amended and redesignated the second interest rate swap, (d) redesignated a portion of the third interest rate swap, and (e) accelerated the reclassification of $0.7 million of deferred losses from other comprehensive income to earnings because it became probable that certain hedged forecasted transactions would not occur. We have designated $931.3 million in notional amount of our interest rate swaps as cash flow hedging instruments for accounting purposes, and $123.2 million in notional amount is not designated in a cash flow hedging relationship for accounting purposes. There is a small amount of ineffectiveness in the redesignated hedging relationships.

Upon discontinuation of the cash flow hedging relationships, cumulative net losses of $28.6 million that had been recognized in other comprehensive income are being amortized through July 2015 as an increase to interest expense as the hedged interest payments continue to occur.
The difference between amounts received and paid under the designated portion of our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. For the year ended December 31, 2012, our interest rate swaps increased our interest expense by $12.4 million. The changes in fair value of the designated portions of the interest rate swaps is recognized in other comprehensive income, and the changes in fair value of the ineffective portion of the designated interest rate swaps and the undesignated portion of the the partially designated interest rate swap are recognized in earnings as they occur.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and require management to apply significant judgment in determining the estimates and the appropriate assumptions used for calculating financial estimates. The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our estimates on historical experience, information that is currently available to us and various other assumptions that we believe are reasonable under the circumstances, and we evaluate our estimates on an ongoing basis. Actual results may differ from these estimates, and such differences could have a material effect on our financial statements. Significant estimates used in the preparation of our consolidated financial statements include the fair value determination of assets and liabilities in conjunction with fresh‑start reporting, the reorganization valuation, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated cash flows used in assessing the recoverability of long-lived assets, the estimated fair values of certain assets related to write‑downs and impairments, the determination of slot club program liability, self-insurance reserves, the estimated fair values of derivative instruments, the estimated fair value of share-based compensation, contingencies, litigation, and claims and assessments. We believe the critical accounting policies described below affect the most significant judgments and estimates used in the preparation of our consolidated financial statements. Additional detail about our critical accounting policies, as well as information about our other significant accounting policies, is included in Note 2 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Long-Lived Assets
Our business is capital intensive and a significant portion of our capital is invested in property and equipment and other long-lived assets. We review long-lived assets to be held and used, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate and if the asset is considered to be impaired, we recognize impairment equal to the amount by which the carrying value of the asset exceeds its fair value. Our long-lived asset impairment tests are performed at the reporting unit level, and each of our operating properties is considered a separate reporting unit.
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
Property and Equipment. Property and equipment is initially recorded at cost, other than fresh-start adjustments which are recorded at fair value. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Construction in progress is related to the construction or development of property and equipment that has not yet been placed in service for its intended use. Depreciation and amortization for property and equipment commences when the asset is placed in service. When assets are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the accounts, and a gain or loss on disposition is recognized in operating income. Assets recorded under capital leases are included in property and equipment, and amortization of assets recorded under capital leases is included in depreciation expense and accumulated depreciation.
We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. We classify items as maintenance capital to differentiate replacement type capital expenditures such as a new slot machine from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Our depreciation expense is highly dependent on the assumptions we make about our assets' estimated useful lives. We estimate useful lives based on our experience with similar assets and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.
Goodwill. We test our goodwill for impairment annually during the fourth quarter of each year, and whenever events or changes in circumstances indicate that our goodwill may be impaired. If impairment exists, we recognize impairment based on the difference between the carrying amount of a reporting unit's goodwill and its implied fair value. As of our annual goodwill impairment testing date in the fourth quarter of 2012, the estimated fair values of several of our properties were slightly in excess their carrying values. No impairment was recognized as a result of our annual goodwill impairment testing; however, we may be required to recognize a goodwill impairment charge in the future if the estimated fair value of any of our reporting units declines as a result of a decrease in actual or projected operating results or changes in significant assumptions used in the estimation process.
Indefinite-Lived Intangible Assets. Our indefinite-lived intangible assets primarily represent brands and certain license rights. The fair value of brands is estimated using a derivation of the income approach to valuation, based on estimated royalties saved through ownership of the assets, utilizing market indications of fair value. We test our indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or changes in circumstances indicate that an impairment may exist. Indefinite-lived intangible assets are not amortized unless it is determined that their useful life is no longer indefinite. We periodically review our indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If an indefinite-lived intangible asset no longer has an indefinite life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.

Finite-Lived Intangible Assets. Our finite-lived intangible assets primarily represent assets related to our customer relationships, management contracts and core technology. We amortize our finite-lived intangible assets over their estimated useful lives using the straight-line method. We periodically evaluate the remaining useful lives of our finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. The customer relationship intangible asset primarily represents the value associated with our rated casino guests. The initial fair value of the customer relationship intangible asset was estimated based on the projected net cash flows associated with these casino guests. The recoverability of our customer relationship intangible asset could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, declines in customer spending which would impact the expected future cash flows associated with the rated casino guests, declines in the number of customer visits which could impact the expected attrition rate of the rated casino guests, and erosion of operating margins associated with rated casino guests. Should events or changes in circumstances cause the carrying value of the customer relationship intangible asset to exceed its estimated fair value, we would record an impairment charge in the amount of the excess.
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
Native American Development Costs. We incur certain costs associated with development and management agreements entered into with Native American Tribes (the "Tribes"). In accordance with the accounting guidance in ASC Topic 970, Real Estate—General, costs for the acquisition and related development of the land and the casino facilities are capitalized as long-term assets. The assets are typically transferred to the Tribe at such time as the Tribe secures third-party financing, or the gaming facility is completed. Upon transfer of the assets to the Tribe, a long-term receivable is recognized in an amount equal to any remaining carrying value that has not yet been recovered from the Tribe.
In accordance with the accounting guidance for capitalization of interest costs, we capitalize interest on Native American development projects when activities are in progress to prepare the asset for its intended use.
We earn a return on the costs incurred for the acquisition and development of the projects. Due to the uncertainty surrounding the estimated cost to complete and the collectability of the stated return, we account for the return earned on Native American development costs using the cost recovery method described in ASC Topic 360-20, Real Estate Sales. In accordance with the cost recovery method, recognition of the return is deferred until the assets are transferred to the Tribe, the carrying value of the assets has been fully recovered, and the return has been collected.
We evaluate our Native American development costs for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of ASC Topic 360-10. We evaluate each project for impairment whenever events or changes in circumstances indicate that the carrying amount of the project might not be recoverable, taking into consideration all available information. Among other things, we consider the status of the project, any contingencies, the achievement of milestones, any existing or potential litigation, and regulatory matters when evaluating our Native American projects for impairment. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted expected future cash flows do not exceed the carrying value, then the asset is written down to its estimated fair value, with fair value typically estimated based on a discounted future cash flow model or market comparables, when available. We estimate the undiscounted future cash flows of each of our Native American development projects based on consideration of all positive and negative evidence about the future cash flow potential of the project including, but not limited to, the likelihood that the project will be successfully completed, the status of required approvals, and the status and timing of the construction of the project, as well as current and projected economic, political, regulatory and competitive conditions that may adversely impact the project's operating results.

Customer Loyalty Program
Our Boarding Pass player rewards program (the "Program") allows customers to redeem points earned from their gaming activity at our Las Vegas area properties for cash and complimentary slot play, food, beverage, rooms, entertainment and merchandise. We record a liability for the estimated value of outstanding points under the Program that management believes will ultimately be redeemed. The estimated value of points expected to be redeemed for cash and complimentary slot play under the Program reduces gross casino revenue. The estimated cost of the outstanding points is calculated based on the total number of points earned, converted to a redemption value times the average cost. The redemption value is estimated based on the average number of points needed to redeem for rewards. The average cost is the incremental direct departmental cost for which the points are anticipated to be redeemed. When calculating the average cost, we use historical point redemption patterns to determine the redemption distribution between gaming, food, beverage, rooms, entertainment, merchandise and cash.
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
Derivative Instruments
From time to time we enter into derivative instruments, typically in the form of interest rate swaps, in order to manage interest rate risks associated with our debt. We account for our derivative instruments and hedging activities in accordance with ASC Topic 815, Derivatives and Hedging, which requires us to recognize our derivative instruments at fair value in our Consolidated Balance Sheets as either assets or liabilities. The accounting for changes in fair value (i.e. gains or losses) of derivative instruments depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to qualify for hedge accounting. All of our derivative instruments are intended to hedge our exposure to variability in expected future cash flows related to interest payments on our debt, and portions of such instruments qualify for and are designated in cash flow hedging relationships. A portion of one of our interest rate swaps is not designated. This hedge is not speculative and is also used to manage the Company's exposure to interest rate movements, but does not meet the strict hedge accounting requirements. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period, and such changes in fair value could have a significant impact on our consolidated financial statements. See Note 12 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about our derivative and hedging activities and the related accounting.
Share-Based Compensation
We account for share-based compensation in accordance with the accounting guidance for stock compensation, which requires share-based compensation expense to be measured at the grant date based on the fair value of the award and recognized over the requisite service period. We estimate the fair value of our share-based compensation awards using the option pricing method, which utilizes various assumptions, including risk-free interest rate, expected volatility, and expected life of the award. These assumptions can have a significant impact on the estimated fair value of the awards. We use the straight-line method to recognize compensation expense for share-based awards with graded vesting. See Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about share-based compensation.

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
At December 31, 2012, $1.03 billion of the borrowings under our credit agreements are based on LIBOR plus applicable margins of 3.00% to 4.00%. The LIBOR rate underlying our LIBOR-based borrowings was 0.21%. This amount excludes $573.6 million of term loan borrowings that are subject to a LIBOR floor of 1.25%. The remainder of the borrowings under our credit agreements are based on the Base Rate (as defined in the credit agreements), which ranged from 5.25% to 6.50% at December 31, 2012. The weighted-average interest rates for variable-rate debt shown in the following table are calculated using the rates in effect as of December 31, 2012. We cannot predict the LIBOR or Base Rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings as of December 31, 2012, an assumed 1% change in variable rates would cause our annual interest cost to change by approximately $2.1 million, after giving effect to our interest rate swaps which are further described below. The estimated fair value of our long-term debt at December 31, 2012 is $2.1 billion.

The following table shows information about future principal maturities, excluding original issue discounts, of our long-term debt as of December 31, 2012 (dollars in millions):

	Expected maturity date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate (a)	$2.3	$2.5	$2.7	$627.8	$2.9	$31.0	$669.2	$583.2
Weighted-average interest rate	4.28%	4.27%	4.27%	6.04%	4.17%	3.72%	5.90%

Variable rate (b)	$15.2	$15.3	$15.2	$1,010.2	$5.7	$544.8	$1,606.4	$1,556.7
Weighted-average interest rate	4.57%	4.57%	4.57%	3.97%	5.50%	5.50%	4.51%
____________________________________
(a) Includes increasing-rate Senior Notes

(b) Based on variable interest rates in effect at December 31, 2012

The following table shows information about future principal maturities, excluding original issue discounts, of our long-term debt as of December 31, 2012, after giving effect to our March 2013 refinancing transactions (dollars in millions):

	Expected maturity date
	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt:
Fixed rate	$2.3	$2.5	$2.7	$2.8	$2.9	$530.9	$544.1
Weighted-average interest rate	4.28%	4.27%	4.27%	4.27%	4.17%	7.28%	7.21%

Variable rate (a)	$12.2	$16.2	$16.3	$125.5	$16.3	$1,600.0	$1,786.5
Weighted-average interest rate	5.00%	5.00%	5.00%	3.88%	5.00%	4.96%	4.88%
____________________________________
(a) Based on variable interest rates in effect at December 31, 2012

We are also exposed to interest rate risk related to our interest rate swap agreements which we use to hedge a portion of our variable-rate debt. As of December 31, 2012, we have two variable-to-fixed interest rate swaps with notional amounts totaling $1.1 billion which effectively hedge a portion of the interest rate risk on borrowings under our credit agreements. Our interest rate swaps are matched with specific debt obligations. A portion of our interest rate swaps with notional amounts totaling $931.3 million are designated as cash flow hedges and qualify for hedge accounting. We do not use derivative financial instruments for trading or speculative purposes. Interest differentials resulting from designated interest rate swap agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate movements also affect the fair value of these interest rate swaps, which is reflected in other long-term liabilities in our Consolidated Balance Sheets.The fair values of interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, we incorporate credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Fair value is subject to significant estimation and a high degree of variability between periods; however, to the extent that the interest rate swaps are effective in hedging the designated risk, the changes in the fair value of these interest rate swaps are deferred in other comprehensive income on our Consolidated Balance Sheets. Certain future events, including prepayment, refinancing or acceleration of the hedged debt, could cause all or a portion of these hedges to become ineffective, in which case the changes in the fair value of the ineffective portion of the interest rate swaps would be recognized in the statement of operations in the period of change. In addition, we are exposed to credit risk should our counterparties fail to perform under the terms of the interest rate swap agreements; however, we seek to minimize our exposure to this risk by entering into interest rate swap agreements with highly rated counterparties, and we do not believe we are exposed to significant credit risk as of December 31, 2012.
The following table provides information about our interest rate swaps at December 31, 2012 (dollars in millions):

	Expected maturity date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair value
Interest rate swaps:
Notional amount	$36.8	$40.0	$977.8	$—	$—	$—	$1,054.6	$23.9
Weighted-average fixed interest rate payable (a)	1.52%	1.52%	1.52%	—%	—%	—%	1.52%
Weighted-average variable interest rate receivable (b)	0.44%	0.44%	0.44%	—%	—%	—%	0.44%
____________________________________

(a)	Based on actual fixed interest rates payable

(b)	Based on variable interest rates in effect at December 31, 2012
Additional information about our long-term debt and interest rate swap agreements is included in Notes 11, 12 and 24 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	58

Consolidated Balance Sheets as of December 31, 2012 and 2011 (Successor)	59

Consolidated Statements of Operations — Year ended December 31, 2012, Period from June 17, 2011 through December 31, 2011 (Successor), Period from January 1, 2011 through June 16, 2011, and Year Ended December 31, 2010 (Predecessors)	60

Consolidated Statements of Comprehensive Income (Loss) — Year ended December 31, 2012, Period from June 17, 2011 through December 31, 2011 (Successor), Period from January 1, 2011 through June 16, 2011 and Year Ended December 31, 2010 (Predecessors)	62

Consolidated Statements of Members' Equity / Stockholders' Deficit / Members' Deficit — Year Ended December 31, 2012, Period from June 17, 2011 through December 31, 2011 (Successor), Period from January 1, 2011 through June 16, 2011 and Year Ended December 31, 2010 (Predecessors)	63

Consolidated Statements of Cash Flows — Year Ended December 31, 2012, Period from June 17, 2011 through December 31, 2011 (Successor), Period from January 1, 2011 through June 16, 2011 and Year Ended December 31, 2010 (Predecessors)	65

Notes to Consolidated Financial Statements	68

Report of Independent Registered Public Accounting Firm

The Board of Managers and Members of Station Casinos LLC:

We have audited the accompanying consolidated balance sheets of Station Casinos LLC (the “Company”) as of December 31, 2012 and 2011 (Successor), and the related consolidated statements of operations, comprehensive income (loss), members' equity/stockholders' deficit/members' deficit, and cash flows for each of the year ended December 31, 2012, the period from June 17, 2011 through December 31, 2011 (Successor), the period from January 1, 2011 through June 16, 2011 and the year ended December 31, 2010 (Predecessors). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Station Casinos LLC at December 31, 2012 and 2011 (Successor), and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, the period from June 17, 2011 through December 31, 2011 (Successor), the period from January 1, 2011 through June 16, 2011 and the year ended December 31, 2010 (Predecessors), in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 22, 2013

STATION CASINOS LLC CONSOLIDATED BALANCE SHEETS (amounts in thousands, except units data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$128,880	$93,662
Restricted cash	1,980	2,005
Receivables, net	30,931	29,605
Inventories	7,938	9,144
Prepaid gaming tax	18,415	18,180
Prepaid expenses and other current assets	9,108	11,701
Total current assets	197,252	164,297
Property and equipment, net	2,212,463	2,246,065
Goodwill	200,694	195,132
Intangible assets, net (includes Intangible assets, net, of consolidated variable interest entity of $52,303 and $62,503, respectively)	208,676	214,092
Land held for development	220,120	227,857
Investments in joint ventures	9,629	10,157
Native American development costs	3,255	70,516
Other assets, net	46,854	50,233
Total assets	$3,098,943	$3,178,349
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Current portion of long-term debt	$17,544	$16,380
Accounts payable	21,631	17,240
Accrued interest payable	7,983	2,858
Accrued expenses and other current liabilities	123,537	92,162
Total current liabilities	170,695	128,640
Long-term debt, less current portion	2,056,057	2,178,847
Deficit investments in joint ventures	2,356	2,318
Interest rate swaps and other long-term liabilities, net	30,974	26,068
Total liabilities	2,260,082	2,335,873
Commitments and contingencies (Note 21)
Members' equity:
Voting units; 100 units authorized, issued and outstanding	—	—
Non-voting units; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	826,109	844,924
Accumulated other comprehensive loss	(25,672)	(20,154)
Accumulated deficit	(6,605)	(25,093)
Total Station Casinos LLC members' equity	793,832	799,677
Noncontrolling interest	45,029	42,799
Total members' equity	838,861	842,476
Total liabilities and members' equity	$3,098,943	$3,178,349

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands)

	Successor		Predecessors
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010
Operating revenues:
Casino	$885,629	$452,951	$339,703	$59,100	$699,401	$120,580
Food and beverage	237,770	119,735	85,436	19,484	163,215	39,517
Room	106,348	54,924	36,326	9,753	73,454	19,492
Other	69,878	39,658	28,072	4,205	59,086	8,006
Management fees	29,874	13,482	10,765	—	22,394	—
Gross revenues	1,329,499	680,750	500,302	92,542	1,017,550	187,595
Promotional allowances	(100,023)	(51,351)	(35,605)	(8,490)	(72,595)	(17,823)
Net revenues	1,229,476	629,399	464,697	84,052	944,955	169,772
Operating costs and expenses:
Casino	355,199	178,266	136,037	23,574	289,168	52,410
Food and beverage	161,167	88,979	60,717	12,407	107,311	23,903
Room	43,106	22,403	15,537	3,064	32,321	6,686
Other	27,141	16,896	10,822	2,125	19,979	3,649
Selling, general and administrative	293,056	154,643	110,300	18,207	219,479	38,734
Corporate	—	—	15,818	—	34,899	—
Development and preopening	311	718	1,752	—	16,272	—
Depreciation and amortization	132,170	67,023	61,162	9,512	153,316	21,613
Management fee expense	44,591	21,819	—	3,112	—	6,014
Impairment of goodwill	—	—	—	—	60,386	—
Impairment of intangible assets and other assets	12,973	2,100	—	—	201,634	—
Write-downs and other charges, net	10,417	4,041	3,953	104	19,245	9,209
	1,080,131	556,888	416,098	72,105	1,154,010	162,218
Operating income (loss)	149,345	72,511	48,599	11,947	(209,055)	7,554
Earnings (losses) from joint ventures	1,773	(1,533)	(945)	—	(248,495)	—
Gain on dissolution of joint venture	—	—	250	—	124,193	—

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (amounts in thousands)

	Successor		Predecessors
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010
Operating revenues:
Operating income (loss) and earnings (losses) from joint ventures	151,118	70,978	47,904	11,947	(333,357)	7,554
Other (expense) income:
Interest expense, net	(189,505)	(92,299)	(43,294)	(20,582)	(104,582)	(48,644)
(Loss) gain on extinguishment of debt	(51,796)	1,183	—	—	—	—
Gain on Native American development	102,816	—	—	—	—	—
Interest and other expense from joint ventures	—	—	(15,452)	—	(66,709)	—
Change in fair value of derivative instruments	(921)	—	397	—	(42)	(50,550)
	(139,406)	(91,116)	(58,349)	(20,582)	(171,333)	(99,194)
Income (loss) before income taxes and reorganization items	11,712	(20,138)	(10,445)	(8,635)	(504,690)	(91,640)
Reorganization items, net	—	—	3,259,995	634,999	(82,748)	—
Income (loss) before income taxes	11,712	(20,138)	3,249,550	626,364	(587,438)	(91,640)
Income tax benefit	—	—	107,924	—	21,996	—
Net income (loss)	11,712	(20,138)	3,357,474	626,364	(565,442)	(91,640)
Less: net (loss) income attributable to noncontrolling interest	(1,606)	4,955	24,321	—	(1,673)	—
Net income (loss) attributable to Station Casinos LLC members / Station Casinos, Inc. stockholders / Green Valley Ranch Gaming, LLC members	$13,318	$(25,093)	$3,333,153	$626,364	$(563,769)	$(91,640)

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (amounts in thousands)

	Successor		Predecessors		Predecessors
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010

Net income (loss)	$11,712	$(20,138)	$3,357,474	$626,364	$(565,442)	$(91,640)
Other comprehensive income (loss):
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(18,918)	(25,546)	—	—	—	—
Less: Reclassification of unrealized loss into income (a)	13,187	5,499	—	—	1,985	6,108
Unrealized (loss) gain on interest rate swaps, net	(5,731)	(20,047)	—	—	1,985	6,108
Unrealized gain (loss) on available-for-sale securities (a)	213	(107)	25	—	(80)	—
Amortization of unrecognized pension and postretirement benefit plan liabilities (a)	—	—	(19)	—	(940)	—
Comprehensive income (loss)	6,194	(40,292)	3,357,480	626,364	(564,477)	(85,532)
Less: comprehensive (loss) income attributable to noncontrolling interests	(1,606)	4,955	24,321	—	(1,673)	—
Comprehensive income (loss) attributable to Station Casinos LLC members / Station Casinos, Inc. stockholders / Green Valley Ranch Gaming, LLC members	$7,800	$(45,247)	$3,333,159	$626,364	$(562,804)	$(85,532)
_________________________________________
(a) Amounts for Station Casinos, Inc. are net of tax

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY/STOCKHOLDERS' DEFICIT/MEMBERS' DEFICIT (amounts in thousands)

	Successor								Predecessors
	Station Casinos LLC								Station Casinos, Inc.			Green Valley Ranch Gaming, LLC
	Voting units	Non-voting units	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Station Casinos LLC members' equity (deficit)	Noncontrolling interest	Total members' equity (deficit)	Total stockholders' (deficit) equity	Noncontrolling interest	Total Station Casinos Inc. stockholder's (deficit) equity	Members' (deficit) equity
Balances, December 31, 2009 (Predecessors)	$—	$—	$—	$—	$—	$—	$—	$—	$(2,335,388)	$—	$(2,335,388)	$(333,768)
Share-based compensation expense	—	—	—	—	—	—	—	—	13,617	—	13,617	—
Change in fair value of interest rate swaps, net of tax	—	—	—	—	—	—	—	—	1,985	—	1,985	6,108
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	(80)	—	(80)	—
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	—	—	—	—	—	—	—	(940)	—	(940)	—
Net loss	—	—	—	—	—	—	—	—	(565,442)	(1,673)	(563,769)	(91,640)
Balances, December 31, 2010 (Predecessors)	—	—	—	—	—	—	—	—	(2,886,248)	(1,673)	(2,884,575)	(419,300)
Share-based compensation expense	—	—	—	—	—	—	—	—	6,224	—	6,224	—
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	25	—	25	—
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	—	—	—	—	—	—	—	(19)	—	(19)	—
Net income	—	—	—	—	—	—	—	—	3,357,474	24,321	3,333,153	626,364
Balances, June 17, 2011 (Predecessors)	—	—	—	—	—	—	—	—	477,456	22,648	454,808	207,064
Elimination of Predecessors' equity	—	—	—	—	—	—	—	—	(477,456)	(22,648)	(454,808)	(207,064)
Issuance of voting and non-voting units of Station Casinos LLC	—	—	844,980	—	—	844,980	—	844,980	—	—	—	—
Fresh-start reporting adjustment of noncontrolling interest	—	—	—	—	—	—	34,051	34,051	—	—	—	—
Issuance of CV Propco, LLC and NP Tropicana LLC warrants	—	—	—	—	—	—	9,500	9,500	—	—	—	—
Balances, June 17, 2011 (Successor)	—	—	844,980	—	—	844,980	43,551	888,531	—	—	—	—

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY/STOCKHOLDERS' DEFICIT/MEMBERS' DEFICIT (Continued) (amounts in thousands)

	Successor								Predecessors
	Station Casinos LLC								Station Casinos, Inc.			Green Valley Ranch Gaming, LLC
	Voting units	Non-voting units	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Station Casinos LLC members' equity (deficit)	Noncontrolling interest	Total members' equity (deficit)	Total stockholders' (deficit) equity	Noncontrolling interest	Total Station Casinos Inc. stockholder's (deficit) equity	Members' (deficit) equity
Change in fair value of interest rate swaps	—	—	—	(20,047)	—	(20,047)	—	(20,047)	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(107)	—	(107)	—	(107)	—	—	—	—
Distributions	—	—	(56)	—	—	(56)	(5,707)	(5,763)	—	—	—	—
Net (loss) income	—	—	—	—	(25,093)	(25,093)	4,955	(20,138)	—	—	—	—
Balances, December 31, 2011 (Successor)	—	—	844,924	(20,154)	(25,093)	799,677	42,799	842,476	—	—	—	—
Unrealized losses on interest rate swaps	—	—	—	(5,731)	—	(5,731)	—	(5,731)	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	213	—	213	—	213	—	—	—	—
Share-based compensation	—	—	2,628	—	—	2,628	47	2,675	—	—	—	—
Capital contributions	—	—	—	—	—	—	8,616	8,616	—	—	—	—
Acquisition of Fertitta Interactive	—	—	—	—	5,605	5,605	6,475	12,080	—	—	—	—
Deemed distribution	—	—	(12,638)	—	—	(12,638)	—	(12,638)	—	—	—	—
Distributions	—	—	(8,805)	—	(435)	(9,240)	(11,302)	(20,542)	—	—	—	—
Net income (loss)	—	—	—	—	13,318	13,318	(1,606)	11,712	—	—	—	—
Balances, December 31, 2012	$—	$—	$826,109	$(25,672)	$(6,605)	$793,832	$45,029	$838,861	$—	$—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)

	Successor		Predecessors
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010
Cash flows from operating activities:
Net income (loss)	$11,712	$(20,138)	$3,357,474	$626,364	$(565,442)	$(91,640)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	132,170	67,023	61,162	9,512	153,316	21,613
Change in fair value of derivative instruments	921	—	(397)	—	42	50,550
Provision for doubtful accounts	1,605	405	1,547	149	1,352	245
Write downs and other charges, net	471	3,246	3,349	104	9,460	120
Impairment of goodwill	—	—	—	—	60,386	—
Impairment of other assets	12,973	2,100	—	—	201,634	—
Amortization of debt discount and debt issuance costs	70,260	39,345	196	327	1,955	1,207
Interest—paid in kind	4,106	2,138	—	—	—	—
Share-based compensation expense	2,665	—	6,224	—	13,381	—
(Earnings) losses from joint ventures	(1,773)	1,533	16,397	—	315,204	—
Distributions from joint ventures	1,847	—	—	—	—	—
Gain on dissolution of joint venture	—	—	(250)	—	(124,193)	—
Gain on Native American development	(102,816)	—	—	—	—	—
Loss (gain) on extinguishment of debt	51,796	(1,183)	—	—	—	—
Reorganization items, net	—	—	(3,259,995)	(634,999)	82,748	—
Changes in assets and liabilities:
Restricted cash	25	34,133	(10,956)	1,600	(118,974)	5
Receivables, net	(2,908)	(3,690)	12,781	(185)	24,420	(78)
Inventories and prepaid expenses	3,593	(6,327)	13,372	1,118	4,523	(950)
Deferred income tax	—	—	(114,978)	—	(17,262)	—
Accounts payable	4,241	(21,972)	23,021	1,562	(4,645)	747
Accrued interest payable	5,058	2,788	6,469	11,969	21,348	44,311
Accrued expenses and other current liabilities	8,864	(35,328)	18,420	(8,308)	698	2,398
Due to Station Casinos, Inc.	—	—	—	3,716	—	2,244
Other, net	1,814	412	32,715	133	18,291	(500)
Net cash provided by operating activities before reorganization items	206,624	64,485	166,551	13,062	78,242	30,272
Net cash used for reorganization items	—	—	(2,571,267)	(325,539)	(82,808)	—

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (amounts in thousands)

	Successor		Predecessors
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010
Cash flows from operating activities:
Net cash provided by (used in) operating activities	206,624	64,485	(2,404,716)	(312,477)	(4,566)	30,272

Cash flows from investing activities:
Capital expenditures, net of related payables	(61,977)	(26,925)	(15,098)	(1,418)	(34,755)	(2,554)
Proceeds from sale of property and equipment	908	245	200	—	871	—
Acquisition of Fertitta Interactive	(7,741)	—	—	—	—	—
Investments in joint ventures	—	—	—	—	(3,509)	—
Distributions in excess of earnings from joint ventures	492	882	2,042	—	6,112	—
Proceeds from repayment of Native American development costs	195,779	32,305	—	—	42,806	—
Native American development costs	(19,882)	(4,873)	(2,231)	—	(16,007)	—
Other, net	(6,107)	(2,473)	(3,554)	—	(10,487)	1,281
Net cash provided by (used in) investing activities	101,472	(839)	(18,641)	(1,418)	(14,969)	(1,273)
Cash flows from financing activities:
Borrowings under Successor credit agreements with original maturity dates greater than three months	671,687	—	2,095,704	310,000	—	—
Borrowings (payments) under Successor credit agreements with original maturities of three months or less, net	(11,200)	16,200	—	—	—	—
Payments under Successor credit agreements with original maturities greater than three months	(880,611)	(85,849)	—	—	—	—
Borrowings under STN Term Loan with original maturities greater than three months	—	—	—	—	2,870	—
Payments under STN Term Loan with original maturities greater than three months	—	—	(625)	—	(2,500)	—
Cash paid for early extinguishment of debt	(9,882)	—	—	—	—	—
Distributions to members and noncontrolling interests	(20,542)	(5,763)	—	—	—	—
Deemed distribution	(12,638)	—	—	—	—	—
Debt issuance costs	(16,421)	(467)	(1,619)	(19,070)	—	—
Payments on other debt	(1,887)	(5,460)	(886)	—	(673)	(156)
Proceeds from issuance of voting and non-voting units	—	—	279,000	—	—	—
Capital contributions from noncontrolling interests	8,616	—	—	—	—	—
Net cash (used in) provided by financing activities	(272,878)	(81,339)	2,371,574	290,930	(303)	(156)

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (amounts in thousands)

	Successor		Predecessors
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010
Cash flows from operating activities:
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	35,218	(17,693)	(51,783)	(22,965)	(19,838)	28,843
Balance, beginning of period	93,662	111,355	163,138	40,162	182,976	11,319
Balance, end of period	$128,880	$93,662	$111,355	$17,197	$163,138	$40,162
Supplemental cash flow disclosures:
Cash paid for interest, net of $3,721, $2,155, $2,939, $0, $10,078 and $0 capitalized, respectively	$108,875	$51,847	$35,595	$8,286	$77,016	$3,125
Non-cash investing and financing activities:
Change in property and equipment included in accrued expenses and other current liabilities	$22,283	$—	$—	$—	$—	$—
Equity issued to noncontrolling interests in Fertitta Interactive in settlement of notes payable	$8,148	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Background
Station Casinos LLC, a Nevada limited liability company (the "Company," "Station," or "Successor"), is a premier gaming and entertainment company that owns and operates nine major hotel/casino properties and seven smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. The Company also manages a casino in southwestern Michigan for a Native American tribe. Station was formed on August 9, 2010 to acquire substantially all of the assets of:

•
Station Casinos, Inc. ("STN") and its subsidiaries (collectively with STN, the "STN Predecessor") pursuant to (a) the "First Amended Joint Plan of Reorganization for Station Casinos, Inc. and its Affiliated Debtors (Dated July 28, 2010)," as amended (the "SCI Plan"), which was confirmed by order of the U.S. Bankruptcy Court for the District of Nevada, located in Reno, Nevada (the "Bankruptcy Court") entered on August 27, 2010, and (b) the "First Amended Prepackaged Joint Chapter 11 Plan of Reorganization for Subsidiary Debtors, Aliante Debtors and Green Valley Ranch Gaming, LLC (Dated May 20, 2011)" (the "Subsidiaries Plan"), which was confirmed with respect to the Subsidiary Debtors and Aliante Debtors by order of the Bankruptcy Court entered on May 25, 2011; and

•
Green Valley Ranch Gaming, LLC (the "GVR Predecessor," and collectively with STN Predecessor, the "Predecessors") pursuant to the "First Amended Prepackaged Joint Chapter 11 Plan of Reorganization for Subsidiary Debtors, Aliante Debtors and Green Valley Ranch Gaming, LLC (Dated May 24, 2011)" (the "GVR Plan"), which was confirmed with respect to Green Valley Ranch Gaming, LLC by order of the Bankruptcy Court entered on June 8, 2011.

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
Background

On June 17, 2011, the Company and its subsidiaries acquired substantially all of the assets of STN and certain of STN's subsidiaries and affiliates, including (i) Palace Station, Boulder Station, Sunset Station and Red Rock (the "Propco Assets"), (ii) Santa Fe Station Hotel & Casino ("Santa Fe Station"), Texas Station Gambling Hall & Hotel ("Texas Station"), Fiesta Henderson Casino Hotel ("Fiesta Henderson"), Fiesta Rancho Casino Hotel ("Fiesta Rancho") and interests in certain Native American gaming projects (collectively, the "Opco Assets"), pursuant to the SCI Plan and the Asset Purchase Agreement dated as of June 7, 2010 (as amended, the "Opco Asset Purchase Agreement") and (iii) Green Valley Ranch Gaming, pursuant to that certain Asset Purchase Agreement, dated as of March 9, 2011 (the "GVR Asset Purchase Agreement").
In conjunction with these acquisitions: (i) Station's voting equity interests (the "Voting Units") were issued to Station Voteco LLC, a Delaware limited liability company formed to hold the Voting Units of the Company ("Station Voteco"), which was initially owned by Robert A. Cashell Jr., Stephen J. Greathouse and an entity owned by Frank J. Fertitta III, Station's Chief Executive Officer and a member of its Board of Managers, and Lorenzo J. Fertitta, a member of Station's Board of Managers and (ii) Station's non-voting equity interests (the "Non-Voting Units" and together with its Voting Units, the "Units") were issued to Station Holdco LLC, a Delaware limited liability company formed to hold the Non-Voting Units of the Company ("Station Holdco"), which was initially owned by German American Capital Corporation, JPMorgan Chase Bank, N.A. ("JPM"), FI Station Investor LLC, a limited liability company owned by affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta ("FI Station Investor"), and certain former holders of STN's senior and senior subordinated notes. On April 30, 2012, FI Station Investor purchased membership interests in Station Holdco from JPM and certain other sellers that exercised tag-along rights pursuant to the Company's equityholders agreement. See Note 14 for additional information.
On June 17, 2011, Station and its subsidiaries entered into various new or amended credit agreements as further described in Note 11.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 17, 2011, the Company and certain of its subsidiaries entered into management agreements with subsidiaries of Fertitta Entertainment LLC ("Fertitta Entertainment") relating to the management of the Propco Assets, the Opco Assets, Green Valley Ranch and Wild Wild West (the "Management Agreements").
The transactions that occurred on June 17, 2011 are collectively referred to herein as the "Restructuring Transactions."
2.         Basis of Presentation and Summary of Significant Accounting Policies
On June 17, 2011, the Company adopted fresh-start reporting in accordance with Accounting Standards Codification ("ASC") Topic 852 Reorganizations ("ASC Topic 852"), which resulted in a new reporting entity for accounting purposes. Fresh-start reporting generally requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity's enterprise value to its asset and liabilities as of June 17, 2011. As a result of the adoption of fresh-start reporting, the Company's consolidated financial statements after its emergence from bankruptcy are prepared on a different basis of accounting than the consolidated financial statements of Predecessors prior to emergence from bankruptcy, including the historical financial statements included in this report, and therefore are not comparable in many respects with the Predecessors' historical financial statements. See Note 3 for additional information about the adoption of fresh-start reporting at June 17, 2011.
Periods before June 17, 2011 are referred to in this Annual Report on Form 10-K as "Predecessor periods," while periods beginning June 17, 2011 or thereafter are referred to herein as "Successor periods."
For the Predecessor Periods, the accompanying consolidated financial statements for the Predecessors were prepared in accordance with ASC Topic 852 which provides accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code. ASC Topic 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Case distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As a result, revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business, including fresh-start adjustments, debt discharge and other effects of the Plans, were reported separately as reorganization items in the Consolidated Statements of Operations of the Predecessors. See Note 3 for additional information about reorganization items. STN and GVR Predecessor adopted ASC Topic 852 on July 28, 2009 and April 12, 2011, respectively.
Certain amounts in the consolidated financial statements for the previous periods have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.
Acquisition of Fertitta Interactive
In order to capitalize on the emerging online gaming market, on November 16, 2012, the Company acquired a 50.1% ownership interest in Fertitta Interactive LLC ("Fertitta Interactive") for $20.7 million in cash (the "FI Transaction"). Fertitta Interactive operates Ultimate Gaming, which was formed in 2011 with the purchase of Cyber-Arts, an Oakland, California based company, which has developed a proprietary real money and social gaming platform. Fertitta Interactive expects to launch its real money online poker platform in Nevada in 2013 under the Ultimate Gaming brand.
Prior to the acquisition, Fertitta Interactive was controlled by Frank J. Fertitta III and Lorenzo J. Fertitta. Effective April 30, 2012, Frank J. Fertitta III and Lorenzo J. Fertitta became the controlling members of the Company (see Note 14 for additional information). Because the Company and Fertitta Interactive were under common control at November 16, 2012, the acquisition was accounted for at historical cost in a manner similar to a pooling of interests, and the excess of the purchase price over the historical cost of the net assets acquired as of the acquisition date was treated as a deemed distribution for accounting purposes.
The acquisition of Fertitta Interactive represented a change in reporting entity for accounting purposes and as a result, the Company was required to revise its historical financial statements to include the financial results of Fertitta Interactive for all periods subsequent to April 30, 2012, the date at which common control of the Company and Fertitta Interactive commenced. Accordingly, as of April 30, 2012 the Company recognized acquired assets with a carrying value of $20.2 million, primarily representing goodwill and intangible assets, and assumed liabilities of $8.1 million. The Company's Consolidated Statement of Operations for the year ended December 31, 2012 includes Fertitta Interactive's revenues and net loss of $0.2 million and $13.5 million, respectively, for the period April 30, 2012 through December 31, 2012. The Company's Consolidated Balance Sheet at December 31, 2012 includes Fertitta Interactive's total assets of $18.1 million.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principles of Consolidation
The amounts shown in the accompanying consolidated financial statements of the Company include the accounts of the Company and its controlled subsidiaries, including Fertitta Interactive (for periods subsequent to April 30, 2012), and MPM Enterprises, LLC ("MPM"), which is 50% owned by the Company and required to be consolidated. Investments in all other 50% or less owned affiliated companies are accounted for under the equity method.
MPM is considered a variable interest entity under the provisions of ASC Topic 810, Consolidation ("ASC Topic 810"). Under the terms of the MPM operating agreement, STN Predecessor was required to provide the majority of MPM's financing. In addition, based on a qualitative analysis, the Company believes it directs the most significant activities that impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that could potentially be significant to MPM. As a result, the Company is considered the primary beneficiary of MPM as defined in ASC Topic 810 and therefore consolidates MPM in its consolidated financial statements. The creditors of MPM have no recourse to the general credit of the Company, and the assets of MPM may be used only to settle MPM's obligations. MPM's assets that are reflected in the Company's Consolidated Balance Sheets at December 31, 2012 and 2011 include intangible assets of $52.3 million and $62.5 million, respectively, and receivables of $2.7 million and $2.9 million, respectively.
The amounts shown in the accompanying consolidated financial statements for STN Predecessor for the periods prior to June 17, 2011 include the accounts of STN, its wholly owned subsidiaries and MPM, which was 50% owned by STN and required to be consolidated. STN's investments in all other 50% or less owned affiliated companies were accounted for under the equity method.
For the Company and STN Predecessor, the third party holdings of equity interests are referred to as noncontrolling interests. The portion of net income (loss) attributable to noncontrolling interests is presented separately on the Consolidated Statements of Operations, and the portion of members' equity attributable to noncontrolling interests is presented separately on the consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Significant estimates incorporated into the Company's consolidated financial statements include the fair value determination of assets and liabilities in conjunction with fresh‑start reporting, the reorganization valuation, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated cash flows used in assessing the recoverability of long-lived assets, the estimated fair values of certain assets related to write‑downs and impairments, contingencies, litigation, and claims and assessments. Actual results could differ from those estimates.
Fresh‑Start Reporting
The adoption of fresh‑start reporting on June 17, 2011 resulted in a new reporting entity. Under fresh‑start reporting, all assets and liabilities are recorded at their estimated fair values and the Predecessors' accumulated deficit balances are eliminated. In adopting fresh‑start reporting, the Company was required to determine its reorganization value, which represents the fair value of the entity before considering its interest‑bearing debt.
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
Level 3: Unobservable inputs that are not corroborated by market data.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASC Topic 820 also provides companies the option to measure certain financial assets and liabilities at fair value with changes in fair value recognized in earnings each period. The Company has not elected to measure any financial assets and liabilities at fair value that are not required to be measured at fair value.
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, receivables and accounts payable approximates fair value primarily because of the short maturities of these instruments. See Note 13 for information about the fair value of the Company's long-term debt.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and investments purchased with an original maturity of 90 days or less. Cash equivalents are carried at cost which approximates fair value.
Restricted Cash
Restricted cash as of December 31, 2012 and 2011 primarily represents remaining escrow account balances related to restructuring liabilities.
Receivables, Net and Credit Risk
Receivables, net consist primarily of casino, hotel, ATM, cash advance, retail and other receivables, which are typically non-interest bearing. Credit is issued in the form of "markers" to approved casino customers following investigations of creditworthiness. Receivables are initially recorded at cost and an allowance for doubtful accounts is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is estimated based on a specific review of customer accounts, historical collection experience, the age of the receivable and other relevant factors. Accounts are written off when management deems the account to be uncollectible and recoveries of accounts previously written off are recorded when received. As of December 31, 2012 and December 31, 2011, the allowance for doubtful accounts was $2.0 million and $0.4 million, respectively. Upon adoption of fresh-start reporting on June 17, 2011, the carrying values of the Company's receivables were reduced to their estimated net realizable values. Management believes there are no significant concentrations of credit risk.
Inventories
Inventories primarily represent food and beverage items and retail merchandise which are stated at the lower of cost or market. Cost is determined on a weighted-average basis.
Property and Equipment
Property and equipment is initially recorded at cost, other than fresh–start adjustments that were recorded at fair value. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Construction in progress is related to the construction or development of property and equipment that has not yet been placed in service for its intended use. Depreciation and amortization for property and equipment commences when the asset is placed in service. When assets are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the accounts and the gain or loss on disposition is recognized in operating income (expense). Assets recorded under capital leases are included in property and equipment, and amortization of assets recorded under capital leases is included in depreciation expense and accumulated depreciation.
The Company must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. The Company classifies items as maintenance capital to differentiate replacement type capital expenditures such as a new slot machine from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items classified by the Company as maintenance capital are expenditures necessary to keep its existing properties at their current levels and are typically replacement items due to the normal wear and

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tear as a result of use and age. The Company's depreciation expense is highly dependent on the assumptions it makes about its assets' estimated useful lives. Useful lives are estimated by the Company based on its experience with similar assets and estimates of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, the Company accounts for the change prospectively.
Native American Development Costs
The Company incurs certain costs associated with development and management agreements entered into with Native American Tribes (the "Tribes"). In accordance with the accounting guidance in ASC Topic 970, Real Estate—General, costs for the acquisition and related development of the land and the casino facilities are capitalized as long-term assets. The assets are typically transferred to the Tribe when the Tribe secures third-party financing, or the gaming facility is completed. Upon transfer of the assets to the Tribe, a long term receivable is recognized in an amount equal to any remaining carrying value that has not yet been recovered from the Tribe.
In accordance with the accounting guidance for capitalization of interest costs, the Company capitalizes interest on Native American development projects when activities are in progress to prepare the asset for its intended use.
The Company earns a return on the costs incurred for the acquisition and development of the projects. Due to the uncertainty surrounding the estimated costs to complete and the collectability of the stated return, it accounts for the return earned on Native American development costs using the cost recovery method described in ASC Topic 360-20, Real Estate Sales. In accordance with the cost recovery method, recognition of the return is deferred until the assets are transferred to the Tribe, the carrying value of the assets has been fully recovered and the return has been collected. Repayment of the advances and the return typically is funded from a refinancing by the Tribe, from the cash flows of the gaming facility, or both.
The Company evaluates its Native American development costs for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of ASC Topic 360-10. A project is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the project might not be recoverable, taking into consideration all available information. Among other things, the Company considers the status of the project, any contingencies, the achievement of milestones, any existing or potential litigation, and regulatory matters when evaluating its Native American projects for impairment. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted expected future cash flows do not exceed the carrying value, then the asset is written down to its estimated fair value, with fair value typically estimated based on a discounted future cash flow model or market comparables, when available. The Company estimates the undiscounted future cash flows of each of its Native American development projects based on consideration of all positive and negative evidence about the future cash flow potential of the project including, but not limited to, the likelihood that the project will be successfully completed, the status of required approvals, and the status and timing of the construction of the project, as well as current and projected economic, political, regulatory and competitive conditions that may adversely impact the project's operating results.
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
Interest capitalized was as follows (amounts in thousands):

Successor		Predecessors
Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010
$3,721	$2,155	$2,939	$—	$10,078	$—

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Other Intangible Assets
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles-Goodwill and Other ("ASC Topic 350"). The Company tests its goodwill and indefinite‑lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances make it more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of Station's 100% owned casino properties is considered to be a reporting unit. The Company's annual goodwill impairment testing utilizes a two-step process. In the first step, the estimated fair value of each reporting unit is compared with its carrying amount, including goodwill. The fair value of each reporting unit is estimated using the expected present value of future cash flows along with value indications provided by the current valuation multiples of comparable publicly traded companies.
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
See Note 5 for a discussion of impairment charges recognized by STN Predecessor for the year ended December 31, 2010 related to its goodwill and intangible assets.
Indefinite-Lived Intangible Assets
The Company's indefinite-lived intangible assets primarily represent brands and certain license rights. The fair value of brands is estimated using a derivation of the income approach to valuation, based on estimated royalties saved through ownership of the assets, utilizing market indications of fair value. The Company tests its indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances make it more likely than not that an impairment may have occurred. Indefinite-lived intangible assets are not amortized unless it is determined that their useful life is no longer indefinite. The Company periodically reviews its indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If an indefinite-lived intangible asset no longer has an indefinite life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset. During the Successor and Predecessor Periods, no indefinite-lived intangible assets were deemed to have a finite useful life.
Finite-Lived Intangible Assets
The Company's finite-lived intangible assets primarily represent assets related to its customer relationships, management contracts and core technology, which are amortized over their estimated useful lives using the straight-line method. The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.
The Company's customer relationship intangible asset primarily represents the value associated with Station's rated casino guests. The initial fair value of the customer relationship intangible asset was estimated based on the projected net cash flows associated with these casino guests. The recoverability of the Company's customer relationship intangible asset could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, declines in customer spending which would impact the expected future cash flows associated with the rated casino guests, declines in the number of customer visits which could impact the expected attrition rate of the rated casino guests, and erosion of operating margins associated with rated casino guests. Should events or changes in circumstances cause the carrying value of the customer relationship intangible asset to exceed its estimated fair value, an impairment charge in the amount of the excess would be recognized.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The estimation of fair values involves significant judgment by management. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from such estimates. Estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets. Such estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to the Company's properties. If the Company's estimates of future cash flows are not met, it may have to record impairment charges in future accounting periods. As of December 31, 2012 and 2011, the consolidated financial statements reflect all adjustments required under the guidance for accounting for the impairment or disposal of long-lived assets. See Notes 4, 6, 7 and 17 for information about impairment charges related to property and equipment, land held for development and other long-lived assets recognized during the years ended December 31, 2012 and 2011.
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
Advertising expense was as follows (amounts in thousands):

Successor		Predecessors
Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010
$19,523	$12,210	$8,784	$1,325	$13,732	$2,140

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preopening
Preopening expenses represent costs incurred prior to the opening of a project under development and are expensed as incurred. The construction phase of a major project typically covers a period of 12 to 24 months. The majority of preopening costs are incurred in the three months prior to opening. The Company's preopening expense was $0.2 million and $0.6 million, respectively, for the year ended December 31, 2012 and the period from June 17, 2011 through December 31, 2011. STN Predecessor's preopening expense was $1.2 million and $3.6 million, respectively, for the period from January 1, 2011 through June 16, 2011 and the year ended December 31, 2010. Preopening expense is included in the development and preopening line in the Consolidated Statements of Operations.
Derivative Instruments
ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), provides accounting and disclosure requirements for derivatives and hedging activities. As required by ASC Topic 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of derivative instruments depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to qualify for hedge accounting. All derivative instruments held by the Company are intended to hedge the Company's exposure to variability in expected future cash flows related to interest payments, and portions of such instruments qualify for and are designated in cash flow hedging relationships. A portion of one of the Company's interest rate swaps is not designated. This hedge is not speculative, but does not meet the hedge accounting requirements. See Note 12 for further information about the Company's derivative and hedging activities and the related accounting.
Revenues and Promotional Allowances
The Company recognizes the net win from gaming activities as casino revenues, which is the difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs ("front money") and for chips in the customers' possession ("outstanding chip liability"). Food and beverage, hotel, and other operating revenues are recognized as the service is provided. Other operating revenue includes rental income which is recognized over the lease term and contingent rental income which is recognized when the right to receive such rental income is established according to the lease agreements. Management fee revenues earned under the Company's management agreements are recognized when the services have been performed, the amount of the fee is determinable and collectability is reasonably assured.
Casino revenues are recognized net of certain incentives provided to customers, including discounts and the estimated value of points earned under the Company's Boarding Pass player rewards program (the "Program"). At the time complimentary goods and services are provided, the retail value is recorded as revenue with a corresponding offsetting amount included in promotional allowances. Gross casino revenue excludes free play and the estimated value of points expected to be redeemed for cash.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated departmental costs of providing complimentary goods and services are included in casino costs and expenses and consist of the following (amounts in thousands):

	Successor		Predecessors
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010
Food and beverage	$85,921	$40,492	$32,368	$6,250	$62,764	$13,070
Room	8,571	5,099	2,976	988	6,735	2,172
Other	2,910	1,853	800	355	1,957	673
Total	$97,402	$47,444	$36,144	$7,593	$71,456	$15,915
Customer Loyalty Program
The Boarding Pass player rewards program allows customers to redeem points earned from their gaming activity at all of the Company's Las Vegas area properties for cash and complimentary slot play, food, beverage, rooms, entertainment and merchandise.
The Company records a liability for the estimated value of outstanding points under the Program that management believes will ultimately be redeemed. At December 31, 2012 and 2011, $12.1 million and $9.0 million, respectively, were accrued for the anticipated Program point redemption value, which are included in accrued expenses and other current liabilities on the Company's Consolidated Balance Sheets. The estimated value of points expected to be redeemed for cash and complimentary slot play under the Program reduces gross casino revenues. The estimated cost of the outstanding points under the Program is calculated based on the total number of points earned, converted to a redemption value times the average cost. The redemption value is estimated based on the average number of points needed to redeem for rewards. The average cost is the incremental direct departmental cost for which the points are anticipated to be redeemed. When calculating the average cost the Company uses historical point redemption patterns to determine the redemption distribution between gaming, food, beverage, rooms, entertainment, merchandise and cash.
Slot Machine Jackpots
The Company does not accrue base jackpots if payment of the jackpot can be avoided. A jackpot liability is accrued with a related reduction in casino revenue when the Company is legally obligated to pay the jackpot, such as the incremental amount in excess of the base jackpot on a progressive game.
Share-Based Compensation
Share-based compensation is accounted for in accordance with ASC Topic 718, Compensation-Stock Compensation, which requires share-based compensation expense to be measured at the grant date based on the fair value of the award and recognized over the requisite service period. The Company uses the straight-line method to recognize compensation expense for share-based awards with graded vesting. See Note 15 for additional information about share-based compensation.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income
Comprehensive income includes net income (loss) and all other non-member changes in equity, or other comprehensive income. Components of the Company's comprehensive income are reported in the accompanying Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Members' Equity, and accumulated other comprehensive income (loss) is included in Members' Equity in the accompanying Consolidated Balance Sheets. Components of the Company's other comprehensive income (loss) include unrealized losses on interest rate swaps and unrealized gain (loss) on available-for-sale securities.
Operating Segments
The accounting guidance for disclosures about segments of an enterprise and related information requires separate financial information to be disclosed for all operating segments of a business. The Company believes it meets the "economic similarity" criteria established by the accounting guidance and as a result, aggregates all of its properties into one operating segment. All of the Company's properties offer the same products, cater to the same customer base, are located in the greater Las Vegas, Nevada area, have the same regulatory and tax structure, share the same marketing techniques and all are directed by a centralized management structure.
Income Taxes
The Company is a limited liability company treated as a partnership for income tax purposes and as such, is a pass-through entity and is not liable for income tax in the jurisdictions in which it operates. As a result, no provision for income taxes has been made in Successor's consolidated financial statements.
Gaming Taxes
The Company is assessed taxes based on gross gaming revenue, subject to applicable jurisdictional adjustments. Gaming taxes are included in casino expense in the accompanying Consolidated Statements of Operations.
Gaming tax expense was as follows (amounts in thousands):

Successor		Predecessors
Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010
$60,739	$34,054	$23,505	$3,907	$50,074	$7,668
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

In August 2012, the FASB issued Accounting Standards Update 2012-03, Technical Amendments and Corrections to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22, ("ASU

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2012-03"). ASU 2012-03 amends various SEC paragraphs: (a) pursuant to the issuance of Staff Accounting Bulletin No. 114; (b) pursuant to the issuance of the SEC's Final Rule, "Technical Amendments to Commission Rules and Forms Related to the FASB's Accounting Standards Codification," Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and (c) related to ASU 2010-22, Accounting for Various Topics. The Company adopted ASU 2012-03 on the issuance date, and the adoption did not have a material effect on the Company's financial position or results of operations.
In October 2012, the FASB issued Accounting Standards Update ("ASU") 2012-04, Technical Corrections and Improvements, ("ASU 2012-04"). ASU 2012-04 clarifies the FASB Accounting Standards Codification (the "Codification") or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. Amendments to the Codification without transition guidance are effective upon issuance. Amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Company adopted the amendments without transition guidance on the issuance date, and the adoption did not have a material effect on the Company's financial position or results of operations. The Company will adopt the amendments with transition guidance on January 1, 2013, and the adoption is not expected to have a material effect on the Company's financial position or results of operations.
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This amendment requires an entity to provide information about the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income by component. If the amount being reclassified is required to be reclassified in its entirety to net income, an entity must disclose, either on the face of the statement of net income or in the notes, the line item locations of significant amounts reclassified out of accumulated other comprehensive income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts, such as when a portion of an amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of to income or expense in the same reporting period. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012, and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2013, and does not expect the adoption to have a material impact on its financial position or results of operations.
A variety of proposed or otherwise potential accounting guidance is currently under study by standard-setting organizations and certain regulatory agencies. Due to the tentative and preliminary nature of such proposed accounting guidance, the Company has not yet determined the effect, if any, that the implementation of such proposed accounting guidance would have on its consolidated financial statements.
3.         Fresh-Start Reporting
The Company adopted fresh-start reporting on June 17, 2011 in accordance with ASC Topic 852. The Company was required to apply the fresh-start reporting provisions of ASC Topic 852 to its financial statements because (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims, and (ii) the holders of existing voting shares of STN immediately before confirmation received less than 50% of the voting shares of the emerging entity. Under ASC Topic 852, application of fresh‑start reporting is required on the date on which a plan of reorganization is confirmed by a bankruptcy court and all material conditions to the plan of reorganization are satisfied. All material conditions to the Plans were satisfied as of June 17, 2011.
Fresh-start reporting results in a new basis of accounting and a new reporting entity with no beginning retained earnings or deficit, and generally involves adjusting the historical carrying values of assets and liabilities to their fair values as determined by the reorganization value. In accordance with the fresh-start reporting guidance in ASC Topic 852, the reorganization value of the Company was assigned to its assets and liabilities in conformity with the procedures specified by ASC Topic 805, Business Combinations ("ASC Topic 805"), and the portion of the reorganization value that was not attributable to specific tangible or identified intangible assets was recognized as goodwill. The Predecessors' goodwill, accumulated depreciation, accumulated amortization, accumulated deficit and accumulated other comprehensive income were eliminated. The effects on the reported amounts of assets and liabilities resulting from the adoption of fresh-start reporting and the effects of the Plans through June 17, 2011 are reflected in the Predecessors' statements of operations.
The aggregate transaction value for the Restructuring Transactions, as determined by the Bankruptcy Court and set forth in the Plans and related documents, was approximately $3.1 billion. This reorganization value does not necessarily reflect the price that would be paid for these assets in a transaction involving a willing seller and buyer, with each party possessing full

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The implementation of the Plans and the effects of the consummation of the transactions contemplated therein and the effects of the adoption of fresh-start reporting on the Predecessors' Consolidated Balance Sheets at June 17, 2011, which resulted in the opening consolidated balance sheet of the Successor at June 17, 2011, are shown below (in thousands):

	Predecessors				Successor
	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Effects of the Plan (a)	Fresh-Start Reporting Adjustments (b)	Station Casinos LLC
	June 17, 2011				June 17, 2011
ASSETS
Current assets:
Cash and cash equivalents	$242,392	$44,355	$(173,597)	$—	$113,150
Other current assets	349,124	6,903	(263,305)	—	92,722
Total current assets	591,516	51,258	(436,902)	—	205,872
Property and equipment, net	2,457,493	418,600	—	(595,944)	2,280,149
Goodwill	124,313	—	—	70,819	195,132
Native American note receivable	21,257	—	—	11,272	32,529
Intangible assets, net	270,926	—	—	(49,586)	221,340
Land held for development	240,836	—	—	(10,936)	229,900
Investments in joint ventures	4,647	—	—	5,607	10,254
Native American development costs	179,543	—	—	(113,843)	65,700
Other assets, net	56,798	4,012	—	(8,336)	52,474
Total assets	$3,947,329	$473,870	$(436,902)	$(690,947)	$3,293,350
LIABILITIES AND MEMBERS'/STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current portion of long-term debt	$242,376	$172	$(227,721)	$—	$14,827
Other current liabilities	133,024	9,685	21,442	—	164,151
Total current liabilities	375,400	9,857	(206,279)	—	178,978
Long-term debt, less current portion	7,769	1,695	2,207,565	—	2,217,029
Deferred income taxes, net	103,659	—	(103,659)	—	—
Investments in joint ventures, deficit	362,086	—	(361,896)	(190)	—
Interest rate swaps and other long-term liabilities, net	14,201	—	(5,389)	—	8,812
Total liabilities not subject to compromise	863,115	11,552	1,530,342	(190)	2,404,819
Liabilities subject to compromise	5,997,182	904,277	(6,901,459)	—	—
Total liabilities	6,860,297	915,829	(5,371,117)	(190)	2,404,819
Commitments and contingencies
Members'/ stockholders' equity (deficit):
Predecessor stockholders'/members' deficit	(2,914,963)	(441,959)	4,079,735	(722,813)	—
Additional paid-in capital of Station Casinos LLC	—	—	844,980	—	844,980
Station Casinos, Inc. stockholders' (deficit) / Station Casinos LLC members' equity	(2,914,963)	(441,959)	4,924,715	(722,813)	844,980
Noncontrolling interest	1,995	—	9,500	32,056	43,551
Total members'/stockholders' (deficit) equity	(2,912,968)	(441,959)	4,934,215	(690,757)	888,531
Total liabilities and members'/stockholders' (deficit) equity	$3,947,329	$473,870	$(436,902)	$(690,947)	$3,293,350

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

______________________________________________

(a)
Represents amounts recorded as of June 17, 2011 for the consummation of the Plans, including the settlement of liabilities subject to compromise, elimination of certain affiliate balances among the Predecessors, the issuance of new indebtedness and related cash payments, the payment of fees and costs related to the Restructuring Transactions, and the issuance of Voting Units and Non-Voting Units of the Company.

(b)	Reflects the adjustment of the carrying values of assets and liabilities to fair value, or other measurement as specified in the accounting guidance related to business combinations.
The following table summarizes the net gain (loss) on reorganization and related items and fresh‑start reporting adjustments for the periods indicated (amounts in thousands):

	Predecessors
	Period From January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010
	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Discharge of liabilities subject to compromise	$4,066,026	$590,976	$—	$—
Fresh-start reporting adjustments	(789,464)	66,651	—	—
Write-off of debt discount and debt issuance costs	—	2,992	—	—
Adjustment of swap carrying values to expected amounts of allowed claims	—	—	(2,607)	—
Professional fees and expenses and other	(16,567)	(25,620)	(80,141)	—
Total net reorganization items and fresh-start reporting adjustments	$3,259,995	$634,999	$(82,748)	$—

4.        Property and Equipment
Property and equipment consists of the following (amounts in thousands):

	Estimated useful life (years)	December 31,
		2012	2011
Land	—	$204,902	$205,241
Buildings and improvements	10-45	1,892,421	1,884,742
Furniture, fixtures and equipment	3-7	275,411	207,765
Construction in progress	—	14,525	7,963
		2,387,259	2,305,711
Accumulated depreciation and amortization		(174,796)	(59,646)
Property and equipment, net		$2,212,463	$2,246,065
Depreciation expense was as follows (amounts in thousands):

Successor		Predecessors
Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010
$115,745	$59,775	$59,564	$9,512	$137,086	$21,613

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2012 and 2011, substantially all of the Company's property and equipment was pledged as collateral for its long-term debt.
Impairment Losses
In 2010, STN Predecessor determined that a triggering event, as described in the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360-10, had occurred due to developments in its bankruptcy proceedings. STN Predecessor therefore tested the carrying values of its property and equipment for recoverability by comparing the sum of the undiscounted estimated future cash flows of each asset group to its carrying value. For those asset groups where the sum of the undiscounted estimated cash flows did not exceed the carrying value, impairment was measured based on the excess of carrying value over fair value. Buildings, land, furniture, fixtures and equipment with carrying amounts totaling $88.1 million were written down to their fair values totaling $21.4 million, resulting in an impairment charge of $66.6 million, which is included in STN Predecessor's consolidated statement of operations. This impairment charge included $65.9 million for property and equipment of Fiesta Rancho and $0.7 million for property and equipment of other operating properties. The Company estimates the fair value of property and equipment using a combination of valuation methods including discounted cash flows and estimated prices for similar assets.
5.        Goodwill and Other Intangible Assets
The Company recognized goodwill of $195.1 million as a result of the Restructuring Transactions, and the goodwill of STN was eliminated in accordance with the accounting guidance for fresh-start reporting. The Company's goodwill represents the portion of the reorganization value that was not attributable to specific tangible or identified intangible assets. The changes in the carrying amount of goodwill for the year ended December 31, 2012, the Successor period from June 17, 2011 through December 31, 2011, and the Predecessor period from January 1, 2011 through June 16, 2011 are as follows (amounts in thousands):

	Successor		Predecessor
	Station Casinos LLC		Station Casinos, Inc.
	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011

Balance at beginning of the period:
Goodwill	$195,132	$195,132	$2,986,993
Accumulated impairment losses	—	—	(2,862,680)
Goodwill, net of accumulated impairment losses	195,132	195,132	124,313
Changes in carrying amount during the period:
Goodwill of acquired business	5,562	—	—
Elimination of Predecessors' goodwill in fresh‑start reporting	—	—	(124,313)
	5,562	—	(124,313)
Balance at end of the period:
Goodwill	200,694	195,132	—
Accumulated impairment losses	—	—	—
Goodwill, net of accumulated impairment losses	$200,694	$195,132	$—
Goodwill of acquired business represents goodwill of Fertitta Interactive, which was acquired during the year ended December 31, 2012. The goodwill of STN was eliminated in accordance with the accounting guidance for fresh–start reporting during the period from January 1, 2011 through June 16, 2011.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's intangible assets, net as of December 31, 2012 and December 31, 2011 consist of the following (amounts in thousands):

	December 31, 2012
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	345	—	345
Customer relationships	5-15	23,200	(2,434)	20,766
Management contracts	7-20	115,000	(15,856)	99,144
Beneficial leases	2-10	3,990	(1,124)	2,866
Other	1-5	14,034	(5,679)	8,355
		$233,769	$(25,093)	$208,676

	December 31, 2011
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	300	—	300
Customer relationships	15	22,800	(819)	21,981
Management contracts	7-20	115,000	(5,554)	109,446
Beneficial leases	2-10	3,990	(393)	3,597
Other	1-2	2,050	(482)	1,568
		$221,340	$(7,248)	$214,092

Other intangible assets at December 31, 2012 includes intangible assets of Fertitta Interactive with a net carrying amount of $7.7 million primarily representing core technology for its online gaming platform. During the year ended December 31, 2012, an impairment charge of $2.9 million was recognized to write off a customer relationship intangible asset related to Fertitta Interactive.

Aggregate amortization expense for those assets that are amortized under the provisions of ASC Topic 350, Intangibles—Goodwill and Other was as follows (amounts in thousands):

	Successor		Predecessors
	Station Casinos LLC		Station Casinos, Inc.
	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011	Year Ended December 31, 2010
Aggregate amortization expense	$16,425	$7,248	$1,599	$16,006

Estimated annual amortization expense for intangible assets for the years ended December 31, 2013, 2014, 2015, 2016, and 2017 is anticipated to be approximately $17.0 million, $21.7 million, $18.8 million, $18.5 million, and $18.3 million respectively.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During the year ended December 31, 2010, STN decided to discontinue the exclusivity arrangement associated with one of its indefinite-lived license right intangibles, which had a carrying value of $1.0 million. As a result, STN determined that this asset had become fully impaired and recorded an impairment charge equal to the carrying value of this asset. In addition, during STN's interim impairment testing it determined that a license asset with a carrying value of $3.5 million was impaired, primarily as a result of changes in its potential utilization; therefore, this asset was written down to its estimated fair value of $0.3 million and STN recognized a $3.2 million impairment charge. STN estimated the fair value of the license asset based on solicited offers and comparable asset sales estimates, which are Level 3 inputs under ASC Topic 820.
6.        Land Held for Development
As of December 31, 2012, the Company had $220.1 million of land held for development consisting primarily of 11 sites that are owned or leased, which includes 368 acres in the Las Vegas valley, 176 acres in northern California and 200 acres in Reno, Nevada. The primary gaming-entitled land in the Las Vegas Valley owned by the Company consists of 77 acres of land (96 acres including those leased) on which the Wild Wild West is located and the surrounding area, 71 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 58 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 58 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue, and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center. During the year ended December 31, 2010, options to purchase approximately 10 acres of land near the Wild Wild West expired, and STN wrote off the $9.0 million carrying value of the related asset.
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

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

many of these considerations are beyond the Company's control, no assurances can be made that it will be able to proceed with any particular project.
Impairment Loss
During the year ended December 31, 2012, the the Company prepared a business enterprise valuation for the purpose of estimating the fair value of share-based compensation awards granted during the year. During the valuation process, the Company became aware that the appraised values of certain parcels of its land held for development were less than their carrying values. As a result, the Company tested its land held for development, including buildings and improvements on such land, for impairment and recorded an impairment loss of approximately $10.1 million to write down the carrying values of certain parcels totaling $120.4 million to their fair values totaling $110.3 million. Prior to the preparation of the business enterprise valuation, no indicators of impairment existed for any of the Company's assets. The Company uses traditional real estate valuation techniques to estimate the fair value of its land held for development, primarily the sales comparison approach, which is based on inputs classified as Level 2 under ASC Topic 820.
During the period June 17, 2011 through December 31, 2011, the Company determined that an indicator of impairment existed for one of its parcels of land held for development in California, which had a carrying value of $2.9 million. The Company tested the carrying value of the parcel for impairment by comparing the estimated future cash flows of the asset, on an undiscounted basis, to its carrying value. The carrying value was higher and as a result, the Company recorded an impairment loss of $2.1 million in impairment of other assets in its Consolidated Statements of Operations to write down the carrying value of the parcel to its estimated fair value of $0.8 million. The Company disposed of this land in the second quarter of 2012.
During 2010, STN determined that a triggering event, as described under the accounting guidance for impairment or disposal of long-lived assets, had occurred due to developments in its bankruptcy proceedings. As a result, STN tested its land held for development for impairment by comparing the estimated future cash flows for each land parcel, on an undiscounted basis, to its carrying value. For certain land parcels, primarily those located in the Las Vegas valley, the carrying value was higher and as a result, STN recorded an impairment loss of approximately $114.4 million to write down the carrying value of those parcels totaling $308.6 million to their fair values totaling $194.1 million. Included in the impairment charge was a $49.6 million write-off of capitalized project costs related to the impaired parcels. The fair value of the Company’s land held for development is estimated using traditional real estate valuation techniques, primarily the sales comparison approach, utilizing inputs classified as Level 3 under ASC Topic 820.
7.    Investments in Joint Ventures
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
Successor
The Company holds 50% equity investments in each of Barley's Casino & Brewing Company ("Barley's"), The Greens Gaming and Dining ("The Greens") and Wildfire Lanes and Casino ("Wildfire Lanes"), which are managed by the Company on behalf of the joint ventures. The Company also owns a 50% investment in Losee Elkhorn Properties, LLC which owns undeveloped land in North Las Vegas. These investments are not, in the aggregate, material in relation to the Company's financial position or results of operations. Operating earnings from joint ventures is shown as a separate line item after operating income on the Company's Consolidated Statements of Operations.
Predecessor
In addition to the equity investments noted above, Predecessor had 50% investments in Green Valley Ranch Gaming, LLC and Aliante Gaming, LLC, and a small equity investment in a joint venture that owned the Palms Casino Resort in Las Vegas, Nevada.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table identifies Predecessor's total equity earnings (loss) from joint ventures (amounts in thousands):

	Predecessor
	Station Casinos, Inc.
	Period From January 1, 2011 Through June 16, 2011	Year Ended December 31, 2010

Operating loss from joint ventures	$(945)	$(248,495)
Interest and other expense from joint ventures	(15,452)	(66,709)
Net loss from joint ventures	$(16,397)	$(315,204)
For the Predecessor Period, interest and other expense from joint ventures includes Predecessor's 50% interest in the mark–to–market valuation of certain joint ventures' interest rate swaps that were not designated as hedging instruments for accounting purposes.

The following table summarizes the results of operations for Predecessor's joint ventures (amounts in thousands):

	Predecessor
	Station Casinos, Inc.
	Period From January 1, 2011 Through June 16, 2011	Year Ended December 31, 2010

Net revenues	$194,554	$411,861
Operating costs and expenses	177,685	935,529
Operating income	16,869	(523,668)
Interest and other expense, net	(70,858)	(174,934)
Net loss	$(53,989)	$(698,602)

STN's share of the operating earnings (losses) from its joint ventures is shown as a separate line item after operating income on its Consolidated Statements of Operations. For the year ended December 31, 2010 operating losses from joint ventures includes charges of $233.3 million related to recognizing STN's 50% share of impairment charges recorded by Aliante Station in 2010. STN's share of interest and other expense from joint ventures is shown as a separate component under other expense on its Consolidated Statements of Operations, which also includes its 50% share of the joint ventures' mark-to-market valuation of their interest rate swaps that are not designated as hedging instruments.

8.    Native American Development

Following is information about the Company's Native American development projects, including historical information about the development activities of STN prior to June 17, 2011.

The Federated Indians of Graton Rancheria
On April 22, 2003, STN entered into development and management agreements with the Federated Indians of Graton Rancheria ("FIGR"), a federally recognized Native American tribe. Pursuant to those agreements, the Company is assisting the FIGR in developing a gaming and entertainment project located in Sonoma County, California, and will assist the FIGR in operating the project upon completion. The FIGR selected STN to assist in designing, developing and financing its project, and upon opening, the Company will manage the facility on behalf of the FIGR. The project is expected to have a total of approximately 320,000 square feet of space, of which approximately 150,000 square feet will be casino, and the remainder of which will be non–casino space, which will include multiple bars, a food court and various dining options. Construction of the casino commenced in June 2012 and the Company expects that the project will commence operations in the fourth quarter of 2013. There can be no assurance, however, that the project will be constructed and opened within this time frame.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Under the terms of the development agreement, the Company assisted the FIGR in obtaining third–party financing totaling $850 million for the project, which closed on August 22, 2012. The Company and STN had advanced $172.3 million to the FIGR through August 22, 2012 for the development of the project, including, but not limited to, real estate acquisition costs, monthly payments to the FIGR, professional fees, consulting services, mitigation costs and design and pre-construction services fees. On August 22, 2012, the Company received a partial repayment of $194.2 million from the FIGR and recognized a gain of $102.8 million representing the difference between the carrying value of the project and the payment received. The gain resulted from the adjustment of the carrying value of the project to fair value upon the Company's adoption of fresh-start reporting at June 17, 2011, and the Company's deferral of its return on the advances until the carrying value had been recovered. The Company has no ongoing contractual obligation related to the amount collected, and the amount collected is nonrefundable. At December 31, 2012, remaining outstanding advances total $57.3 million, which will be recognized in income as collected. Effective August 22, 2012, the advances bear interest at the rate of 11.625%. Interest is payable in-kind during the construction period and will be payable in cash beginning in the first full quarter after the project opens. The Company expects that the remaining advances and accrued interest will be repaid from operations of the project. Such repayment is subordinate to the terms of the FIGR's third–party financing. STN paid approximately $2.0 million in payments related to the achievement of certain milestones, which were expensed as incurred, and the Company has no further commitments to pay milestone payments on this project.
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
In May 2008, the DOI determined that approximately 254 acres of land (the "FIGR Site") just west of the Rohnert Park city limits in Sonoma County, California which had been acquired for the project would be taken into trust. The FIGR Site, which is approximately one–quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco, is easily accessible via Wilfred Avenue and Business Park Drive, and will have multiple points of ingress and egress. Station owns an additional 34 acres adjacent to the project site, which are being held for future development by the Company.
On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take the site into trust for the benefit of the FIGR. The publication commenced a 30-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, the Stop The Casino 101 Coalition (the "Coalition") and certain individuals filed a complaint (the "Complaint") in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint sought judicial review of the Determination. On April 21, 2009, the DOI and FIGR's motions to dismiss were granted. On June 8, 2009, the plaintiffs filed an appeal (the "Appeal") in the United States Court of Appeals for the Ninth Circuit (the "Court of Appeals"), and the DOI agreed to voluntarily stay the taking of the FIGR Site into trust pending resolution of the Appeal. On June 3, 2010, the Court of Appeals affirmed the district court's dismissal of the Complaint. On July 19, 2010, the plaintiffs filed a petition for rehearing en banc. The Court of Appeals denied plaintiffs' petition on August 11, 2010.
On October 1, 2010, the Bureau of Indian Affairs of the U.S. Department of the Interior (the "BIA") accepted the FIGR Site into trust on behalf of the FIGR for the development of the project.
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

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Representatives of the FIGR and the Governor negotiated a Class III gaming compact (the "FIGR Compact") and the Governor executed the Compact on March 27, 2012. The FIGR Compact provides for the FIGR to operate up to 3,000 slot machines at the proposed project in return for sharing up to 15% of the net proceeds with the State of California, Sonoma County, the City of Rohnert Park and other Native American tribes, which includes payments due to local authorities under any memorandum of understanding. Assembly Bill 517 (as amended), the legislation necessary to ratify the FIGR Compact, was introduced in the California legislature on April 19, 2012. On May 7, 2012, the California Senate passed A.B. 517 and on May 10, 2012, the California Assembly passed A.B. 517. The FIGR Compact was submitted to the DOI for consideration by the Secretary on May 21, 2012. The FIGR Compact was deemed approved by the Secretary and became effective when it was published in the Federal Register on July 11, 2012. On August 1, 2012, the Chairwoman of the NIGC approved the Amended and Restated Gaming Management Agreement between the FIGR and Station, thereby permitting the Company to manage all Class II and Class III gaming to be operated at the facility.
On May 21, 2012, certain plaintiffs filed a lawsuit in Sonoma County Superior Court to invalidate the FIGR Compact and the legislative acts of the California Legislature ratifying the FIGR Compact under Assembly Bill 517, codified at CA Government Code § 12012.56, and to enjoin Governor Jerry Brown from fulfilling the State's obligations under the FIGR Compact.  The lawsuit does not name the FIGR or the Company as a defendant and does not seek any direct relief against any of them.  The plaintiffs subsequently filed an amended complaint on July 31, 2012, adding a second cause of action in which they contested the validity of the mitigation agreement between the FIGR and the City of Rohnert Park (the "City"), thereby alleging a violation of the FIGR Compact. In this action, plaintiffs argue that the reservation is not Indian lands within the meaning of State or federal law because the State has not ceded its sovereignty over the FIGR Site and that therefore the State is prohibited from entering into the FIGR Compact without violating the California Constitution.  On June 14, 2012, the Sonoma County Superior Court (the "Court") rejected plaintiffs' request for a temporary restraining order that would have prevented implementation of the FIGR Compact.  The Court also summarily decided that the facts presented by the plaintiffs did not warrant further briefing or consideration in the context of a preliminary injunction proceeding and it did not see an avenue for the plaintiffs to pursue the case in State court.  The plaintiff's amended complaint is pending before the Sonoma County Superior Court.  Under the FIGR Compact, the FIGR was required to execute agreements with the City and Sonoma County (the "County") providing for, among other things, the timely mitigation of effects that the construction of the casino may have on the environment and local infrastructure.  The plaintiffs allege that the agreement between the FIGR and the City is invalid and that the FIGR, consequently, is in breach of the FIGR Compact.  On October 10, 2012, the Court ruled in favor of the State's challenge to the legal sufficiency of plaintiff's second amended complaint, allowing plaintiffs to amend their complaint to join the Secretary of the Interior and the Chairwoman of the National Indian Gaming Commission as compulsory parties to the lawsuit. On February 1, 2013, the Secretary of the Interior and the Chairwoman of the NIGC made a special appearance to contest the court's jurisdiction based on the sovereign immunity of the United States. While the Company believes these claims are without merit, it cannot predict the outcome of the current case.  Additionally, there can be no assurance that the plaintiffs will not bring future claims or appeal the decision of the Superior Court.
On October 23, 2012, an Intergovernmental Mitigation Agreement, entered into by the FIGR and the County, became effective (the “County Agreement”). Under the County Agreement, the FIGR, through the Graton Mitigation Fund established under the FIGR Compact, will make payments to the County to mitigate potential impacts of its project, including payments for police and fire protection services, water conservation, transportation infrastructure improvements, health and human services, and parks and open space. In addition, on July 23, 2012, the City and the FIGR entered into a Joint Exercise of Powers Agreement for Wastewater Services pursuant to which the City will provide wastewater services to the FIGR's reservation, including the project. Also, on September 25, 2012, an agreement between the FIGR, the City and the County entitled the Joint Exercise of Powers Agreement for Implementation of Mitigation Measures for Widening Wilfred Avenue, became effective (the “Wilfred Avenue JEPA”). Under the Wilfred Avenue JEPA, the FIGR has agreed to pay the full cost of improvements to Wilfred Avenue and Business Park Drive. On October 30, 2012, the Coalition filed a lawsuit against the City and the FIGR, in Sonoma County Superior Court, under the California Environmental Quality Act ("CEQA"), challenging the City's approval of the Wilfred Avenue JEPA. Although it served the City with the petition, the Coalition has not served the County or the FIGR

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with the petition.  Consequently, although the City has participated in the CEQA-required proceedings to date, the FIGR and the County have not appeared in the proceedings.  The City participated in a mandatory CEQA settlement conference with the Coalition on December 20, 2012.  No settlement was reached. The Coalition was informed that no settlement could be reached without the FIGR's participation in the matter.  Nonetheless, the Coalition has not served the FIGR or the County. We understand that the City filed and lodged the administrative record on January 16, 2013 and that the City Attorney's office is preparing its responsive pleadings.  The Coalition has thirty (30) days from the certification and filing of the administrative record to file its Statement of Issues to be raised in its briefing.
The following table outlines the Company's evaluation at December 31, 2012 of each of the critical milestones necessary to complete the FIGR project. Both positive and negative evidence was considered in the evaluation.

As of December 31, 2012
Federally recognized as a tribe by the (BIA)	Yes
Date of recognition	Federal recognition was terminated during the 1950's and restored on December 27, 2000. There is currently no evidence to suggest that recognition might be terminated in the future.
Tribe has possession of or access to usable land upon which the project is to be built	Yes; on October 1, 2010 the DOI accepted approximately 254 acres of land for the project into trust on behalf the FIGR.
Status of obtaining regulatory and governmental approvals:
Tribal–State Compact	The FIGR entered into a Class III gaming compact with the State of California, which was fully executed on April 27, 2012 and ratified by the California legislature on May 10, 2012.
Approval of gaming compact by DOI	The FIGR Compact was deemed approved by the DOI and became effective when published in the Federal Register on July 11, 2012.
DOI accepting usable land into trust on behalf of the tribe	Yes
Date	October 1, 2010
Approval of management agreement by NIGC	Yes; Class II and Class III gaming management agreement has been approved by the NIGC.
Date	October 1, 2010; August 1, 2012 (for Amended and Restated Gaming Management Agreement)
Gaming licenses:
Type	Class II and Class III
Number of gaming devices allowed	The FIGR Compact limits the number of Class III gaming devices to be operated at the facility to 3,000. There is no limitation on the number of Class II gaming devices that the FIGR may operate.
City agreement
The FIGR entered into a Memorandum of Understanding with the City under which the tribe has agreed to pay one–time and recurring mitigation contributions, subject to certain contingencies. Such payments will be included in the 15% of net proceeds payable under the FIGR Compact.

Date of city agreement	October 14, 2003
County and other agreements
On October 23, 2012, the County Agreement became effective. Under the County Agreement, the FIGR, through the Graton Mitigation Fund established under the FIGR Compact, will make payments to the County to mitigate potential impacts of its project, including payments for police and fire protection services, water conservation, transportation infrastructure improvements, health and human services, and parks and open space. Most mitigation payments will be included in the 15% of net proceeds payable under the FIGR Compact. In addition, on July 23, 2012, the City and the FIGR entered into a Joint Exercise of Powers Agreement for Wastewater Services pursuant to which the City will provide wastewater services to the FIGR's reservation, including the project. Also, on September 25, 2012, the Wilfred Avenue JEPA became effective. Under the Wilfred Avenue JEPA, the FIGR agreed to pay the full cost of improvements to Wilfred Avenue and Business Park Drive.

The Company has evaluated the likelihood that the FIGR project will be successfully completed and opened, and has concluded that at December 31, 2012, the likelihood of successful completion is in the range of 95% to 100%. The Company's

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

evaluation is based on its consideration of all available positive and negative evidence about the status of the project, including the status of required regulatory approvals, and the progress being made toward the achievement of all milestones and the likelihood of successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change the Company's estimates of the timing, scope, and potential for successful completion or that such changes will not be material. In addition, there can be no assurance that the Company will collect the remaining balance due on its advances for the project even if it is successfully completed and opened for business.
North Fork Rancheria of Mono Indian Tribe
On December 8, 2003, STN entered into development and management agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. The Company has purchased, for the benefit of the Mono, a 305–acre parcel of land located on Highway 99 north of the city of Madera (the "North Fork Site").
As currently contemplated, the project is expected to include approximately 2,000 slot machines, approximately 40 table games, and several restaurants. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, ratification by the California legislature of a Class III gaming compact with the State of California and approval of the management agreement by the NIGC.
The Mono entered into memoranda of understanding with the County of Madera, the City of Madera, and the Madera Irrigation District, on August 16, 2004, October 18, 2006, and December 19, 2006, respectively. Under these agreements, the Mono agreed to make monetary contributions to mitigate potential impacts of the project on the community, and also agreed to certain non-monetary covenants. In accordance with these agreements, the tribe has agreed to pay non–recurring mitigation contributions ranging from $13.2 million to $28.2 million and recurring annual mitigation contributions totaling approximately $5.1 million, all of which are subject to CPI adjustments. These contributions are intended to mitigate the impact of the project on law enforcement, public safety, roads and transportation, local land use planning, water conservation and air quality, as well as to provide funding for parks, recreation, economic development, education, behavioral health and certain charitable programs. The Mono's obligation to pay the contributions is contingent upon certain future events including commencement of project construction, and for certain contributions, the opening of the project. The Mono also expects to enter into a mitigation agreement with CalTrans for state road improvements.
On April 28, 2008, the Mono and the State of California entered into a tribal-state Class III gaming compact (the "2008 Compact") permitting casino-style gaming. The 2008 Compact was never ratified by the California legislature.
On August 6, 2010, the BIA published notice in the Federal Register that the environmental impact statement for the Mono's casino and resort project had been finalized. On September 1, 2011, the Assistant Secretary of the Interior for Indian Affairs issued his determination that gaming on the North Fork Site would be in the best interest of the Mono and would not be detrimental to the surrounding community.     On August 31, 2012, the Governor of California concurred with the Assistant Secretary's determination that placing the North Fork Site in trust was in the best interest of the Mono and was not detrimental to the surrounding community. On the same day, the Governor signed a new tribal-state Class III gaming compact (the “2012 Compact”) between the State and the Mono. The California legislature must still ratify the 2012 Compact and the DOI must then either approve the Compact or otherwise allow it to become effective by operation of law. Once effective, the 2012 Compact will regulate gaming at the Mono’s proposed gaming project on the North Fork Site. The 2012 Compact provides for the Mono to operate up to 2,000 slot machines at the proposed project in return for sharing up to 15% of the net proceeds with the State of California, Madera County, the City of Madera, and other Native American tribes, which includes payments due to local authorities under any memorandum of understanding. No assurances can be provided as to whether the California legislature will ratify the 2012 Compact, or whether the Secretary of the Interior will approve the 2012 Compact or otherwise allow it to become effective. Notwithstanding the foregoing, opponents of the project may still seek to exercise their legal remedies to delay or stop the project.
On December 3, 2012, the DOI published in the Federal Register a Notice of Final Agency Determination (the “North Fork Determination”) to take the North Fork Site into trust for the benefit of the Mono. The publication commenced a 30-day period in which interested parties could seek judicial review of the North Fork Determination. On November 30, 2012, the Picayune Rancheria of the Chukchansi Indians, a federal-recognized Indian tribe (“Chukchansi”), filed its Petition for Writ of Mandate and Complaint for Injunctive Relief against Governor Edmund G. Brown, the State of California and certain other State defendants alleging that Governor Brown failed to comply with the CEQA when he concurred with the Assistant

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Secretary's decision. On December 19, 2012, Stand Up for California!, several individuals and the Ministerial Association of Madera (collectively, the “Stand Up” plaintiffs) filed a complaint against the United States Department of Interior, the Bureau of Indian affairs and the Secretary of Interior and Assistant Secretary of the Interior, in their official capacities, seeking to overturn the North Fork Determination. On December 31, 2012, Chukchansi filed its complaint against the United States of America, the United States Department of the Interior and other defendants seeking declaratory and injunctive relief to prevent the United States from taking the North Fork Site into trust for the benefit of the Mono and seeking to overturn the Secretary's decision to allow gaming on the North Fork Site. On January 9, 2013, the U.S. District Court for the District of Columbia consolidated the actions filed in federal court. On January 4, 2013, the federal government defendants filed a Motion to Transfer Venue and on January 17, 2013, the Court granted the Mono's Motion to Intervene. On January 11, 2013, the Stand Up plaintiffs filed a Motion for Preliminary Injunction seeking to prohibit the DOI from taking the North Fork Site into trust for the Mono. On January 25, 2013, the Court heard oral arguments on that motion. On January 29, 2013, the Court, in a 53-page memorandum of decision, denied the federal defendants' Motion to Transfer Venue and denied the Stand Up plaintiffs' Motion for Preliminary Injunction. On February 5, 2013, the United States accepted the North Fork Site into trust for the benefit of the Mono.
    Under the terms of the development agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining third–party financing, the Company will contribute significant financial support to the project. The Company's advances are expected to be repaid from the proceeds of the third–party financing or from the Mono's gaming revenues; however, there can be no assurance that the advances will be repaid. STN began capitalizing reimbursable advances related to this project in 2003. Through December 31, 2012, advances toward the development of the project totaled approximately $18.4 million, primarily to complete the environmental impact study and secure the North Fork Site for the project, and the carrying value of these advances is included in Native American development costs on the Company's combined balance sheet. Reimbursable advances to the Mono incurred prior to February 1, 2013 bear interest at the prime rate plus 1.5%, and advances after that date bear interest at ten percent (10%) per annum. With the adoption of fresh–start reporting, the carrying value of the advances was adjusted to fair value. In addition, the Company has agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through December 31, 2012, none of these payments had been made.
On February 1, 2013, the Mono and the Company entered into the First Amended and Restated Development Agreement (the “Development Agreement”) and the First Amended and Restated Management Agreement (the “Management Agreement”). The Management Agreement has a term of seven years from the opening of the facility. The Company will receive a management fee of 30% of the facility's net income. The Management Agreement includes termination provisions whereby either party may terminate the agreement for cause, and the Agreement may also be terminated at any time upon agreement of the parties. There is no provision in the Management Agreement allowing the tribe to buy-out the contract prior to its expiration. The Management Agreement provides that the Company will train the Mono tribal members such that they may assume responsibility for managing the facility upon the expiration of the agreement.
Upon termination or expiration of the Management Agreement and Development Agreement, the Mono will continue to be obligated to repay unpaid principal and interest on the advances from the Company, as well as certain other amounts that may be due, such as management fees. Amounts due to the Company under the Development Agreement and Management Agreement are secured by substantially all of the assets of the project. In addition, the Development Agreement and Management Agreement contain waivers of the Mono's sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling arbitration and other remedies.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table outlines the Company's evaluation at December 31, 2012 of each of the critical milestones necessary to complete the Mono project. Both positive and negative evidence was considered in the evaluation.

As of December 31, 2012
Federally recognized as a tribe by the BIA	Yes
Date of recognition	Federal recognition was terminated in 1961 and restored in 1983. There is currently no evidence to suggest that recognition might be terminated in the future.
Tribe has possession of or access to usable land upon which the project is to be built	The Company acquired usable land for the development of this project on behalf of the Mono. The land was accepted into trust by the United States for the benefit of the Mono on February 5, 2013.
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

Record of decision ("ROD") regarding environment impact published by BIA
On November 26, 2012, the Record of Decision for the Environmental Impact Statement for the project was issued by the BIA. On December 3, 2012, the Notice of Intent to take land into trust was published in the Federal Register.

BIA accepting usable land into trust on behalf of the tribe	The land was accepted into trust by the DOI for the benefit of the Mono on February 5, 2013.
Approval of management agreement by NIGC
Approval of the management agreement by the NIGC is expected to occur following the Secretary's approval of the Compact. The Company believes the management agreement will be approved because the terms and conditions thereof are acceptable under IGRA and are consistent with previously approved management agreements.

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

The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurance as to when, or if, these approvals will be obtained. The Company currently estimates that construction of the facility may begin in 2014 and estimates that the facility would be completed and opened for business approximately 18 months after construction begins. There can be no assurance, however, that the project will be completed and opened within this time frame or at all. The Company expects to obtain third–party financing for the project once all necessary regulatory approvals have been received and construction has commenced; however there can be no assurance that the Company will be able to obtain such financing for the project on acceptable terms or at all.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has evaluated the likelihood that the Mono project will be successfully completed and opened, and has concluded that at December 31, 2012, the likelihood of successful completion is in the range of 65% to 75%. The Company's evaluation is based on its consideration of all available positive and negative evidence about the status of the project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change the Company's estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the project even if it is successfully completed and opened for business.
9.        Management Fee Revenue
The Company holds a 50% interest in MPM, which manages the Gun Lake Casino ("Gun Lake") in Allegan County, Michigan, on behalf of the Match–E–Be–Nash–She–Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe. The Gun Lake Casino, which opened in February 2011, is located on approximately 147 acres on U.S. Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan, and includes approximately 1,500 slot machines, 28 table games and various dining options. The Seventh Amended and Restated Management Agreement dated January 3, 2013 (the "Gun Lake Management Agreement") was approved on January 30, 2013, has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income (as defined in the management agreement) to be paid to MPM. MPM's management fee revenue from Gun Lake included in the Consolidated Statements of Operations for the year ended December 31, 2012, the period from June 17, 2011 through December 31, 2011, and the period from January 1, 2011 through June 16, 2011 totaled $29.3 million, $13.2 million, and $10.5 million, respectively. Pursuant to the terms of the MPM operating agreement, the Company's portion of the management fee is 50% of the first $24 million of management fees, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million, each calculated on an annual basis. In addition, Station is the managing partner of Barley's, The Greens and Wildfire Lanes and receives a management fee equal to 10% of earnings before interest, taxes, depreciation and amortization ("EBITDA") from these properties.
Prior to June 17, 2011, STN earned management fees from Barley's, The Greens, Wildfire Lanes and Gun Lake under the arrangements described above. In addition, STN's management fee revenue for the year ended December 31, 2010 includes fees earned from Thunder Valley, which STN managed on behalf of the United Auburn Indian Community. Under the Thunder Valley management agreement, which expired in June 2010, STN received a management fee equal to 24% of net income (as defined in the management agreement). STN was also the managing partner for Green Valley Ranch and Aliante Station; however, as a result of debt-related cash restrictions at those properties, STN recognized no management fee revenue from those properties during the Predecessor periods.
10.        Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	December 31,
	2012	2011
Accrued payroll and related	$32,250	$25,253
Accrued gaming and related	38,187	36,342
Construction payables	6,607	532
Equipment purchase accruals	16,208	—
Other	30,285	30,035
Total accrued expenses and other current liabilities	$123,537	$92,162

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    Long-term Debt
Long-term debt consists of the following (amounts in thousands):

	December 31,
	2012	2011
Propco Term Loan Tranche B-1, due June 17, 2016, interest at a margin above LIBOR or base rate (3.21% and 3.30% at December 31, 2012 and December 31, 2011, respectively), net of unamortized discount of $18.1 million and $25.0 million, respectively	$125,883	$169,952
Propco Term Loan Tranche B-2, due June 17, 2016, interest at a margin above LIBOR or base rate (4.21% and 4.30% at December 31, 2012 and December 31, 2011, respectively), net of unamortized discount of $62.1 million and $77.7 million, respectively	663,564	668,520
Propco Term Loan Tranche B-3, due June 17, 2016, interest at a margin above LIBOR or base rate (2.37% at December 31, 2011), net of unamortized discount of $123.6 million	—	501,369
Propco Senior Notes, due June 19, 2018 (the "Senior Notes"), interest at an increasing fixed rate (3.66% at December 31, 2012), net of unamortized discount of $97.1 million	527,903	—
Propco Revolver, due June 17, 2016, interest at a margin above LIBOR or base rate (3.40% and 3.86% at December 31, 2012 and December 31, 2011, respectively), net of unamortized discount of $6.3 million and $7.9 million, respectively	47,727	71,010
Opco and GVR joint Term Loan, due September 28, 2019, interest at a margin above LIBOR or base rate (5.50% at December 31, 2012), net of unamortized discount of $4.1 million	569,438	—
Opco and GVR joint Revolver, due September 28, 2017, interest at a margin above LIBOR or base rate	—	—
Original Opco Term Loan, due June 17, 2016, interest at a margin above LIBOR or base rate (3.29% at December 31, 2011), net of unamortized discount of $42.6 million	—	344,763
Original Opco Revolver, due June 17, 2016, interest at a margin above LIBOR or base rate (5.25% at December 31, 2011)	—	3,600
GVR First Lien Term Loan, due June 17, 2016, interest at a margin above LIBOR or base rate (6.25% at December 31, 2011)	—	206,425
GVR First Lien Revolver, due June 17, 2016, interest at a margin above LIBOR or base rate (7.00% at December 31, 2011)	—	4,200
GVR Second Lien Term Loan, due June 17, 2017, interest at a margin above LIBOR or base rate (10.00% at December 31, 2011)	—	90,000
Restructured Land Loan, due June 16, 2016, interest at a margin above LIBOR or base rate (3.71% and 3.80% at December 31, 2012 and December 31, 2011, respectively), net of unamortized discount of $14.3 million and $17.5 million, respectively	94,943	88,950
Other long-term debt, weighted-average interest of 3.88% and 3.95% at December 31, 2012 and December 31, 2011, respectively, maturity dates ranging from 2014 to 2027	44,143	46,438
Total long-term debt	2,073,601	2,195,227
Current portion of long-term debt	(17,544)	(16,380)
Total long-term debt, net	$2,056,057	$2,178,847

Effective March 1, 2013, the Company refinanced the Senior Notes, the Propco Credit Agreement and the Opco Credit Agreement. See Note 24 for additional information.

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

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
A credit agreement (the "Original Opco Credit Agreement") with Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the other lender parties thereto, consisting of approximately $435.7 million in aggregate principal amount of term loans and a revolving credit facility in the amount of $25 million;

•
An amended and restated credit agreement (the "Restructured Land Loan") with Deutsche Bank AG Cayman Islands Branch and JPMorgan Chase Bank, N.A. ("JPM") as initial lenders (the "Land Loan Lenders"), consisting of a term loan facility with a principal amount of $105 million; and

•
A first lien credit agreement with Jefferies Finance LLC and Goldman Sachs Lending Partners LLC, as initial lenders (collectively, the "GVR Lenders"), consisting of a revolving credit facility in the amount of $10 million (the "GVR First Lien Revolver") and a term loan facility in the amount of $215 million (the "GVR First Lien Term Loan and together with the GVR First Lien Revolver, the "GVR First Lien Credit Agreement"), and a second lien credit agreement with the GVR Lenders with a term loan facility in the amount of $90 million (the "GVR Second Lien Term Loan" and together with the GVR First Lien Credit Agreement, the "GVR Credit Agreements").

Effective September 28, 2012, NP Opco LLC ("Opco") and Station GVR Acquisition, LLC ("GVR") entered into:

•
A new joint credit agreement (the "Opco Credit Agreement") with Deutsche Bank AG, Cayman Islands Branch, as administrative agent, the other lender parties thereto, consisting of a term loan facility in the principal amount of $575 million (the "Opco Term Loan") and a revolving credit facility in the amount of $200 million (the "Opco Revolver"). Proceeds from the Opco Credit Agreement were used to repay the Original Opco Credit Agreement and GVR Credit Agreements, which were terminated upon repayment. In connection with the termination of the GVR Credit Agreements, on September 28, 2012, GVR terminated an interest rate swap tied directly to the GVR Credit Agreements. See Note 12 for additional information.

The Propco Credit Agreement, the Opco Credit Agreement, and the Restructured Land Loan are referred to herein as the "Credit Agreements". The Credit Agreements contain a number of covenants that impose significant operating and financial restrictions on the Company, including restrictions on the Company and its subsidiaries' ability to, among other things: (a) incur additional debt or issue certain preferred units; (b) pay dividends on or make certain redemptions, repurchases or distributions in respect of the Company's membership interests or make other restricted payments; (c) make certain investments; (d) sell certain assets; (e) create liens on certain assets; (f) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and (g) enter into certain transactions with its affiliates. In addition, the Credit Agreements contain certain financial covenants, including minimum interest coverage ratio, total leverage ratio and maximum capital expenditures.
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
Propco Credit Agreement
On June 17, 2011, the Company, as borrower, entered into the Propco Term Loan and the Propco Revolver. The Propco Term Loan originally had three tranches: Tranche B-1 in the principal amount of $200 million, Tranche B-2 in the principal amount of $750 million and Tranche B-3 in the principal amount of $625 million. The initial maturity date of the loans made under the Propco Credit Agreement is June 17, 2016, but may be extended for two additional one-year periods, subject to the absence of defaults, accuracy of representations and warranties, payment of an extension fee equal to 1.00% of the outstanding principal amount of the term loans, plus the revolving credit commitments, for each extension, and pro forma compliance with total leverage and interest coverage ratios. Effective January 3, 2012, pursuant to the terms of the Propco Credit Agreement, the lenders thereunder elected (a) to fix the interest rate on the $625 million Tranche B-3 loan, and (b) to exchange such fixed rate Tranche B-3 loans for the Senior Notes. See Senior Notes below for additional information.

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

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Propco Credit Agreement contains certain financial and other covenants with testing beginning with the fiscal quarter ended December 31, 2012. These include a maximum total leverage ratio ranging from 11.25:1.00 in 2012 to 6.75:1.00 in 2018 and a minimum interest coverage ratio of 2.00:1.00 in 2012 to 1.50:1.00 in 2018. The Propco Credit Agreement also limits capital expenditures. The Company is in compliance with all Propco Credit Agreement covenants as of December 31, 2012. The Company is not required to make principal payments prior to maturity of the Propco Credit Agreement other than (a) quarterly payments of an amount equal to 0.25% of the aggregate principal amount of the Tranche B-1 and Tranche B-2 loans outstanding on June 17, 2011, (b) prepayments of the Tranche B-1 loans (and Tranche B-2 loans after Tranche B-1 has been paid in full) of 75% of excess cash flow, net of a credit for payments made pursuant to (a) above, if the total leverage ratio is equal to or greater than 6.00:1.00, 50% of excess cash flow if the total leverage ratio is less than 6.00:1.00 but greater than or equal to 4.00:1.00, or 25% if the total leverage ratio is less than 4.00:1.00; (c) prepayments with proceeds of certain asset sales, events of loss, incurrence of debt and equity issuances, and (d) prepayments of the Propco Revolver of unrestricted cash in excess of $15 million (which do not permanently reduce the revolving loan commitment).

The Propco Credit Agreement is guaranteed by NP Boulder LLC, NP Palace LLC, NP Red Rock LLC, NP Sunset LLC, NP Development LLC and NP Losee Elkhorn Holdings LLC (the “Guarantor Subsidiaries”). The Propco Credit Agreement is secured by a pledge of the Company’s equity (including equity held by Station Holdco LLC (“Station Holdco”) and Station Voteco LLC (“Station Voteco”) in the Company), together with all tangible and intangible assets of the Company and its restricted subsidiaries, including a pledge by the Company of the stock of NP Opco Holdings LLC (“NP Opco Holdings”), GVR Holdco 3 LLC, and NP Landco Holdco LLC (“NP Landco Holdco”).

Senior Notes
On January 3, 2012, pursuant to the terms of the Propco Credit Agreement, the Company issued $625 million in aggregate principal amount of Senior Notes in exchange for $625 million in principal amount of Tranche B-3 loans that were outstanding under the Propco Credit Agreement.  The Senior Notes were issued pursuant to an indenture, dated as of January 3, 2012 (as amended, the "Senior Notes Indenture"), among the Company, NP Boulder LLC, NP Palace LLC, NP Red Rock LLC, NP Sunset LLC, NP Development LLC, NP Losee Elkhorn Holdings LLC (each a wholly owned subsidiary of the Company) and Wells Fargo Bank, National Association, as Trustee.  Interest accrued on the Senior Notes at 3.65% per annum from January 3, 2012 until June 16, 2012, increasing to 3.66% per annum on June 16, 2012, and will increase to 3.67% per annum on June 16, 2013, 4.87% per annum on June 16, 2014, 7.22% per annum on June 16, 2016, and 9.54% per annum on June 16, 2017.  In addition, the Company is required to pay a duration fee equal to 1% of the then aggregate outstanding amount (if any) of the Senior Notes on each of June 17, 2016 and June 19, 2017.  Interest is due semi-annually in arrears on June 15 and December 15 of each year, and the first interest payment was made June 15, 2012.
On or after December 31, 2012, the Company may redeem the Senior Notes, in whole or in part, upon not less than 30 nor more than 60 days' notice, at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, duration fees and Additional Interest (as defined in the Senior Notes Indenture), if any, on the Senior Notes redeemed, to the applicable redemption date.
If the Company experiences certain Change of Control events (as defined in the Senior Notes Indenture) or makes certain asset sales, the Company must offer to repurchase the Senior Notes at a purchase price in cash equal to 100% of the aggregate principal amount of Senior Notes plus accrued and unpaid interest thereon, duration fees and Additional Interest, if any, to the date of repurchase.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Senior Notes Indenture contains certain covenants limiting, among other things, the Company's ability and the ability of its subsidiaries (other than its unrestricted subsidiaries) to incur additional debt, create liens, make distributions on equity interests or repurchase equity interests, make certain investments, place restrictions on the ability of subsidiaries to pay dividends or make other distributions to the Company, sell certain assets or merge with or consolidate into other companies, and enter into certain types of transactions with the stockholders and affiliates.  These covenants are subject to a number of exceptions and qualifications as set forth in the Senior Notes Indenture.  The Senior Notes Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such Senior Notes to be declared due and payable.
Opco Credit Agreement
     On September 28, 2012, Opco and GVR, jointly and severally as co-borrowers, entered into a credit agreement (the “Opco Credit Agreement”), made by and among Opco and GVR as co-borrowers, Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the other lenders (the “Opco Lenders”) from time to time party thereto. Under the Opco Credit Agreement, the Opco Lenders made available to Opco and GVR (a) a term loan facility in the principal amount of $575 million (the "Opco Term Loan") and (b) a revolving credit facility in the maximum amount of $200 million (the "Opco Revolver").  The Opco Revolver will mature on September 28, 2017, and the Opco Term Loan will mature on September 28, 2019.  Interest will accrue on the principal balance of the Opco Term Loans at the rate per annum, as selected by Opco and GVR, of Adjusted LIBOR (which in no event shall be less than 1.25% for Term B Loans) plus 4.25% or base rate (which in no event shall be less than 2.25%) plus 3.25%. Until delivery of financial statements for the first full quarter after the closing date of the Opco Credit Agreement, interest will accrue on the Opco Revolver at a rate per annum, as selected by Opco and GVR, of LIBOR plus 3.50% or base rate plus 2.50%. Beginning on the first day of the first full quarter commencing after the closing date of the Opco Credit Agreement, interest will accrue on the Opco Revolver at the rate per annum, as selected by Opco and GVR, based upon the total leverage ratio of Opco and GVR, which rate will range from LIBOR plus 2.50% to 3.50% or base rate plus 1.50% to 2.50%. Additionally, Opco and GVR are subject to a fee of 0.50% for the unfunded portion of the Opco Revolver. On September 28, 2012, Opco entered into an agreement modifying its existing interest rate swap to incorporate certain terms from the Opco Credit Agreement, and in connection with such modification, the interest rate on approximately $233 million of the Opco loans effectively is fixed at 6.59% through July 3, 2015.

The Opco Credit Agreement contains certain financial and other covenants.  These include a maximum total leverage ratio ranging from 5.50:1.00 in 2012 to 3.00:1.00 in 2019 and a minimum interest coverage ratio of 3.00:1.00. The Company is in compliance with all applicable Opco Credit Agreement covenants as of December 31, 2012. Commencing on December 31, 2012, Opco and GVR are required to make quarterly principal payments equal to 0.25% of the initial principal amount of the Opco Term Loan. Additionally, Opco and GVR must make the following prepayments: (a) commencing with the fiscal year ending on December 31, 2013, annual prepayments of 50% of excess cash flow, as defined in the agreement, if the total leverage ratio is equal to or greater than 3.00:1.00; and (b) prepayments with proceeds of certain asset sales, events of loss, incurrence of debt, equity issuances and return of investments, as defined in the agreement.

The Opco Credit Agreement is guaranteed by NP Opco Holdings, GVR Holdco 1 LLC ("GVR Holdings") and all subsidiaries of Opco and GVR, except unrestricted subsidiaries.  The Opco Credit Agreement is secured by a pledge of Opco and GVR equity and substantially all tangible and intangible assets of NP Opco Holdings, GVR Holdings, Opco, GVR and the subsidiaries (other than immaterial subsidiaries) that guarantee the Opco Credit Agreement. Effective February 13, 2013, GVR became a subsidiary of Opco.

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

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructured Land Loan

On June 17, 2011, an indirect wholly owned subsidiary of the Company, CV PropCo, LLC ("CV Propco"), as borrower, entered into the Restructured Land Loan in the principal amount of $105 million. The initial maturity date of the Restructured Land Loan is June 16, 2016. Interest accrues on the principal balance at the rate per annum, at the option of the Company of LIBOR plus 3.50% or base rate plus 2.50% for the first five years; LIBOR plus 4.50% or base rate plus 3.50% for the sixth year if CV Propco elects to exercise the first optional extension of the maturity of the loans; and LIBOR plus 5.50% or base rate plus 4.50% in the seventh year if CV Propco elects to exercise the second optional extension of the maturity of the loans. All interest on the Restructured Land Loan will be paid in kind for the first five years. CV Propco has two options to extend the maturity date for an additional year to be available subject to absence of default, payment of up to 1.00% extension fee for each year, a step-up in interest rate to not more than LIBOR plus 4.50% or base rate plus 3.50% in the sixth year and not more than LIBOR plus 5.50% or base rate plus 4.50% in the seventh year. Interest accruing in the sixth and seventh years shall be paid in cash. There is no scheduled minimum amortization prior to final stated maturity, but the Restructured Land Loan is subject to mandatory prepayments with excess cash and, subject to certain exceptions, with casualty or condemnation proceeds. The Restructured Land Loan is guaranteed by NP Tropicana LLC ("NP Tropicana", an indirect subsidiary of the Company), NP Landco Holdco (a subsidiary of the Company and parent of CV Propco and NP Tropicana ) and all subsidiaries of CV Propco and secured by a pledge of CV Propco and NP Tropicana equity and all tangible and intangible assets of NP Tropicana, NP Landco Holdco and CV Propco and its subsidiaries, principally consisting of land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding the Wild Wild West Gambling Hall and Hotel ("Wild Wild West"), and the leasehold interest in the land on which the Wild Wild West is located. The land carry costs of CV Propco are supported by the Company under a limited support agreement and recourse guaranty (the "Limited Support Agreement") that provides for a guarantee from the Company to the Land Loan Lenders of: (a) the net operating costs of CV Propco and NP Tropicana, including (i) timely payment of all capital expenditures, taxes, insurance premiums, other land carry costs and indebtedness (excluding debt service for the Restructured Land Loan) payable by CV Propco and (ii) rent, capital expenditures, taxes, management fees, franchise fees, maintenance, operations and ownership payable by NP Tropicana; and (b) certain recourse liabilities of CV Propco and NP Tropicana under the Restructured Land Loan, including, without limitation, payment and performance of the Restructured Land Loan in the event any of CV Propco, NP Landco Holdco or NP Tropicana files or acquiesces in the filing of a bankruptcy petition or similar legal proceeding. As part of the consideration for the Land Loan Lenders' agreement to enter into the Restructured Land Loan, CV Propco and NP Tropicana issued warrants to the Land Loan Lenders (or their designees) for up to 60% of the outstanding equity interests of each of CV Propco and NP Tropicana exercisable for a nominal exercise price commencing on the earlier of (i) the date that the Restructured Land Loan is repaid, (ii) the date CV Propco sells any land to a third party, and (iii) the fifth anniversary of the Restructured Land Loan.
Corporate Office Lease
On June 17, 2011, the Company assumed STN's lease agreement related to the corporate office building, which STN had entered into in 2007 pursuant to a sale-leaseback arrangement with a third-party real estate investment firm. The lease had an initial term of 20 years with four options to extend the lease, each option for an extension of 5 years. The lease also contains two options for the Company to repurchase the corporate office building, one option at the end of year five of the original lease term, which was not exercised, and another at the end of the tenth year of the original lease term. These options to repurchase the building constitute continuing involvement under the authoritative guidance for accounting for sale-leaseback transactions involving real estate. As a result, the sale-leaseback transaction is required to be accounted for as a financing transaction until the repurchase options expire.
The corporate office building is being depreciated according to Station's policy, and the lease payments are recognized as principal and interest payments on the related long-term debt. The lease payment in effect at December 31, 2012 is $3.1 million on an annualized basis, which will increase by approximately 1.25% annually to approximately $3.8 million in the final year of the original term. Minimum lease payments related to this lease for the years ended December 31, 2013, 2014, 2015, 2016 and 2017, respectively, are approximately, $3.1 million, $3.2 million, $3.3 million, $3.3 million and $3.3 million. During the year ended December 31, 2012 and the Successor period June 17, 2011 through December 31, 2011, the Company recorded interest expense of $1.4 million and $0.8 million related to this lease.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Scheduled principal maturities of the Company's long-term debt, including the accretion of debt discounts of $202.0 million, for each of the next five years and thereafter as of December 31, 2012 are as follows (amounts in thousands):

Years ending December 31,
2013	$17,544
2014	17,760
2015	17,919
2016	1,637,994
2017	8,614
Thereafter	575,801
$2,275,632
Borrowing Availability

At December 31, 2012, the Company's borrowing availability was $48.7 million under the Propco Credit Agreement and $184.0 million under the Opco Credit Agreement. These amounts are net of outstanding letters of credit and similar obligations totaling $22.3 million and $16.0 million, respectively.

12.    Derivative Instruments

Successor Cash Flow Hedges

The Company's objective in using derivative instruments is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as a primary part of its cash flow hedging strategy. The Company's interest rate swaps utilized as cash flow hedges involve the receipt of variable–rate payments in exchange for fixed–rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not use derivative financial instruments for trading or speculative purposes.

In July 2011, the Company entered into three floating–to–fixed interest rate swaps with initial notional amounts totaling $1.3 billion which effectively converted a portion of its floating–rate debt to fixed rates. Under the terms of the swap agreements, the Company paid fixed rates ranging from 1.29% to 2.03% and received variable rates based on one-month LIBOR (subject to a minimum of 1.50% for one swap with an initial notional amount of $228.5 million). These swaps effectively fixed the interest rates on a portion of the Company's debt equal to the notional amount of the swaps at 5.1%, 5.6% and 7.9%, respectively, for amounts outstanding under the Propco, Original Opco and GVR credit agreements.

In September 2012, in connection with entering into the Opco Credit Agreement, the Company terminated one of these swaps and paid approximately $3.0 million to its counterparty. The Company also amended another swap to include a minimum of 1.25% on the floating leg to match the terms of the Opco Term Loan (see Note 11). This resulted in the discontinuation of the Company's three cash flow hedging relationships that existed at the time. As a result of the discontinuation of these cash flow hedging relationships, cumulative deferred losses of $28.6 million that had been recognized in other comprehensive income are being amortized through July 2015 as an increase to interest expense as the hedged interest payments continue to occur. The Company also accelerated the reclassification of amounts in other comprehensive income to earnings as a result of it becoming probable that certain hedged forecasted transactions would not occur. The accelerated amount was a loss of $0.7 million recorded as a component of change in fair value of derivative instruments in the Consolidated Statements of Operations and is excluded from the $28.6 million being amortized to interest expense through July 2015.

As of December 31, 2012, the Company has two outstanding swaps with initial notional amounts totaling $1.1 billion, which effectively convert a portion of its floating-rate debt to fixed rates. In accordance with the accounting guidance in ASC Topic 815, Derivatives and Hedging, the Company designated as cash flow hedges of interest rate risk the full $233.0 million notional amount of one swap, and a $698.3 million portion of the notional amount of the second swap. The remaining $123.2 million portion of the notional amount of the second swap is not designated in a cash flow hedging relationship for accounting purposes, and is described in the non-designated hedge discussion below. Under the terms of the swap agreements, the Company pays fixed rates ranging from 1.29% to 2.34% and receives variable rates based on 1-month LIBOR (subject to a minimum of 1.25% for the swap with a notional amount of $233.0 million). These swaps effectively fix the interest rates on

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$1.1 billion of the Company's debt at 5.1% and 6.6%, respectively, for amounts outstanding under the Propco and Opco credit agreements.

For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) until the interest payments being hedged are recorded as interest expense, at which time the amounts in other comprehensive income (loss) are reclassified as an adjustment to interest expense. Gains or losses on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded as a component of change in fair value of derivative instruments in the Consolidated Statements of Operations. Ineffectiveness, if any, results from both of the Company's designated swaps having fair values other than zero at the time they were designated or redesignated. For the year ended December 31, 2012, the Company recorded an immaterial amount of such ineffectiveness.

Successor Non-Designated Hedge

Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements, but do not meet the hedge accounting requirements. As of December 31, 2012, a $123.2 million portion of the notional amount of one of the outstanding interest rate swaps was not designated in a cash flow hedging relationship for accounting purposes, and the portion of this swap that is designated as a cash flow hedge is reflected in the designated cash flow hedges discussion above. The changes in the fair value of the portion of the swap not designated in a hedging relationship is recorded in change in fair value of derivative instruments in the accompanying Consolidated Statements of Operations. For the year ended December 31, 2012, the Company recorded a loss of $61,000 from the non-designated portion of the swap.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets (amounts in thousands):

	Balance sheet classification	Fair value
		December 31,
		2012	2011
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate swaps and other long–term liabilities, net	$21,140	$20,047

Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate swaps and other long–term liabilities, net	$2,746	$—
The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for the year ended December 31, 2012 and the Successor Period ended December 31, 2011 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011		Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011		Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011
Interest rate swaps	$18,918	$25,546	Interest expense, net	$12,446	$5,499	Change in fair value of derivative instruments	$860	$—
The amounts of loss reclassified from accumulated other comprehensive income into Interest expense, net includes reclassifications of deferred losses related to discontinued cash flow hedging relationships. The ineffective portion noted above includes the $0.7 million loss on which the Company accelerated the reclassification from other comprehensive income to earnings as a result of it becoming probable that certain hedged forecasted transactions would not occur. Approximately $11.6

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million of the deferred losses included in accumulated other comprehensive loss on the Company's Consolidated Balance Sheet at December 31, 2012 is expected to be reclassified into earnings during the next twelve months.
The table below presents the effect of the Company's derivative financial instruments that are not designated in hedging relationships on the Consolidated Statements of Operations for the year ended December 31, 2012 and the Successor Period ended December 31, 2011 (amounts in thousands):

		Amount of Loss on Derivative Instruments Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Loss on Derivative Instruments Recognized in Income	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011
Interest rate swaps	Change in fair value of derivative instruments	$61	$—
As of December 31, 2012, the Company had not posted any collateral related to these agreements; however, the Company's obligations under the swaps are subject to the security and guarantee arrangements applicable to the related credit agreements. Each swap agreement contains cross-default provisions under which the Company could be declared in default on its obligations under such agreement if certain conditions of default exist on the related Credit Agreement. As of December 31, 2012, the termination value of the interest rate swaps was a net liability of $25.9 million which represents the amount the Company could have been required to pay to settle the obligations had it been in breach of the provisions of the swap arrangements.
Predecessors
The Predecessors used derivatives to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, Predecessors primarily used interest rate swaps and interest rate caps as part of their cash flow hedging strategies. Predecessors did not use derivative financial instruments for trading or speculative purposes.
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

During 2010, several derivative instruments were early terminated by STN and its 50% owned joint ventures including GVR Predecessor. In certain instances these early terminations resulted in balance sheet adjustments and in reclassifications of deferred losses, net of tax, from accumulated other comprehensive income into operations.
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

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Predecessors' activity in deferred gains (losses) on derivatives included in accumulated other comprehensive income is as follows (amounts in thousands):

	Period January 1, 2011 Through June 16, 2011	December 31, 2010
STN Predecessor
Deferred losses on derivatives included in accumulated other comprehensive income, beginning balance	$—	$(1,985)
Losses reclassified from other comprehensive income into income as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	—	1,985
Deferred losses on derivatives included in accumulated other comprehensive income, ending balance	$—	$—
GVR Predecessor
Deferred losses on derivatives included in accumulated other comprehensive income, beginning balance	$—	$(6,108)
Losses reclassified from other comprehensive income (loss) into operations as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	—	6,108
Deferred losses on derivatives included in accumulated other comprehensive income, ending balance	$—	$—
Presented below are the effects of derivative instruments on the Predecessors' statements of operations (amounts in thousands):

	Period January 1, 2011 Through June 16, 2011	Year Ended December 31, 2010
STN Predecessor:
Amounts included in change in fair value of derivative instruments:
Gains (losses) from interest rate swaps	$397	$—
Losses from interest rate cap	—	(42)
Net gains (losses) for derivatives not designated as hedging instruments	397	(42)
Total derivative gains (losses) included in change in fair value of derivative instruments	397	(42)
Amounts included in reorganization items:
Losses from interest rate swaps	—	(2,607)
Amounts included in interest and other expense from joint ventures:
Gains (losses) for derivatives not designated as hedging instruments	—	(22,221)
Losses reclassified from accumulated other comprehensive income into income (effective portion)	—	(386)
Losses reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	—	(2,667)
Total derivative gains (losses) included in interest and other expense from joint ventures	—	(25,274)
Total derivative losses included in Consolidated Statements of Operations	$397	$(27,923)
GVR Predecessor:
Amounts included in change in fair value of derivative instruments:
Losses from interest rate swaps not designated as hedging instruments	$—	$(44,442)
Losses reclassified from accumulated other comprehensive income into operations (effective portion)	—	(6,108)
Total derivative losses included in statements of operations	$—	$(50,550)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Period From January 1, 2011 Through June 16, 2011	Year Ended December 31, 2010
STN Predecessor:
Increase in interest expense	$487	$7,011
Increase in interest and other expense from joint ventures	211	27,277
	$698	$34,288
GVR Predecessor:
Increase in interest and other expense	$325	$3,672

13.    Fair Value Measurements
Successor
Assets Measured at Fair Value on a Recurring Basis
The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$416	$416	$—	$—
Liabilities
Interest rate swaps	$23,886	$—	$23,886	$—

		Fair Value Measurement at Reporting Date Using
	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$203	$203	$—	$—
Liabilities
Interest rate swaps	$20,047	$—	$20,047	$—
____________________________________
(a) Available-for-sale securities are included in other assets in the accompanying Consolidated Balance Sheets.

The fair values of interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Assets Measured at Fair Value on a Nonrecurring Basis

During the year ended December 31, 2012, the Company recognized impairment losses totaling $10.1 million related to certain land held for development, including buildings and improvements on such land, and reduced the carrying value of those assets to estimated fair value. See Note 6 for additional information.

Fair Value of Long-term Debt

The following table presents information about the estimated fair value of the Company's long-term debt compared with its carrying value (amounts in millions):

	December 31,
	2012	2011
Aggregate fair value	$2,140	$2,082
Aggregate carrying amount	2,074	2,195

The estimated fair value of the Company's long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

14.    Members' Equity

The Company has two classes of membership interests: (1) Voting Units and (2) Non-Voting Units. On June 17, 2011, 100 Voting Units were issued to Station Voteco representing 100% of the Company's outstanding Voting Units and 100 Non-Voting Units were issued to Station Holdco representing 100% of the Company's outstanding Non-Voting Units. Station Voteco is the only member of the Company entitled to vote on any matters to be voted on by the members of the Company. Station Holdco, as the holder of the Company's issued and outstanding Non-Voting Units, is not entitled to vote on any matters to be voted on by the members of the Company, but is the only member of the Company entitled to receive distributions as determined by its Board of Managers out of funds legally available therefor and, in the event of liquidation, dissolution or winding up of the Company, is entitled to all of the Company's assets remaining after payment of liabilities.
Station Voteco is owned by (i) an entity owned by Frank J. Fertitta III and Lorenzo J. Fertitta, and (ii) Robert A. Cashell Jr., who was designated as a member of Station Voteco by German American Capital Corporation. Mr. Cashell is also members of the Company's Board of Managers. Fertitta Station Voteco Member LLC, an entity owned by Frank J. Fertitta III and Lorenzo J. Fertitta, owns 61.42% of the equity interests in Station Voteco, and Mr. Cashell owns 38.58% of the voting equity interests in Station Voteco.
The equity interests of Station Holdco are owned by (i) FI Station Investor, LLC, an affiliate of Frank J. Fertitta III and Lorenzo J. Fertitta, (ii) German American Capital Corporation, one of the Mortgage Lenders and an indirect wholly owned subsidiary of Deutsche Bank AG, and (iii) indirectly by certain former general unsecured creditors of STN. In addition, JPMorgan Chase Bank, N.A. ("JPM"), one of the Mortgage Lenders, previously held equity interests of Station Holdco.
On April 30, 2012, FI Station Investor LLC, an affiliate of Frank J. Fertitta III and Lorenzo J. Fertitta ("FI Station Investor") purchased membership interests in Station Holdco from JPM and certain other sellers that exercised tag-along rights pursuant to the Company's equityholders agreement for an aggregate purchase price of $73.6 million. As a result of such purchase and the related purchases by other equityholders of Station Holdco, JPM sold all of its membership interest in Station Holdco. In connection with the sale of Station Holdco membership interests by JPM, Stephen Greathouse, the member of the Board of Managers of the Company who was designated by JPM, resigned as a member of the Board of Managers of the Company, Station Holdco and certain subsidiaries of the Company, and the Station Voteco units held by Mr. Greathouse as the designee of JPM were redeemed for no consideration.
As of April 30, 2012, FI Station Investor owns approximately 58.1% of the units of Station Holdco, German American Capital Corporation owns approximately 25% of the units of Station Holdco, and former unsecured creditors of STN indirectly own approximately 16.9% of the units of Station Holdco. In addition, the former mezzanine lenders of STN indirectly own warrants to purchase approximately 1.6% of the units of Station Holdco on a fully diluted basis, FI Investor owns warrants with

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rights to purchase approximately 1.07% of the units of Station Holdco on a fully diluted basis, the Mortgage Lenders own warrants to purchase approximately 0.53% of the units of Station Holdco on a fully diluted basis and former unsecured creditors of STN indirectly own warrants to purchase approximately 1.3% of the units of Station Holdco on a fully-diluted basis. The warrants held indirectly by the former mezzanine lenders and the former unsecured creditors of STN have an initial exercise price of $2.50 per unit that will increase by 15% on each of the third through seventh anniversaries of June 17, 2011. The warrants held by FI Investor and the Mortgage Lenders have an initial exercise price equal of $3.00 per unit that will increase by 15% on each of the third through seventh anniversaries of June 17, 2011. The warrants may only be exercised following the earlier of (i) the six and one-half year anniversary of June 17, 2011 and (ii) the occurrence of a capital raising transaction by Station Holdco that involves a determination of the equity value of Station Holdco (other than the transactions contemplated by the Plan) which expire on June 17, 2018.
Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (amounts in thousands):

	Unrealized losses on interest rate swaps	Unrealized gain (loss) on available-for-sale securities	Unrecognized pension and postretirement benefit plan liabilities	Total

Balances, December 31, 2010 (Predecessors)	$—	$(165)	$208	$43
Unrealized gain on available-for-sale securities	—	25	—	25
Amortization of unrecognized pension and postretirement benefit plan liabilities	—	—	(19)	(19)
Balances, June 17, 2011 (Predecessors)	—	(140)	189	49
Elimination of Predecessors' equity	—	140	(189)	(49)
Balances, June 17, 2011 (Successor)	—	—	—	—
Deferred losses on interest rate swaps	(25,546)	—	—	(25,546)
Reclassification of deferred losses on interest rate swaps into income	5,499	—	—	5,499
Unrealized loss on available-for-sale securities	—	(107)	—	(107)
Balances, December 31, 2011	(20,047)	(107)	—	(20,154)
Deferred losses on interest rate swaps	(18,918)	—	—	(18,918)
Reclassification of deferred losses on interest rate swaps into income	13,187	—	—	13,187
Unrealized gain on available-for-sale securities	—	213	—	213
Balances, December 31, 2012	$(25,778)	$106	$—	$(25,672)
Noncontrolling Interest
Noncontrolling interest represents ownership interests in consolidated subsidiaries of the Company that are held by owners other than the Company. Noncontrolling interests include (a) a 50% ownership interest in MPM, (b) ownership interests of the former mezzanine lenders and former unsecured creditors of STN who hold warrants to purchase stock in CV Propco and NP Tropicana LLC, and (c) a 49.9% ownership interest in Fertitta Interactive.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncontrolling interest is as follows (amounts in thousands):

	December 31,
	2012	2011
Noncontrolling interest:
Balance at beginning of year	$42,799	$43,551
Share-based compensation	47	—
Capital contributions — Fertitta Interactive	8,616	—
Acquisition of Fertitta Interactive	6,475	—
Net (loss) income	(1,606)	4,955
Distributions — MPM	(11,302)	(5,707)
Balance at end of year	$45,029	$42,799
No portion of other comprehensive income (loss) was attributable to noncontrolling interest.
15.    Share-Based Compensation

Successor

In order to attract, retain and motivate employees and to align the interests of those individuals and the Company's members, the Board of Managers adopted the Station Holdco LLC Profit Units Plan (the “Profit Units Plan”), pursuant to which up to 12 million profit units may be issued. As of December 31, 2012, 10.8 million profit units are outstanding, representing approximately 2.66% of the outstanding units of Station Holdco.

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
The Company estimates the fair value of share-based compensation awards on the date of grant using the option pricing method. The weighted-average estimated fair value of the profit units awarded during the year ended December 31, 2012 was $1.26 per unit, which was based on the following weighted-average assumptions:

Risk-free interest rate	0.41%
Expected volatility	45%
Expected life (in years)	3
Dividend yield	—
Discount for post-vesting restrictions	25%
Volatility was estimated using the historical average volatility for comparable companies based on weekly stock price returns. The discount for post-vesting restrictions was estimated based on an average-strike put option model.
The accounting guidance requires that stock compensation be classified in the same financial statement line items as cash compensation. Compensation expense related to the Profit Units Plan is included within operating expenses in the accompanying Consolidated Statements of Operations as follows (amounts in thousands):

Year Ended December 31, 2012
Casino	$149
Food and beverage	93
Room	21
Selling, general and administrative	2,365
Total	$2,628

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of the Profit Units Plan as of December 31, 2012 and changes during the year then ended is presented below:

	Units (amounts in thousands)	Weighted-average grant date fair value
Nonvested units at January 1, 2012	—	$—
Activity during the period:
Units granted	11,849	1.26
Vested	—	—
Forfeited	(1,092)	1.26
Nonvested units at December 31, 2012	10,757	$1.26

No profit units vested during the year ended December 31, 2012. The Company's total unrecognized compensation cost related to nonvested awards under the Profit Units Plan was $11.8 million at December 31, 2012, which is expected to be recognized over a weighted-average period of 3.2 years.
In addition, during the year ended December 31, 2012, Fertitta Interactive recognized share-based compensation expense of $37,000.
Predecessor
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

Upon consummation of STN's merger in November 2007, FCP and Fertitta Partners issued Class B Units to an affiliate of Frank J. Fertitta III and Lorenzo J. Fertitta, and during the year ended December 31, 2008, certain members of management were awarded indirect ownership of Class B Units and direct ownership of Class C Units in each of FCP and Fertitta Partners. Pursuant to the accounting guidance for share-based payments, the unearned share-based compensation related to the Units was being amortized to compensation expense over the requisite service period (immediate to five years). The share-based expense for the awards was based on the estimated fair market value of the FCP Units at the date of grant applied to the total number of FCP Units that were anticipated to fully vest, amortized over the vesting period. The Class C Units included certain call and put provisions as defined in the Operating Agreements, such that under certain circumstances, within 90 days after termination of the Class C Unit holder's employment with STN, FCP and Fertitta Partners could call the Class C Units and the employee could put the Class C Units back to FCP and Fertitta Partners. The conditions that could result in the employee putting the Class C Units back to FCP and Fertitta Partners were either contingent or within the control of the issuer; therefore, the units were accounted for as equity.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the classification of share-based compensation expense within STN's Consolidated Statements of Operations (amounts in thousands):

	Station Casinos, Inc.
	Period From January 1, 2011 Through June 16, 2011	Year Ended December 31, 2010

Total share-based compensation	$25,673	$13,617
Less compensation costs capitalized	—	(236)
Share-based compensation recognized as expense	$25,673	$13,381
Casino	$3	$138
Selling, general and administrative	302	1,938
Corporate	5,857	8,173
Development and preopening	62	3,132
Reorganization items	19,449	—
Share-based compensation recognized as expense	25,673	13,381
Income tax benefit	(8,986)	(4,683)
Share-based compensation expense, net of tax	$16,687	$8,698
On June 17, 2011, Predecessor's share-based compensation grants were canceled, and as a result, Predecessor recognized share-based compensation expense of approximately $19.4 million representing the remaining amount of compensation cost measured at the grant date that had not yet been recognized.
16.        Executive Compensation Plans
Successor
The Company does not have any formal executive compensation plans in place as the majority of the Company's executive officers became employees of Fertitta Entertainment on June 17, 2011.
Predecessor
STN had employment agreements with certain of its executive officers which provided for, among other things, an annual base salary, supplemental long-term disability and supplemental life insurance benefits in excess of STN's normal coverage for employees. In addition, STN had a Supplemental Executive Retirement Plan for its Chief Executive Officer and a Supplemental Management Retirement Plan for certain key executives as selected by its Board of Directors. Other executive compensation plans included a Deferred Compensation Plan and a Long-Term Stay-On Performance Incentive Plan. See Note 18 for additional information regarding STN's Supplemental Executive Retirement Plan and Supplemental Management Retirement Plan.
17.    Asset Impairments and Write-downs and Other Charges, Net
The Consolidated Statements of Operations include various charges related to asset impairment and write-downs and other charges, net. Write-downs and other charges, net include various pretax charges to record net losses on asset disposals and other non-routine transactions, excluding the effects of the Chapter 11 Cases and the related transactions, which are reflected in the reorganization items in the Consolidated Statements of Operations. During the year ended December 31, 2012, the Company paid $5.0 million in satisfaction of an option granted to a former owner of GVR Predecessor to reacquire an ownership interest in Green Valley Ranch as provided in a settlement agreement.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset impairments and write-downs and other charges, net consisted of the following (amounts in thousands):

	Successor		Predecessors
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010
Impairment of goodwill (Note 5)	$—	$—	$—	$—	$60,386	$—

Impairments of intangible assets and other assets:
Impairment of intangible assets (Note 5)	$2,907	$—	$—	$—	$4,704	$—
Impairment of land held for development, including associated improvements (Note 6)	10,066	2,100	—	—	114,378	—
Impairment of investments in joint ventures	—	—	—	—	16,267	—
Impairment of property and equipment (Note 4)		—	—	—	66,647	—
Other, net	—	—	—	—	(362)	—
	$12,973	$2,100	$—	$—	$201,634	$—

Write-downs and other charges, net:
Loss on disposal of assets, net	$471	$3,246	$3,349	$104	$534	$120
Gain on land disposition	—	—	—	—	(74)	—
Severance expense	2,913	620	—	—	2,687	—
Settlement agreement	5,000	—	—	—	6,200	—
Other charges	2,033	175	604	—	9,898	—
Write-off of debt offering and restructuring fees	—	—	—	—	—	9,089
	$10,417	$4,041	$3,953	$104	$19,245	$9,209
18.     Retirement Plans
Successor
401(k) Plan
The Company has a defined contribution 401(k) plan which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 50% of the first 4% of each participating employee's compensation contributed to the plan. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company made no matching contributions during the Successor period from June 17, 2011 through December 31, 2011. In January 2012, the Company announced that it would resume making employer contributions at the rate of 50% of the first 4% of each participating employee's compensation contributed to the plan. The Company recorded an expense for matching contributions of $2.9 million for the year ended December 31, 2012.
STN Predecessor
Effective November 30, 1994, STN adopted the Supplemental Executive Retirement Plan (the "SERP"), which was an unfunded defined benefit plan for the Chief Executive Officer and President as sole participants, and the Supplemental

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management Retirement Plan (the "SMRP"), which was an unfunded defined benefit plan. Certain key executives (other than the Chief Executive Officer and President) as selected by the Board of Directors were able to participate in the SMRP. During the years ended December 31, 2005, 2007 and 2008, respectively, various amendments to these plans were adopted.
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
A reconciliation of the beginning and ending balances of STN Predecessor's pension benefit obligation and fair value of the plan assets and the funded status is as follows (amounts in thousands):

	Station Casinos, Inc.
	Period From January 1, 2011 Through June 16, 2011	Year Ended December 31, 2010
Change in pension benefit obligation:
Benefit obligation at beginning of year	$26,387	$22,002
Service cost	877	1,707
Interest cost	681	1,296
Net actuarial loss	—	1,382
Effect of plan termination	(27,945)	—
Benefit obligation at end of period	—	26,387
Fair value of plan assets at end of period	$—	$—
Funded status of the plan (underfunded)	$—	$(26,387)
Net amount recognized	$—	$(26,387)
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$—	$(416)
Accrued pension costs	—	(25,651)
Accumulated other comprehensive income	—	(320)
Net amount recognized	$—	$(26,387)
Weighted average assumptions:
Discount rate	5.25%	5.25%
Salary rate increase	5.00%	5.00%

Prior to the cancellation of the SERP and SMRP, the components of the net periodic pension benefit cost related to these plans consisted of the following (amounts in thousands):

	Station Casinos, Inc.
	Period From January 1, 2011 Through June 16, 2011	Year Ended December 31, 2010
Service cost	$877	$1,707
Interest cost	681	1,296
Amortization of prior service credit	(29)	(63)
Net periodic pension cost	$1,529	$2,940
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

19.    Income Taxes
Successor
The Company is a limited liability company treated as a partnership for income tax purposes and as such, is a pass-through entity and is not liable for income tax in the jurisdictions in which it operates. As a result, no provision for income taxes has been made in Successor's consolidated financial statements. Each member of the Company includes its respective share of the Company's taxable income in its income tax return. Due to the Company's status as a pass-through entity, it has recorded no liability associated with uncertain tax positions.
Predecessor
STN Predecessor's operating results have been included in a consolidated federal income tax return. For financial reporting purposes, STN Predecessor derecognized its deferred tax assets and liabilities and recorded an income tax benefit of $107.9 million for the period from January 1, 2011 through June 16, 2011 and $22.0 million for the year ended December 31, 2010.
The benefit for income taxes attributable to net loss consists of the following (amounts in thousands):

	STN Predecessor
	Station Casinos, Inc.
	Period From January 1, 2011 Through June 16, 2011	Year Ended December 31, 2010
Current	$(107,924)	$(5,469)
Deferred	—	(16,527)
Total income tax benefit	$(107,924)	$(21,996)

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	STN Predecessor
	Station Casinos, Inc.
	Period From January 1, 2011 Through June 16, 2011	Year Ended December 31, 2010
Federal statutory rate	35.0%	35.0%
Change in valuation allowance	(14.5)	(21.3)
Goodwill impairment	—	(3.6)
Vesting of Class B and Class C Units	0.1	(0.8)
Restructuring costs	(1.7)	(5.3)
Discharge of Liabilities Subject to Compromise	(22.2)	—
Other, net	—	(0.3)
Effective tax rate	(3.3)%	3.7%

STN or its subsidiaries is no longer subject to U.S. federal tax examination for years before 2008 except for earlier years that can be examined as a result of any net operating losses that were carried back.

GVR Predecessor was organized as a limited liability company treated as a partnership for income tax purposes, and as such, was a pass-through entity and was not liable for income tax.

20.     Related Party Transactions

Related Party Transactions
The Company has entered into credit agreements with certain lenders including Deutsche Bank AG Cayman Islands Branch, which (a) owns approximately 25% of the units of Station Holdco, the owner of all of the Company's Non-Voting Units, (b) has the right to designate members that hold 38.6% of the units of Station Voteco, the owner of all of the Company's Voting Units, and (c) has the right to designate up to two individuals to serve on the Company's Board of Managers.
On June 17, 2011, the Company and certain of its affiliates entered into management agreements for substantially all of the Company's operations with subsidiaries of Fertitta Entertainment, which is controlled by affiliates of Frank J. Fertitta III, the Company's Chief Executive Officer and a member of its Board of Managers, and Lorenzo J. Fertitta, a member of its Board of Managers. Affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta also own 58.1% of the units of Station Holdco and 61.4% of the units of Station Voteco. The management agreements have a term of 25 years and provide that subsidiaries of Fertitta Entertainment will receive an annual base management fee equal to 1% of gross revenues attributable to the managed properties and an annual incentive management fee equal to 5% of positive EBITDA (as defined in the agreements) for the managed properties. For the year ended December 31, 2012, the Company recognized management fee expense totaling $44.6 million pursuant to these agreements, of which $40.7 million was paid and the remaining $3.9 million is reflected in accrued expenses and other current liabilities on the Company's Consolidated Balance Sheet at December 31, 2012. During the Successor period ended December 31, 2011, the Company recognized management fee expense totaling $21.8 million pursuant to these agreements, of which $18.2 million was paid and the remaining $3.6 million is reflected in accrued expenses and other current liabilities on the Company's Consolidated Balance Sheet at December 31, 2011. In addition, the Company allocates the costs of certain shared services to Fertitta Entertainment, primarily costs related to occupancy of a portion of the Company's corporate office building and services provided by human resources and regulatory personnel. For the year ended December 31, 2012 and the Successor Period ended December 31, 2011, costs allocated to Fertitta Entertainment for shared services totaled $1.7 million and $0.8 million, respectively.
Fertitta Acquisitionsco LLC ("Acquisitionsco"), a subsidiary of Fertitta Interactive, pays fees and expenses to Fertitta Entertainment under a services agreement. For the period from April 30, 2012 through December 31, 2012, Acquisitionsco paid fees and expenses to Fertitta Entertainment totaling $1.2 million.
On November 16, 2012, the Company acquired a 50.1% ownership interest in Fertitta Interactive from entities controlled by Frank J. Fertitta III and Lorenzo J. Fertitta for cash consideration of $20.7 million.
The Company has entered into various other related party transactions, which consist primarily of lease payments related to ground leases at Boulder Station and Texas Station. The Company and STN Predecessor's lease payments related to these ground leases totaled approximately $6.7 million, $3.6 million, $3.1 million and $6.7 million for the year ended December 31, 2012, the Successor period June 17, 2011 through December 31, 2011, the Predecessor period January 1, 2011 through June 16, 2011 and the year ended December 31, 2010, respectively, which is included in selling, general and administrative expense in the Consolidated Statements of Operations. See Note 21 for additional information about these ground leases.
The Company purchases tickets to events held by Zuffa, LLC ("Zuffa") which is the parent company of the Ultimate Fighting Championship ("UFC") and is owned by Frank J. Fertitta III and Lorenzo J. Fertitta. For the year ended December 31, 2012, the Successor period June 17, 2011 through December 31, 2011, the Predecessor period January 1, 2011 through June 16, 2011 and the year ended December 31, 2010, the Company and Predecessors paid Zuffa approximately $0.4 million, $0.3 million, $0.3 million and $0.5 million, respectively, for ticket purchases to, and closed circuit viewing fees of, UFC events.
The Company previously managed Aliante Station in North Las Vegas, Nevada on under a five-year management agreement with ALST Casino Holdco, LLC ("ALST"), which acquired the property on November 1, 2011 pursuant to the reorganization of Aliante Gaming, LLC ("Aliante Gaming"). ALST elected to terminate the agreement early, and the Company provided management and transition services through November 1, 2012. Prior to ALST's acquisition of the property, STN Predecessor owned a 50% interest in Aliante Station. The management arrangement provided for a monthly base management fee equal to 1% of Aliante Station's gross revenues and an annual incentive management fee payable quarterly equal to 7.5% of the property's EBITDA up to and including $7.5 million and 10% of EBITDA in excess of $7.5 million. Fertitta Entertainment provided such management and transition services on behalf of the Company, and the Company paid all management fees received from Aliante Gaming to Fertitta Entertainment. These management fees totaled approximately $1.5 million and $0.9 million for the year ended December 31, 2012 and the Successor period ended December 31, 2011, respectively.

21.    Commitments and Contingencies

Successor

Leases
Boulder Station Lease
The Company leases 27 acres of land on which a portion of Boulder Station is located pursuant to a ground lease which was assumed in the Restructuring Transactions. The Company leases this land from KB Enterprises, a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the "Related Lessor"). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III, who is a member of the Company's Board of Managers and Chief Executive Officer, and Lorenzo J. Fertitta, who is a member of the Company's Board of Managers. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $222,933 through June 2013. In July 2013 and every ten years thereafter, the rent is subject to adjustment based on the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. In July 2018, and every ten years thereafter, the rent will be adjusted by a cost of living factor. Pursuant to the ground lease, the Company has an option to purchase the land at fair market value, exercisable at five-year intervals with the next option in July 2013. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Credit Agreements.
Texas Station Lease
The Company leases 47 acres of land on which Texas Station is located pursuant to a ground lease which was assumed in the Restructuring Transactions. The Company leases this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $337,417 through July 2015. In August 2015 and every ten years thereafter, the rent will be adjusted by a cost of living factor. In August 2020, and every ten years thereafter, the rent is subject to adjustment based on the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, the Company has an option to purchase the land at fair market value, exercisable in April 2030 and at five-year intervals thereafter. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Credit Agreements.
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
Other Operating Leases
In addition to the leases described above, the Company also leases certain other buildings and equipment used in its operations, which have operating lease terms expiring through 2022.

Future minimum lease payments required under all non-cancelable operating leases are as follows (amounts in thousands):

Years ending December 31,
2013	$8,609
2014	8,818
2015	8,817
2016	8,797
2017	8,745
Thereafter	402,225
Total	$446,011
Rent expense is as follows (amounts in thousands):

Successor		Predecessors
Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010
$8,676	$4,732	$3,462	$—	$9,566	$—

Regulation and Taxes

In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food purchased for use in complimentary meals provided to patrons and employees is not subject to Nevada use tax. The Company has filed refunds for the periods from March 2000 through February 2008, and began claiming this exemption on its sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision. The amount subject to these refunds is approximately $15.6 million plus interest. The Department of Taxation subsequently audited the Company and issued a sales tax deficiency on the cost of food used in complimentary meals provided to patrons and employees for the period March 2000 through February 2008. On July 9, 2012, a Nevada Administrative Law Judge concluded that the State's sales tax deficiency for Station's complimentary meals provided to patrons and employees for the period March 2000 through February 2008 will be allowed, but only to the extent of use tax previously paid for these meals. The Administrative Law Judge did award the Company a refund of approximately $0.7 million of use tax paid on certain non-gaming related promotional meals. The Company appealed the Administrative Law Judge's decision. On October 1, 2012, the Nevada Tax Commission upheld the Administrative Law Judge's decision. The Company has appealed that portion of the decision that denied the refund. The City of Henderson has appealed the refund awarded for non-gaming related promotional meals. On October 17, 2012, in a case involving another gaming company, a Clark County District Court ruled that complimentary meals provided to patrons are subject to sales tax, while employee meals are not subject to sales tax. This decision was appealed to the Nevada Supreme Court. In the accompanying Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, the Company has not recorded a refund receivable for the previously paid use tax.

The Department of Taxation has issued a regulation that as of February 15, 2012, complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. On June 25, 2012 the Nevada Tax Commission adopted the Department of Taxation's regulation. The Department of Taxation has issued guidance delaying the payment of this sales tax until the earlier of (1) approval of the regulation by the Legislative Commission, (2) affirmation by the Nevada Supreme Court, (3) the effective date of relevant legislation or (4) June 30, 2013. As of December 31, 2012, the Company has accrued a liability for the estimated amount of sales tax on complimentary food and employee meals for the period February 15, 2012 through December 31, 2012.

Predecessors
Bankruptcy Proceedings
Through June 17, 2011, the Predecessors conducted their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.
22.    Legal Matters
The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of any legal matters and litigation inherently involves significant costs.
23 .    Consolidating Financial Information

As described in Note 11—Long-term Debt, on January 3, 2012 the Company issued the Senior Notes, which are guaranteed by certain 100% owned subsidiaries of the Company. The following consolidating financial statements present information about the Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries. These consolidating financial statements are presented in the provided form because (i) the Guarantor Subsidiaries are wholly owned subsidiaries of the Company (the issuer of the Senior Notes), and (ii) the guarantees are joint and several; however, such guarantees are not joint and several on a full and unconditional basis as the guarantees may be released under certain circumstances customary for such arrangements.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2,841	$54,273	$71,766	$—	$128,880
Restricted cash	1,571	50	359	—	1,980
Receivables, net	888	14,475	15,568	—	30,931
Intercompany receivables	—	197,533	286,233	(483,766)	—
Inventories	9	4,584	3,345	—	7,938
Prepaid gaming tax	—	9,564	8,851	—	18,415
Prepaid expenses and other current assets	2,850	2,674	3,584	—	9,108
Total current assets	8,159	283,153	389,706	(483,766)	197,252
Property and equipment, net	46,386	1,307,851	858,226	—	2,212,463
Goodwill	1,234	177,820	21,640	—	200,694
Intangible assets, net	1,045	59,406	148,225	—	208,676
Land held for development	—	—	220,120	—	220,120
Investments in joint ventures	—	—	9,629	—	9,629
Native American development costs	—	—	3,255	—	3,255
Investments in subsidiaries	2,406,278	—	—	(2,406,278)	—
Other assets, net	7,925	12,996	25,933	—	46,854
Total assets	$2,471,027	$1,841,226	$1,676,734	$(2,890,044)	$3,098,943

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Current portion of long-term debt	$11,231	$258	$6,055	$—	$17,544
Accounts payable	892	11,055	9,684	—	21,631
Accrued interest payable	5,175	—	2,808	—	7,983
Accrued expenses and other current liabilities	8,397	62,413	52,727	—	123,537
Intercompany payables	194,698	—	289,068	(483,766)	—
Total current liabilities	220,393	73,726	360,342	(483,766)	170,695

Long-term debt, less current portion	1,393,469	1,827	660,761	—	2,056,057
Deficit investments in joint ventures	—	—	2,356	—	2,356
Interest rate swaps and other long-term liabilities, net	18,304	—	12,670	—	30,974
Total liabilities	1,632,166	75,553	1,036,129	(483,766)	2,260,082

Members' equity:
Total Station Casinos LLC members' equity	793,832	1,765,673	595,576	(2,361,249)	793,832
Noncontrolling interest	45,029	—	45,029	(45,029)	45,029
Total members' equity	838,861	1,765,673	640,605	(2,406,278)	838,861
Total liabilities and members' equity	$2,471,027	$1,841,226	$1,676,734	$(2,890,044)	$3,098,943

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2011 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$(2,420)	$49,354	$46,728	$—	$93,662
Restricted cash	1,562	50	393	—	2,005
Receivables, net	876	14,295	14,434	—	29,605
Intercompany receivables	—	50,090	—	(50,090)	—
Inventories	9	5,453	3,682	—	9,144
Prepaid gaming tax	—	9,520	8,660	—	18,180
Prepaid expenses and other current assets	3,139	4,553	4,009	—	11,701
Total current assets	3,166	133,315	77,906	(50,090)	164,297

Property and equipment, net	47,715	1,335,042	863,308	—	2,246,065
Goodwill	1,234	177,820	16,078	—	195,132
Intangible assets, net	1,000	61,311	151,781	—	214,092
Land held for development	—	—	227,857	—	227,857
Investments in joint ventures	—	—	10,157	—	10,157
Native American development costs	—	—	70,516	—	70,516
Investments in subsidiaries	2,302,071	—	—	(2,302,071)	—
Other assets, net	7,283	12,782	30,168	—	50,233
Total assets	$2,362,469	$1,720,270	$1,447,771	$(2,352,161)	$3,178,349

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEETS (continued) DECEMBER 31, 2011 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Current portion of long-term debt	$11,027	$245	$5,108	$—	$16,380
Accounts payable	533	9,678	7,029	—	17,240
Accrued interest payable	1,643	—	1,215	—	2,858
Accrued expenses and other current liabilities	8,928	45,427	37,807	—	92,162
Intercompany payables	43,588	—	6,502	(50,090)	—
Total current liabilities	65,719	55,350	57,661	(50,090)	128,640

Long-term debt, less current portion	1,440,973	2,085	735,789	—	2,178,847
Deficit investments in joint ventures	—	—	2,318	—	2,318
Interest rate swaps and other long-term liabilities, net	13,301	—	12,767	—	26,068
Total liabilities	1,519,993	57,435	808,535	(50,090)	2,335,873

Members' equity:
Total Station Casinos LLC members' equity	799,677	1,662,835	596,437	(2,259,272)	799,677
Noncontrolling interest	42,799	—	42,799	(42,799)	42,799
Total members' equity	842,476	1,662,835	639,236	(2,302,071)	842,476
Total liabilities and members' equity	$2,362,469	$1,720,270	$1,447,771	$(2,352,161)	$3,178,349

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$474,360	$411,269	$—	$885,629
Food and beverage	—	137,966	99,804	—	237,770
Room	—	69,966	36,382	—	106,348
Other	38	33,873	35,967	—	69,878
Management fees	—	—	29,874	—	29,874
Gross revenues	38	716,165	613,296	—	1,329,499
Promotional allowances	—	(55,750)	(44,273)	—	(100,023)
Net revenues	38	660,415	569,023	—	1,229,476

Operating costs and expenses:
Casino	—	188,375	166,824	—	355,199
Food and beverage	—	93,406	67,761	—	161,167
Room	—	27,313	15,793	—	43,106
Other	—	12,528	14,613	—	27,141
Selling, general and administrative	35	143,201	149,820	—	293,056
Development and preopening	90	7	214	—	311
Depreciation and amortization	3,161	67,938	61,071	—	132,170
Management fee expense	—	24,248	20,343	—	44,591
Impairment of intangible assets and other assets	—	—	12,973	—	12,973
Write-downs and other charges, net	6,020	1,564	2,833	—	10,417
	9,306	558,580	512,245	—	1,080,131

Operating (loss) income	(9,268)	101,835	56,778	—	149,345
Earnings from subsidiaries	148,355	—	—	(148,355)	—
Earnings from joint ventures	—	—	1,773	—	1,773
Operating (loss) income and earnings from subsidiaries and joint ventures	139,087	101,835	58,551	(148,355)	151,118

Other (expense) income:
Interest expense, net	(127,260)	(127)	(62,118)	—	(189,505)
Loss on debt extinguishment	—	—	(51,796)	—	(51,796)
Gain on Native American development	—	—	102,816	—	102,816
Change in fair value of derivative instruments	(115)	—	(806)	—	(921)
Net income	11,712	101,708	46,647	(148,355)	11,712
Less: net loss attributable to noncontrolling interest	(1,606)	—	(1,606)	1,606	(1,606)
Net income attributable to Station Casinos LLC members	$13,318	$101,708	$48,253	$(149,961)	$13,318

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE PERIOD FROM JUNE 17, 2011 THROUGH DECEMBER 31, 2011 (amounts in thousands)

	Successor
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$244,448	$208,503	$—	$452,951
Food and beverage	—	70,296	49,439	—	119,735
Room	—	35,818	19,106	—	54,924
Other	28	19,577	20,053	—	39,658
Management fees	—	—	13,482	—	13,482
Gross revenues	28	370,139	310,583	—	680,750
Promotional allowances	—	(29,378)	(21,973)	—	(51,351)
Net revenues	28	340,761	288,610	—	629,399

Operating costs and expenses:
Casino	—	94,352	83,914	—	178,266
Food and beverage	—	52,917	36,062	—	88,979
Room	—	14,357	8,046	—	22,403
Other	—	8,085	8,811	—	16,896
Selling, general and administrative	2	78,477	76,164	—	154,643
Development and preopening	74	141	503	—	718
Depreciation and amortization	1,274	35,367	30,382	—	67,023
Management fee expense	—	12,056	9,763	—	21,819
Impairment of intangible assets and other assets	—	—	2,100	—	2,100
Write-downs and other charges, net	554	2,321	1,166	—	4,041
	1,904	298,073	256,911	—	556,888

Operating (loss) income	(1,876)	42,688	31,699	—	72,511
Earnings from subsidiaries	47,396	—	—	(47,396)	—
Losses from joint ventures	—	—	(1,533)	—	(1,533)
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	45,520	42,688	30,166	(47,396)	70,978

Other (expense) income:
Interest expense, net	(65,658)	(93)	(26,548)	—	(92,299)
Gain on early retirement of debt	—	—	1,183	—	1,183
Net (loss) income	(20,138)	42,595	4,801	(47,396)	(20,138)
Less: net income attributable to noncontrolling interest	4,955	—	4,955	(4,955)	4,955
Net (loss) income attributable to Station Casinos LLC members	$(25,093)	$42,595	$(154)	$(42,441)	$(25,093)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE PERIOD FROM JANUARY 1, 2011 THROUGH JUNE 16, 2011 (amounts in thousands)

	Predecessors
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$214,332	$125,371	$—	$339,703
Food and beverage	—	61,754	23,682	—	85,436
Room	—	29,790	6,536	—	36,326
Other	19	14,902	13,151	—	28,072
Management fees	11,588	—	10,765	(11,588)	10,765
Gross revenues	11,607	320,778	179,505	(11,588)	500,302
Promotional allowances	—	(24,993)	(10,612)	—	(35,605)
Net revenues	11,607	295,785	168,893	(11,588)	464,697

Operating costs and expenses:
Casino	—	86,356	49,681	—	136,037
Food and beverage	—	43,188	17,529	—	60,717
Room	—	11,678	3,859	—	15,537
Other	—	5,449	5,373	—	10,822
Selling, general and administrative	72	64,419	45,809	—	110,300
Corporate	15,937	—	(119)	—	15,818
Development and preopening	458	492	802	—	1,752
Depreciation and amortization	3,822	42,237	15,103	—	61,162
Management fee expense	—	7,048	4,540	(11,588)	—
Write-downs and other charges, net	595	2,717	641	—	3,953
	20,884	263,584	143,218	(11,588)	416,098

Operating (loss) income	(9,277)	32,201	25,675	—	48,599
Earnings from subsidiaries	398,816	—	—	(398,816)	—
Losses from joint ventures	—	—	(945)	—	(945)
Gain on dissolution of joint venture	—	—	250	—	250
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	389,539	32,201	24,980	(398,816)	47,904
Other (expense) income:
Interest expense, net	(24,628)	(14,504)	(4,162)	—	(43,294)
Interest and other expense from joint ventures	—	—	(15,452)	—	(15,452)
Change in fair value of derivative instruments	397	—	—	—	397
	(24,231)	(14,504)	(19,614)	—	(58,349)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE PERIOD FROM JANUARY 1, 2011 THROUGH JUNE 16, 2011 (amounts in thousands)

	Predecessors
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Income (loss) before income taxes and reorganization items	365,308	17,697	5,366	(398,816)	(10,445)
Reorganization items, net	2,883,312	1,514,225	(1,137,542)	—	3,259,995
Income (loss) before income taxes	3,248,620	1,531,922	(1,132,176)	(398,816)	3,249,550
Income tax benefit (expense)	108,854	(2,902)	1,972	—	107,924
Net income (loss)	3,357,474	1,529,020	(1,130,204)	(398,816)	3,357,474
Less: net income attributable to noncontrolling interest	24,321	—	24,321	(24,321)	24,321
Net income (loss) attributable to Station Casinos, Inc. stockholders/Green Valley Ranch Gaming, LLC members	$3,333,153	$1,529,020	$(1,154,525)	$(374,495)	$3,333,153

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010 (amounts in thousands)

	Predecessors
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$435,619	$263,782	$—	$699,401
Food and beverage	—	116,335	46,880	—	163,215
Room	—	60,349	13,105	—	73,454
Other	171	29,711	29,204	—	59,086
Management fees	23,452	—	22,394	(23,452)	22,394
Gross revenues	23,623	642,014	375,365	(23,452)	1,017,550
Promotional allowances	—	(50,354)	(22,241)	—	(72,595)
Net revenues	23,623	591,660	353,124	(23,452)	944,955

Operating costs and expenses:
Casino	—	181,544	107,624	—	289,168
Food and beverage	—	74,829	32,482	—	107,311
Room	—	24,791	7,530	—	32,321
Other	—	10,363	9,616	—	19,979
Selling, general and administrative	(1,342)	127,870	92,951	—	219,479
Corporate	34,205	—	694	—	34,899
Development and preopening	5,119	177	10,976	—	16,272
Depreciation and amortization	8,886	93,464	50,966	—	153,316
Management fee expense	—	14,122	9,330	(23,452)	—
Impairment of goodwill	—	14,100	46,286	—	60,386
Impairment of intangible assets and other assets	683	269	200,682	—	201,634
Write-downs and other charges, net	16,610	1,452	1,183	—	19,245
	64,161	542,981	570,320	(23,452)	1,154,010

Operating (loss) income	(40,538)	48,679	(217,196)	—	(209,055)
Losses from subsidiaries	(323,868)	—	—	323,868	—
Losses from joint ventures	—	—	(248,495)	—	(248,495)
Gain on dissolution of joint venture	—	—	124,193	—	124,193
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	(364,406)	48,679	(341,498)	323,868	(333,357)
Other expense:
Interest expense, net	(56,732)	(32,830)	(15,020)	—	(104,582)
Interest and other expense from joint ventures	—	—	(66,709)	—	(66,709)
Change in fair value of derivative instruments	—	(42)	—	—	(42)
	(56,732)	(32,872)	(81,729)	—	(171,333)
(Loss) income before income taxes and reorganization items	(421,138)	15,807	(423,227)	323,868	(504,690)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010 (amounts in thousands)

	Predecessors
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Reorganization items, net	(46,781)	(34,760)	(1,207)	—	(82,748)
Loss before income taxes	(467,919)	(18,953)	(424,434)	323,868	(587,438)
Income tax (expense) benefit	(97,523)	6,400	113,119	—	21,996
Net loss	(565,442)	(12,553)	(311,315)	323,868	(565,442)
Less: net loss attributable to noncontrolling interest	(1,673)	—	(1,673)	1,673	(1,673)
Net loss attributable to Station Casinos, Inc. stockholders/Green Valley Ranch Gaming, LLC members	$(563,769)	$(12,553)	$(309,642)	$322,195	$(563,769)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$11,712	$101,708	$46,647	$(148,355)	$11,712
Other comprehensive income:
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(18,918)	—	(5,184)	5,184	(18,918)
Less: Reclassification of unrealized loss on interest rate swaps into income	13,187	—	4,411	(4,411)	13,187
Unrealized loss on interest rate swaps, net	(5,731)	—	(773)	773	(5,731)
Unrealized gain on available–for–sale securities	213	—	—	—	213
Comprehensive income	6,194	101,708	45,874	(147,582)	6,194
Less: comprehensive loss attributable to noncontrolling interests	(1,606)	—	(1,606)	1,606	(1,606)
Comprehensive income attributable to Station Casinos LLC members	$7,800	$101,708	$47,480	$(149,188)	$7,800

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE PERIOD FROM JUNE 17, 2011 THROUGH DECEMBER 31, 2011 (amounts in thousands)

	Successor
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(20,138)	$42,595	$4,801	$(47,396)	$(20,138)
Other comprehensive (loss) income:
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(25,546)	—	(8,450)	8,450	(25,546)
Less: Reclassification of unrealized loss on interest rate swaps into income	5,499	—	1,704	(1,704)	5,499
Unrealized loss on interest rate swaps, net	(20,047)	—	(6,746)	6,746	(20,047)
Unrealized loss on available–for–sale securities	(107)	—	—	—	(107)
Comprehensive (loss) income	(40,292)	42,595	(1,945)	(40,650)	(40,292)
Less: comprehensive income attributable to noncontrolling interests	4,955	—	4,955	(4,955)	4,955
Comprehensive (loss) income attributable to Station Casinos LLC members	$(45,247)	$42,595	$(6,900)	$(35,695)	$(45,247)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE PERIOD FROM JANUARY 1, 2011 THROUGH JUNE 16, 2011 (amounts in thousands)

	Predecessors
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$3,357,474	$1,529,020	$(1,130,204)	$(398,816)	$3,357,474
Other comprehensive income (loss):
Unrealized loss on available–for–sale securities, net of tax	25	—	—	—	25
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	(19)	—	—	—	(19)
Comprehensive income (loss)	3,357,480	1,529,020	(1,130,204)	(398,816)	3,357,480
Less: comprehensive income attributable to noncontrolling interests	24,321	—	24,321	(24,321)	24,321
Comprehensive income (loss) attributable to Station Casinos, Inc. stockholders	$3,333,159	$1,529,020	$(1,154,525)	$(374,495)	$3,333,159

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2010 (amounts in thousands)

	Predecessors
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(565,442)	$(12,553)	$(311,315)	$323,868	$(565,442)
Other comprehensive income (loss):
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	—	—	—	—	—
Less: Reclassification of unrealized gain on interest rate swaps into operations	1,985	—	1,985	(1,985)	1,985
Unrealized gain on interest rate swaps, net	1,985	—	1,985	(1,985)	1,985
Unrealized loss on available–for–sale securities, net of tax	(80)	—	—	—	(80)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	(940)	—	—	—	(940)
Comprehensive loss	(564,477)	(12,553)	(309,330)	321,883	(564,477)
Less: comprehensive loss attributable to noncontrolling interests	(1,673)	—	(1,673)	1,673	(1,673)
Comprehensive loss attributable to Station Casinos, Inc. stockholders	$(562,804)	$(12,553)	$(307,657)	$320,210	$(562,804)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$11,712	$101,708	$46,647	$(148,355)	$11,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,161	67,938	61,071	—	132,170
Change in fair value of derivative instruments	—	—	921	—	921
Provision for doubtful accounts	—	11	1,594	—	1,605
Write–downs and other charges, net	(11)	419	63	—	471
Impairment of intangible assets and other assets	—	—	12,973	—	12,973
Earnings from subsidiaries	(148,355)	—	—	148,355	—
Amortization of debt discount and debt issuance costs	51,030	—	19,230	—	70,260
Interest – paid in kind	—	—	4,106	—	4,106
Share–based compensation expense	—	1,131	1,534	—	2,665
Earnings from joint ventures	—	—	(1,773)	—	(1,773)
Distributions from joint ventures	—	—	1,847	—	1,847
Gain on Native American development	—	—	(102,816)	—	(102,816)
Loss on extinguishment of debt	—	—	51,796	—	51,796
Changes in assets and liabilities:
Restricted cash	(9)	—	34	—	25
Receivables, net	(12)	(191)	(2,705)	—	(2,908)
Inventories and prepaid expenses	289	2,704	600	—	3,593
Accounts payable	359	1,377	2,505	—	4,241
Accrued interest payable	3,532	—	1,526	—	5,058
Accrued expenses and other current liabilities	(769)	6,338	3,295	—	8,864
Intercompany receivables and payables	147,218	(147,325)	107	—	—
Other, net	134	(142)	1,822	—	1,814
Net cash provided by operating activities	68,279	33,968	104,377	—	206,624

Cash flows from investing activities:
Capital expenditures, net of related payables	(1,839)	(28,654)	(31,484)	—	(61,977)
Proceeds from sale of property and equipment	13	60	835	—	908
Acquisition of Fertitta Interactive	—	—	(7,741)	—	(7,741)
Distributions in excess of earnings from joint ventures	—	—	492	—	492
Distributions from subsidiaries	59,525	—	—	(59,525)	—
Proceeds from repayment of Native American development costs	—	—	195,779	—	195,779
Native American development costs	—	—	(19,882)	—	(19,882)
Other, net	(45)	(211)	(5,851)	—	(6,107)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued) FOR THE YEAR ENDED DECEMBER 31, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) investing activities	57,654	(28,805)	132,148	(59,525)	101,472

Cash flows from financing activities:
Borrowings under credit agreements with original maturities greater than three months	97,000	—	574,687	—	671,687
Payments under credit agreements with original maturities of three months or less, net	(3,400)	—	(7,800)	—	(11,200)
Payments under credit agreements with original maturities greater than three months	(190,110)	—	(690,501)	—	(880,611)
Cash paid for early extinguishment of debt	—	—	(9,882)	—	(9,882)
Distributions to members and noncontrolling interests	(9,240)	—	(70,827)	59,525	(20,542)
Deemed distribution	(12,638)	—	—	—	(12,638)
Debt issuance costs	(758)	—	(15,663)	—	(16,421)
Payments on other debt	(1,526)	(244)	(117)	—	(1,887)
Capital contributions from noncontrolling interests	—	—	8,616	—	8,616
Net cash used in financing activities	(120,672)	(244)	(211,487)	59,525	(272,878)
Cash and cash equivalents:
Increase in cash and cash equivalents	5,261	4,919	25,038	—	35,218
Balance, beginning of period	(2,420)	49,354	46,728	—	93,662
Balance, end of period	$2,841	$54,273	$71,766	$—	$128,880

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$72,586	$160	$36,129	$—	$108,875
Non-cash investing and financing activities:
Change in property and equipment included in accrued expenses and other current liabilities	$—	$10,648	$11,635	$—	$22,283
Equity issued to noncontrolling interests in Fertitta Interactive in settlement of notes payable	$—	$—	$8,148	$—	$8,148

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM JUNE 17, 2011 THROUGH DECEMBER 31, 2011 (amounts in thousands)

	Successor
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(20,138)	$42,595	$4,801	$(47,396)	$(20,138)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,274	35,367	30,382	—	67,023
Provision (recovery) for doubtful accounts	—	(127)	532	—	405
Write–downs and other charges, net	554	1,913	779	—	3,246
Impairment of intangible assets and other assets	—	—	2,100	—	2,100
Earnings from subsidiaries	(47,396)	—	—	47,396	—
Amortization of debt discount and debt issuance costs	30,878	—	8,467	—	39,345
Interest – paid in kind	—	—	2,138	—	2,138
Earnings from joint ventures	—	—	1,533	—	1,533
Gain on extinguishment of debt	—	—	(1,183)	—	(1,183)
Changes in assets and liabilities:
Restricted cash	28,417	—	5,716	—	34,133
Receivables, net	89	821	(4,600)	—	(3,690)
Inventories and prepaid expenses	(2,111)	(2,264)	(1,952)	—	(6,327)
Accounts payable	(4,776)	(7,289)	(9,907)	—	(21,972)
Accrued interest payable	1,643	7	1,138	—	2,788
Accrued expenses and other current liabilities	(32,632)	4,354	(7,050)	—	(35,328)
Intercompany receivables and payables	49,360	(58,197)	8,837	—	—
Other, net	(1,091)	828	675	—	412
Net cash provided by operating activities	4,071	18,008	42,406	—	64,485

Cash flows from investing activities:
Capital expenditures, net of related payables	2,018	(16,992)	(11,951)	—	(26,925)
Proceeds from sale of property and equipment	—	117	128	—	245
Distributions in excess of earnings from joint ventures	—	—	882	—	882
Distributions from subsidiaries	1,024	—	—	(1,024)	—
Proceeds from repayment of Native American development costs	—	—	32,305	—	32,305
Native American development costs	—	—	(4,873)	—	(4,873)
Other, net	—	67	(2,540)	—	(2,473)
Net cash provided by (used in) investing activities	3,042	(16,808)	13,951	(1,024)	(839)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS (continued) FOR THE PERIOD FROM JUNE 17, 2011 THROUGH DECEMBER 31, 2011 (amounts in thousands)

	Successor
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from financing activities:
Borrowings under credit agreements with original maturities of three months or less, net	8,400	—	7,800	—	16,200
Payments under credit agreements with original maturities greater than three months	(23,246)	—	(62,603)	—	(85,849)
Distributions to members and noncontrolling interests	(56)	—	(6,731)	1,024	(5,763)
Debt issuance costs	(386)	—	(81)	—	(467)
Payments on other debt	(769)	(116)	(4,575)	—	(5,460)
Net cash used in financing activities	(16,057)	(116)	(66,190)	1,024	(81,339)
Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(8,944)	1,084	(9,833)	—	(17,693)
Balance, beginning of period	6,524	48,270	56,561	—	111,355
Balance, end of period	$(2,420)	$49,354	$46,728	$—	$93,662

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$33,181	$43	$18,623	$—	$51,847

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM JANUARY 1, 2011 THROUGH JUNE 16, 2011 (amounts in thousands)

	Predecessors
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$3,357,474	$1,529,020	$(1,130,204)	$(398,816)	$3,357,474
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,822	42,237	15,103	—	61,162
Change in fair value of derivative instruments	(397)	—	—	—	(397)
Provision for doubtful accounts	—	761	786	—	1,547
Write–downs and other charges, net	633	2,206	510	—	3,349
Earnings from subsidiaries	(398,816)	—	—	398,816	—
Amortization of debt discount and debt issuance costs	—	—	196	—	196
Share–based compensation expense	6,224	—	—	—	6,224
Losses from joint ventures	—	—	16,397	—	16,397
Gain on dissolution of joint ventures	—	—	(250)	—	(250)
Reorganization items, net	(2,883,312)	(1,514,225)	1,137,542	—	(3,259,995)
Changes in assets and liabilities:
Restricted cash	(341)	(52,437)	41,822	—	(10,956)
Receivables, net	11,733	1,156	(108)	—	12,781
Inventories and prepaid expenses	2,050	2,483	8,839	—	13,372
Deferred income tax	(102,447)	—	(12,531)	—	(114,978)
Accounts payable	(7,652)	10,489	20,184	—	23,021
Accrued interest payable	(2,873)	797	8,545	—	6,469
Accrued expenses and other current liabilities	(11,002)	(1,527)	30,949	—	18,420
Intercompany receivables and payables	(4,863)	4,395	468	—	—
Other, net	30,361	(5,827)	8,181	—	32,715
Net cash provided by operating activities before reorganization items	594	19,528	146,429	—	166,551
Net cash used for reorganization items	(1,944,870)	—	(626,397)	—	(2,571,267)
Net cash (used in) provided by operating activities	(1,944,276)	19,528	(479,968)	—	(2,404,716)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS (continued) FOR THE PERIOD FROM JANUARY 1, 2011 THROUGH JUNE 16, 2011 (amounts in thousands)

	Predecessors
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from investing activities:
Capital expenditures, net of related payables	(5,658)	(7,336)	(2,104)	—	(15,098)
Proceeds from sale of property and equipment	1	22	177	—	200
Distributions in excess of earnings from joint ventures	—	—	2,042	—	2,042
Native American development costs	—	—	(2,231)	—	(2,231)
Other, net	17,872	(13,327)	(8,099)	—	(3,554)
Net cash provided by (used in) investing activities	12,215	(20,641)	(10,215)	—	(18,641)
Cash flows from financing activities:
Borrowings under Successor credit agreements with original maturities greater than three months	1,660,000	—	435,704	—	2,095,704
Payments under STN Term Loan with original maturities greater than three months	(625)	—	—	—	(625)
Debt issuance costs	(1,619)	—	—	—	(1,619)
Payments on other debt	(6)	(115)	(765)	—	(886)
Proceeds from issuance of voting and non-voting units	279,000	—	—	—	279,000
Net cash provided by (used in) financing activities	1,936,750	(115)	434,939	—	2,371,574
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	4,689	(1,228)	(55,244)	—	(51,783)
Balance, beginning of period	1,835	49,498	111,805	—	163,138
Balance, end of period	$6,524	$48,270	$56,561	$—	$111,355

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$16,715	$16,241	$2,639	$—	$35,595

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2010 (amounts in thousands)

	Predecessors
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(565,442)	$(12,553)	$(311,315)	$323,868	$(565,442)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,886	93,464	50,966	—	153,316
Change in fair value of derivative instruments	—	42	—	—	42
Impairment of goodwill	—	14,100	46,286	—	60,386
Impairment of intangible assets and other assets	683	269	200,682	—	201,634
Provision for doubtful accounts	170	804	378	—	1,352
Write–downs and other charges, net	9,092	317	51	—	9,460
Earnings from subsidiaries	323,868	—	—	(323,868)	—
Amortization of debt discount and debt issuance costs	—	—	1,955	—	1,955
Share–based compensation	13,381	—	—	—	13,381
Losses from joint ventures	—	—	315,204	—	315,204
Gain on dissolution of joint ventures	—	—	(124,193)	—	(124,193)
Reorganization items, net	46,781	34,760	1,207	—	82,748
Changes in assets and liabilities:
Restricted cash	(1,548)	(95,900)	(21,526)	—	(118,974)
Receivables, net	9,311	5,617	9,492	—	24,420
Inventories and prepaid expenses	50	4,421	52	—	4,523
Deferred income tax	(71,758)	48,625	5,871	—	(17,262)
Accounts payable	(30)	(3,482)	(1,133)	—	(4,645)
Accrued interest payable	761	25	20,562	—	21,348
Accrued expenses and other current liabilities	97,392	(2,285)	(94,409)	—	698
Intercompany receivables and payables	(117,507)	(45,513)	163,020	—	—
Other, net	1,268	(146)	17,169	—	18,291
Net cash (used in) provided by operating activities before reorganization items	(244,642)	42,565	280,319	—	78,242
Net cash used for reorganization items	(57,962)	(23,735)	(1,111)	—	(82,808)
Net cash (used in) provided by operating activities	(302,604)	18,830	279,208	—	(4,566)
Cash flows from investing activities:
Capital expenditures, net of related payables	(8,692)	(21,813)	(4,250)	—	(34,755)
Proceeds from sale of property and equipment	—	232	639	—	871
Investments in joint ventures	—	—	(3,509)	—	(3,509)
Loans under DIP financing	—	—	(307,382)	307,382	—

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS (continued) FOR THE YEAR ENDED DECEMBER 31, 2010 (amounts in thousands)

	Predecessors
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Distributions from subsidiaries, net of investments	3,312	—	—	(3,312)	—
Distributions in excess of earnings from joint ventures	—	—	6,112	—	6,112
Native American development costs	—	—	(16,007)	—	(16,007)
Proceeds from repayment of Native American development costs	—	—	42,806	—	42,806
Other, net	(19)	327	(10,795)	—	(10,487)
Net cash used in investing activities	(5,399)	(21,254)	(292,386)	304,070	(14,969)
Cash flows from financing activities:
Borrowings under DIP financing	307,382	—	—	(307,382)	—
Borrowings under STN Term Loan with original maturities greater than three months	2,870	—	—	—	2,870
Payments under STN Term Loan with original maturities greater than three months	(2,500)	—	—	—	(2,500)
Distribution to Station Casinos, Inc.	—	—	(3,312)	3,312	—
Payments on other debt	(10)	(221)	(442)	—	(673)
Net cash provided by (used in) financing activities	307,742	(221)	(3,754)	(304,070)	(303)
Cash and cash equivalents:
Decrease in cash and cash equivalents	(261)	(2,645)	(16,932)	—	(19,838)
Balance, beginning of period	2,096	52,143	128,737	—	182,976
Balance, end of period	$1,835	$49,498	$111,805	$—	$163,138

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$42,707	$33,089	$1,220	$—	$77,016

24.    Subsequent Event — Refinancing Transactions

In March 2013, the Company completed a series of transactions to refinance certain pieces of its outstanding indebtedness as described below.

Tender Offer

On February 14, 2013, the Company commenced a cash tender offer and consent solicitation for any and all of its Senior Notes pursuant to which the Company offered to purchase the Senior Notes at a purchase price of $991.50 in cash, plus a $10.00 consent payment, per $1,000 in principal amount (the “Tender Offer”). The Tender Offer was completed, and the Company repurchased all of the Senior Notes on March 1, 2013.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.50% Senior Notes

In March 2013, the Company issued, in a private offering, $500 million aggregate principal amount of 7.50% senior notes due March 1, 2021(the "7.50% Senior Notes") pursuant to an indenture, dated as of March 1, 2013 (the "7.50% Senior Notes Indenture"), among the Company, the guarantors party thereto (the "Guarantors") and Wells Fargo Bank, National Association, as trustee. Interest is due March 1 and September 1 of each year commencing September 1, 2013. On or after March 1, 2016, the Company may redeem the 7.50% Senior Notes, in whole or in part, at the redemption prices specified in the 7.50% Senior Notes Indenture. Prior to March 1, 2016, the Company may redeem the 7.50% Senior Notes plus accrued and unpaid interest, plus a make-whole premium. Prior to March 1, 2016, we are also entitled to redeem up to 35% of the original aggregate principal amount of the 7.50% Senior Notes with proceeds of certain equity financings at the redemption prices specified in the 7.50% Senior Notes Indenture.

On or after March 1, 2016, the Company may redeem all or a portion of the 7.50% Senior Notes upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, on the 7.50% Senior Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on March 1 of the years indicated below:

Year	Percentage
2016	105.625%
2017	103.750%
2018	101.875%
2019 and thereafter	100.000%

If the Company experiences certain change of control events (as defined in the indenture), the Company must offer to repurchase the 7.50% Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount of 7.50% Senior Notes plus accrued and unpaid interest thereon to the date of repurchase.

The indenture contains certain customary covenants limiting, among other things, the Company's ability and the ability of its subsidiaries (other than its unrestricted subsidiaries) to incur or guarantee additional debt, create liens, transfer and sell assets, merge consolidate, or sell, transfer or otherwise dispose of all or substantially all of the Company's assets, enter into certain transactions with affiliates, engage in lines of business other than its core business and related businesses; and creates restrictions on dividends or distributions (other than customary tax distributions) or other payments by the Company and its restricted subsidiaries. These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 7.50% Senior Notes to be declared due and payable.

The net proceeds of this issue, together with borrowings under the new $1,625.0 million term loan and $350.0 million revolving credit facility (described below) and cash on hand, were used to (i) redeem all of our outstanding Senior Notes due 2018, (ii) repay all amounts outstanding under the $931.3 million Propco Credit Agreement, (iii) repay all amounts outstanding under the $575.0 million Opco Credit Agreement, and (iv) pay fees and expenses associated with such refinancings.

New Credit Facility

On March 1, 2013, the Company entered into a new credit facility, which includes a $1,625.0 million term loan facility (the “Term Loan Facility”) and a $350.0 million revolving credit facility (the “Revolving Credit Facility”) (together the “New Credit Facility”).

The Term Loan Facility is fully drawn and will mature on March 1, 2020. Subject to the satisfaction of the conditions to borrowing set forth therein, amounts may be borrowed under the Revolving Credit Facility, which shall be fully available at any time prior to maturity on March 1, 2018. At the Company's option, the Company has the right to increase its borrowings under the New Credit Facility in an aggregate total principal amount not to exceed the greater of (a) $350.0 million and (b) an unlimited amount (subject to certain conditions and pro forma first lien leverage of less than or equal to 4.50x).

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The interest rates under the Revolving Credit Facility are at the Company's option, either (i) LIBOR plus up to 3.50%, or (ii) a base rate plus up to 2.50%. The interest rates under the Term Loan Facility are at the Company's option, either (i) LIBOR plus 4.00%, or (ii) a base rate plus 3.00%; provided, however, that in no event will LIBOR be less than 1.00% over the term of the Term Loan Facility. Additionally, the Company will be subject to fees of 0.50% per annum on the unused portion of the Revolving Credit Facility.

All of the Company's obligations under the New Credit Facility are guaranteed by the Guarantors. The New Credit Facility is secured by substantially all of the Company's current and future personal property assets and substantially all current and future personal property assets of the Guarantors and mortgages on the real property and improvements owned or leased by the following subsidiaries: NP Boulder LLC, NP Lake Mead LLC, NP Fiesta LLC, NP Palace LLC, NP Red Rock LLC, NP Santa Fe LLC, NP Sunset LLC, NP Texas LLC, and Station GVR Acquisition, LLC and certain after-acquired real property based on thresholds. The New Credit Facility is also secured by a pledge of all the Company's equity.

The Company will be required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the sum of the original principal amount and the aggregate amount of any increased commitments under the Term Loan Facility beginning on June 30, 2013. In addition to the scheduled principal amortization payments on the Term Loan Facility, the Company will be required to make certain mandatory prepayments on the Term Loan Facility with a portion of its excess cash flow as follows: (A)(i) 50% of excess cash flow so long as no default has occurred and its total leverage ratio is above 4.50 to 1.00 or a default has occurred and is continuing, (ii) 25% of excess cash flow so long as no default has occurred and its total leverage ratio is less than or equal to 4.50 to 1.00, or (iii) 0.0% of excess cash flow so long as no default has occurred and its total leverage ratio is less than or equal to 3.50 to 1.00 and (B) 100% of all net cash proceeds of asset sales or other dispositions, the issuance or incurrence of additional debt, and receipt of insurance proceeds and condemnation awards, in each case subject to certain customary carve-outs and reinvestment provisions.

The Company must pay a premium if it prepays the Term Loan Facility prior to March 1, 2014. On or after March 1, 2014, the Company may, at its option, prepay the Term Loan Facility at par. On March 1, 2013, the Company entered into agreements (i) modifying its existing interest rate swap to incorporate certain terms from the New Credit Facility and (ii) assuming and modifying an existing interest rate swap under the Opco Credit Agreement.

The credit agreement governing the New Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the Company's ability and the ability of the Guarantors to incur additional indebtedness or become a guarantor; create liens on collateral; engage in mergers, consolidations or asset dispositions; make distributions (as described below); make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries or make capital expenditures. The credit agreement governing the New Credit Facility also includes requirements that the Company maintain a maximum total leverage ratio ranging from 8.00 to 1.00 in 2013 to 5.50 to 1.00 in 2017 and a minimum interest coverage ratio ranging from 2.00 to 1.00 in 2013 to 3.00 to 1.00 in 2017, and a minimum interest coverage ratio, provided that a default of the financial ratio covenants shall only become an event of default under the Term Loan Facility if the lenders providing the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants.

The credit agreement governing the New Credit Facility contains a number of customary events of default (subject to grace periods and cure rights). If any event of default occurs, the lenders under the New Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor.

25.    Quarterly Financial Information (Unaudited)
The following tables present the Company's quarterly results of operations (amounts in thousands):

Successor

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Station Casinos LLC
Net revenues	$318,199	$312,339	$295,788	$303,150
Operating income	57,995	49,450	7,395	34,505
Net income (loss)	8,920	7,139	5,512	(9,859)
Net income (loss) attributable to Station Casinos LLC members	6,834	6,547	7,799	(7,862)

	Period From June 17, 2011 Through December 31, 2011
	June 17, 2011 through June 30, 2011	Third Quarter	Fourth Quarter
Station Casinos LLC
Net revenues	$43,549	$282,398	$303,452
Operating income	5,136	26,440	40,935
Net loss	(1,443)	(18,370)	(325)
Net loss attributable to Station Casinos LLC members	(1,747)	(19,164)	(4,182)

Predecessors

	Period From January 1, 2011 Through June 16, 2011
	First Quarter	April 1, 2011 through June 16, 2011
Station Casinos, Inc.
Net revenues	$247,727	$216,970
Operating income	28,027	20,572
(Loss) income before income taxes	(15,249)	3,264,799
Net (loss) income	(10,026)	3,367,500
Net (loss) income attributable to Station Casinos, Inc. stockholders	(11,826)	3,344,979
Green Valley Ranch Gaming, LLC
Net revenues	$45,770	$38,282
Operating income	6,775	5,172
Net (loss) income	(14,694)	641,058
______________________________________
Results for the year ended December 31, 2012 includes results of operations of Fertitta Interactive for periods subsequent to April 30, 2012. Results of operations for the second and third quarters of 2012 have been retrospectively adjusted to reflect the combined results of the Company and Fertitta Interactive. See Note 2 for additional information.
STN's results of operations for the first quarter of 2011 include reorganization items, net of $9.6 million related to the Chapter 11 Case.
STN and GVR Predecessor's results for the period from April 1, 2011 through June 16, 2011 include net gains of $3.3 billion and $657.7 million, respectively, related to the consummation of their respective plans of reorganization. These net gains include gains of $4.1 billion and $591.0 million, respectively, on discharge of liabilities subject to compromise, and fresh-start reporting adjustments, net, of $(789.5) million and $66.7 million, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
As of the end of the period covered by this Annual Report on Form 10-K, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2012, the Company's internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2012, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Managers consist of up to eight members designated as follows: (i) up to three individuals designated by FI Station Investor and its affiliates (the "Fertitta Directors"); (ii) up to two individuals designated by German American Capital Corporation (the "Lender Directors"); and (iii)  up to two individuals that qualify as "independent" based upon the listing standards of the New York Stock Exchange ("NYSE") designated by the Fertitta Directors, subject to the approval of the Lender Directors.
Set forth below are the names, ages, positions and biographical information of our managers and executive officers.

Name	Age	Position
Frank J. Fertitta III (*)	51	Manager and Chief Executive Officer
Stephen L. Cavallaro	55	President
Marc J. Falcone	40	Executive Vice President, Chief Financial Officer and Treasurer
Richard J. Haskins	49	Executive Vice President, General Counsel and Secretary
Kevin L. Kelley (**)	55	Executive Vice President and Chief Operating Officer
Scott M Nielson	55	Executive Vice President and Chief Development Officer
Lorenzo J. Fertitta (*)	44	Manager
Robert A. Cashell, Jr.	47	Manager
James E. Nave, D.V.M.	68	Manager
Robert E. Lewis	67	Manager
_______________________________________________

(*) Frank J. Fertitta III and Lorenzo J. Fertitta are brothers.
(**) Kevin L. Kelley is Frank J. Fertitta III's brother-in-law.
Set forth below is a description of the backgrounds, including business experience, for each of our managers and executive officers.
Frank J. Fertitta III.  Mr. Fertitta has been the Chief Executive Officer of Fertitta Entertainment since April 2011, the Chief Executive Officer of the Company since January 2011, and a member of the Company's Board of Managers since June 2011. Mr. Fertitta also served as the Company's President from January 2011 to October 2012. Mr. Fertitta served as Chairman of the Board of STN from February 1993, Chief Executive Officer of STN from July 1992 and President of STN from July 2008, in each case through June 17, 2011,  Mr. Fertitta also served as President of STN from 1989 until July 2000. He has held senior management positions since 1985, when he was named General Manager of Palace Station. He was elected a director of STN in 1986, at which time he was also appointed Executive Vice President and Chief Operating Officer. Mr. Fertitta is a co-owner of Fertitta Entertainment and Zuffa, LLC which is the parent company of the Ultimate Fighting Championship, a martial arts promotion organization.  The Company believes that Mr. Fertitta's experience and business expertise in the gaming industry, as well as his position as a principal equityholder of the Company, give him the qualifications and skills to serve as a Manager.
Stephen L. Cavallaro. Mr. Cavallaro has served as President of Fertitta Entertainment and the Company since October 2012. Mr. Cavallaro served as the Chairman, President and Chief Executive Officer of Cavallaro Consulting Group from 2005 to 2012. From 2001 to 2004, Mr. Cavallaro was Executive Vice President and Chief Operating Officer of Station Casinos, Inc. From 2000 to 2001, he served as Chairman, President and CEO of Cavallaro Consulting Group. Mr. Cavallaro served as President and Chief Executive Officer of Travelscape.com from 1999 to 2000. Mr. Cavallaro served as Executive Vice President and Chief Operating Officer of Harveys Casino Resorts from 1996 to 1999. From 1994 to 1995, he served as Senior Vice President and General Manager of Hard Rock Hotel & Casino.

Marc J. Falcone.  Mr. Falcone has served as Chief Financial Officer of Fertitta Entertainment since November 2010 and Chief Financial Officer of the Company since January 2011. Mr. Falcone also serves as the Company's Treasurer.  From

June 2008 to October 2010, Mr. Falcone worked at Goldman Sachs with responsibilities including restructuring focused on the hospitality and gaming sectors under that firm's Whitehall division. From May 2006 to June 2008 Mr. Falcone was a senior analyst at Magnetar Capital, LLC (an alternative asset management firm), covering the gaming, lodging, leisure, REIT and airline industries.  From May 2002 to June 2006, Mr. Falcone was a Managing Director for Deutsche Bank Securities Inc. covering gaming, lodging and leisure companies and was recognized as one of the industry's top analysts.  Prior to joining Deutsche Bank Securities Inc., Mr. Falcone worked for Bear Stearns & Co., also covering the gaming, lodging, and leisure industries.

Richard J. Haskins.  Mr. Haskins has served as Executive Vice President, General Counsel and Secretary of Fertitta Entertainment and the Company since April 2011 and January 2011, respectively, and served as Executive Vice President and Secretary of STN from July 2004 and served as General Counsel of STN from April 2002, in each case through June 17, 2011.  He previously served as Assistant Secretary of STN from September 2003 to July 2004, as Vice President and Associate General Counsel of STN from November 1998 to March 2002 and as General Counsel of Midwest Operations of STN from November 1995 to October 1998. Mr. Haskins is a member of the American Bar Association, Kansas Bar Association, Missouri Bar Association and Nevada Bar Association.

Kevin L. Kelley.  Mr. Kelley has served as Executive Vice President and Chief Operating Officer of Fertitta Entertainment and the Company since April 2011 and January 2011, respectively, and served as Executive Vice President and Chief Operating Officer of STN from January 7, 2008 through June 17, 2011. From June 2006 to January 2008, he was employed as Senior Vice President for Las Vegas Sands Corp. From January 2003 to May 2006, he served as President and Chief Operating Officer of Hard Rock Hotel, Inc. Prior to joining Hard Rock Hotel, Inc., Mr. Kelley served at STN in various capacities from August 1993 to January 2003, most recently as President of Westside Operations, where he oversaw all operations of STN's five west-side properties.

Scott M Nielson.   Mr. Nielson has served as Executive Vice President and Chief Development Officer of Fertitta Entertainment and the Company since January 2011 and served as Chief Development Officer of STN from July 2004 and as an Executive Vice President of STN since June 1994, in each case through June 17, 2011.  He served as Chief Legal Officer of STN from March 2002 to July 2004 and General Counsel of STN from 1991 to March 2002.  From 1992 to July 2004, he served as Secretary of STN. From 1991 through June 1994, he served as Vice President of STN. From 1986 to 1991, Mr. Nielson was in private legal practice as a partner in the Las Vegas firm of Schreck, Jones, Bernhard, Woloson & Godfrey (now Brownstein Hyatt Farber Schreck, LLP), where he specialized in gaming law and land use planning and zoning. Mr. Nielson is a member of the American Bar Association, the Nevada Bar Association and the International Association of Gaming Attorneys.

Lorenzo J. Fertitta.  Mr. Fertitta has served as a member of the Board of Managers of the Company since June 2011 and served as Vice Chairman of the Board of STN from December 2003 and as a director from 1991, in each case through June 17, 2011. Mr. Fertitta also served as President of STN from July 2000 until June 30, 2008. Mr. Fertitta is a co-owner of Fertitta Entertainment and Zuffa, LLC and has served as the chairman and chief executive officer of Zuffa since June 2008. From 1991 to 1993, he served as Vice President of STN. Mr. Fertitta served as President and Chief Executive Officer of Fertitta Enterprises, Inc. from June 1993 to July 2000, where he was responsible for managing an investment portfolio consisting of marketable securities and real property. Mr. Fertitta served as a member of the Board of Directors of the Nevada Resort Association from 2001 to 2008. Mr. Fertitta served as a director of the American Gaming Association from December 2005 to May 2008 and as a commissioner on the Nevada State Athletic Commission from November 1996 until July 2000. The Company believes that Mr. Fertitta's experience and business expertise in the gaming industry, as well as his position as a principal equityholder of the Company, give him the qualifications and skills to serve as a Manager.

Robert A. Cashell, Jr. Mr. Cashell has served as a member of the Board of Managers of the Company since June 2011. He has been involved in the gaming industry for over 25 years, beginning in management training in 1979 at Boomtown Hotel and Casino in Northern Nevada. From 1991 to 1998, Mr. Cashell served as General Manager of the Horseshoe Club in Reno, Nevada. Since 1995, Mr. Cashell has also served as President of Northpointe Sierra, Inc. which owns and operates 5 casinos within TA and Petro Travel Centers in northern and southern Nevada under the brand name Alamo Casino. Since 2001, Mr. Cashell has owned and served as President of Topaz Lodge and Casino in Gardnerville, Nevada. Between 2003 and 2007, Mr. Cashell managed other gaming properties in Nevada on behalf of owners and investment groups. In 2013, Mr. Cashell acquired the Winners Inn and Pete's Gambling Hall in Winnemucca, Nevada and serves as the company's President. Since 2000, Mr. Cashell has served as the Chairman of Heritage Bancorp and Heritage Bank of Nevada. The Company believes that

Mr. Cashell's experience and business experience in the gaming industry give him the qualifications and skills to serve as a Manager.

James E. Nave, D.V.M.  Dr. Nave has served as a member of the Board of Managers of the Company since June 2011 and served as a director of STN from March 2001 until June 17, 2011. During that period, he was the Chairman of the Audit Committee and served on the Governance and Compensation Committee. Dr. Nave has been an owner of the Tropicana Animal Hospital since 1974 and has been the owner and manager of multiple veterinary hospitals since 1976. Dr. Nave has also served on the Board of Directors of Bank of Nevada (formerly Bank West of Nevada) since 1994. Dr. Nave has served on the Board of Directors of Western Alliance Bancorporation since 2003, where he also serves as a member of the Audit and Compensation Committees. Dr. Nave is the Director of International Affairs for the American Veterinary Medical Association (the "AVMA"). Previously Dr. Nave served as the Globalization Liaison Agent for Education and Licensing of the AVMA, and he was also the Chairperson of the AVMA's National Commission for Veterinary Economics Issues from 2001 through July 2007. In addition, Dr. Nave is a member and past President of the Nevada Veterinary Medical Association, the Western Veterinary Conference and the American Veterinary Medical Association. He is also a member of the Clark County Veterinary Medical Association, the National Academy of Practitioners, the American Animal Hospital Association and previously served on the Executive Board of the World Veterinary Association. Dr. Nave was the chairman of the University of Missouri College of Veterinary Medicine Development Committee from 1984 to 1992. He was also a member of the Nevada State Athletic Commission from 1988 to 1999 and served as its chairman from 1989 to 1992 and from 1994 to 1996. The Company believes that Dr. Nave's financial and business expertise, including his diversified background of managing and directing a variety of public and private organizations, give him the qualifications and skills to serve as a Manager.

Robert E. Lewis.  Mr. Lewis has served as a member of the Board of Managers of the Company since June 2011 and served as a director of STN from May 2004 until November 2007.  While a Director of STN, he served on the Audit and Governance and Compensation Committees. Mr. Lewis has served as president of the Nevada Division of Lewis Operating Corp., a builder and owner of rental communities, shopping centers, office buildings and industrial parks of distinction, since December 1999. Mr. Lewis became the president of the Nevada Region of Kaufman and Broad Home Corporation upon the merger of Lewis Homes Management Corp. and Kaufman and Broad Home Corporation in January 1999. He served in that capacity until December 1999. Prior to the merger, Mr. Lewis ran the Nevada operations of the Lewis Homes group of companies and its affiliates for 25 years. He has served as a director for the National Association of Home Builders and as a director and President of the Southern Nevada Home Builders Association from 1987 to 1988. Mr. Lewis is also on the Executive Committee of the Nevada Development Authority, served as its Secretary from 1995 to 1997, and served as its Legislative Committee Co-Chairman for a number of years. He served as the Chairman of the Las Vegas District Council of the Urban Land Institute from 2002 to 2005 and served on the Clark County Community Growth Task Force from 2004 to 2005. The Company believes that Mr. Lewis's experience and business expertise give him the qualifications and skills to serve as a Manager.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company's executive officers and managers who own more than 10% of the Company's common stock to file reports of ownerships on Forms 3, 4 and 5 with the SEC. Executive officers, directors and 10% stockholders are required by the SEC to furnish the Company with copies of all Forms 3, 4 and 5 they file. Based solely on the Company's review of the copies of such forms it has received, the Company believes that all of its executive officers, managers and greater than 10% beneficial owners complied with all of the filing requirements applicable to them with respect to transactions during 2012.
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
Audit Committee Financial Expert
The Board of Managers has a separately designated standing Audit Committee, which is composed of Dr. James E. Nave, D.V.M., Robert E. Lewis and Robert A. Cashell, Jr. In light of the absence of a public trading market for our Units, our Board of Managers has not designated any member of the Audit Committee as an "audit committee financial expert" nor has it designated any member of the Board of Managers as a "lead independent director." We believe that Dr. Nave and Messrs. Lewis and Cashell would be considered independent directors (as independence is defined in Section 303A.02 of the listing standards of the NYSE).
Board Leadership Structure and Risk Oversight
The Company does not have a formal policy regarding the separation of the roles of Chief Executive Officer and Manager, as it believes making that determination based on the position and direction of the Company and the membership of the Board of Managers is in the best interest of the Company. Frank J. Fertitta III serves as member of the Board of Managers and Chief Executive Officer of the Company. The Board of Managers determined that the combination of these roles is in the best interest of the Company's stakeholders because this structure makes the best use of Mr. Fertitta's extensive knowledge of the Company and its industry, as well as fostering greater communication between the Company's management and the Board of Managers.
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
Compensation Discussion and Analysis
This section discusses the material elements of the compensation of each of the executive officers as of December 31, 2012 identified below, whom we refer to as our "Named Executive Officers":

•	Frank J. Fertitta III, Manager and Chief Executive Officer;

•	Stephen L. Cavallaro, President;

•	Marc J. Falcone, Executive Vice President, Chief Financial Officer and Treasurer;
•Richard J. Haskins, Executive Vice President, General Counsel and Secretary;

•	Kevin L. Kelley, Executive Vice President and Chief Operating Officer; and

•	Scott M Nielson, Executive Vice President and Chief Development Officer.
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
Set forth below is information about all compensation for services rendered to the Company or its subsidiaries by each Named Executive Officer in all capacities for the period beginning on June 17, 2011, the date that we acquired the assets of STN and Fertitta Entertainment began providing services to the Company pursuant to the Management Agreements, through December 31, 2012. The Company did not provide compensation to Fertitta Entertainment or the Named Executive Officers prior to June 17, 2011.

Compensation Committee Report
We do not have a separate compensation committee. We, as the Board of Managers, have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on this review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2012.
Respectfully Submitted,

Frank J. Fertitta III
Lorenzo J. Fertitta
Robert A. Cashell, Jr.
James E. Nave, D.V.M.
Robert E. Lewis

SUMMARY COMPENSATION TABLE
The following table sets forth information regarding compensation paid by Fertitta Entertainment to our Named Executive Officers for services rendered to the Company in all executive capacities during the year ended December 31, 2012 and the period from June 17, 2011 through December 31, 2011.

Name and Principal Position	Year	Salary ($)(a)	Bonus ($)(b)	Stock Awards ($)(c)	Option Awards ($)(d)	All Other Compensation ($)(e)	Total ($)
Frank J. Fertitta III	2012	$1,000,000	$1,000,000	$—	$—	$444,149	$2,444,149
Chairman of the Board	2011	523,077	1,000,000	—	—	180,365	1,703,442
and Chief Executive Officer

Stephen L. Cavallaro	2012	219,484	750,000	—	—	41,057	1,010,541
President

Marc J. Falcone	2012	537,692	375,000	—	—	120,018	1,032,710
Executive Vice President,	2011	266,017	1,063,700	—	—	51,128	1,380,845
Chief Financial Officer and Treasurer

Richard J. Haskins	2012	518,846	375,000	—	—	16,010	909,856
Executive Vice President,	2011	261,538	250,000	—	—	12,400	523,938
General Counsel and Secretary

Kevin L. Kelley	2012	768,846	562,500	—	—	29,816	1,361,162
Executive Vice President and	2011	392,308	375,000	—	—	22,564	789,872
Chief Operating Officer

Scott M Nielson	2012	518,846	375,000	—	—	19,201	913,047
Executive Vice President and	2011	261,538	250,000	—	—	16,210	527,748
Chief Development Officer
_____________________________________

(a)	Amounts shown are salary amounts earned without consideration as to the year of payment.

(b)	Amounts represent discretionary bonuses earned without consideration as to the year of payment.

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

(e)	All Other Compensation for 2012 consists of the following:

Benefits and Perquisites ($)	Frank J. Fertitta III	Stephen L. Cavallaro		Marc J. Falcone		Richard J. Haskins	Kevin L. Kelley	Scott M Nielson
Life insurance	$216,890	$—		$4,005		$2,700	$6,860	$—
Supplemental long-term disability	—	—		—		—	9,701	6,660
Executive medical	102,259	8,836		26,300		7,000	13,255	2,541
Club membership & dues	—	—		—		2,810	—	—
Tax preparation services	—	—		6,000		3,500	—	10,000
Director fees	125,000	—		—		—	—	—
Other	—	32,221	(f)	83,713	(g)	—	—	—
Total	$444,149	$41,057		$120,018		$16,010	$29,816	$19,201

(f)	Includes legal fees of $6,720 and a non-cash gift of $25,501.

(g)	Represents partial forgiveness of principal and interest on a loan made to Mr. Falcone by Fertitta Entertainment on March 1, 2010 pursuant to his employment arrangement.

Discussion of Summary Compensation Table
The annual base salary for each Named Executive Officer other than Frank J. Fertitta III is set forth in his employment agreement with Fertitta Entertainment. Mr. Fertitta does not have an employment agreement with Fertitta Entertainment. The base salary for each of the Named Executive Officers is reviewed on an annual basis and is subject to adjustment (for increase but not for decrease) based on an evaluation of the executive's performance. Actual base salary amounts, stock awards, cash bonus awards and other compensation for 2012 were determined by Fertitta Entertainment's managing members. The base salaries, stock awards, cash bonus awards and other compensation that were awarded to each Named Executive Officer during the December 31, 2012 and the period from June 17, 2011 through December 31, 2011 are detailed in the above tables. A description of the material terms of the Named Executive Officers' employment agreements is set forth below.
Fertitta Entertainment entered into employment agreements with Mr. Falcone on October 29, 2009, with Messrs. Haskins, Kelley and Nielson as of June 16, 2011, and with Mr. Cavallaro on October 10, 2012 (collectively, the "Employment Agreements"). Pursuant to the terms of the Employment Agreements, Mr. Falcone has agreed to serve as the Chief Financial Officer of Fertitta Entertainment, Mr. Haskins has agreed to serve as Executive Vice President, General Counsel and Secretary of Fertitta Entertainment, Mr. Kelley has agreed to serve as Executive Vice President and Chief Operating Officer of Fertitta Entertainment, Mr. Nielson has agreed to serve as Executive Vice President and Chief Development Officer of Fertitta Entertainment and Mr. Cavallaro has agreed to serve as President of Fertitta Entertainment. All of the Employment Agreements have five-year terms, but are subject to automatic three-year extensions unless Fertitta Entertainment or the Named Executive Officer who is party thereto gives notice at least 30 days prior to the end of the then-current term or unless the employment agreement is otherwise terminated pursuant to the terms of such agreement. The Employment Agreements provide that each such Named Executive Officer shall devote his full time and attention to the business and affairs of Fertitta Entertainment. The Employment Agreements do not prohibit the Named Executive Officers from engaging in charitable and community affairs or managing personal investments during the term of their employment.
Each Employment Agreement provides for a base salary (to be reviewed annually for increase but not decrease), an annual cash bonus to be based on the Named Executive Officer's performance and to be determined by Fertitta Entertainment's managing members. The annual base salary for the first year of each Named Executive Officer's employment with Fertitta Entertainment as provided by their respective employment agreements is as follows: Mr. Cavallaro shall receive $1,000,000, Mr. Falcone shall receive $500,000, Mr. Haskins shall receive $500,000, Mr. Kelley shall receive $750,000 and Mr. Nielson shall receive $500,000.
The Employment Agreements provide that the Named Executive Officers are also entitled to certain other benefits and perquisites in addition to those made available to Fertitta Entertainment's management generally. Perquisites include, but are not limited to, four weeks of vacation per year.
For a discussion of the benefits to be paid to the Named Executive Officers upon termination of their Employment Agreements, please see the section entitled "Potential Payments Upon Termination of Employment", below.

Equity-Based Compensation
Following the consummation of the Restructuring Transactions, long-term incentive compensation is now provided to the Named Executive Officers in the form of an indirect interest in non-voting limited liability company membership interests in Fertitta Entertainment and FI Station Investor. The indirect interest in membership interests of Fertitta Entertainment (the "FE Profit Interests") and FI Station Investor (the "FI Profit Interests" and, together with the FE Profit Interests, the "Profit Interests") allows certain officers and members of management of the Company to participate in the long-term growth and financial success of the Company through indirect ownership of an interest in Fertitta Entertainment, the manager of the Company's properties, and FI Station Investor, an indirect owner of a majority equity interest in the Company. The purpose is to promote the long-term growth and profitability of Fertitta Entertainment, and indirectly the Company, by aligning the interests of FI Station Investor's management with the interests of the owners of the Fertitta Entertainment and by encouraging retention. Following the consummation of the Restructuring Transactions, each Named Executive Officer (with the exception of Mr. Cavallaro, who is expected to receive grants of FE Profit Interests and FI Profit Interests in accordance with his employment agreement, and Mr. Fertitta) or, in certain cases, a family trust that benefits only the Named Executive Officer and specified family members, was awarded FE Profit Interests and FI Profit Interests.
The FE Profit Interests held by the Named Executive Officers vest in five equal installments on June 16, 2011 and each of the first four anniversaries thereof and the FI Profit Interests held by the Named Executive Officers vest in four equal annual installments beginning on October 28, 2011 and on each of first three anniversaries thereof, respectively, other than the FE Profit Interests held by Mr. Falcone, which vest in five equal annual installments on the anniversary of the effective date of his employment with Fertitta Entertainment, provided, in each case, that the holder of such Profit Interests is employed by Fertitta Entertainment or its affiliates on the applicable vesting date. It is expected that 25% of the Profit Interests granted to Mr. Cavallaro will vest on each of the first two anniversaries of the date that he commenced employment with Fertitta Entertainment and that the remaining 50% will vest on the third anniversary of such date. In addition, vesting of unvested Profit Interests will be accelerated upon certain change-of-control events. Unvested Profit Interests are subject to forfeiture upon termination of employment of the holder thereof. Vested Profit Units are subject to call rights of Fertitta Entertainment or FI Station Investor, as applicable, in the event of termination of employment of the holder thereof for any reason, forfeiture in the event of termination of employment of the holder for specified acts or violations of employment agreements and a put right by the holder upon termination of employment without cause or good reason. The FE Profit Interests permit the holders thereof to participate in distributions made by Fertitta Entertainment following the return of capital contributions to the holders of common units of Fertitta Entertainment. The FI Profit Interests permit the holders thereof to participate in distributions made by FI Station Investor following the return of capital contributions and a return on investment of 15% per annum to the holders of common units of FI Station Investor. The FE Profit Interests and FI Profit Interests held or to be held by the Named Executive Officers represent approximately 13.0% and 12.5% of the total outstanding units in Fertitta Entertainment and FI Station Investor, respectively.

OUTSTANDING EQUITY AWARDS
The following table sets forth information concerning all unvested equity-based awards for the Named Executive Officers as of December 31, 2012.

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(a)	Market Value of Shares or Units of Stock That Have Not Vested ($)(b)
Frank J. Fertitta III	—	—
Stephen L. Cavallaro	—	—
1,000 FE
Marc J. Falcone (1)	3,386,689 FI	—
1,500 FE
Richard J. Haskins (2)	3,386,689 FI	—
1,500 FE
Kevin L. Kelley (3)	3,386,689 FI	—
1,500 FE
Scott M Nielson (4)	3,386,689 FI	—

(a)	Represents indirect interest in profit units of Fertitta Entertainment and FI Station Investor.

(1)	Mr. Falcone's unvested stock awards will vest as follows:
500 FE Profit Interests will vest on October 29, 2013 and and on the following anniversary of such date. 1,128,896.5 FI Profit Interests will vest on October 28, 2013 and each of the following two anniversaries of such date.

(2)	Mr. Haskins' unvested stock awards will vest as follows:
500 FE Profit Interests will vest on June 16, 2013 and each of the following two anniversaries of such date. 1,128,896.5 FI Profit Interests will vest on October 28, 2013 and each of the following two anniversaries of such date.

(3)	Mr. Kelley's unvested stock awards will vest as follows:
500 FE Profit Interests will vest on June 16, 2013 and each of the following two anniversaries of such date. 1,128,896.5 FI Profit Interests will vest on October 28, 2013 and each of the following two anniversaries of such date.

(4)	Mr. Nielson's unvested stock awards will vest as follows:
500 FE Profit Interests will vest on June 16, 2013 and each of the following two anniversaries of such date. 1,128,896.5 FI Profit Interests will vest on October 28, 2013 and each of the following two anniversaries of such date.
All vesting is conditioned upon such named executive officer being an employee of Fertitta Entertainment or an affiliate of Fertitta Entertainment on the vesting date.

(b)
The market value of the unvested stock awards is not readily determinable as they represent indirect interests in profit units of private limited liability companies. The obligations with respect to FE Profit Interests an FI Profit Interests are obligations exclusively of Fertitta Entertainment and FI Station Investor, respectively. As such, none of the Named Executive Officers has received any payments from the Company in connection with such Profit Interests and neither the Company nor our subsidiaries are obligated, nor do we expect, to pay any amounts in respect of such Profit Interests.

STOCK VESTED DURING 2012
The following table sets forth information concerning the vesting of stock awards during the year ended December 31, 2012:

Stock Awards
Name	Number of Shares Acquired on Vesting (#)(a)	Value Realized on Vesting ($)(b)
Frank J. Fertitta III	—	—
Stephen L. Cavallaro	—	—
Marc. J. Falcone	500 FE	—
	1,128,897 FI	—
Richard J. Haskins	500 FE	—
	1,128,897 FI	—
Kevin L. Kelley	500 FE	—
	1,128,897 FI	—
Scott M Nielson	500 FE	—
	1,128,897 FI	—

(a)	Represents the vesting of FE Profit Interests and FI Profit Interests.

(b)
The market value of the vested stock awards is not readily determinable as they represent indirect interests in profit units of private limited liability companies. The obligations with respect to FE Profit Interests and FI Profit Interests are obligations exclusively of Fertitta Entertainment and FI Station Investor, respectively. As such, none of the Named Executive Officers has received any payments from the Company in connection with such Profit Interests and neither the Company nor its subsidiaries are obligated, nor do we expect, to pay any amounts in respect of such Profit Interests.

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE IN CONTROL
As described in "Compensation Discussion and Analysis—Employment Agreements", each of the Named Executive Officers (other than Frank J. Fertitta III) is party to an employment agreement that requires Fertitta Entertainment to make payments and provide benefits to such Named Executive Officer upon the termination of his employment with Fertitta Entertainment under various scenarios. The Employment Agreements do not provide for any additional payments or benefits under a voluntary termination of employment by the Named Executive Officer or involuntary termination by the Company for Cause (as defined in the Employment Agreements). Under those scenarios, the Named Executive Officers are only entitled to their accrued and unpaid obligations, such as salary.
A description of the payments and benefits that we are required to provide to the Named Executive Officers under their Employment Agreements upon various termination events is set forth below.
"Cause" is defined under the Employment Agreements as any event in which the Named Executive Officer:

•	has committed any material act of dishonesty, fraud or willful misrepresentation (in the case of Mr. Cavallaro, subject to a material financial harm qualifier)

•	has been convicted of any felony;

•
has breached any material obligation, service or duty under the Employment Agreement, and has failed to cure such breach within 30 days after receiving written notice from Fertitta Entertainment detailing such breach; or

•	has been found unsuitable to hold a gaming license by a final non-appealable decision of any applicable gaming authority.

The definition of "Cause" under the Employment Agreements of Messrs Falcone, Kelley, Haskins and Nielson contains an additional proviso that the applicable Named Executive Officer has been determined by the managing members (or their designees) of Fertitta Entertainment to have breached a material representation of the applicable Named Executive Officer in the Employment Agreement.
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
Payments Upon Change in Control
Upon the occurrence of a change of control at the Company, the FI Profit Interests will immediately vest. The market value of the FI Profit Interests is not readily determinable as they represent indirect interests in profit units of a private limited liability company. The obligations with respect to the FI Profit Interests are obligations exclusively of FI Station Investor. As such, none of the Named Executive Officers would receive any payments from the Company in connection with the vesting of the FI Profit Interests upon a change of control at the Company.

MANAGER COMPENSATION FOR 2012
The following table discloses the compensation for members of our Board of Managers for the year ended December 31, 2012:

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Frank J. Fertitta III	$125,000	$—	$125,000
Lorenzo J. Fertitta	125,000	34,748	159,748
James E. Nave, D.V.M.	125,000	—	125,000
Robert A. Cashell, Jr.	125,000	—	125,000
Robert E. Lewis	125,000	—	125,000
Stephen J. Greathouse (1)	41,667	—	41,667

(1)	Mr. Greathouse resigned from our Board of Managers effective April 30, 2012 in connection with the sale by JPMorgan Chase Bank, N.A. of all of its equity interests in Holdco.
Discussion of Manager Compensation Table
Each member of the Board of Managers receives cash compensation for services to the Company, including service on committees of the Board of Managers. Compensation paid to members of the Board of Managers is $125,000 annually, which is paid in 12 equal monthly installments of $10,417. Lorenzo J. Fertitta's other compensation represents medical benefits. Amounts shown are the amounts earned without consideration as to the year of payment.

GOVERNANCE AND COMPENSATION COMMITTEE
INTERLOCKS AND INSIDER PARTICIPATION
Since we do not have standing compensation committee, governance and compensation decisions are made by our entire board, subject to supermajority approval to the extent required pursuant to the Equityholders Agreement. The members of our Board of Managers are Frank J. Fertitta III, Lorenzo J. Fertitta, Dr. James E. Nave, D.V.M., Robert A. Cashell, Jr., and Robert E. Lewis. Frank J. Fertitta III is an officer of the Company and of certain of our subsidiaries. During the year ended December 31, 2012, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, other than Fertitta Entertainment, whose executive officers served as a manager or member of our Board of Managers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Company has two classes of membership interests: (1) Voting Units and (2) Non-Voting Units. The following table shows the beneficial ownership of the Company's membership interests of the Company's Managers, Named Executive Officers and each person who, as of March 15, 2013, beneficially owned more than 5% of the Company's membership interests.

Name and Address of Beneficial Owner	Voting Units	% of Voting Units	Non-Voting Units	% of Non-Voting Units
Station Voteco LLC (a)	100.0	100.0%	—	—%
Station Holdco LLC (b)	—	—%	100	100.0%
FI Station Investor LLC	—	—%		58.1%	*
German American Capital Corporation (c)	—	—%		25.0%	*
Oaktree SC Investments CTB, LLC (d)				5.6%	*
FMR LLC (e)				8.7%	*
Frank J. Fertitta III	61.4	61.4%		58.1%	*
Lorenzo J. Fertitta	61.4	61.4%		58.1%	*
Robert A. Cashell, Jr.	38.6	38.6%		—%
Named Executive Officers and Managers as a Group (f)	100.0	100.0%		58.1%
_______________________________________________________________________________
*    Represents beneficial ownership interest in units of Station Holdco.

(a)
All of the voting membership interests of the Company are owned by Station Voteco. Station Voteco is owned in the percentages described in the table above by (i) Frank J. Fertitta III, our Chief Executive Officer, (ii) Lorenzo J. Fertitta, and (iii) Robert A. Cashell Jr., who is designated as a member of Station Voteco by German American Capital Corporation. Frank J. Fertitta III and Lorenzo J. Fertitta own their interests in Station Voteco indirectly through their respective 50% interests in Fertitta Station Voteco Member LLC. The address of Station Voteco LLC and each of Messrs. Frank J. Fertitta III, Lorenzo J. Fertitta and Robert A. Cashell, Jr. is 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135.

(b)
The equity interests of Station Holdco are owned in the percentages set forth in the table above by (i) FI Station Investor, (ii) German American Capital Corporation, an indirect wholly owned subsidiary of Deutsche Bank AG, and(iii) certain former unsecured creditors of STN. The address of Station Holdco is 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135.

(c)	The address of German American Capital Corporation is 60 Wall Street, New York, NY.

(d)
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

(e)
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

(f)	Named executive offices and managers as a group consist of nine persons.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
At December 31, 2012, none of our equity securities are authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Agreements
On June 17, 2011, we and certain of our subsidiaries (in such capacity, the "Owner") entered into the following management agreements with subsidiaries of our affiliate, Fertitta Entertainment (in such capacity, the "Manager"):

•	Management Agreement between Station Casinos LLC and FE Propco Management LLC for the operation and management of the Station Casinos Guarantor Group Properties (the "Propco Management Agreement");

•	Management Agreement between NP Opco LLC and FE Opco Management LLC for the operation and management of the Opco Assets (the "Opco Management Agreement");

•
Management Agreement between Station GVR Acquisition, LLC and FE GVR Management LLC for the operation and management of the Green Valley Ranch Resort, Casino & Spa (the "GVR Management Agreement"); and

•	Management Agreement between NP Tropicana LLC and FE Landco Management LLC for the operation and management of the Wild Wild West Gaming Hall & Hotel.

Under the terms of the Management Agreements, the Manager is entitled to: (1) a base management fee equal to 2% of the gross revenues from the operation of the properties, (2) an incentive management fee equal to 5% of EBITDA generated by the properties, and (3) expense reimbursement and overhead allocation.
The Management Agreements are for a term of 25 years and non-terminable by the Owner except under specified circumstance, including breaches of such agreement or gross negligence or willful misconduct of the Manager, suspension of gaming licenses, certain bankruptcy events, change-of-control events or failure of the performance test by the Manager. To fail the performance test (which is subject to cure if the Manager elects to make certain cure payments), Manager must fail both the (i) "Budget EBITDA Test" and the (ii) "Market EBITDA Test" for two consecutive fiscal years, starting with the sixth and seventh fiscal years during the term of the Management Agreements.
While the Manager has authority to manage the day-to-day operations of the managed properties, the Manager is required pursuant the terms of the Management Agreements to seek the approval of Owner with respect to certain significant decisions.
During the year ended December 31, 2012, the Company recognized management fee expense totaling $44.6 million pursuant to the Management Agreements. In addition, the Company allocates the costs of certain shared services to Fertitta Entertainment, primarily costs related to occupancy of a portion of the Company's corporate office building and services provided by human resources and regulatory personnel. For the year December 31, 2012, costs allocated to Fertitta Entertainment for shared services totaled $1.7 million.
Credit Agreements and Restructured Land Loan
On June 17, 2011, the Company entered into the Propco Credit Agreement, the Original Opco Credit Agreement and the Restructured Land Loan with certain lenders that include Deutsche Bank AG Cayman Islands Branch ("DB"). On September 28, 2012, the Company entered into the Opco Credit Agreement with certain lenders that included DB. The Opco Credit Agreement and Propco Credit Agreement were subsequently refinanced with borrowings under that certain Credit Agreement dated as of March 1, 2013, by and among the Company, the financial institutions from time to time named therein, and DB, as Administrative Agent, and Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners (the "New Credit Agreement"), and proceeds of our offering of our 7.50% Senior Notes due 2021 (the "7.50% Senior Notes"). An affiliate of DB acted as a lead joint book running manager with respect to the offering of the 7.50% Senior Notes. German American Capital Corporation, an affiliate of DB, owns approximately 25% of the units of Station Holdco, the owner of all of the Company's Non-Voting Units, has the right to designate members that hold 38.6% of the units of Station Voteco, the owner of all of the Company's Voting Units, and has the right to designate up to two individuals to serve on the Company's Board of Managers. The members of our Board of Managers that are designated by German American Capital Corporation could be deemed to have a material direct or indirect interest in the New Credit Agreement and the Restructured Land Loan by virtue of its relationship with DB.
Boulder Station Lease
The Company leases 27 acres of land on which a portion of Boulder Station is located pursuant to a ground lease which was assumed in the Restructuring Transactions. The Company leases this land from KB Enterprises, a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the "Related Lessor"). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III, who is a member of the Company's Board of Managers and Chief Executive Officer, and Lorenzo J. Fertitta, who is a member of the Company's Board of Managers. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $222,933 through June 2013, subject to periodic increases commensurate with the fair market value of the land and a cost of living factor. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party. See Item 2. Properties for details on the Boulder Station lease.
Texas Station Lease
The Company leases 47 acres of land on which Texas Station is located pursuant to a ground lease which was assumed in the Restructuring Transactions. The Company leases this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $337,417 through July 2015, subject to periodic increases commensurate with the fair market value of the land and a cost of living factor. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party. See Item 2. Properties for details on the Texas Station lease.

Fertitta Interactive Investment
On November 16, 2012, the Company acquired a 50.1% ownership interest in Fertitta Interactive from affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta for a purchase price of approximately $20.7 million. Fertitta Interactive operates Ultimate Gaming and was formed in 2011 with the purchase of Cyber-Arts, an Oakland, California based company, which has developed a real money and social gaming platform under the Ultimate Gaming brand. Entities owned by Frank J. Fertitta III and Lorenzo J. Fertitta own a 25% interest in Fertitta Interactive.
Fertitta Acquisitionsco Services Agreement
Fertitta Acquisitionsco LLC (“Acquisitionsco”), a subsidiary of Fertitta Interactive, acquired substantially all of the assets of Cyberarts Licensing LLC on October 24, 2011.  In connection with such acquisition, Acquisitionsco entered into a Services Agreement with Fertitta Entertainment, dated as of November 1, 2011 and amended as of March 1, 2012, July 1, 2012 and January 1, 2013 (as amended, the “Services Agreement”) for the provision of managerial, legal, accounting, human resources and technical services.  Pursuant to the Services Agreement,  Acquisitionsco pays a monthly fee of approximately $55,000 to Fertitta Entertainment in exchange for such services.

Zuffa, LLC
Station has purchased tickets to events held by Zuffa, LLC ("Zuffa") which is the parent company of the Ultimate Fighting Championship ("UFC") and is owned by Frank J. Fertitta III and Lorenzo J. Fertitta. For the year ended December 31, 2012, the Company made payments to Zuffa totaling approximately $0.4 million for ticket purchases to, and closed circuit viewing fees of, UFC events.
Procedures for Review, Approval or Ratification of Transactions with Related Persons
Our Board of Managers has approved the related-party transaction policy and procedures for the review, approval and ratification of potential related-party transactions with of our managers and executive officers, and their immediate family members. Entry into, modification, waiver or renewal of any agreement or transaction between the Company and a related party requires a supermajority vote of the Board of Managers, which includes a majority of the Lender Directors. The Board of Managers is charged with reviewing all relevant facts and circumstances of a related-party transaction, including if the transaction is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party and the extent of the person's interest in the transaction. These policies and procedures are enumerated in the Equityholders Agreement.
Manager Independence
Though not formally considered by our Board of Managers because our Voting Units and Non-Voting Units are not traded on any national securities exchange, based upon the listing standards of the NYSE we believe that Dr. Nave and Messrs. Lewis and Cashell would be considered independent directors (as independence is defined in Section 303A.02 of the listing standards of the NYSE). We do not believe that Messrs. Frank J. Fertitta III and Lorenzo J. Fertitta would be considered "independent" because of their relationships with the entities which hold significant interests in Station Holdco and Station Voteco, which collectively hold all of our outstanding Voting Units and Non-Voting Units, and other relationships with us. We do not have standing nominating, corporate governance or compensation committees, or committees that serve similar purposes.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Auditor Fees and Services
The following table summarizes the aggregate fees paid or accrued during 2012 and 2011 by Station to Ernst & Young, LLP, its independent auditors:

	2012	2011
Audit fees	$1,502,924	$991,394
Audit-related fees	12,000	24,000
Tax fees	173,572	80,249
All other fees	—	96,222

In addition to performing the audit of the Company's consolidated financial statements for the year ended December 31, 2012 and 2011, Ernst & Young LLP also performed quarterly reviews of the Company's and STN Predecessor's consolidated financial statements, and provided various other services to the Company and the Predecessors during 2012 and 2011, including services provided in connection with the Company's securities offering in 2012. Audit-related fees include fees paid by the Company for audits of employee benefit plans. Tax fees were primarily related to tax returns, cost segregation studies and tax advisory services. All other fees in 2011 primarily relate to the Company's Form 10 registration statement. Ernst & Young LLP did not provide any services to the Company related to financial information systems design and implementation during 2012 and 2011.
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
The Audit Committee approved all services provided by Ernst & Young LLP.
CERTIFICATIONS
The Chief Executive Officer and the Chief Financial Officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2012.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Station Casinos LLC Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:

		Report of Independent Registered Public Accounting Firm — Ernst & Young LLP

		Consolidated Balance Sheets as of December 31, 2012 and 2011 (Successor)

Consolidated Statements of Operations — Year Ended December 31, 2012, Period from June 17, 2011 through December 31, 2011 (Successor), Period from January 1, 2011 through June 16, 2011 and Year Ended December 31, 2010 (Predecessors)

Consolidated Statements of Members' Equity / Stockholders' Deficit / Members' Deficit — Year Ended December 31, 2012, Period from June 17, 2011 through December 31, 2011 (Successor), Period from January 1, 2011 through June 16, 2011 and Year Ended December 31, 2010 (Predecessors)

Consolidated Statements of Cash Flows — Year Ended December 31, 2012, Period from June 17, 2011 through December 31, 2011 (Successor), Period from January 1, 2011 through June 16, 2011 and Year Ended December 31, 2010 (Predecessors)

		Notes to Consolidated Financial Statements

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

10.24	Management Agreement dated as of June 16, 2011 by and between NP Opco LLC and FE Opco Management LLC. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)
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

10.28
Supplemental Indenture dated as of February 22, 2012 among the Company, certain of its wholly owned subsidiaries, as guarantors, and Wells Fargo, National Association, as Trustee. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated February 22, 2012)

10.29
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

10.30
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

10.31
Amendment No. 2 to Credit Agreement dated as of September 28, 2012 by and among Station Casinos LLC, the Lenders party thereto, Deutsche Bank AG New York Branch, as L/C Issuer, and Deutsche Bank AG Cayman Islands Branch, as Administrative Agent. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated October 2, 2012)

10.32	Station Holdco LLC Amended and Restated Profit Units Plan, effective as of July 1, 2012. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2012)
10.33	Form of Profit Unit Award Agreement. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2012)
10.34
Limited Liability Company Agreement of SH Employeeco LLC, dated as of July 1, 2012, by and among the members thereto and Station Holdco LLC, as manager. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2012)

10.35	First Amendment to Equityholders Agreement and Joinder, dated as of July 1, 2012, by and among Station Holdco LLC, FI Station Investor LLC, German American Capital Corporation and SH Employeeco LLC
14.1	Station Casinos LLC Code of Business Conduct and Ethics
21.1	Subsidiaries of the Registrant
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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

STATION CASINOS LLC
Dated:	By:	/s/ FRANK J. FERTITTA III
March 22, 2013		Frank J. Fertitta III
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III	Chief Executive Officer (Principal Executive Officer) and Manager	March 22, 2013
Frank J. Fertitta III

/s/ MARC J. FALCONE	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 22, 2013
Marc J. Falcone
/s/ LORENZO J. FERTITTA	Manager	March 22, 2013
Lorenzo J. Fertitta
/s/ ROBERT A. CASHELL, JR.	Manager	March 22, 2013
Robert A. Cashell, Jr.
/s/ JAMES E. NAVE, D.V.M.	Manager	March 22, 2013
James E. Nave, D.V.M.
/s/ ROBERT E. LEWIS	Manager	March 22, 2013
Robert E. Lewis