Form 10-Q
period 2013-03-31
Station Casinos LLC
filed 2013-05-15
CIK 1503579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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
As of April 30, 2013, 100 shares of the registrant's voting units were outstanding and 100 shares of the registrant's non-voting units were outstanding.

STATION CASINOS LLC

Part I. Financial Information
Item 1.    Financial Statements
STATION CASINOS LLC CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except units data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,155	$128,880
Restricted cash	1,424	1,980
Receivables, net	32,371	30,931
Inventories	8,449	7,938
Prepaid gaming tax	19,596	18,415
Prepaid expenses and other current assets	12,628	9,108
Total current assets	176,623	197,252
Property and equipment, net of accumulated depreciation of $205,561 and $174,796 at March 31, 2013 and December 31, 2012, respectively	2,193,306	2,212,463
Goodwill	200,694	200,694
Intangible assets, net of accumulated amortization of $29,397 and $25,093 at March 31, 2013 and December 31, 2012, respectively	204,953	208,676
Land held for development	220,120	220,120
Investments in joint ventures	9,792	9,629
Native American development costs	3,940	3,255
Other assets, net	65,208	46,854
Total assets	$3,074,636	$3,098,943
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$16,077	$21,631
Accrued interest payable	9,698	7,983
Accrued expenses and other current liabilities	113,220	123,537
Current portion of long-term debt	18,589	17,544
Total current liabilities	157,584	170,695
Long-term debt, less current portion	2,183,702	2,056,057
Deficit investment in joint venture	2,319	2,356
Interest rate swaps and other long-term liabilities, net	38,388	30,974
Total liabilities	2,381,993	2,260,082
Commitments and contingencies (Note 8)
Members' equity:
Voting units; 100 units authorized, issued and outstanding	—	—
Non-voting units; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	825,491	826,109
Accumulated other comprehensive loss	(26,694)	(25,672)
Accumulated deficit	(147,397)	(6,605)
Total Station Casinos LLC members' equity	651,400	793,832
Noncontrolling interest	41,243	45,029
Total members' equity	692,643	838,861
Total liabilities and members' equity	$3,074,636	$3,098,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands, unaudited)

	Three Months Ended March 31,
	2013	2012
Operating revenues:
Casino	$220,857	$230,179
Food and beverage	60,685	60,949
Room	27,272	27,858
Other	15,844	16,433
Management fees	9,840	7,765
Gross revenues	334,498	343,184
Promotional allowances	(22,707)	(24,985)
Net revenues	311,791	318,199
Operating costs and expenses:
Casino	84,819	88,162
Food and beverage	41,768	42,294
Room	11,133	10,880
Other	6,159	5,875
Selling, general and administrative	70,489	70,005
Development and preopening	140	55
Depreciation and amortization	35,331	30,701
Management fee expense	11,746	11,781
Write-downs and other charges, net	2,513	451
	264,098	260,204
Operating income	47,693	57,995
Earnings from joint ventures	519	545
Operating income and earnings from joint ventures	48,212	58,540
Other expense:
Interest expense, net	(43,299)	(49,620)
Loss on extinguishment of debt	(146,787)	—
Change in fair value of derivative instruments	(272)	—
	(190,358)	(49,620)
Net (loss) income	(142,146)	8,920
Less: net (loss) income attributable to noncontrolling interest	(1,354)	2,086
Net (loss) income attributable to Station Casinos LLC members	$(140,792)	$6,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (amounts in thousands, unaudited)

	Three Months Ended March 31,
	2013	2012

Net (loss) income	$(142,146)	$8,920
Other comprehensive (loss) income:
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(4,067)	(5,030)
Less: Reclassification of unrealized loss on interest rate swaps into operations	3,107	3,121
Unrealized loss on interest rate swaps, net	(960)	(1,909)
Unrealized (loss) gain on available-for-sale securities	(62)	69
Comprehensive (loss) income	(143,168)	7,080
Less: comprehensive (loss) income attributable to noncontrolling interests	(1,354)	2,086
Comprehensive (loss) income attributable to Station Casinos LLC members	$(141,814)	$4,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands, unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(142,146)	$8,920
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	35,331	30,701
Change in fair value of derivative instruments	272	—
Provision for doubtful accounts	333	559
Write downs and other charges, net	1,333	19
Amortization of debt discount and debt issuance costs	11,162	19,580
Interest—paid in kind	993	1,017
Share-based compensation	1,090	—
Earnings from joint ventures	(519)	(545)
Distributions from joint ventures	291	—
Loss on extinguishment of debt	146,787	—
Changes in assets and liabilities:
Restricted cash	556	19
Receivables, net	(1,773)	(4,671)
Inventories and prepaid expenses	(5,212)	(3,388)
Accounts payable	(5,586)	257
Accrued interest payable	4,205	5,643
Accrued expenses and other current liabilities	5,413	8,646
Other, net	3,193	730
Net cash provided by operating activities	55,723	67,487
Cash flows from investing activities:
Capital expenditures, net of related payables	(29,020)	(10,472)
Proceeds from sale of property and equipment	175	32
Distributions in excess of earnings from joint ventures	27	449
Native American development costs	(685)	(2,766)
Other, net	(932)	(1,452)
Net cash used in investing activities	(30,435)	(14,209)

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (amounts in thousands, unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from financing activities:
Proceeds from issuance of 7.50% Senior Notes	499,935	—
Repayment of Propco senior notes due 2018	(625,000)	—
Borrowings under credit agreement with original maturity dates greater than three months	1,611,622	—
Payments under credit agreements with original maturities of three months or less, net	(5,000)	(5,800)
Payments under credit agreements with original maturities greater than three months	(1,498,271)	(39,178)
Distributions to members and noncontrolling interests	(1,846)	(3,096)
Debt issuance costs	(35,331)	(324)
Payments on other debt	(420)	(648)
Capital contributions from noncontrolling interests	2,298	—
Net cash used in financing activities	(52,013)	(49,046)
Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(26,725)	4,232
Balance, beginning of period	128,880	93,662
Balance, end of period	$102,155	$97,894
Supplemental cash flow disclosures:
Cash paid for interest, net of $0 and $1,286 capitalized, respectively	$22,976	$22,252
Non-cash investing and financing activities:
Change in property and equipment included in accrued expenses and other current liabilities	$7,064	$2,425
Issuance of note payable with option by Fertitta Interactive in exchange for redemption of noncontrolling interest	$4,600	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation
Station Casinos LLC, a Nevada limited liability company (the “Company” or “Station” ), is a gaming and entertainment company that owns and operates nine major hotel/casino properties and seven smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. The Company also manages a casino in southwestern Michigan for a Native American tribe.
In November 2012, the Company acquired a 50.1% ownership interest in Fertitta Interactive LLC ("Fertitta Interactive") for $20.7 million. Fertitta Interactive operates Ultimate Gaming and was formed in 2011 with the purchase of Cyber-Arts, a California based company which has developed a proprietary real money and social gaming platform. Ultimate Gaming launched its real money online poker platform in Nevada on April 30, 2013. During the three months ended March 31, 2013, Fertitta Interactive redeemed the equity interests of one of its noncontrolling interest holders in exchange for a note payable with an option which allows the holder to repurchase the equity interest in Fertitta Interactive within two years. As a result, the Company's ownership interest in Fertitta Interactive increased to 57.3%. The obligation related to this transaction is included in other long-term liabilities on the Condensed Consolidated Balance Sheet at March 31, 2013.
The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Company's Annual Report on Form 10–K for the year ended December 31, 2012.
The preparation of consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.
Principles of Consolidation
The amounts shown in the accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including Fertitta Interactive and MPM Enterprises, LLC (“MPM”), which is 50% owned and controlled by the Company and required to be consolidated. Investments in all other 50% or less owned affiliated companies are accounted for under the equity method.
MPM is considered a variable interest entity under the provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidation ("ASC Topic 810"). Under the terms of the MPM operating agreement, the Company was required to provide the majority of MPM's financing. In addition, based on a qualitative analysis, the Company believes it directs the most significant activities that impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that could potentially be significant to MPM. As a result, the Company is considered the primary beneficiary of MPM as defined in ASC Topic 810 and therefore consolidates MPM in its consolidated financial statements. The creditors of MPM have no recourse to the general credit of the Company, and the assets of MPM may be used only to settle MPM's obligations. MPM's assets that are reflected in the Company's Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 include intangible assets of $49.8 million and $52.3 million, respectively, and receivables of $3.5 million and $2.7 million, respectively.
The third party holdings of equity interests in MPM and Fertitta Interactive are referred to herein as noncontrolling interests. The portion of net income (loss) attributable to noncontrolling interests is presented separately on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income, and the portion of members' equity attributable to noncontrolling interests is presented separately on the Condensed Consolidated Balance Sheets.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain amounts in the condensed consolidated financial statements for the prior year period have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.
Income Taxes
The Company is a limited liability company treated as a partnership for income tax purposes and as such, is a pass-through entity and is not liable for income tax in the jurisdictions in which it operates. As a result, no provision for income taxes has been made in the condensed consolidated financial statements. Each member of the Company includes its respective share of the Company's taxable income in its income tax return. Due to the Company's status as a pass-through entity, it has recorded no liability associated with uncertain tax positions.

Significant Accounting Policies
A description of the Company's significant accounting policies can be found in Item 7 of its Annual Report on Form 10–K for the year ended December 31, 2012.
Recently Issued and Recently Adopted Accounting Standards
In July 2012, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, ("ASU 2012-02"). ASU 2012-02 amends the guidance in Accounting Standards Codification 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.
In October 2012, the FASB issued Accounting Standards Update 2012-04, Technical Corrections and Improvements, ("ASU 2012-04"). ASU 2012-04 clarifies the FASB Accounting Standards Codification (the "Codification") or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. Amendments to the Codification without transition guidance are effective upon issuance. Amendments subject to transition guidance are effective for fiscal periods beginning after December 15, 2012. The Company adopted the amendments without transition guidance on the issuance date, and the adoption did not have a material effect on the Company's financial position or results of operations. The Company adopted the amendments with transition guidance during the first quarter of 2013, and the adoption did not have a material effect on the Company's financial position or results of operations.
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This amendment requires an entity to provide information about the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income by component. If the amount being reclassified is required to be reclassified in its entirety to net income, an entity must disclose, either on the face of the statement of net income or in the notes, the line item locations of significant amounts reclassified out of accumulated other comprehensive income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts, such as when a portion of an amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of to income or expense in the same reporting period. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012, and early adoption is permitted. The Company adopted this guidance during the first quarter of 2013, and the adoption did not have a material impact on its financial position or results of operations.
In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405)—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This amendment provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. Examples of obligations within this guidance are debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This guidance is effective for the Company during the first quarter of 2014, and early adoption is permitted. Upon adoption, the guidance is required to be applied retrospectively to all prior periods presented for any obligations that exist at the beginning of an entity's fiscal year of adoption which are within its scope. The Company will adopt this guidance during the first quarter of 2014 and does not expect the adoption to have a material effect on its financial position or results of operations.
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
2.    Native American Development

The Company has entered into development and management agreements with Native American tribes under which it has made reimbursable advances for certain costs. At March 31, 2013, the carrying value of the Company's advances to Native American tribes was $3.9 million, representing advances to the North Fork Rancheria of Mono Indians. Following is a summary of the status of the Company's Native American development projects.

The Federated Indians of Graton Rancheria

The Company has entered into development and management agreements with the Federated Indians of Graton Rancheria (the "FIGR"), a federally recognized Indian tribe, pursuant to which the Company has agreed to assist the FIGR in developing, financing and operating a gaming and entertainment facility located in Sonoma County, California.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table outlines the status of the FIGR project and the Company's evaluation at March 31, 2013 of each of the critical milestones necessary to complete the project.

As of March 31, 2013
Federally recognized as a tribe by the Bureau of Indian Affairs ("BIA")	Yes
Date of recognition	Federal recognition was terminated during the 1950's and restored on December 27, 2000. There is currently no evidence to suggest that recognition might be terminated in the future.
Tribe has possession of or access to usable land upon which the project is to be built	On October 1, 2010 the Department of the Interior ("DOI") accepted approximately 254 acres of land for the project into trust on behalf the FIGR.
Status of regulatory and governmental approvals:
Tribal–state compact	The FIGR have entered into a Class III gaming compact with the State of California, which was fully executed on April 27, 2012 and ratified by the California legislature on May 10, 2012.
Approval of gaming compact by DOI	The FIGR compact was deemed approved by the DOI and became effective when published in the Federal Register on July 11, 2012.
Approval of management agreement by NIGC	Class II and Class III gaming management agreement was approved by the National Indian Gaming Commission ("NIGC") on August 1, 2012.
DOI acceptance of usable land into trust on behalf of the tribe	October 1, 2010
Gaming licenses:
Type	Class II and Class III
Number of gaming devices allowed	The FIGR compact limits the number of Class III gaming devices to be operated at the facility to 3,000. There is no limitation on the number of Class II gaming devices that the FIGR may operate.
City agreement
The FIGR entered into a Memorandum of Understanding ("MOU") with the City of Rohnert Park (the "City") under which the tribe has agreed to pay one–time and recurring mitigation contributions, subject to certain contingencies. Most of such payments will be included in the 15% of net proceeds payable under the FIGR compact. In order to reflect changes in the location of the site, the scope of the FIGR's project, the amount of the payments being made to the City, and the potential demand on City services, the City and the FIGR negotiated and entered into a First Amended and Restated Memorandum of Understanding, which became effective on April 17, 2013.

Date of city agreement	Original MOU: October 14, 2003; First Amended and Restated MOU: April 17, 2013
County and other agreements
On October 23, 2012, an Intergovernmental Mitigation Agreement (“IMA”) between the FIGR and Sonoma County (the "County") became effective. The IMA sets forth certain payments the FIGR will make to the County to mitigate any potential off-reservation impacts arising from the FIGR's project. Most of the mitigation payments provided for in the IMA will be included in the 15% of net proceeds payable under the FIGR compact. In addition, on July 23, 2012, the City and the FIGR entered into a Joint Exercise of Powers Agreement for Wastewater Services pursuant to which the City will provide wastewater services to the FIGR's reservation, including the project. Also, on September 25, 2012, an agreement between the FIGR, the City and the County entitled the Joint Exercise of Powers Agreement for Implementation of Mitigation Measures for Widening Wilfred Avenue, became effective (the “Wilfred Avenue JEPA”). Under the Wilfred Avenue JEPA, the FIGR has agreed to pay the full cost of improvements to Wilfred Avenue and Business Park Drive.

Financing	Third-party financing for the project totaling $850 million closed on August 22, 2012.
Construction status	In progress
Expected opening date	Fourth quarter of 2013
The Company has evaluated the likelihood that the FIGR project will be successfully completed and opened, and has concluded that at March 31, 2013, the likelihood of successful completion is in the range of 95% to 100%. The Company's

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

evaluation is based on its consideration of all available positive and negative evidence about the status of the project, including the status of required regulatory approvals, and the progress being made toward the achievement of all milestones and the likelihood of successful resolution of all contingencies. There can be no assurance that the FIGR project will be successfully completed nor that future events and circumstances will not change the Company's estimates of the timing, scope, and potential for successful completion or that such changes will not be material.
North Fork Rancheria of Mono Indian Tribe
The Company has entered into development and management agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Indian tribe, pursuant to which the Company has agreed to assist the Mono in developing, financing and operating a gaming and entertainment facility to be located in Madera County, California.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table outlines the status of the Mono project and the Company's evaluation at March 31, 2013 of each of the critical milestones necessary to complete the project.

As of March 31, 2013
Federally recognized as a tribe by the BIA	Yes
Date of recognition	Federal recognition was terminated in 1961 and restored in 1983. There is currently no evidence to suggest that recognition might be terminated in the future.
Tribe has possession of or access to usable land upon which the project is to be built	The DOI accepted approximately 305 acres of land for the project into trust for the benefit of the Mono on February 5, 2013.
Status of obtaining regulatory and governmental approvals:
Tribal–state compact
A new compact was negotiated and signed by the Governor of California and the Mono on August 31, 2012. The compact was submitted to the California legislature for ratification during the 2013 legislative session. The Company believes that the compact will be ratified by the legislature due to the precedent set by the ratification of numerous tribal-state gaming compacts in the past.

Approval of gaming compact by DOI
Approval of the gaming compact by the DOI is expected to occur after the compact has been ratified by the California legislature. The Company believes the DOI will approve the compact because the terms and conditions thereof are consistent with past compacts that have been approved.

Record of decision regarding environmental impact published by BIA
On November 26, 2012, the record of decision for the Environmental Impact Statement for the project was issued by the BIA. On December 3, 2012, the Notice of Intent to take land into trust was published in the Federal Register.

BIA accepting usable land into trust on behalf of the tribe	The Mono site was accepted into trust on February 5, 2013.
Approval of management agreement by NIGC
Approval of the amended and restated management agreement by the NIGC is expected to occur following the legislative ratification of the compact and approval of the compact by the Secretary of the Interior ("Secretary"). The Company believes the amended and restated management agreement will be approved because the terms and conditions thereof are acceptable under the Indian Gaming Regulatory Act and are consistent with previously approved management agreements.

Gaming licenses:
Type
Current plans for the project include Class II and Class III gaming, which requires that the California legislature ratify the compact and that the Secretary approve the compact or allow it to become effective. There is currently no evidence to indicate that the legislature will not ratify the compact. (See comments above.) The NIGC must also approve the Company's management agreement.

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

The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurance as to when, or if, these approvals will be obtained. The Company currently estimates that construction of the facility may begin in 2014 and estimates that the facility would be completed and opened for business approximately 18 months after construction begins. There can be no assurance, however, that the project will be completed and opened within this time frame or at all. The Company expects to assist the Mono in obtaining third–party financing for the project once all necessary regulatory approvals have been received and prior to commencement of construction; however, there can be no assurance that the Company will be able to obtain such financing for the project on acceptable terms or at all.
Pursuant to the development agreement, the Company has made reimbursable advances to the Mono which are expected to be repaid from the proceeds of third-party financing or from the project's gaming revenues. At March 31, 2013, the carrying value of the advances was $3.9 million.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has evaluated the likelihood that the Mono project will be successfully completed and opened, and has concluded that at March 31, 2013, the likelihood of successful completion is in the range of 65% to 75%. The Company's evaluation is based on its consideration of all available positive and negative evidence about the status of the project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change the Company's estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the project even if it is successfully completed and opened for business.

3.    Long-term Debt
Long-term debt consists of the following (amounts in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)
Term Loan, due March 1, 2020, interest at a margin above LIBOR or base rate (5.00% at March 31, 2013), net of unamortized discount of $56.7 million	$1,568,263	$—
Revolving Credit Facility, due March 1, 2018, interest at a margin above LIBOR or base rate	—	—
7.50% Senior Notes, due March 1, 2021, net of unamortized discount of $6.4 million	493,592	—
Propco Term Loan Tranche B-1, due June 16, 2016, interest at a margin above LIBOR or base rate (3.21% at December 31, 2012), net of unamortized discount of $18.1 million	—	125,883
Propco Term Loan Tranche B-2, due June 16, 2016, interest at a margin above LIBOR or base rate (4.21% at December 31, 2012), net of unamortized discount of $62.1 million	—	663,564
Propco Senior Notes, due June 18, 2018, interest at an increasing fixed rate (3.66% at December 31, 2012), net of unamortized discount of $97.1 million	—	527,903
Propco Revolver, due June 16, 2016, interest at a margin above LIBOR or base rate (3.40% at December 31, 2012), net of unamortized discount of $6.3 million	—	47,727
Opco and GVR joint Term Loan, due September 28, 2019, interest at a margin above LIBOR or base rate (5.50% at December 31, 2012), net of unamortized discount of $4.1 million	—	569,438
Restructured Land Loan, due June 16, 2016, interest at a margin above LIBOR or base rate (3.70% and 3.71% at March 31, 2013 and December 31, 2012, respectively), net of unamortized discount of $13.5 million and $14.3 million, respectively	96,713	94,943
Other long-term debt, weighted-average interest of 3.88% and 3.88% at March 31, 2013 and December 31, 2012, respectively, maturity dates ranging from 2014 to 2027	43,723	44,143
Total long-term debt	2,202,291	2,073,601
Current portion of long-term debt	(18,589)	(17,544)
Total long-term debt, net	$2,183,702	$2,056,057

On March 1, 2013, the Company entered into a new credit agreement with a $350 million revolving credit facility and a $1.625 billion term loan facility and issued $500 million in aggregate principal amount of 7.50% senior notes. The net proceeds of these transactions, together with cash on hand, were used to (i) repurchase all of the Company's outstanding senior notes due 2018, (ii) repurchase all amounts outstanding under the $931.3 million NP Propco LLC ("Propco") credit agreement, (iii) repay all amounts outstanding under the $575.0 million NP Opco LLC ("Opco") credit agreement, and (iv) pay associated fees and expenses. The refinancing transactions are described in more detail below.

Tender Offer

On February 14, 2013, the Company commenced a cash tender offer and consent solicitation for any and all of its existing senior notes due 2018 pursuant to which the Company offered to purchase the notes at a purchase price of $991.50 in cash, plus a $10 consent payment, per $1,000 in principal amount (the “Tender Offer”). The Tender Offer was completed and the Company repurchased all of the senior notes on March 1, 2013.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.50% Senior Notes

In March 2013, the Company issued, in a private offering, $500 million in principal amount of 7.50% senior notes due March 1, 2021 (the "7.50% Senior Notes") pursuant to an indenture, dated as of March 1, 2013 (the "Indenture"), among the Company, the guarantors party thereto (the "Guarantors") and Wells Fargo Bank, National Association, as trustee. The 7.50% Senior Notes are guaranteed by all subsidiaries of the Company other than NP Landco Holdco LLC and Fertitta Interactive and their respective subsidiaries, and MPM. Interest is due March 1 and September 1 of each year commencing September 1, 2013. Prior to March 1, 2016, the Company may redeem the 7.50% Senior Notes plus accrued and unpaid interest and a make-whole premium. Prior to March 1, 2016, the Company is also entitled to redeem up to 35% of the original aggregate principal amount of the 7.50% Senior Notes with proceeds of certain equity financings at the redemption prices specified in the Indenture.     On or after March 1, 2016, the Company may redeem all or a portion of the 7.50% Senior Notes at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest to the applicable redemption date:

Year beginning March 1,	Percentage
2016	105.625%
2017	103.750%
2018	101.875%
2019 and thereafter	100.000%

If the Company experiences certain change of control events (as defined in the Indenture), the Company must offer to repurchase the 7.50% Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest thereon to the date of repurchase.

The Indenture contains certain customary covenants limiting, among other things, the Company's ability and the ability of its subsidiaries (other than its unrestricted subsidiaries) to incur or guarantee additional debt, create liens, transfer and sell assets, merge, consolidate, or sell, transfer or otherwise dispose of all or substantially all of the Company's assets, enter into certain transactions with affiliates, engage in lines of business other than its core business and related businesses, or pay dividends or distributions (other than customary tax distributions). These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the 7.50% Senior Notes to be declared due and payable.

New Credit Facility

On March 1, 2013, the Company entered into a new credit facility, which includes a $350 million revolving credit facility (the “Revolving Credit Facility”) and a $1.625 billion term loan facility (the “Term Loan Facility” and collectively, the “New Credit Facility”).

The Term Loan Facility is fully drawn and will mature on March 1, 2020. Subject to the satisfaction of certain conditions, amounts may be borrowed under the Revolving Credit Facility, which shall be fully available at any time prior to maturity on March 1, 2018. At the Company's option, the Company has the right to increase its borrowings under the New Credit Facility in an aggregate principal amount not to exceed the greater of (a) $350 million and (b) an unlimited amount (subject to certain conditions and pro forma first lien leverage of less than or equal to 4.5x).

The interest rates under the Revolving Credit Facility are at the Company's option, either (i) LIBOR plus a margin of up to 3.50%, or (ii) a base rate plus a margin of up to 2.50% subject to a leverage based grid. The interest rates under the Term Loan Facility are at the Company's option, either (i) LIBOR plus 4.00%, or (ii) a base rate plus 3.00%; provided, however, that in no event will LIBOR be less than 1.00% over the term of the Term Loan Facility. Additionally, the Company is subject to fees of 0.50% per annum on the unused portion of the Revolving Credit Facility.

All of the Company's obligations under the New Credit Facility are guaranteed by all subsidiaries of the Company other than unrestricted subsidiaries. The New Credit Facility is secured by substantially all of the Company's current and future personal property assets and substantially all current and future personal property assets of the restricted subsidiaries and mortgages on the real property and improvements owned or leased by the following subsidiaries: NP Boulder LLC, NP Lake Mead LLC, NP Fiesta LLC, NP Palace LLC, NP Red Rock LLC, NP Santa Fe LLC, NP Sunset LLC, NP Texas LLC, and

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Station GVR Acquisition, LLC and certain after-acquired real property based on thresholds. The New Credit Facility is also secured by a pledge of all of the Company's equity.

The Company is required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the sum of the original principal amount and the aggregate amount of any increased commitments under the Term Loan Facility beginning on June 30, 2013. In addition to the scheduled principal amortization payments on the Term Loan Facility, the Company will be required to make certain mandatory prepayments on the Term Loan Facility with a portion of its excess cash flow as follows: (A)(i) 50% of excess cash flow so long as no default has occurred and its total leverage ratio is above 4.50 to 1.00 or a default has occurred and is continuing, (ii) 25% of excess cash flow so long as no default has occurred and its total leverage ratio is less than or equal to 4.50 to 1.00, or (iii) 0% of excess cash flow so long as no default has occurred and its total leverage ratio is less than or equal to 3.50 to 1.00 and (B) 100% of all net cash proceeds of asset sales or other dispositions, the issuance or incurrence of additional debt, and receipt of insurance proceeds and condemnation awards, in each case subject to certain customary carve-outs and reinvestment provisions. The Company must pay a premium if it prepays the Term Loan Facility prior to March 1, 2014.     On or after March 1, 2014, the Company may, at its option, prepay the Term Loan Facility at par.

The credit agreement governing the New Credit Facility contains a number of customary covenants that, among other things and subject to certain exceptions, restrict the Company's ability and the ability of its restricted subsidiaries to incur additional indebtedness or become a guarantor; create liens on collateral; engage in mergers, consolidations or asset dispositions; make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries or make capital expenditures. The credit agreement governing the Revolving Credit Facility under the New Credit Facility also includes requirements that the Company maintain a maximum total leverage ratio ranging from 8.00 to 1.00 in 2013 to 5.00 to 1.00 in 2017 and a minimum interest coverage ratio ranging from 2.00 to 1.00 in 2013 to 3.00 to 1.00 in 2017, provided that a default of the financial ratio covenants shall only become an event of default under the Term Loan Facility if the lenders providing the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. The testing of these financial ratio covenants began with the fiscal quarter ended March 31, 2013. At March 31, 2013, the Company was in compliance with all applicable covenants.

The credit agreement governing the New Credit Facility contains a number of customary events of default (subject to grace periods and cure rights). If any event of default occurs, the lenders under the New Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor.

The Company evaluated the refinancing transactions in accordance with the accounting standards for debt modifications and extinguishments. Because certain lenders under the 7.50% senior notes and the new credit facility were lenders under the previous debt arrangements, the Company applied the accounting guidance on a lender by lender basis. As a result of its evaluation, the Company recognized a loss on debt extinguishment of $146.8 million, primarily representing the write-off of unamortized debt discount and debt issuance costs related to the previous debt. The Company accounted for the portions of the transactions that did not meet the criteria for debt extinguishment as debt modifications.

In connection with the refinancing transactions, the Company paid $35.3 million in fees and costs, of which $22.8 million was capitalized. Unamortized debt issuance costs are included in other assets on the Company's Condensed Consolidated Balance Sheets.

Concurrently with the refinancing transactions, the Company amended its existing interest rate swap agreements. See Note 4 for additional information.

Borrowing Availability

At March 31, 2013, the Company's borrowing availability was $313.3 million under the Revolving Credit Facility, which is net of outstanding letters of credit and similar obligations totaling $36.7 million.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Derivative Instruments

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

In March 2013, the Company refinanced its existing debt under the Propco and Opco credit agreements and the Propco senior notes. In connection with the refinancing, the Company amended one of its interest rate swaps to include a minimum interest rate of 1.00% on the floating leg to match the terms of the New Credit Facility (see Note 3). The Company also amended its other interest rate swap to include a minimum interest rate of 1.00% on the floating leg to match the terms of the New Credit Facility as well as to extend the maturity and adjust the notional amount. These amendments resulted in the discontinuation of the Company's two cash flow hedging relationships that existed at the time, and as a result of the discontinuation, cumulative deferred losses of $1.1 million that had been previously recognized in other comprehensive income will be amortized as an increase to interest expense as the previously hedged interest payments continue to occur through July 2015.

As of March 31, 2013, the Company has two outstanding interest rate swaps with initial notional amounts totaling $1.1 billion, which effectively convert $1.1 billion of its floating-rate debt to a fixed rate of 6.0%. In accordance with the accounting guidance in ASC Topic 815, Derivatives and Hedging, the Company has designated the full notional amount of both of its outstanding swaps as cash flow hedges of interest rate risk. Under the terms of the swap agreements, the Company pays fixed rates ranging from 1.77% to 2.13% and receives variable rates based on one-month LIBOR (subject to a minimum of 1.00%).

For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) until the interest payments being hedged are recorded as interest expense, at which time the amounts in other comprehensive income (loss) are reclassified as an adjustment to interest expense. Gains or losses on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded as a component of change in fair value of derivative instruments in the Condensed Consolidated Statements of Operations. Ineffectiveness results from both of the Company's designated swaps having fair values other than zero at the time they were designated. For the three months ended March 31, 2013, the Company has recorded $68 thousand of such ineffectiveness.

Certain derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements, but do not meet the hedge accounting requirements. The Company records any changes in the fair value of interest rate swaps not designated in hedging relationships in change in fair value of derivative instruments in its statements of operations. Prior to the March 2013 amendment and re-designation of the interest rate swaps described above, a portion of one of the Company's interest rate swaps was not designated in a hedging relationship. For the three months ended March 31, 2013, the Company recorded a loss of $0.2 million related to the non-designated portion of its interest rate swaps. As of March 31, 2013, the Company no longer has any hedges that are not designated in cash flow hedging relationships.

The table below presents the fair value of the Company's derivative financial instruments, exclusive of any accrued interest, as well as their classification on the Condensed Consolidated Balance Sheets (amounts in thousands):

	Balance sheet classification	Fair value
		March 31, 2013	December 31, 2012
		(unaudited)
Derivatives designated as hedging instruments:
Interest rate swaps	Other long–term liabilities	$26,438	$21,140

Derivatives not designated as hedging instruments:
Interest rate swaps	Other long–term liabilities	$—	$2,746

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the effect of the Company's derivative financial instruments on the Condensed Consolidated Statements of Operations (amounts in thousands, unaudited):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2013	2012		2013	2012		2013	2012
Interest rate swaps	$4,067	$5,030	Interest expense, net	$3,107	$3,121	Change in fair value of derivative instruments	$68	$—
Losses reclassified from accumulated other comprehensive income (loss) into interest expense, net includes reclassifications of deferred losses related to discontinued cash flow hedging relationships. Approximately $13.1 million of the deferred losses included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet at March 31, 2013 is expected to be reclassified into earnings during the next twelve months.
The table below presents the effect of the Company's derivative financial instruments not designated in hedging relationships on the Condensed Consolidated Statements of Operations (amounts in thousands, unaudited):

		Amount of Loss on Derivative Instruments Recognized in Income
		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	Location of Loss on Derivative Instruments Recognized in Income	2013	2012 (a)
Interest rate swaps	Change in fair value of derivative instruments	$204	$—
____________________________________
(a) During the three months ended March 31, 2012, the Company had no derivative instruments that were not designated in hedging relationships.
As of March 31, 2013, the Company had not posted any collateral related to these interest rate swap agreements; however, the Company's obligations under the agreements are subject to the security and guarantee arrangements applicable to the related credit agreements. The swap agreements contains cross-default provisions under which the Company could be declared in default on its obligations under the agreements if certain conditions of default exist on the New Credit Facility. As of March 31, 2013, the termination value of the interest rate swaps was a net liability of $29.0 million which represents the amount the Company could have been required to pay to settle the obligations had it been in breach of the provisions of the swap arrangements.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
Assets
Available-for-sale securities (a)	$354	$354	$—	$—
Liabilities
Interest rate swaps	$26,438	$—	$26,438	$—

		Fair Value Measurement at Reporting Date Using
	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$416	$416	$—	$—
Liabilities
Interest rate swaps	$23,886	$—	$23,886	$—
____________________________________
(a) Available-for-sale securities are included in other assets in the Condensed Consolidated Balance Sheets.

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

Fair Value of Long-term Debt

The following table presents information about the estimated fair value of the Company's long-term debt compared with its carrying value (amounts in millions):

	March 31, 2013	December 31, 2012
	(unaudited)
Aggregate fair value	$2,259.9	$2,139.9
Aggregate carrying amount	2,202.3	2,073.6

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated fair value of the Company's long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

6.    Members' Equity

Changes in Equity and Noncontrolling Interests

The changes in equity and noncontrolling interest for the three months ended March 31, 2013 were as follows (amounts in thousands):

	Voting units	Non-voting units	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Station Casinos LLC members' equity (deficit)	Noncontrolling interest	Total members' equity (deficit)
Balances, December 31, 2012	$—	$—	$826,109	$(25,672)	$(6,605)	$793,832	$45,029	$838,861
Unrealized losses on interest rate swaps	—	—	—	(960)	—	(960)	—	(960)
Unrealized gain on available-for-sale securities	—	—	—	(62)	—	(62)	—	(62)
Share-based compensation	—	—	1,060	—	—	1,060	38	1,098
Capital contributions from noncontrolling interests	—	—	—	—	—	—	2,298	2,298
Redemption of noncontrolling interest	—	—	(1,499)	—	—	(1,499)	(3,101)	(4,600)
Distributions	—	—	(179)	—	—	(179)	(1,667)	(1,846)
Net loss	—	—	—	—	(140,792)	(140,792)	(1,354)	(142,146)
Balances, March 31, 2013 (unaudited)	$—	$—	$825,491	$(26,694)	$(147,397)	$651,400	$41,243	$692,643

Noncontrolling interest represents ownership interests in consolidated subsidiaries of the Company that are held by owners other than the Company. Noncontrolling interests include (a) a 50% ownership interest in MPM, (b) ownership interests of the former mezzanine lenders and former unsecured creditors of Station Casinos, Inc. who hold warrants to purchase stock in CV Propco LLC and NP Tropicana LLC, and (c) minority ownership interests in Fertitta Interactive.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows (amounts in thousands):

	Three Months Ended March 31,
	2013			2012
	Unrealized losses on interest rate swaps	Unrealized gain (loss) on available-for-sale securities	Total	Unrealized losses on interest rate swaps	Unrealized gain (loss) on available-for-sale securities	Total
Balance at beginning of year	$(25,778)	$106	$(25,672)	$(20,047)	$(107)	$(20,154)
Other comprehensive income before reclassifications:
Deferred losses on interest rate swaps	(4,067)	—	(4,067)	(5,030)	—	(5,030)
Unrealized (loss) gain on available-for-sale securities	—	(62)	(62)	—	69	69
	(4,067)	(62)	(4,129)	(5,030)	69	(4,961)
Deferred losses on interest rate swaps reclassified into income	3,107	—	3,107	3,121	—	3,121
Other comprehensive (loss) income for the period, net	(960)	(62)	(1,022)	(1,909)	69	(1,840)
Balance at end of period	$(26,738)	$44	$(26,694)	$(21,956)	$(38)	$(21,994)

The deferred losses on interest rate swaps reclassified out of accumulated other comprehensive loss are included in interest expense, net on the Condensed Consolidated Statements of Operations.

7.    Write-downs and Other Charges, Net
Write-downs and other charges, net consisted of the following (amounts in thousands, unaudited):

	Three Months Ended March 31,
	2013	2012
Loss on disposal of assets, net	$878	$19
Severance expense	911	306
Other charges	724	126
Write-downs and other charges, net	$2,513	$451

8.    Commitments and Contingencies

In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food purchased for use in complimentary meals provided to patrons and employees is not subject to Nevada use tax. The Company has filed refunds for the periods from March 2000 through February 2008, and began claiming this exemption on its sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision. The amount subject to these refunds is approximately $15.6 million plus interest. The Department of Taxation subsequently audited the Company and issued a sales tax deficiency on the cost of food used in complimentary meals provided to patrons and employees for the period March 2000 through February 2008. On July 9, 2012, a Nevada Administrative Law Judge concluded that the State's sales tax deficiency for the Company's complimentary meals provided to patrons and employees for the period March 2000 through February 2008 will be allowed, but only to the extent of use tax previously paid for these meals. The Administrative Law Judge did award the Company a refund of approximately $0.7 million of use tax paid on certain non-gaming related promotional meals. The Company appealed the decision. On October 1, 2012, the Nevada Tax Commission upheld the Administrative Law Judge's decision. The Company has appealed that portion of the decision that denied the refund.

The Department of Taxation has issued a regulation that as of February 15, 2012, complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. On June 25, 2012 the Nevada Tax Commission adopted the Department of Taxation's regulation. The Department of Taxation has issued guidance delaying the payment of this sales tax until the earlier of (1) approval of the regulation by the Legislative Commission, (2) affirmation by the Nevada Supreme Court, (3) the effective date of relevant legislation or (4) June 30, 2013. As of March 31, 2013, the Company has accrued a liability for the estimated amount of sales tax on complimentary food and employee meals for the period February 15, 2012 through March 31, 2013.
The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome, and litigation inherently involves significant costs.

9.    Management Fee Revenue

The Company holds a 50% interest in MPM, which manages the Gun Lake Casino in Allegan County, Michigan, on behalf of the Match–E–Be–Nash–She–Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe. Gun Lake Casino, which opened in February 2011, is located on approximately 147 acres on U.S. Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan, and includes approximately 1,500 slot machines, 28 table games and various dining options. The Seventh Amended and Restated Management Agreement dated January 3, 2013 (the “Gun Lake Management Agreement”) has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. MPM's management fee revenue from Gun Lake Casino included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 totaled $8.2 million and $7.6 million, respectively. Pursuant to the terms of the MPM operating agreement, the Company's portion of the management fee is 50% of the first $24 million of management fees, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million, each calculated on an annual basis. In addition, the Company is the managing partner of Barley's Casino & Brewing Company ("Barley's"), The Greens Gaming and Dining ("The Greens") and Wildfire Casino & Lanes ("Wildfire Lanes") and receives a management fee equal to 10% of earnings before interest, taxes depreciation and amortization from those properties. Management fee revenue for the three months ended March 31, 2013 also includes $1.5 million in reimbursable payroll costs, primarily related to the Graton project.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10 .    Condensed Consolidating Financial Information

As described in Note 3—Long-term Debt, in March 2013 the Company issued the 7.50% Senior Notes, which are guaranteed by the Guarantors. The following condensed consolidating financial statements present information about the Company, the Guarantors and the non-guarantor subsidiaries. These condensed consolidating financial statements are presented in the provided form because (i) the Guarantors are wholly owned subsidiaries of the Company (the issuer of the Senior Notes), and (ii) the guarantees are joint and several; however, such guarantees are not joint and several on a full and unconditional basis as the guarantees may be released under certain circumstances customary for such arrangements.
CONDENSED CONSOLIDATING BALANCE SHEETS MARCH 31, 2013 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,226	$93,568	$4,361	$—	$102,155
Restricted cash	1,067	357	—	—	1,424
Receivables, net	1,178	26,946	4,652	(405)	32,371
Intercompany receivables	302,993	—	—	(302,993)	—
Inventories	10	8,248	191	—	8,449
Prepaid gaming tax	—	19,494	102	—	19,596
Prepaid expenses and other current assets	5,104	7,134	390	—	12,628
Total current assets	314,578	155,747	9,696	(303,398)	176,623

Property and equipment, net	44,808	2,130,182	18,316	—	2,193,306
Goodwill	1,234	193,898	5,562	—	200,694
Intangible assets, net	1,045	146,581	57,327	—	204,953
Land held for development	—	121,100	99,020	—	220,120
Investments in joint ventures	—	9,792	—	—	9,792
Native American development costs	—	3,940	—	—	3,940
Investments in subsidiaries	2,430,347	64,234	—	(2,494,581)	—
Other assets, net	41,657	23,136	415	—	65,208
Total assets	$2,833,669	$2,848,610	$190,336	$(2,797,979)	$3,074,636

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$1,082	$14,425	$570	$—	$16,077
Accrued interest payable	9,653	11	34	—	9,698
Accrued expenses and other current liabilities	10,590	99,740	3,295	(405)	113,220
Current portion of long-term debt	18,026	552	11	—	18,589
Intercompany payables	—	302,745	248	(302,993)	—
Total current liabilities	39,351	417,473	4,158	(303,398)	157,584

Long-term debt, less current portion	2,083,036	3,941	96,725	—	2,183,702
Deficit investment in joint venture	—	2,319	—	—	2,319

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (continued) MARCh 31, 2013 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Interest rate swaps and other long-term liabilities, net	18,639	15,149	4,600	—	38,388
Total liabilities	2,141,026	438,882	105,483	(303,398)	2,381,993

Members' equity:
Total Station Casinos LLC members' equity	651,400	2,377,985	43,610	(2,421,595)	651,400
Noncontrolling interest	41,243	31,743	41,243	(72,986)	41,243
Total members' equity	692,643	2,409,728	84,853	(2,494,581)	692,643
Total liabilities and members' equity	$2,833,669	$2,848,610	$190,336	$(2,797,979)	$3,074,636

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2012 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,841	$121,840	$4,199	$—	$128,880
Restricted cash	1,571	409	—	—	1,980
Receivables, net	888	27,894	3,755	(1,606)	30,931
Intercompany receivables	—	194,982	—	(194,982)	—
Inventories	9	7,739	190	—	7,938
Prepaid gaming tax	—	18,228	187	—	18,415
Prepaid expenses and other current assets	2,850	5,879	379	—	9,108
Total current assets	8,159	376,971	8,710	(196,588)	197,252

Property and equipment, net	46,386	2,147,751	18,326	—	2,212,463
Goodwill	1,234	193,898	5,562	—	200,694
Intangible assets, net	1,045	147,347	60,284	—	208,676
Land held for development	—	121,100	99,020	—	220,120
Investments in joint ventures	—	9,629	—	—	9,629
Native American development costs	—	3,255	—	—	3,255
Investments in subsidiaries	2,406,278	69,671	—	(2,475,949)	—
Other assets, net	7,925	38,511	418	—	46,854
Total assets	$2,471,027	$3,108,133	$192,320	$(2,672,537)	$3,098,943

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (continued) DECEMBER 31, 2012 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$892	$18,965	$1,774	$—	$21,631
Accrued interest payable	5,175	2,797	11	—	7,983
Accrued expenses and other current liabilities	8,397	112,350	4,396	(1,606)	123,537
Current portion of long-term debt	11,231	6,301	12	—	17,544
Intercompany payables	194,698	—	284	(194,982)	—
Total current liabilities	220,393	140,413	6,477	(196,588)	170,695

Long-term debt, less current portion	1,393,469	567,628	94,960	—	2,056,057
Deficit investment in joint venture	—	2,356	—	—	2,356
Interest rate swaps and other long-term liabilities, net	18,304	12,670	—	—	30,974
Total liabilities	1,632,166	723,067	101,437	(196,588)	2,260,082

Members' equity:
Total Station Casinos LLC members' equity	793,832	2,349,537	45,854	(2,395,391)	793,832
Noncontrolling interest	45,029	35,529	45,029	(80,558)	45,029
Total members' equity	838,861	2,385,066	90,883	(2,475,949)	838,861
Total liabilities and members' equity	$2,471,027	$3,108,133	$192,320	$(2,672,537)	$3,098,943

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$219,016	$1,841	$—	$220,857
Food and beverage	—	60,515	170	—	60,685
Room	—	26,522	750	—	27,272
Other	13	15,151	2,862	(2,182)	15,844
Management fees	—	1,286	8,554	—	9,840
Gross revenues	13	322,490	14,177	(2,182)	334,498
Promotional allowances	—	(22,583)	(124)	—	(22,707)
Net revenues	13	299,907	14,053	(2,182)	311,791

Operating costs and expenses:
Casino	—	84,153	666	—	84,819
Food and beverage	—	41,727	41	—	41,768
Room	—	10,639	494	—	11,133
Other	—	4,451	1,708	—	6,159
Selling, general and administrative	228	65,679	6,764	(2,182)	70,489
Development and preopening	13	127	—	—	140
Depreciation and amortization	784	30,403	4,144	—	35,331
Management fee expense	—	11,482	264	—	11,746
Write-downs and other charges, net	428	2,081	4	—	2,513
	1,453	250,742	14,085	(2,182)	264,098

Operating (loss) income	(1,440)	49,165	(32)	—	47,693
Earnings (losses) from subsidiaries	28,764	(1,205)	—	(27,559)	—
Earnings from joint ventures	—	519	—	—	519
Operating income (loss) and earnings (losses) from subsidiaries and joint ventures	27,324	48,479	(32)	(27,559)	48,212

Other expense:
Interest expense, net	(33,951)	(6,687)	(2,661)	—	(43,299)
Loss on debt extinguishment	(135,271)	(11,516)	—	—	(146,787)
Change in fair value of derivative instruments	(248)	(24)	—	—	(272)
Net (loss) income	(142,146)	30,252	(2,693)	(27,559)	(142,146)
Less: net loss applicable to noncontrolling interest	(1,354)	(1,354)	(1,354)	2,708	(1,354)
Net (loss) income applicable to Station Casinos LLC members	$(140,792)	$31,606	$(1,339)	$(30,267)	$(140,792)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$228,264	$1,915	$—	$230,179
Food and beverage	—	60,787	162	—	60,949
Room	—	27,094	764	—	27,858
Other	5	14,867	2,429	(868)	16,433
Management fees	—	171	7,594	—	7,765
Gross revenues	5	331,183	12,864	(868)	343,184
Promotional allowances	—	(24,864)	(121)	—	(24,985)
Net revenues	5	306,319	12,743	(868)	318,199

Operating costs and expenses:
Casino	—	87,466	696	—	88,162
Food and beverage	—	42,249	45	—	42,294
Room	—	10,439	441	—	10,880
Other	—	4,638	1,237	—	5,875
Selling, general and administrative	(45)	68,105	2,813	(868)	70,005
Development and preopening	—	55	—	—	55
Depreciation and amortization	657	26,907	3,137	—	30,701
Management fee expense	—	11,683	98	—	11,781
Write-downs and other charges, net	(7)	457	1	—	451
	605	251,999	8,468	(868)	260,204

Operating (loss) income	(600)	54,320	4,275	—	57,995
Earnings from subsidiaries	44,501	3,304	—	(47,805)	—
Earnings from joint ventures	—	545	—	—	545
Operating (loss) income and earnings from subsidiaries and joint ventures	43,901	58,169	4,275	(47,805)	58,540

Other expense:
Interest expense, net	(34,981)	(12,047)	(2,592)	—	(49,620)
Net income	8,920	46,122	1,683	(47,805)	8,920
Less: net income applicable to noncontrolling interest	2,086	2,086	2,086	(4,172)	2,086
Net income (loss) applicable to Station Casinos LLC members	$6,834	$44,036	$(403)	$(43,633)	$6,834

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2013 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(142,146)	$30,252	$(2,693)	$(27,559)	$(142,146)
Other comprehensive (loss) income:
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(4,067)	(2,581)	—	2,581	(4,067)
Less: Reclassification of unrealized loss on interest rate swaps into operations	3,107	937	—	(937)	3,107
Unrealized loss on interest rate swaps, net	(960)	(1,644)	—	1,644	(960)
Unrealized loss on available–for–sale securities	(62)	—	—	—	(62)
Comprehensive (loss) income	(143,168)	28,608	(2,693)	(25,915)	(143,168)
Less: comprehensive loss attributable to noncontrolling interests	(1,354)	(1,354)	(1,354)	2,708	(1,354)
Comprehensive (loss) income attributable to Station Casinos LLC members	$(141,814)	$29,962	$(1,339)	$(28,623)	$(141,814)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2012 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$8,920	$46,122	$1,683	$(47,805)	$8,920
Other comprehensive income:
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(5,030)	(1,313)	—	1,313	(5,030)
Less: Reclassification of unrealized loss on interest rate swaps into operations	3,121	355	—	(355)	3,121
Unrealized loss on interest rate swaps, net	(1,909)	(958)	—	958	(1,909)
Unrealized gain on available–for–sale securities	69	—	—	—	69
Comprehensive income	7,080	45,164	1,683	(46,847)	7,080
Less: comprehensive income attributable to noncontrolling interests	2,086	2,086	2,086	(4,172)	2,086
Comprehensive income (loss) attributable to Station Casinos LLC members	$4,994	$43,078	$(403)	$(42,675)	$4,994

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2013 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(142,146)	$30,252	$(2,693)	$(27,559)	$(142,146)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	784	30,403	4,144	—	35,331
Change in fair value of derivative instruments	248	24	—	—	272
Provision for doubtful accounts	—	275	58	—	333
Write–downs and other charges, net	1	1,332	—	—	1,333
(Earnings) losses from subsidiaries	(28,764)	1,205	—	27,559	—
Amortization of debt discount and debt issuance costs	10,321	1	840	—	11,162
Interest — paid in kind	—	—	993	—	993
Share–based compensation	—	1,060	30	—	1,090
Earnings from joint ventures	—	(519)	—	—	(519)
Distributions from joint ventures	—	291	—	—	291
Loss on extinguishment of debt	135,271	11,516	—	—	146,787
Changes in assets and liabilities:
Restricted cash	504	52	—	—	556
Receivables, net	(290)	(528)	(955)	—	(1,773)
Inventories and prepaid expenses	(2,255)	(3,030)	73	—	(5,212)
Accounts payable	190	(4,540)	(1,236)	—	(5,586)
Accrued interest payable	7,221	(3,039)	23	—	4,205
Accrued expenses and other current liabilities	2,332	4,297	(1,216)	—	5,413
Intercompany receivables and payables	(514,043)	514,147	(104)	—	—
Other, net	2,921	266	6	—	3,193
Net cash (used in) provided by operating activities	(527,705)	583,465	(37)	—	55,723
Cash flows from investing activities:
Capital expenditures, net of related payables	(65)	(28,578)	(377)	—	(29,020)
Proceeds from sale of property and equipment	30	145	—	—	175
Distributions in excess of earnings from joint ventures	—	27	—	—	27
Distributions from subsidiaries	5,532	1,667	—	(7,199)	—
Native American development costs	—	(685)	—	—	(685)
Investment in subsidiaries	—	(2,262)	—	2,262	—
Other, net	—	(350)	(582)	—	(932)
Net cash provided by (used in) investing activities	5,497	(30,036)	(959)	(4,937)	(30,435)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued) FOR THE THREE MONTHS ENDED MARCH 31, 2013 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from financing activities:
Proceeds from issuance of 7.50% Senior Notes	499,935	—	—	—	499,935
Repayment of Propco senior notes due 2018	(625,000)	—	—	—	(625,000)
Borrowings under credit agreement with original maturity dates greater than three months	1,611,622	—	—	—	1,611,622
Payments under credit agreements with original maturity dates of three months or less, net	(5,000)	—	—	—	(5,000)
Payments under credit agreements with original maturity dates greater than three months	(924,644)	(573,562)	(65)	—	(1,498,271)
Distributions to members and noncontrolling interests	(179)	(5,532)	(3,334)	7,199	(1,846)
Debt issuance costs	(32,724)	(2,607)	—	—	(35,331)
Payments on other debt	(417)	—	(3)	—	(420)
Capital contributions from members	—	—	2,262	(2,262)	—
Capital contributions from noncontrolling interests	—	—	2,298	—	2,298
Net cash provided by (used in) financing activities	523,593	(581,701)	1,158	4,937	(52,013)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	1,385	(28,272)	162	—	(26,725)
Balance, beginning of period	2,841	121,840	4,199	—	128,880
Balance, end of period	$4,226	$93,568	$4,361	$—	$102,155

Supplemental cash flow disclosures:
Cash paid for interest	$14,408	$8,568	$—	$—	$22,976
Non-cash investing and financing activities:
Change in property and equipment included in accrued expenses and other current liabilities	$93	$6,582	$389	$—	$7,064
Issuance of note payable with option by Fertitta Interactive in exchange for redemption of noncontrolling interest	$—	$—	$4,600	$—	$4,600

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2012 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$8,920	$46,122	$1,683	$(47,805)	$8,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	657	26,907	3,137	—	30,701
Provision for doubtful accounts	—	453	106	—	559
Write–downs and other charges, net	(7)	26	—	—	19
Earnings from subsidiaries	(44,501)	(3,304)	—	47,805	—
Amortization of debt discount and debt issuance costs	15,615	3,258	707	—	19,580
Interest — paid in kind	—	—	1,017	—	1,017
Earnings from joint ventures	—	(545)	—	—	(545)
Changes in assets and liabilities:
Restricted cash	(8)	27	—	—	19
Receivables, net	(666)	(3,689)	(316)	—	(4,671)
Inventories and prepaid expenses	689	(4,046)	(31)	—	(3,388)
Accounts payable	1,593	(958)	(378)	—	257
Accrued interest payable	5,832	(188)	(1)	—	5,643
Accrued expenses and other current liabilities	(326)	8,520	452	—	8,646
Intercompany receivables and payables	47,503	(47,550)	47	—	—
Other, net	—	321	409	—	730
Net cash provided by operating activities	35,301	25,354	6,832	—	67,487

Cash flows from investing activities:
Capital expenditures, net of related payables	(413)	(9,984)	(75)	—	(10,472)
Proceeds from sale of property and equipment	9	23	—	—	32
Distributions in excess of earnings from joint ventures	—	449	—	—	449
Distributions from subsidiaries	3,139	3,031	—	(6,170)	—
Native American development costs	—	(2,766)	—	—	(2,766)
Other, net	(497)	(957)	2	—	(1,452)
Net cash provided by (used in) investing activities	2,238	(10,204)	(73)	(6,170)	(14,209)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued) FOR THE THREE MONTHS ENDED MARCH 31, 2012 (amounts in thousands, unaudited)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from financing activities:
Payments under credit agreements with original maturities of three months or less, net	(200)	(5,600)	—	—	(5,800)
Payments under credit agreements with original maturities greater than three months	(34,200)	(4,701)	(277)	—	(39,178)
Distributions to members	(48)	(3,139)	(6,079)	6,170	(3,096)
Debt issuance costs	(301)	(23)	—	—	(324)
Payments on other debt	(366)	—	(282)	—	(648)
Net cash used in financing activities	(35,115)	(13,463)	(6,638)	6,170	(49,046)
Cash and cash equivalents:
Increase in cash and cash equivalents	2,424	1,687	121	—	4,232
Balance, beginning of period	(2,420)	93,774	2,308	—	93,662
Balance, end of period	$4	$95,461	$2,429	$—	$97,894

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$13,533	$8,719	$—	$—	$22,252
Non-cash investing and financing activities:
Change in property and equipment included in accrued expenses and other current liabilities	$—	$2,425	$—	$—	$2,425

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
We also hold a majority ownership interest in Fertitta Interactive which launched its real money online gaming operations under the Ultimate Gaming brand on April 30, 2013. We have made a significant investment in Fertitta Interactive and we expect that we will continue to make significant capital contributions to support its business strategy. Online gaming is a new and rapidly evolving industry, and while we remain optimistic about the future of this business and the potential expansion into other states which may legalize online gaming, there can be no assurance that Fertitta Interactive will achieve profitability or that we will be able to recover our investment.

Our operating results are greatly dependent on the level of gaming revenue generated at our properties. A substantial portion of our operating income is generated from our gaming operations, primarily from slot machine play. We use our non-gaming revenue departments, including food and beverage, room, spa and entertainment, to drive customer traffic to our properties. The majority of our revenue is cash-based and as a result, fluctuations in our revenue have a direct impact on our cash flows from operations. Management fee revenue is primarily related to the management fees we receive from Gun Lake Casino. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund capital expenditures and provide excess cash for future development.
Results of Operations
The following table presents information about our consolidated revenues and expenses (dollars in thousands):

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

	Three Months Ended March 31,		Percent change
	2013	2012
Net revenues	$311,791	$318,199	(2.0)%
Management fee revenue	9,840	7,765	26.7%
Operating income	47,693	57,995	(17.8)%

Casino revenues	220,857	230,179	(4.0)%
Casino expenses	84,819	88,162	(3.8)%
Margin	61.6%	61.7%

Food and beverage revenues	$60,685	$60,949	(0.4)%
Food and beverage expenses	41,768	42,294	(1.2)%
Margin	31.2%	30.6%

Room revenues	$27,272	$27,858	(2.1)%
Room expenses	11,133	10,880	2.3%
Margin	59.2%	60.9%

Other revenues	$15,844	$16,433	(3.6)%
Other expenses	6,159	5,875	4.8%

Selling, general and administrative	$70,489	$70,005	0.7%
Percent of net revenues	22.6%	22.0%

Depreciation and amortization	35,331	30,701	15.1%
Management fee expense	11,746	11,781	(0.3)%
Write-downs and other charges, net	2,513	451	n/m
Earnings from joint ventures	519	545	(4.8)%
Interest expense, net	43,299	49,620	(12.7)%
Loss on extinguishment of debt	146,787	—	n/m
Change in fair value of derivative instruments	(272)	—	n/m
Net (loss) income attributable to noncontrolling interest	(1,354)	2,086	n/m
______________________________
n/m = Not meaningful

Net Revenues. Consolidated net revenues for the three months ended March 31, 2013 decreased by 2.0%, to $311.8 million as compared to $318.2 million for the three months ended March 31, 2012. We believe the year over year decrease in revenues is partially due to the negative impact on the discretionary spending of our patrons resulting from the January 2013 expiration of the federal payroll tax cut. In addition, the prior year period included one extra day of activity as a result of the leap year.
Operating Income. Consolidated operating income was $47.7 million for the three months ended March 31, 2013 as compared to $58.0 million for the three months ended March 31, 2012. The decrease in consolidated operating income is primarily the result of decreased casino profitability, costs related to Fertitta Interactive, and an increase in depreciation expense, all as described below.
Casino.  Casino revenues decreased 4.0% to $220.9 million for the three months ended March 31, 2013 as compared to $230.2 million for the three months ended March 31, 2012. The $9.3 million decrease is primarily due to decreased casino volume at our properties. Casino expenses decreased by 3.8% for the three months ended March 31, 2013 compared to the same period in the prior year, due to the decline in revenues, as well as cost saving measures across most categories of casino expenses.
Food and Beverage.   Food and beverage revenues decreased slightly for the three months ended March 31, 2013 as compared to the prior year period, primarily driven by decreased beverage revenues. Several bars and lounges were closed for conversion or remodeling during the current year period. Food revenues increased slightly during the current year period, driven by improvements in the number of restaurant guests served and the average guest check, which partially offset the decrease in beverage revenues. Food and beverage expenses decreased slightly for the three months ended March 31, 2013 as compared to the prior year period due to cost saving measures and the decreased beverage volume.
Room.  The following table presents key information about our hotel operations:

	Three Months Ended March 31,		Percent Change
	2013	2012
Occupancy	87.8%	87.8%	—%
Average daily rate	$76	$77	(1.3)%
Revenue per available room	$66	$67	(1.3)%

Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by total rooms available. Average daily rate ("ADR") is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms. Revenue per available room is calculated by dividing total room revenue by total rooms available.

Room revenues decreased 2.1% for the three months ended March 31, 2013 as compared to the same period in the prior year as a result of a slight decrease in ADR, while occupancy remained flat as compared to the prior year period. Room expenses increased 2.3% for the three months ended March 31, 2013 compared to room expenses for the same period in the prior year.
Other.  Other revenues primarily include revenues from gift shops, bowling, entertainment, leased outlets and spas. Other revenues were $15.8 million for the three months ended March 31, 2013 compared to $16.4 million for the three months ended March 31, 2012. The decrease in other revenues primarily relates to leased outlets. Other expenses increased slightly to $6.2 million for the three months ended March 31, 2013 as compared to $5.9 million for the prior year period.
Management Fee Revenue.  Our management fee revenue primarily represents fees earned by our 50% owned consolidated investee, MPM, for the management of Gun Lake Casino, which opened in February 2011. MPM is a variable interest entity and required to be consolidated. MPM receives a management fee equal to 30% of Gun Lake Casino's net income (as defined in the management agreement). In addition, we are the managing partner of Barley's, The Greens and Wildfire Lanes and receive management fees equal to 10% of earnings before interest, taxes, depreciation and amortization ("EBITDA") from these properties. For the three months ended March 31, 2013, management fee revenue increased to $9.8 million as compared to $7.8 million in the prior year periods primarily due to improved operating results at Gun Lake Casino. Management fee revenue for the three months ended March 31, 2013 also includes $1.5 million in reimbursable payroll costs, primarily related to the Graton project.

Selling, General and Administrative ("SG&A").  SG&A expense for the three months ended March 31, 2013 increased slightly to $70.5 million as compared to $70.0 million for the prior year period. The increase is due to $2.6 million of SG&A expense of Fertitta Interactive, which we acquired in November 2012, as well as $1.1 million of profit unit expense and $1.5 million in reimbursable expenses related to Native American properties we manage pursuant to management agreements, partially offset by cost saving measures. Excluding Fertitta Interactive and the reimbursed expenses, SG&A expense for the three months ended March 31, 2013 decreased by approximately 5% as compared to the prior year period.
Depreciation and Amortization.  Depreciation and amortization expense for the three months ended March 31, 2013 was $35.3 million compared to $30.7 million for the prior year period. The increase in depreciation and amortization is due primarily to shorter lived capital expenditures placed into service during the last twelve months. In addition, the acquisition of Fertitta Interactive resulted in a $1.0 million increase in amortization expense for the three months ended March 31, 2013 as compared to the prior year period.
Management Fee Expense.  We have long-term management agreements with affiliates of Fertitta Entertainment to manage our properties. Under the management arrangements, we pay a base fee equal to two percent of gross revenues and an incentive fee equal to five percent of positive EBITDA (as defined in the agreements) for each of our managed properties. Management fee expense for the three months ended March 31, 2013 and 2012 was $11.7 million and $11.8 million, respectively.
Write-downs and Other Charges, Net. Write-downs and other charges, net includes charges related to non-routine transactions such as losses on asset disposals, severance expense, legal settlements and other non-routine charges. For the three months ended March 31, 2013, write-downs and other charges, net increased to $2.5 million as compared to $0.5 million in the prior year period due to increases in losses on asset disposals, severance and lease termination costs.
Earnings From Joint Ventures.  We hold 50% investments in Barley's, The Greens, Wildfire Lanes and Losee Elkhorn Properties, LLC, which we account for using the equity method. Our earnings from these investments totaled $0.5 million for the three months ended March 31, 2013 and 2012, respectively.
Interest Expense, Net.  Interest expense, net, for the three months ended March 31, 2013 was $43.3 million as compared to $49.6 million for the same period in the prior year. The decrease in interest expense is primarily due to lower debt discount and debt issuance cost amortization during the current year period. We refinanced approximately $2.1 billion of our long-term debt during the first quarter of 2013, the majority of which was accounted for as a debt extinguishment, and as a result, our debt discount and debt issuance costs have decreased significantly.
Loss on Extinguishment of Debt. During the three months ended March 31, 2013, we recognized a $146.8 million loss on debt extinguishment related to the refinancing of our senior notes and the Propco and Opco credit facilities, primarily representing the write-off of unamortized debt discount and debt issuance costs related to the previous debt. See Liquidity and Capital Resources — Refinancing Transactions below for additional information about the refinancing transactions.
Change in Fair Value of Derivative Instruments. Changes in fair value of derivative instruments represents fair value changes for the ineffective portion of designated interest rate swaps and any interest rate swaps not designated in hedging relationships. Fluctuations in interest rates can cause the fair value of our interest rate swaps to change each reporting period.
At December 31, 2012, we had two interest rate swaps which effectively converted a portion of our floating-rate debt to a fixed rate. A portion of one of these swaps was designated in a hedging relationship, and the other swap was designated in a hedging relationship, but had a small amount of ineffectiveness. In connection with the refinancing transactions in March 2013, we amended our interest rate swaps to more closely match the terms of the new credit arrangement. These amendments resulted in the discontinuation of the two existing cash flow hedging relationships, and accordingly, cumulative deferred losses totaling $1.1 million that had been recognized in other comprehensive income will be amortized as an increase to interest expense as the previously hedged interest payments continue to occur through July 2015. The amended interest rate swaps, which have been designated as cash flow hedges, effectively convert $1.1 billion of our variable-rate debt to a fixed rate of 6.0%.
For the three months ended March 31, 2013, amortization of the deferred losses on discontinued cash flow hedging relationships increased our interest expense by $2.7 million. In addition, we recognized losses totaling $0.3 million related to changes in the fair value of the undesignated and ineffective portions of the interest rate swaps prior to the amendment and the ineffective portions of the swaps after the amendment.

Net (Loss) Income Attributable to Noncontrolling Interest. For the three months ended March 31, 2013, the portion of consolidated net loss attributable to noncontrolling interest was a net loss of $1.4 million, which includes $2.0 million in net losses attributable to noncontrolling interests of Fertitta Interactive, partially offset by net income of $0.6 million attributable to noncontrolling interests of MPM. For the three months ended March 31, 2012, net income attributable to noncontrolling interests was $2.1 million, representing net income attributable to the noncontrolling members of MPM.

Liquidity and Capital Resources
The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, the risks described in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.
Capital Resources
At March 31, 2013, we had $102.2 million in cash and cash equivalents, which is primarily used for the day-to-day operations of our properties. At March 31, 2013, our borrowing availability was $313.3 million under our revolving credit facility, which is net of outstanding letters of credit and similar obligations totaling $36.7 million. Our restricted cash totaled $1.4 million at March 31, 2013, primarily representing escrow balances related to the June 2011 restructuring transactions.
Our primary cash requirements for the remainder of 2013 are expected to include (i) principal and interest payments on our indebtedness, which includes interest from our cash flow hedges, totaling $14.1 million and $92.2 million, respectively, (ii) approximately $55 million to $60 million for maintenance and other capital expenditures and investments, including investments to support the operations of Fertitta Interactive, and (iii) payments totaling approximately $1.7 million related to our existing and potential Native American projects. Our cash flow may be affected by a variety of factors, many of which are outside our control, including regulatory issues, competition, financial markets and other general business conditions. We believe that cash flows from operations, available borrowings under our credit agreement and existing cash balances will be adequate to satisfy our anticipated uses of capital for the foreseeable future, and we are continually evaluating our liquidity position and our financing needs. We cannot provide assurance, however, that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.
Refinancing Transactions
On March 1, 2013, we entered into a new credit agreement with a $350 million revolving credit facility and a $1.625 billion term loan facility, and we issued $500 million in aggregate principal amount of 7.50% Senior Notes. We used the proceeds to repay all amounts outstanding under the Propco and Opco credit agreements, to repurchase all of our outstanding senior notes due 2018, and to pay associated fees and expenses. These transactions are described in more detail below.

Tender Offer. On February 14, 2013, we commenced a cash tender offer and consent solicitation for any and all of our senior notes due 2018 pursuant to which we offered to repurchase the notes at a purchase price of $991.50 in cash, plus a $10.00 consent payment, per $1,000 in principal amount. We completed the tender offer and repurchased all of the senior notes on March 1, 2013.

7.50% Senior Notes. On March 1, 2013, we issued, in a private offering, $500 million in aggregate principal amount of 7.50% Senior Notes due March 1, 2021 (the "Indenture"). Interest is due March 1 and September 1 of each year commencing September 1, 2013. On or after March 1, 2016, we may redeem the 7.50% Senior Notes, in whole or in part, at the redemption prices specified in the Indenture. Prior to March 1, 2016, we may redeem the 7.50% Senior Notes plus accrued and unpaid interest, and a make-whole premium. Prior to March 1, 2016, we are also entitled to redeem up to $175 million of 7.50% Senior Notes with proceeds of certain equity financings at the redemption prices specified in the Indenture.

The 7.50% Senior Notes are guaranteed by our existing and future restricted subsidiaries that guarantee our obligations under the New Credit Facility.

If we experience certain change of control events (as defined in the Indenture), we must offer to repurchase the 7.50% Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount of 7.50% Senior Notes plus accrued and unpaid interest to the date of repurchase.

The Indenture contains certain customary covenants limiting, among other things, our ability and the ability of our restricted subsidiaries, which includes all of our operating properties in the Las Vegas area, to incur or guarantee additional debt, create liens, transfer and sell assets, merge, consolidate, sell, transfer or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and engage in lines of business other than our core business and related businesses, and our restricted subsidiaries' ability to pay dividends or distributions (other than customary tax distributions). These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for events of default which would permit or require the principal and accrued interest on the 7.50% Senior Notes to be declared due and payable.

New Credit Facility. On March 1, 2013, we entered into the New Credit Facility, which includes a $1.625 billion term loan (the “Term Loan Facility”) and a $350 million revolving credit facility.

The Term Loan Facility is fully drawn and will mature on March 1, 2020. Subject to the satisfaction of certain conditions, amounts may be borrowed under the Revolving Credit Facility, which will be fully available at any time prior to maturity on March 1, 2018. At our option and upon compliance with certain conditions, we have the right to increase our borrowings under the New Credit Facility in an aggregate total principal amount not to exceed the greater of (a) $350.0 million or (b) an unlimited amount (subject to certain conditions and to pro forma first lien leverage of less than or equal to 4.50x).

The interest rate on the Term Loan Facility is at our option, either (i) LIBOR plus 4.00%, or (ii) a base rate plus 3.00%; with a minimum LIBOR rate of 1.00%. The interest rate on the Revolving Credit Facility is at our option, either (i) LIBOR plus a margin up to 3.50%, or (ii) a base rate plus a margin up to 2.50%, subject to a leverage based grid. We are also required to pay a fee of 0.50% per annum on the unused portion of the Revolving Credit Facility.

The New Credit Facility is secured by substantially all of our personal property assets and substantially all personal property assets of the restricted subsidiaries and mortgages on certain real property. The New Credit Facility is also secured by a pledge of all of our equity. Borrowings under the New Credit Facility are guaranteed by all of our existing and future subsidiaries other than those that we designate as unrestricted subsidiaries.

We will be required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the sum of the original principal amount under the Term Loan Facility and the aggregate amount of any increased commitments under the Term Loan Facility beginning on June 30, 2013. In addition to the scheduled principal payments on the Term Loan Facility, we will be required to make certain mandatory prepayments on the Term Loan Facility with a portion of our excess cash flow as follows: (A)(i) 50% of excess cash flow so long as our total leverage ratio is above 4.50 to 1.00 or a default has occurred and is continuing, (ii) 25% of excess cash flow so long as no default has occurred and our total leverage ratio is less than or equal to 4.50 to 1.00 but greater than 3.50 to 1.00, or (iii) 0.0% of excess cash flow so long as no default has occurred and our total leverage ratio is less than or equal to 3.50 to 1.00, and (B) 100% of all net cash proceeds of asset sales or other dispositions, the issuance or incurrence of additional debt, and the receipt of insurance proceeds and condemnation awards, in each case subject to certain customary carve-outs and reinvestment provisions.

We must pay a premium if we prepay the Term Loan Facility prior to March 1, 2014. On or after March 1, 2014, we may, at our option, prepay the Term Loan Facility at par.

The credit agreement governing the New Credit Facility contains a number of customary covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of the restricted subsidiaries to incur additional indebtedness or become a guarantor; create liens on collateral; engage in mergers, consolidations or asset dispositions; make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries or make capital expenditures. The credit agreement governing the New Credit Facility also requires that we maintain a maximum total leverage ratio and a minimum interest coverage ratio, provided that a default of the financial ratio covenants shall only become an event of default under the Term Loan Facility if the lenders providing the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. These financial ratio covenants include a maximum total leverage ratio ranging from 8.00:1.00 in 2013 to 5.00:1.00 in 2017 and a minimum interest coverage ratio of 2.00:1.00 in 2013 to 3.00:1.00 in 2017. The testing of these financial ratio covenants began with the fiscal quarter ended March 31, 2013, and at March 31, 2013, we were in compliance with all applicable covenants.

The credit agreement governing the New Credit Facility contains a number of customary events of default (subject to grace periods and cure rights). If any event of default occurs, the lenders under the New Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder.
Cash Flow Information
Following is a summary of our cash flow information (amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Cash flows provided by (used in):
Operating activities	$55,723	$67,487
Investing activities	(30,435)	(14,209)
Financing activities	(52,013)	(49,046)
Cash Flow from Operations. Our operating cash flows primarily consist of operating income generated by our properties (excluding depreciation, amortization and other non-cash charges), interest paid and changes in working capital accounts such as inventories, prepaid expenses, receivables and payables. The majority of our revenue is generated from our slot machine and table game play, which is conducted primarily on a cash basis. Our food and beverage, room and other revenue are also primarily cash-based. As a result, fluctuations in our revenues have a direct impact on our cash flow from operations. During the three months ended March 31, 2013, net cash provided by operating activities totaled $55.7 million, compared to net cash provided by operating activities of $67.5 million for the three months ended March 31, 2012. The decrease in cash provided by operating activities is primarily due to decreased profitability in our casino operations during the three months ended March 31, 2013 as compared to the prior year period as discussed under Results of Operations above, and the negative impact of normal fluctuations in working capital.
Investing Activities. During the three months ended March 31, 2013, cash paid for capital expenditures totaled $29.0 million as compared to capital expenditures of $10.5 million for the prior year period. Our capital expenditures include various remodeling projects as well as the purchase of gaming equipment, computer equipment and software. In addition, during the three months ended March 31, 2013, we paid $0.7 million in reimbursable advances to the Mono tribe for its development project, as compared to advances of $0.2 million and $2.6 million, respectively, to the Mono and the FIGR during the prior year period.
Financing Activities. During the three months ended March 31, 2013, we refinanced approximately $2.1 billion of our outstanding debt as described under Refinancing Transactions above. In connection with the refinancing, we paid debt issuance costs of approximately $35.3 million. In addition, during the three months ended March 31, 2013 we paid $0.2 million in distributions to our members, representing the members' taxes due on our results of operations.
During the three months ended March 31, 2013, our consolidated variable interest entity, MPM, paid $1.7 million in distributions to noncontrolling interest holders, and Fertitta Interactive received $2.3 million of capital contributions from noncontrolling interest holders to fund its operations.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities nor do we have any derivative arrangements other than the previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At March 31, 2013, we had outstanding letters of credit and similar obligations totaling $36.7 million.
Contractual Obligations
Except for changes related to our long-term debt and interest rate swaps resulting from the March 1, 2013 refinancing transactions, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

The following table summarizes our contractual obligations at March 31, 2013 related to long-term debt and interest rate swaps (amounts in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Long-term debt and interest rate swaps (a)	$151,173	$296,619	$408,206	$2,337,859	$3,193,857
___________________________________
(a) Includes principal and contractual interest payments on long-term debt and projected cash payments on interest rate swaps based on interest rates in effect at March 31, 2013. See Notes 3 and 4 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information related to long-term debt and derivative instruments.
Native American Development
Following is a summary of our Native American development project activity for the three months ended March 31, 2013. Additional information about these projects is included in Note 2 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and in Note 8 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012.
The Federated Indians of Graton Rancheria ("FIGR")
Construction of the FIGR casino project is proceeding on schedule and within budget. We anticipate that the project will be completed and opened for business during the fourth quarter of 2013.
We have evaluated the likelihood that the FIGR project will be successfully completed and opened, and have concluded that at March 31, 2013, the likelihood of successful completion is in the range of 95% to 100%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including the status of required regulatory approvals, and the progress being made toward the achievement of all milestones and the likelihood of successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that such changes will not be material.
North Fork Rancheria of Mono Indian Tribe ("Mono")
On February 5, 2013, the Department of the Interior ("DOI") accepted 305 acres of land into trust on behalf of the Mono for the development of the project. In connection with the DOI accepting the site into trust, the terms of the development and management agreements with the Mono were amended. Subject to the approval of the National Indian Gaming Commission ("NIGC"), the management agreement was amended to increase the management fee that we will receive from 24% to 30% of the facility's net income. The tribal-state Class III gaming compact between the State of California and the Mono remains subject to the ratification of the California legislature and the DOI must then either approve or reject the compact or otherwise allow it to become effective by operation of law. No assurances can be provided as to whether the California legislature will ratify the compact, or whether the DOI will approve the compact or otherwise allow it to become effective.
We currently estimate that construction of the facility may begin in 2014 and we estimate that the facility would be completed and opened for business approximately 18 months after construction begins. There can be no assurance, however, that the project will be completed and opened within this time frame or at all. We expect to assist the Mono in obtaining third-party financing for the project once all necessary regulatory approvals have been received and before construction has commenced, however there can be no assurance that financing for the project will be obtained on acceptable terms or at all.
Pursuant to the development agreement, we have made reimbursable advances to the Mono which are expected to be repaid from the proceeds of third-party financing or from the project's gaming revenues. At March 31, 2013, the carrying value of the advances was $3.9 million.
We have evaluated the likelihood that the Mono project will be successfully completed and opened, and have concluded that at March 31, 2013, the likelihood of successful completion is in the range of 65% to 75%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that we will recover all of our investment in the project even if it is successfully completed and opened for business.
Regulation and Taxes
We are subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future, including the NIGC, the Gun Lake Tribal Gaming Commission and the Federated Indians of Graton Rancheria Tribal Gaming Commission.

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The current legislative session began February 4, 2013. There have been no specific proposals during the current legislative session to increase gaming taxes, however there are no assurances that an increase in gaming taxes will not be proposed and passed by the Nevada Legislature in the future.

In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food purchased for use in complimentary meals provided to patrons and employees is not subject to Nevada use tax. We filed refunds for the periods from March 2000 through February 2008, and began claiming this exemption on our sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision. The amount subject to these refunds is approximately $15.6 million plus interest. The Department of Taxation subsequently audited us and issued a sales tax deficiency on the cost of food used in complimentary meals provided to patrons and employees for the period March 2000 through February 2008. On July 9, 2012, a Nevada Administrative Law Judge concluded that the State's sales tax deficiency for our complimentary meals provided to patrons and employees for the period March 2000 through February 2008 will be allowed, but only to the extent of use tax previously paid for these meals. The Administrative Law Judge did award us a refund of approximately $0.7 million of use tax paid on certain non-gaming related promotional meals. We appealed the decision. On October 1, 2012, the Nevada Tax Commission upheld the Administrative Law Judge's decision. We have appealed that portion of the decision that denied the refund.

The Department of Taxation has issued a regulation that as of February 15, 2012, complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. On June 25, 2012 the Nevada Tax Commission adopted the Department of Taxation's regulation. The Department of Taxation has issued guidance delaying the payment of this sales tax until the earlier of (1) approval of the regulation by the Legislative Commission, (2) affirmation by the Nevada Supreme Court, (3) the effective date of relevant legislation or (4) June 30, 2013. As of March 31, 2013, we have accrued a liability for the estimated amount of sales tax on complimentary food and employee meals for the period February 15, 2012 through March 31, 2013.

We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law, regulations or compact provisions. Such changes, if adopted, could have a material adverse effect on our operating results.
Description of Certain Indebtedness
On March 1, 2013, we entered into a series of transactions to refinance the debt outstanding under our senior notes and the Propco and Opco credit agreements. A description of our indebtedness is included in Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Derivative Instruments
We have entered into various interest rate swaps to manage our exposure to interest rate risk. In connection with the March 1, 2013 refinancing, we amended our interest rate swaps, as described in Note 4 to the accompanying condensed consolidated financial statements. At March 31, 2013 we have two floating-to-fixed interest rate swaps with notional amounts totaling $1.1 billion. These interest rate swaps effectively fix the interest rates on a portion of our variable-rate debt at 6%. As of March 31, 2013, we paid a weighted-average fixed interest rate of 1.88% and received a weighted-average variable interest rate of 1.00% on our interest rate swaps.
The difference between amounts received and paid under the designated portions of interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. For the three months ended March 31, 2013, our interest rate swaps increased our interest expense by $3.1 million. The changes in the fair value of the effective portions of our designated interest rate swaps is recognized in other comprehensive income. The changes in the fair value of any ineffective portion of designated swaps, as well as changes in the fair value of any non-designated portion of our interest rate swaps, are recognized in change in fair value of derivative instruments as they occur.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2013.
Forward-looking Statements
When used in this report and elsewhere by management from time to time, the words "may", "might", "could", "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the impact of our substantial indebtedness; the effects of local and national economic, credit and capital market conditions on consumer spending and the economy in general, and on the gaming and hotel industries in particular; the effects of competition, including locations of competitors and operating and market competition; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; risks associated with construction projects, including shortages of materials or labor, unexpected costs, unforeseen permitting or regulatory issues and weather; litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation; acts of war or terrorist incidents or natural disasters; risks associated with the collection and retention of data about our customers, employees, suppliers and business partners; and other risks described in our filings with the Securities and Exchange Commission. All forward-looking statements are based on our current expectations and projections about future events. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term and short-term borrowings, and by using interest rate swaps to hedge against the earnings effects of interest rate fluctuations. Borrowings under our credit agreements bear interest at a margin above LIBOR or base rate (each as defined in the credit agreements) as selected by us. The total amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time.
At March 31, 2013, $1.74 billion of the borrowings under our credit agreements are based on LIBOR plus applicable margins of 3.50% to 4.00%, and none of our outstanding borrowings are based on the base rate. The LIBOR rate underlying $1.625 billion of LIBOR-based borrowings outstanding under the New Credit Agreement was 1.00%, which is the LIBOR floor stipulated in the agreement. The LIBOR rate underlying the borrowings under the land loan is 0.2037% at March 31, 2013. The weighted-average interest rates for variable rate debt shown in the following table are calculated using the rates in effect as of March 31, 2013. We cannot predict the LIBOR or base rate interest rates that will be in effect in the future, and actual rates will vary.

We are also exposed to interest rate risk related to our interest rate swap agreements which we use to hedge a portion of our variable rate debt. As of March 31, 2013, we have two variable-to-fixed interest rate swaps with notional amounts totaling $1.1 billion which effectively hedge a portion of the interest rate risk on borrowings under our credit agreements. Our interest rate swaps are matched with specific debt obligations. Our interest rate swaps are designated as cash flow hedges and qualify for hedge accounting. We do not use derivative financial instruments for trading or speculative purposes. Interest differentials resulting from designated interest rate swap agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate movements also affect the fair value of our interest rate swaps, which is reflected as a long-term liability in our
Consolidated Balance Sheets. The fair values of interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Fair value is subject to significant estimation and a high degree of variability between periods; however, to the extent that the interest rate swaps are effective in hedging the designated risk, the changes in the fair value of these swaps are deferred in other comprehensive income on our Condensed Consolidated Balance Sheets. Certain future events, including prepayment, refinancing or acceleration of the hedged debt, could cause all or a portion of these hedges to become ineffective, in which case the changes in the fair value of the ineffective portion of the interest rate swaps would be recognized in the statement of operations in the period of change. In addition, we are exposed to credit risk should our counterparties fail to perform under the terms of the interest rate swap agreements; however, we seek to minimize our exposure to this risk by entering into interest rate swap agreements with highly rated counterparties, and we do not believe we are exposed to significant credit risk as of March 31, 2013.

Based on our outstanding borrowings as of March 31, 2013, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $2.2 million, after giving effect to our interest rate swaps. The estimated fair value of our long-term debt at March 31, 2013 is $2.3 billion.

The terms of our long-term debt and interest rate swap agreements have changed since December 31, 2012 as a result of the March 1, 2013 refinancing transactions. Accordingly, the following tables present updates to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2012.

Information about future principal maturities, excluding original issue discounts, of our long-term debt and the weighted-average contractual interest rates in effect at March 31, 2013 is as follows (dollars in millions):

	Expected maturity date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate	$1.9	$2.5	$2.7	$2.8	$2.9	$530.9	$543.7	$543.7
Weighted-average interest rate	4.44%	4.27%	4.27%	4.28%	4.17%	7.28%	7.21%

Variable rate	$12.2	$16.3	$16.3	$126.5	$16.3	$1,547.6	$1,735.2	$1,716.2
Weighted-average interest rate	5.00%	5.00%	5.00%	3.87%	5.00%	5.00%	4.92%

The following table provides information about our interest rate swaps at March 31, 2013 (dollars in millions):

	Expected maturity date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Interest rate swaps:
Notional amount	$48.5	$80.1	$42.2	$47.1	$872.8	$—	$1,090.7	$26.4
Weighted-average fixed interest rate payable (a)	2.04%	2.04%	1.77%	1.77%	1.77%	—%	1.88%
Weighted-average variable interest rate receivable (b)	1.00%	1.00%	1.00%	1.00%	1.00%	—%	1.00%
____________________________________

(a)	Based on actual fixed rates payable.

(b)	Based on actual variable rates receivable.
Additional information about our long-term debt and interest rate swap agreements is included in Notes 3 and 4 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Part II—OTHER INFORMATION
Item 1.    Legal Proceedings
Station and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of such matters and litigation inherently involves significant costs.

Item 1A.    Risk Factors
A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in the risk factors described in such Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds—None.

Item 3.    Defaults Upon Senior Securities—None.

Item 4.    Mine Safety Disclosures—None.

Item 5.    Other Information—None.

Item 6.    Exhibits

(a)	Exhibits

No. 4.1 —
Supplemental Indenture dated as of March 1, 2013, by and among Station Casinos LLC, certain of its wholly owned subsidiaries (as guarantors) and Wells Fargo Bank, National Association, as trustee (Incorporated herein by reference to the Company's Current Report on Form 8-K dated March 1, 2013.)

No. 4.2 —
Indenture dated as of March 1, 2013, by and among the Company, certain of its wholly owned subsidiaries (as guarantors) and Wells Fargo Bank, National Association, as trustee (Incorporated herein by reference to the Company's Current Report on Form 8-K dated March 1, 2013.)

No. 10.1 —
Credit Agreement dated as of March 1, 2013, by and among the Company, the financial institutions from time to time named therein, and Deutsche Bank AG Cayman Islands Branch, as Administrative Agent, and Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners (Incorporated herein by reference to the Company's Current Report on Form 8-K/A filed on March 5, 2013.)

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

STATION CASINOS LLC, Registrant

DATE:	May 15, 2013	/s/ MARC J. FALCONE
Marc J. Falcone Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)