Form 10-Q
period 2013-06-30
Station Casinos LLC
filed 2013-08-09
CIK 1503579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
As of July 31, 2013, 100 shares of the registrant's voting units were outstanding and 100 shares of the registrant's non-voting units were outstanding.

STATION CASINOS LLC

Part I. Financial Information
Item 1.    Financial Statements
STATION CASINOS LLC CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except units data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$123,176	$128,880
Restricted cash	3,317	1,980
Receivables, net	28,521	30,931
Inventories	8,583	7,938
Prepaid gaming tax	22,352	18,415
Prepaid expenses and other current assets	11,844	9,108
Total current assets	197,793	197,252
Property and equipment, net of accumulated depreciation of $236,239 and $174,796 at June 30, 2013 and December 31, 2012, respectively	2,187,187	2,212,463
Goodwill	200,694	200,694
Intangible assets, net of accumulated amortization of $33,299 and $25,093 at June 30, 2013 and December 31, 2012, respectively	199,302	208,676
Land held for development	220,120	220,120
Investments in joint ventures	10,832	9,629
Native American development costs	5,110	3,255
Other assets, net	74,809	46,854
Total assets	$3,095,847	$3,098,943
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$15,341	$21,631
Accrued interest payable	18,107	7,983
Accrued expenses and other current liabilities	119,474	123,537
Current portion of long-term debt	18,667	17,544
Total current liabilities	171,589	170,695
Long-term debt, less current portion	2,181,647	2,056,057
Deficit investment in joint venture	2,290	2,356
Interest rate swaps and other long-term liabilities, net	29,030	30,974
Total liabilities	2,384,556	2,260,082
Commitments and contingencies (Note 9)
Members' equity:
Voting units; 100 units authorized, issued and outstanding	—	—
Non-voting units; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	826,116	826,109
Accumulated other comprehensive loss	(13,720)	(25,672)
Accumulated deficit	(140,101)	(6,605)
Total Station Casinos LLC members' equity	672,295	793,832
Noncontrolling interest	38,996	45,029
Total members' equity	711,291	838,861
Total liabilities and members' equity	$3,095,847	$3,098,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues:
Casino	$224,962	$222,271	$445,819	$452,450
Food and beverage	59,580	62,511	120,265	123,460
Room	26,857	28,210	54,129	56,068
Other	18,052	18,753	33,896	35,186
Management fees	11,020	7,413	20,860	15,178
Gross revenues	340,471	339,158	674,969	682,342
Promotional allowances	(23,892)	(26,819)	(46,599)	(51,804)
Net revenues	316,579	312,339	628,370	630,538
Operating costs and expenses:
Casino	85,627	89,649	170,446	177,811
Food and beverage	40,265	38,444	82,033	80,738
Room	10,482	10,838	21,615	21,718
Other	7,210	7,130	13,369	13,005
Selling, general and administrative	75,317	72,166	145,806	142,171
Development and preopening	46	75	186	130
Depreciation and amortization	35,417	32,253	70,748	62,954
Management fee expense	11,790	11,586	23,536	23,367
Write-downs and other charges, net	3,037	748	5,550	1,199
	269,191	262,889	533,289	523,093
Operating income	47,388	49,450	95,081	107,445
Earnings from joint ventures	474	405	993	950
Operating income and earnings from joint ventures	47,862	49,855	96,074	108,395
Other (expense) income:
Interest expense, net	(40,530)	(42,716)	(83,829)	(92,336)
Loss on extinguishment of debt	—	—	(146,787)	—
Change in fair value of derivative instruments	34	—	(238)	—
	(40,496)	(42,716)	(230,854)	(92,336)
Net income (loss)	7,366	7,139	(134,780)	16,059
Less: net income (loss) attributable to noncontrolling interests	70	592	(1,284)	2,678
Net income (loss) attributable to Station Casinos LLC members	$7,296	$6,547	$(133,496)	$13,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (amounts in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$7,366	$7,139	$(134,780)	$16,059
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Unrealized gain (loss) arising during period	9,660	(7,891)	5,593	(12,921)
Less: Reclassification of unrealized loss on interest rate swaps into operations	3,368	3,174	6,475	6,295
Unrealized gain (loss) on interest rate swaps, net	13,028	(4,717)	12,068	(6,626)
Unrealized (loss) gain on available-for-sale securities	(54)	45	(116)	114
Comprehensive income (loss)	20,340	2,467	(122,828)	9,547
Less: comprehensive income (loss) attributable to noncontrolling interests	70	592	(1,284)	2,678
Comprehensive income (loss) attributable to Station Casinos LLC members	$20,270	$1,875	$(121,544)	$6,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands, unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(134,780)	$16,059
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	70,748	62,954
Change in fair value of derivative instruments	238	—
(Recovery of) provision for doubtful accounts	(603)	1,084
Write downs and other charges, net	4,028	26
Amortization of debt discount and debt issuance costs	15,164	32,711
Interest—paid in kind	2,020	2,033
Share-based compensation	1,908	—
Earnings from joint ventures	(993)	(950)
Distributions from joint ventures	667	—
Loss on extinguishment of debt	146,787	—
Changes in assets and liabilities:
Restricted cash	(1,337)	21
Receivables, net	3,370	(3,618)
Inventories and prepaid expenses	(7,318)	(3,036)
Accounts payable	(6,290)	(2,229)
Accrued interest payable	13,629	1,665
Accrued expenses and other current liabilities	4,479	221
Other, net	(1,746)	(105)
Net cash provided by operating activities	109,971	106,836
Cash flows from investing activities:
Capital expenditures, net of related payables	(49,420)	(26,298)
Proceeds from sale of property and equipment	344	832
Distributions in excess of earnings from joint ventures	29	928
Native American development costs	(1,855)	(18,545)
Other, net	(1,475)	(3,461)
Net cash used in investing activities	(52,377)	(46,544)

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (amounts in thousands, unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from financing activities:
Proceeds from issuance of 7.50% Senior Notes	499,935	—
Repayment of Propco senior notes due 2018	(625,000)	—
Borrowings under credit agreement with original maturity dates greater than three months	1,611,622	29,000
(Payments) borrowings under credit agreements with original maturities of three months or less, net	(9,063)	7,400
Payments under credit agreements with original maturities greater than three months	(1,499,420)	(97,561)
Distributions to members and noncontrolling interests	(5,582)	(6,110)
Debt issuance costs	(35,701)	(483)
Payments on derivative instruments with an other-than-insignificant financing element	(3,308)	—
Capital contributions from noncontrolling interests	3,522	1,482
Other, net	(303)	(694)
Net cash used in financing activities	(63,298)	(66,966)
Cash and cash equivalents:
Decrease in cash and cash equivalents	(5,704)	(6,674)
Balance, beginning of period	128,880	93,662
Balance, end of period	$123,176	$86,988
Supplemental cash flow disclosures:
Cash paid for interest, net of $0 and $2,716 capitalized, respectively	$48,218	$53,661
Non-cash investing and financing activities:
Change in property and equipment included in accrued expenses and other current liabilities	$14,193	$1,386
Issuance of note payable with option by Fertitta Interactive in exchange for redemption of noncontrolling interest	$4,600	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization, Basis of Presentation and Significant Accounting Policies
Station Casinos LLC, a Nevada limited liability company (the “Company” or “Station” ), is a gaming and entertainment company that owns and operates nine major hotel/casino properties and seven smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. The Company also manages a casino in southwestern Michigan for a Native American tribe and has contracts to develop and manage the Graton Resort and Casino in Sonoma County, California, which commenced construction in June 2012 and is expected to open in the fourth quarter of 2013. In addition, the Company operates real money online poker in Nevada through its majority-owned subsidiary, Fertitta Interactive LLC ("Fertitta Interactive").
The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which only include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10–K for the year ended December 31, 2012.
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
Principles of Consolidation
The amounts shown in the accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including Fertitta Interactive (for periods subsequent to April 30, 2012) and MPM Enterprises, LLC (“MPM”), which is 50% owned and controlled by the Company and required to be consolidated. Investments in all other 50% or less owned affiliated companies are accounted for under the equity method.
MPM is considered a variable interest entity under the provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidation ("ASC Topic 810"). Under the terms of the MPM operating agreement, the Company was required to provide the majority of MPM's financing. In addition, based on a qualitative analysis, the Company believes it directs the most significant activities that impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that could potentially be significant to MPM. As a result, the Company is considered the primary beneficiary of MPM as defined in ASC Topic 810 and therefore consolidates MPM in its consolidated financial statements. The creditors of MPM have no recourse to the general credit of the Company, and the assets of MPM may be used only to settle MPM's obligations. MPM's assets that are reflected in the Company's Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012 include intangible assets of $47.2 million and $52.3 million, respectively, and receivables of $2.4 million and $2.7 million, respectively.
The third party holdings of equity interests in MPM and Fertitta Interactive are referred to herein as noncontrolling interests. The portion of net income (loss) attributable to noncontrolling interests is presented separately on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss), and the portion of members' equity attributable to noncontrolling interests is presented separately on the Condensed Consolidated Balance Sheets.
Certain amounts in the condensed consolidated financial statements for the prior year periods have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

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

Significant Accounting Policies
A description of the Company's significant accounting policies can be found in Item 8 of its Annual Report on Form 10–K for the year ended December 31, 2012.
Recently Issued and Recently Adopted Accounting Standards
In July 2012, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, ("ASU 2012-02"). ASU 2012-02 amends the guidance in Accounting Standards Codification 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. This guidance became effective for the Company on January 1, 2013, and had no material effect on its financial position or results of operations.
In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This amendment requires an entity to provide information about the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income by component. If the amount being reclassified is required to be reclassified in its entirety to net income, an entity must disclose, either on the face of the statement of net income or in the notes, the line item locations of significant amounts reclassified out of accumulated other comprehensive income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts, such as when a portion of an amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of to income or expense in the same reporting period. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012, and early adoption is permitted. The Company adopted this guidance during the first quarter of 2013, and the adoption did not have a material impact on its financial position or results of operations.
In February 2013, the FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405)—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This amendment provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. Examples of obligations within this guidance are debt arrangements, other contractual obligations, and settled litigation and judicial rulings. Upon adoption, the guidance is required to be applied retrospectively to all prior periods presented for any obligations that exist at the beginning of an entity's fiscal year of adoption which are within its scope. This guidance will be effective for the Company for the first quarter of 2014, and early adoption is permitted. The Company is currently assessing the impact, if any, that the adoption of this guidance will have on its financial position and results of operations.
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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

2.    Fertitta Interactive

In November 2012, the Company acquired a 50.1% ownership interest in Fertitta Interactive. Fertitta Interactive operates Ultimate Gaming and was formed in 2011 with the purchase of Cyber-Arts, a California based company which has developed a proprietary real money and social gaming platform. On April 30, 2013, Ultimate Gaming launched its real money online poker platform in Nevada. On June 24, 2013, Fertitta Interactive entered into an online gaming operations agreement with a land-based casino operator under which it expects to operate online gaming in New Jersey commencing in November 2013. In connection with this agreement, Ultimate Gaming paid $8.0 million to the counterparty, representing an advance on the counterparty's share of the potential revenues from the operation of online gaming in New Jersey. In addition, Ultimate Gaming has committed to pay an additional $8.0 million advancement fee to the counterparty, subject to certain contingencies. Ultimate Gaming is entitled to recover such fees out of the counterparty's share of certain cash distributions of any net proceeds generated from New Jersey online gaming operations. The advancement fee is included in other assets on the Condensed Consolidated Balance Sheet at June 30, 2013.
In March 2013, Fertitta Interactive redeemed the equity interests of one of its noncontrolling interest holders in exchange for a note payable with an option which allows the holder to repurchase the equity interest in Fertitta Interactive within two years. As a result, the Company's ownership interest in Fertitta Interactive increased to 57.3%. The obligation related to this transaction is included in other long-term liabilities on the Condensed Consolidated Balance Sheet at June 30, 2013.
Frank J. Fertitta III and Lorenzo J. Fertitta controlled Fertitta Interactive prior to its acquisition by the Company. Effective April 30, 2012, Frank J. Fertitta III and Lorenzo J. Fertitta became the controlling members of the Company. As a result, the acquisition of Fertitta Interactive in November 2012 was accounted for as a transaction between entities under common control. In accordance with the accounting guidance for entities under common control, the Company has revised its historical financial statements to include the financial results of Fertitta Interactive for all periods subsequent to April 30, 2012, the date at which common control of the Company and Fertitta Interactive commenced.
Restricted cash at June 30, 2013 primarily represents customer deposit reserves related to Fertitta Interactive's online gaming operations.

3.    Native American Development

The Company has entered into development and management agreements with Native American tribes under which it has made reimbursable advances for certain costs. At June 30, 2013, the carrying value of the Company's advances to Native American tribes was $5.1 million, representing advances to the North Fork Rancheria of Mono Indians. Following is a summary of the status of the Company's Native American development projects.

The Federated Indians of Graton Rancheria

The Company has entered into development and management agreements with the Federated Indians of Graton Rancheria (the "FIGR"), a federally-recognized Indian tribe, pursuant to which the Company has agreed to assist the FIGR in developing, financing and operating a gaming and entertainment facility located in Sonoma County, California.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

The following table outlines the status of the FIGR project and the Company's evaluation at June 30, 2013 of each of the critical milestones necessary to complete the project.

As of June 30, 2013
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
The Company has evaluated the likelihood that the FIGR project will be successfully completed and opened, and has concluded that at June 30, 2013, the likelihood of successful completion is in the range of 95% to 100%. The Company's

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

evaluation is based on its consideration of all available positive and negative evidence about the status of the project, including the status of required regulatory approvals, and the progress being made toward the achievement of all milestones and the likelihood of successful resolution of all contingencies. There can be no assurance that the FIGR project will be successfully completed nor that future events and circumstances will not change the Company's estimates of the timing, scope, and potential for successful completion or that such changes will not be material.
North Fork Rancheria of Mono Indian Tribe
The Company has entered into development and management agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Indian tribe, pursuant to which the Company has agreed to assist the Mono in developing, financing and operating a gaming and entertainment facility to be located in Madera County, California.
The following table outlines the status of the Mono project and the Company's evaluation at June 30, 2013 of each of the critical milestones necessary to complete the project.

As of June 30, 2013
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
Status of obtaining regulatory and governmental approvals:
Tribal–state compact
A new compact was negotiated and signed by the Governor of California and the Mono on August 31, 2012. The compact was submitted to the California legislature for ratification during the 2013 legislative session. Assembly bill 277, the legislation ratifying the compact, was passed by the California State Assembly on May 2, 2013 and passed by the California State Senate on June 27, 2013.

Approval of gaming compact by DOI
The Mono compact was submitted to the DOI on July 19, 2013. The Company believes the DOI will approve the compact or allow it to become effective as a matter of law because the terms and conditions thereof are consistent with past compacts that have been approved.

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
Approval of management agreement by NIGC
Approval of the amended and restated management agreement by the NIGC is expected to occur following the approval of the compact by the Secretary of the Interior ("Secretary"). The Company believes the amended and restated management agreement will be approved because the terms and conditions thereof are consistent with the provisions of the Indian Gaming Regulatory Act and the terms of previously approved management agreements.

Gaming licenses:
Type
Current plans for the project include Class II and Class III gaming, which requires that the Secretary approve the compact or allow it to become effective. The NIGC must also approve the Company's management agreement.

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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

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
Pursuant to the development agreement, the Company has made reimbursable advances to the Mono which are expected to be repaid from the proceeds of third-party financing or from the project's gaming revenues. At June 30, 2013, the carrying value of the advances was $5.1 million.
The Company has evaluated the likelihood that the Mono project will be successfully completed and opened, and has concluded that at June 30, 2013, the likelihood of successful completion is in the range of 65% to 75%. The Company's evaluation is based on its consideration of all available positive and negative evidence about the status of the project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change the Company's estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the project even if it is successfully completed and opened for business.

4.    Long-term Debt
Long-term debt consists of the following (amounts in thousands):

	June 30, 2013	December 31, 2012
Term Loan, due March 1, 2020, interest at a margin above LIBOR or base rate (5.00% at June 30, 2013), net of unamortized discount of $55.0 million	$1,565,948	$—
Revolving Credit Facility, due March 1, 2018, interest at a margin above LIBOR or base rate	—	—
7.50% Senior Notes, due March 1, 2021, net of unamortized discount of $6.3 million	493,739	—
Propco Term Loan Tranche B-1, due June 16, 2016, interest at a margin above LIBOR or base rate (3.21% at December 31, 2012), net of unamortized discount of $18.1 million	—	125,883
Propco Term Loan Tranche B-2, due June 16, 2016, interest at a margin above LIBOR or base rate (4.21% at December 31, 2012), net of unamortized discount of $62.1 million	—	663,564
Propco Senior Notes, due June 18, 2018, interest at an increasing fixed rate (3.66% at December 31, 2012), net of unamortized discount of $97.1 million	—	527,903
Propco Revolver, due June 16, 2016, interest at a margin above LIBOR or base rate (3.40% at December 31, 2012), net of unamortized discount of $6.3 million	—	47,727
Opco and GVR joint Term Loan, due September 28, 2019, interest at a margin above LIBOR or base rate (5.50% at December 31, 2012), net of unamortized discount of $4.1 million	—	569,438
Restructured Land Loan, due June 16, 2016, interest at a margin above LIBOR or base rate (3.70% and 3.71% at June 30, 2013 and December 31, 2012, respectively), net of unamortized discount of $12.6 million and $14.3 million, respectively	97,501	94,943
Other long-term debt, weighted-average interest of 3.87% and 3.88% at June 30, 2013 and December 31, 2012, respectively, maturity dates ranging from 2014 to 2027	43,126	44,143
Total long-term debt	2,200,314	2,073,601
Current portion of long-term debt	(18,667)	(17,544)
Total long-term debt, net	$2,181,647	$2,056,057

On March 1, 2013, the Company entered into a new credit agreement with a $350 million revolving credit facility and a $1.625 billion term loan facility and issued $500 million in aggregate principal amount of 7.50% senior notes. The net proceeds of these transactions, together with cash on hand, were used to (i) repurchase all of the Company's outstanding senior notes due 2018, (ii) repay all amounts outstanding under the $931.3 million NP Propco LLC ("Propco") credit agreement, (iii)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

repay all amounts outstanding under the $575.0 million NP Opco LLC ("Opco") credit agreement, and (iv) pay associated fees and expenses. The refinancing transactions are described in more detail below.

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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

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

The credit agreement governing the New Credit Facility contains a number of customary covenants that, among other things and subject to certain exceptions, restrict the Company's ability and the ability of its restricted subsidiaries to incur additional indebtedness or become a guarantor; create liens on collateral; engage in mergers, consolidations or asset dispositions; make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries or make capital expenditures. The credit agreement governing the Revolving Credit Facility under the New Credit Facility also includes requirements that the Company maintain a maximum total leverage ratio ranging from 8.00 to 1.00 in 2013 to 5.00 to 1.00 in 2017 and a minimum interest coverage ratio ranging from 2.00 to 1.00 in 2013 to 3.00 to 1.00 in 2017, provided that a default of the financial ratio covenants shall only become an event of default under the Term Loan Facility if the lenders providing the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. The testing of these financial ratio covenants began with the fiscal quarter ended March 31, 2013. At June 30, 2013, the Company was in compliance with all applicable covenants.

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

In connection with the refinancing transactions, the Company paid $35.7 million in fees and costs, of which $23.2 million was capitalized. Unamortized debt issuance costs are included in other assets on the Company's Condensed Consolidated Balance Sheets.

Concurrently with the refinancing transactions, the Company amended its existing interest rate swap agreements. See Note 5 for additional information.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

Borrowing Availability

At June 30, 2013, the Company's borrowing availability was $313.3 million under the Revolving Credit Facility, which is net of outstanding letters of credit and similar obligations totaling $36.7 million.

5.    Derivative Instruments

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

In March 2013, the Company refinanced its existing debt under the Propco and Opco credit agreements and the Propco senior notes. In connection with the refinancing, the Company amended one of its interest rate swaps to include a minimum interest rate of 1.00% on the floating leg to match the terms of the New Credit Facility (see Note 4). The Company also amended its other interest rate swap to include a minimum interest rate of 1.00% on the floating leg to match the terms of the New Credit Facility as well as to extend the maturity and adjust the notional amount. These amendments resulted in the discontinuation of the Company's two cash flow hedging relationships that existed at the time, and as a result of the discontinuation, cumulative deferred losses of $1.1 million that had been previously recognized in other comprehensive income are being amortized as an increase to interest expense as the previously hedged interest payments continue to occur through July 2015.

As of June 30, 2013, the Company had two outstanding interest rate swaps with initial notional amounts totaling $1.1 billion, which effectively convert $1.1 billion of its variable interest rate debt to a fixed rate of 6.0%. In accordance with the accounting guidance in ASC Topic 815, Derivatives and Hedging, the Company has designated the full notional amount of both of its outstanding swaps as cash flow hedges of interest rate risk. Under the terms of the swap agreements, the Company pays fixed rates ranging from 1.77% to 2.13% and receives variable rates based on one-month LIBOR (subject to a minimum of 1.00%).

For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) until the interest payments being hedged are recorded as interest expense, at which time the amounts in other comprehensive income (loss) are reclassified as an adjustment to interest expense. Gains or losses on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded as a component of change in fair value of derivative instruments in the Condensed Consolidated Statements of Operations. Ineffectiveness results from both of the Company's designated swaps having fair values other than zero at the time they were designated. For the three and six months ended June 30, 2013, the Company recorded a gain of $34 thousand and a loss of $34 thousand, respectively, related to such ineffectiveness. Subsequent to the amendment date, the cash flows associated with the Company's interest rate swaps are reported as financing activities in the Condensed Consolidated Statement of Cash Flows because the arrangements contain an other-than-insignificant financing element as a result of the amendments.

Certain interest rate swaps not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements, but do not meet the hedge accounting requirements. The Company records changes in the fair value of interest rate swaps not designated in hedging relationships in change in fair value of derivative instruments in its statements of operations. Prior to the March 2013 amendment and re-designation of the interest rate swaps described above, a portion of one of the Company's interest rate swaps was not designated in a hedging relationship. For the six months ended June 30, 2013, the Company recorded a loss of $0.2 million related to the non-designated portion of its interest rate swaps. As a result of the debt refinancing and the associated amendment of the swap agreements in March 2013, the Company no longer has any hedges that are not designated in cash flow hedging relationships.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

The table below presents the fair value of the Company's derivative financial instruments, exclusive of any accrued interest, as well as their classification on the Condensed Consolidated Balance Sheets (amounts in thousands):

	Balance sheet classification	Fair value
		June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swaps - asset	Other assets, net	$2,218	$—
Interest rate swaps - liability	Interest rate swaps and other long–term liabilities, net	$16,102	$21,140

Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate swaps and other long–term liabilities, net	$—	$2,746
The tables below present the effect of the Company's derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, respectively (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) on Derivatives Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Gain on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012		2013	2012		2013	2012
Interest rate swaps	$9,660	$(7,891)	Interest expense, net	$(3,368)	$(3,174)	Change in fair value of derivative instruments	$34	$—

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) on Derivatives Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012		2013	2012
Interest rate swaps	$5,593	$(12,921)	Interest expense, net	$(6,475)	$(6,295)	Change in fair value of derivative instruments	$(34)	$—
Losses reclassified from accumulated other comprehensive income (loss) into interest expense, net include reclassifications of deferred losses related to discontinued cash flow hedging relationships. Approximately $12.9 million of the deferred losses included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet at June 30, 2013 is expected to be reclassified into earnings during the next twelve months.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

The table below presents the effect of the Company's derivative financial instruments not designated in hedging relationships on the Condensed Consolidated Statements of Operations (amounts in thousands):

		Amount of Loss on Derivative Instruments Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Loss on Derivative Instruments Recognized in Income	2013 (a)	2012 (a)	2013	2012 (a)
Interest rate swaps	Change in fair value of derivative instruments	$—	$—	$(204)	$—
____________________________________
(a) During the three months ended June 30, 2013 and the three and six months ended June 30, 2012, the Company had no derivative instruments that were not designated in hedging relationships.
As of June 30, 2013, the Company had not posted any collateral related to these interest rate swap agreements; however, the Company's obligations under the agreements are subject to the security and guarantee arrangements applicable to the related credit agreements. The swap agreements contain cross-default provisions under which the Company could be declared in default on its obligations under the agreements if certain conditions of default exist on the New Credit Facility. As of June 30, 2013, the termination value of its interest rate swap that is in a liability position was $17.4 million which represents the amount the Company could have been required to pay to settle the obligation had it been in breach of the provisions of the swap arrangement.

6.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swaps (a)	$2,218	$—	$2,218	$—
Available-for-sale securities (a)	300	300	—	—
	$2,518	$300	$2,218	$—

Liabilities
Interest rate swaps	$16,102	$—	$16,102	$—

		Fair Value Measurement at Reporting Date Using
	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$416	$416	$—	$—
Liabilities
Interest rate swaps	$23,886	$—	$23,886	$—
____________________________________
(a) Interest rate swaps and available-for-sale securities are included in other assets, net in the Condensed Consolidated Balance Sheets.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

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

Fair Value of Long-term Debt

The following table presents information about the estimated fair value of the Company's long-term debt compared with its carrying value (amounts in millions):

	June 30, 2013	December 31, 2012
Aggregate fair value	$2,251	$2,140
Aggregate carrying amount	2,200	2,074

The estimated fair value of the Company's long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

7.    Members' Equity

Changes in Members' Equity and Noncontrolling Interest

The changes in members' equity and noncontrolling interest for the six months ended June 30, 2013 were as follows (amounts in thousands):

	Voting units	Non-voting units	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Station Casinos LLC members' equity (deficit)	Noncontrolling interest	Total members' equity (deficit)
Balances, December 31, 2012	$—	$—	$826,109	$(25,672)	$(6,605)	$793,832	$45,029	$838,861
Unrealized gains on interest rate swaps	—	—	—	12,068	—	12,068	—	12,068
Unrealized loss on available-for-sale securities	—	—	—	(116)	—	(116)	—	(116)
Share-based compensation	—	—	1,854	—	—	1,854	64	1,918
Capital contributions from noncontrolling interests	—	—	—	—	—	—	3,522	3,522
Redemption of noncontrolling interest	—	—	(1,499)	—	—	(1,499)	(3,101)	(4,600)
Distributions	—	—	(348)	—	—	(348)	(5,234)	(5,582)
Net loss	—	—	—	—	(133,496)	(133,496)	(1,284)	(134,780)
Balances, June 30, 2013	$—	$—	$826,116	$(13,720)	$(140,101)	$672,295	$38,996	$711,291

Noncontrolling interest represents ownership interests in consolidated subsidiaries of the Company that are held by owners other than the Company. Noncontrolling interests include a 50% ownership interest in MPM, ownership interests of the former mezzanine lenders and former unsecured creditors of Station Casinos, Inc. who hold warrants to purchase stock in CV Propco LLC and NP Tropicana LLC, and minority ownership interests in Fertitta Interactive.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows (amounts in thousands):

	Six Months Ended June 30,
	2013			2012
	Unrealized (losses) gains on interest rate swaps	Unrealized gain (loss) on available-for-sale securities	Total	Unrealized losses on interest rate swaps	Unrealized gain (loss) on available-for-sale securities	Total
Balance at beginning of year	$(25,778)	$106	$(25,672)	$(20,047)	$(107)	$(20,154)
Other comprehensive income (loss) before reclassifications:
Unrealized gains (losses) on interest rate swaps	5,593	—	5,593	(12,921)	—	(12,921)
Unrealized (loss) gain on available-for-sale securities	—	(116)	(116)	—	114	114
	5,593	(116)	5,477	(12,921)	114	(12,807)
Unrealized losses on interest rate swaps reclassified into operations	6,475	—	6,475	6,295	—	6,295
Other comprehensive income (loss) for the period, net	12,068	(116)	11,952	(6,626)	114	(6,512)
Balance at end of period	$(13,710)	$(10)	$(13,720)	$(26,673)	$7	$(26,666)

The unrealized losses on interest rate swaps reclassified out of accumulated other comprehensive loss are included in interest expense, net on the Condensed Consolidated Statements of Operations.

8.    Write-downs and Other Charges, Net
Write-downs and other charges, net consisted of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Loss on disposal of assets, net	$2,674	$7	$3,552	$26
Severance expense	186	741	1,097	1,047
Other charges	177	—	901	126
Write-downs and other charges, net	$3,037	$748	$5,550	$1,199

9.    Commitments and Contingencies

In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food purchased for use in complimentary meals provided to patrons and employees is not subject to Nevada use tax. The Company filed refunds for the periods from March 2000 through February 2008, and began claiming this exemption on its sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision. The amount subject to these refunds was approximately $15.6 million plus interest. The Department of Taxation subsequently audited the Company and issued a sales tax deficiency on the cost of food used in complimentary meals provided to patrons and employees for the period March 2000 through February 2008. On July 9, 2012, a Nevada Administrative Law Judge concluded that the State's sales tax deficiency for the Company's complimentary meals provided to patrons and employees for the period March 2000 through February 2008 would be allowed, but only to the extent of use tax previously paid for these meals. The Company appealed the decision. On October 1, 2012, the Nevada Tax Commission upheld the Administrative Law Judge's decision. The Company appealed that portion of the decision that denied the refund.

Effective June 1, 2013, the Company and the Department of Taxation entered into a settlement agreement pursuant to which the Company agreed to withdraw its refund requests in exchange for (a) the Department of Taxation agreement that it will make no claim against the Company for sales or use tax due on employee meals and/or complimentary meals provided to patrons for any prior periods and (b) the passage of prospective legislation that clarifies that employee meals and complimentary meals are not subject to sales or use tax. This prospective legislation was passed by the Nevada legislature and signed into law by the Governor on June 13, 2013. During the three months ended June 30, 2013, the Company reversed the previously accrued sales and use tax on employee meals and complimentary meals provided to patrons, net of related accrued professional fees.

10.    Management Fee Revenue

The Company holds a 50% interest in MPM, which manages the Gun Lake Casino in Allegan County, Michigan, on behalf of the Match–E–Be–Nash–She–Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe. Gun Lake Casino, which opened in February 2011, is located on approximately 147 acres on U.S. Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan, and includes approximately 1,550 slot machines, 32 table games and various dining options. The Seventh Amended and Restated Management Agreement dated January 3, 2013 (the “Gun Lake Management Agreement”) has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. MPM's management fee revenue from Gun Lake Casino included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 totaled $7.8 million, $7.3 million, $16.3 million and $14.9 million, respectively. Pursuant to the terms of the MPM operating agreement, the Company's portion of the management fee is 50% of the first $24 million of management fees, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million, each calculated on an annual basis. In addition, the Company is the managing partner of Barley's Casino & Brewing Company ("Barley's"), The Greens Gaming and Dining ("The Greens") and Wildfire Casino & Lanes ("Wildfire Lanes") and receives a management fee equal to 10% of earnings before interest, taxes, depreciation and amortization from those properties. Management fee revenue for the three and six months ended June 30, 2013 also includes $2.8 million and $4.2 million, respectively, in reimbursable payroll costs, primarily related to the FIGR project.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

11 .    Condensed Consolidating Financial Information

As described in Note 4—Long-term Debt, in March 2013 the Company issued the 7.50% Senior Notes, which are guaranteed by the Guarantors. The following condensed consolidating financial statements present information about the Company, the Guarantors and the non-guarantor subsidiaries. These condensed consolidating financial statements are presented in the provided form because (i) the Guarantors are wholly owned subsidiaries of the Company (the issuer of the Senior Notes), (ii) the guarantees are joint and several and (iii) the guarantees are on a full and unconditional basis for purposes of Rule 3-10 of Regulation S-X. The condensed consolidating financial information presented below for prior year periods reflects the Guarantor structure in place at June 30, 2013.
CONDENSED CONSOLIDATING BALANCE SHEETS JUNE 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,064	$91,833	$6,279	$—	$123,176
Restricted cash	1,067	—	2,250	—	3,317
Receivables, net	1,880	23,009	3,901	(269)	28,521
Intercompany receivables	249,288	—	—	(249,288)	—
Inventories	8	8,410	165	—	8,583
Prepaid gaming tax	—	22,179	173	—	22,352
Prepaid expenses and other current assets	7,332	3,764	748	—	11,844
Total current assets	284,639	149,195	13,516	(249,557)	197,793

Property and equipment, net	47,672	2,119,752	19,763	—	2,187,187
Goodwill	1,234	193,898	5,562	—	200,694
Intangible assets, net	1,045	145,866	52,391	—	199,302
Land held for development	—	121,100	99,020	—	220,120
Investments in joint ventures	—	10,832	—	—	10,832
Native American development costs	—	5,110	—	—	5,110
Investments in subsidiaries	2,485,826	64,302	—	(2,550,128)	—
Other assets, net	40,801	25,583	8,425	—	74,809
Total assets	$2,861,217	$2,835,638	$198,677	$(2,799,685)	$3,095,847

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$1,095	$13,532	$714	$—	$15,341
Accrued interest payable	17,882	188	37	—	18,107
Accrued expenses and other current liabilities	16,374	97,831	5,538	(269)	119,474
Current portion of long-term debt	18,091	564	12	—	18,667
Intercompany payables	—	243,172	6,116	(249,288)	—
Total current liabilities	53,442	355,287	12,417	(249,557)	171,589

Long-term debt, less current portion	2,080,382	3,755	97,510	—	2,181,647
Deficit investment in joint venture	—	2,290	—	—	2,290

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) JUNE 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Interest rate swaps and other long-term liabilities, net	16,102	7,615	5,313	—	29,030
Total liabilities	2,149,926	368,947	115,240	(249,557)	2,384,556

Members' equity:
Total Station Casinos LLC members' equity	672,295	2,437,195	44,441	(2,481,636)	672,295
Noncontrolling interest	38,996	29,496	38,996	(68,492)	38,996
Total members' equity	711,291	2,466,691	83,437	(2,550,128)	711,291
Total liabilities and members' equity	$2,861,217	$2,835,638	$198,677	$(2,799,685)	$3,095,847

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,841	$121,840	$4,199	$—	$128,880
Restricted cash	1,571	409	—	—	1,980
Receivables, net	888	27,894	3,755	(1,606)	30,931
Intercompany receivables	—	194,982	—	(194,982)	—
Inventories	9	7,739	190	—	7,938
Prepaid gaming tax	—	18,228	187	—	18,415
Prepaid expenses and other current assets	2,850	5,879	379	—	9,108
Total current assets	8,159	376,971	8,710	(196,588)	197,252

Property and equipment, net	46,386	2,147,751	18,326	—	2,212,463
Goodwill	1,234	193,898	5,562	—	200,694
Intangible assets, net	1,045	147,347	60,284	—	208,676
Land held for development	—	121,100	99,020	—	220,120
Investments in joint ventures	—	9,629	—	—	9,629
Native American development costs	—	3,255	—	—	3,255
Investments in subsidiaries	2,406,278	69,671	—	(2,475,949)	—
Other assets, net	7,925	38,511	418	—	46,854
Total assets	$2,471,027	$3,108,133	$192,320	$(2,672,537)	$3,098,943

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) DECEMBER 31, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$892	$18,965	$1,774	$—	$21,631
Accrued interest payable	5,175	2,797	11	—	7,983
Accrued expenses and other current liabilities	8,397	112,350	4,396	(1,606)	123,537
Current portion of long-term debt	11,231	6,301	12	—	17,544
Intercompany payables	194,698	—	284	(194,982)	—
Total current liabilities	220,393	140,413	6,477	(196,588)	170,695

Long-term debt, less current portion	1,393,469	567,628	94,960	—	2,056,057
Deficit investment in joint venture	—	2,356	—	—	2,356
Interest rate swaps and other long-term liabilities, net	18,304	12,670	—	—	30,974
Total liabilities	1,632,166	723,067	101,437	(196,588)	2,260,082

Members' equity:
Total Station Casinos LLC members' equity	793,832	2,349,537	45,854	(2,395,391)	793,832
Noncontrolling interest	45,029	35,529	45,029	(80,558)	45,029
Total members' equity	838,861	2,385,066	90,883	(2,475,949)	838,861
Total liabilities and members' equity	$2,471,027	$3,108,133	$192,320	$(2,672,537)	$3,098,943

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$221,655	$3,307	$—	$224,962
Food and beverage	—	59,399	181	—	59,580
Room	—	25,947	910	—	26,857
Other	7	15,492	3,480	(927)	18,052
Management fees	2,331	149	8,540	—	11,020
Gross revenues	2,338	322,642	16,418	(927)	340,471
Promotional allowances	—	(23,751)	(141)	—	(23,892)
Net revenues	2,338	298,891	16,277	(927)	316,579

Operating costs and expenses:
Casino	—	83,493	2,134	—	85,627
Food and beverage	—	40,218	47	—	40,265
Room	—	9,969	513	—	10,482
Other	—	4,974	2,236	—	7,210
Selling, general and administrative	2,451	67,956	5,837	(927)	75,317
Development and preopening	—	46	—	—	46
Depreciation and amortization	1,331	29,722	4,364	—	35,417
Management fee expense	—	11,497	293	—	11,790
Write-downs and other charges, net	1,665	1,371	1	—	3,037
	5,447	249,246	15,425	(927)	269,191

Operating (loss) income	(3,109)	49,645	852	—	47,388
Earnings (losses) from subsidiaries	46,535	(533)	—	(46,002)	—
Earnings from joint ventures	—	474	—	—	474
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	43,426	49,586	852	(46,002)	47,862

Other (expense) income:
Interest expense, net	(36,063)	(1,599)	(2,868)	—	(40,530)
Change in fair value of derivative instruments	3	31	—	—	34
Net income (loss)	7,366	48,018	(2,016)	(46,002)	7,366
Less: net income applicable to noncontrolling interest	70	70	70	(140)	70
Net income (loss) applicable to Station Casinos LLC members	$7,296	$47,948	$(2,086)	$(45,862)	$7,296

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$220,356	$1,915	$—	$222,271
Food and beverage	—	62,339	172	—	62,511
Room	—	27,336	874	—	28,210
Other	7	16,893	2,685	(832)	18,753
Management fees	—	139	7,274	—	7,413
Gross revenues	7	327,063	12,920	(832)	339,158
Promotional allowances	—	(26,677)	(142)	—	(26,819)
Net revenues	7	300,386	12,778	(832)	312,339

Operating costs and expenses:
Casino	—	88,929	720	—	89,649
Food and beverage	—	38,399	45	—	38,444
Room	—	10,339	499	—	10,838
Other	—	5,337	1,793	—	7,130
Selling, general and administrative	(178)	68,826	4,350	(832)	72,166
Development and preopening	—	75	—	—	75
Depreciation and amortization	684	27,781	3,788	—	32,253
Management fee expense	—	11,319	267	—	11,586
Write-downs and other charges, net	97	650	1	—	748
	603	251,655	11,463	(832)	262,889

Operating (loss) income	(596)	48,731	1,315	—	49,450
Earnings from subsidiaries	36,063	438	—	(36,501)	—
Earnings from joint ventures	—	405	—	—	405
Operating (loss) income and earnings from subsidiaries and joint ventures	35,467	49,574	1,315	(36,501)	49,855

Other expense:
Interest expense, net	(28,328)	(11,764)	(2,624)	—	(42,716)
Net income (loss)	7,139	37,810	(1,309)	(36,501)	7,139
Less: net income applicable to noncontrolling interest	592	592	592	(1,184)	592
Net income (loss) applicable to Station Casinos LLC members	$6,547	$37,218	$(1,901)	$(35,317)	$6,547

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$440,671	$5,148	$—	$445,819
Food and beverage	—	119,914	351	—	120,265
Room	—	52,469	1,660	—	54,129
Other	20	30,643	6,342	(3,109)	33,896
Management fees	3,520	310	17,030	—	20,860
Gross revenues	3,540	644,007	30,531	(3,109)	674,969
Promotional allowances	—	(46,334)	(265)	—	(46,599)
Net revenues	3,540	597,673	30,266	(3,109)	628,370

Operating costs and expenses:
Casino	—	167,646	2,800	—	170,446
Food and beverage	—	81,945	88	—	82,033
Room	—	20,608	1,007	—	21,615
Other	—	9,425	3,944	—	13,369
Selling, general and administrative	3,868	132,510	12,537	(3,109)	145,806
Development and preopening	13	173	—	—	186
Depreciation and amortization	2,115	60,125	8,508	—	70,748
Management fees	—	22,979	557	—	23,536
Write-downs and other charges, net	2,093	3,452	5	—	5,550
	8,089	498,863	29,446	(3,109)	533,289

Operating (loss) income	(4,549)	98,810	820	—	95,081
Earnings (losses) from subsidiaries	75,299	(1,738)	—	(73,561)	—
Earnings from joint ventures	—	993	—	—	993
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	70,750	98,065	820	(73,561)	96,074

Other (expense) income:
Interest expense, net	(70,014)	(8,286)	(5,529)	—	(83,829)
Loss on debt extinguishment	(135,271)	(11,516)	—	—	(146,787)
Change in fair value of derivative instruments	(245)	7	—	—	(238)
Net (loss) income	(134,780)	78,270	(4,709)	(73,561)	(134,780)
Less: net loss applicable to noncontrolling interest	(1,284)	(1,284)	(1,284)	2,568	(1,284)
Net (loss) income applicable to Station Casinos LLC members	$(133,496)	$79,554	$(3,425)	$(76,129)	$(133,496)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$448,620	$3,830	$—	$452,450
Food and beverage	—	123,126	334	—	123,460
Room	—	54,430	1,638	—	56,068
Other	12	31,760	5,114	(1,700)	35,186
Management fees	—	310	14,868	—	15,178
Gross revenues	12	658,246	25,784	(1,700)	682,342
Promotional allowances	—	(51,541)	(263)	—	(51,804)
Net revenues	12	606,705	25,521	(1,700)	630,538

Operating costs and expenses:
Casino	—	176,395	1,416	—	177,811
Food and beverage	—	80,648	90	—	80,738
Room	—	20,778	940	—	21,718
Other	—	9,975	3,030	—	13,005
Selling, general and administrative	(223)	136,931	7,163	(1,700)	142,171
Development and preopening	—	130	—	—	130
Depreciation and amortization	1,341	54,688	6,925	—	62,954
Management fees	—	23,002	365	—	23,367
Write-downs and other charges, net	90	1,107	2	—	1,199
	1,208	503,654	19,931	(1,700)	523,093

Operating (loss) income	(1,196)	103,051	5,590	—	107,445
Earnings from subsidiaries	80,564	3,742	—	(84,306)	—
Earnings from joint ventures	—	950	—	—	950
Operating (loss) income and earnings from subsidiaries and joint ventures	79,368	107,743	5,590	(84,306)	108,395

Other expense:
Interest expense, net	(63,309)	(23,811)	(5,216)	—	(92,336)
Net income	16,059	83,932	374	(84,306)	16,059
Less: net income applicable to noncontrolling interest	2,678	2,678	2,678	(5,356)	2,678
Net income (loss) applicable to Station Casinos LLC members	$13,381	$81,254	$(2,304)	$(78,950)	$13,381

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED JUNE 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$7,366	$48,018	$(2,016)	$(46,002)	$7,366
Other comprehensive income (loss):
Unrealized gain on interest rate swaps:
Unrealized gain arising during period	9,660	9,457	—	(9,457)	9,660
Less: Reclassification of unrealized loss on interest rate swaps into operations	3,368	1,178	—	(1,178)	3,368
Unrealized gain on interest rate swaps, net	13,028	10,635	—	(10,635)	13,028
Unrealized loss on available–for–sale securities	(54)	—	—	—	(54)
Comprehensive income (loss)	20,340	58,653	(2,016)	(56,637)	20,340
Less: comprehensive income attributable to noncontrolling interests	70	70	70	(140)	70
Comprehensive income (loss) attributable to Station Casinos LLC members	$20,270	$58,583	$(2,086)	$(56,497)	$20,270

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED JUNE 30, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$7,139	$37,810	$(1,309)	$(36,501)	$7,139
Other comprehensive income (loss):
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(7,891)	(2,070)	—	2,070	(7,891)
Less: Reclassification of unrealized loss on interest rate swaps into operations	3,174	1,566	—	(1,566)	3,174
Unrealized loss on interest rate swaps, net	(4,717)	(504)	—	504	(4,717)
Unrealized gain on available–for–sale securities	45	—	—	—	45
Comprehensive income (loss)	2,467	37,306	(1,309)	(35,997)	2,467
Less: comprehensive income attributable to noncontrolling interests	592	592	592	(1,184)	592
Comprehensive income (loss) attributable to Station Casinos LLC members	$1,875	$36,714	$(1,901)	$(34,813)	$1,875

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(134,780)	$78,270	$(4,709)	$(73,561)	$(134,780)
Other comprehensive income:
Unrealized gain on interest rate swaps:
Unrealized gain arising during period	5,593	6,876	—	(6,876)	5,593
Less: Reclassification of unrealized loss on interest rate swaps into operations	6,475	2,115	—	(2,115)	6,475
Unrealized gain on interest rate swaps, net	12,068	8,991	—	(8,991)	12,068
Unrealized gain on available–for–sale securities	(116)	—	—	—	(116)
Comprehensive (loss) income	(122,828)	87,261	(4,709)	(82,552)	(122,828)
Less: comprehensive loss attributable to noncontrolling interests	(1,284)	(1,284)	(1,284)	2,568	(1,284)
Comprehensive (loss) income attributable to Station Casinos LLC members	$(121,544)	$88,545	$(3,425)	$(85,120)	$(121,544)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE SIX MONTHS ENDED JUNE 30, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$16,059	$83,932	$374	$(84,306)	$16,059
Other comprehensive income (loss):
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(12,921)	(3,383)	—	3,383	(12,921)
Less: Reclassification of unrealized loss on interest rate swaps into operations	6,295	1,921	—	(1,921)	6,295
Unrealized loss on interest rate swaps, net	(6,626)	(1,462)	—	1,462	(6,626)
Unrealized gain on available–for–sale securities	114	—	—	—	114
Comprehensive income (loss)	9,547	82,470	374	(82,844)	9,547
Less: comprehensive income attributable to noncontrolling interests	2,678	2,678	2,678	(5,356)	2,678
Comprehensive income (loss) attributable to Station Casinos LLC members	$6,869	$79,792	$(2,304)	$(77,488)	$6,869

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(134,780)	$78,270	$(4,709)	$(73,561)	$(134,780)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,115	60,125	8,508	—	70,748
Change in fair value of derivative instruments	245	(7)	—	—	238
(Recovery of) provision for doubtful accounts	—	(707)	104	—	(603)
Write–downs and other charges, net	1,419	2,608	1	—	4,028
(Earnings) losses from subsidiaries	(75,299)	1,738	—	73,561	—
Amortization of debt discount and debt issuance costs	13,412	1	1,751	—	15,164
Interest — paid in kind	—	—	2,020	—	2,020
Share–based compensation	—	1,854	54	—	1,908
Earnings from joint ventures	—	(993)	—	—	(993)
Distributions from joint ventures	—	667	—	—	667
Loss on extinguishment of debt	135,271	11,516	—	—	146,787
Changes in assets and liabilities:
Restricted cash	504	409	(2,250)	—	(1,337)
Receivables, net	(982)	4,414	(62)	—	3,370
Inventories and prepaid expenses	(4,481)	(2,506)	(331)	—	(7,318)
Accounts payable	203	(5,434)	(1,059)	—	(6,290)
Accrued interest payable	15,647	(2,045)	27	—	13,629
Accrued expenses and other current liabilities	8,169	(4,901)	1,211	—	4,479
Intercompany receivables and payables	(472,159)	466,482	5,677	—	—
Other, net	6,240	6	(7,992)	—	(1,746)
Net cash (used in) provided by operating activities	(504,476)	611,497	2,950	—	109,971
Cash flows from investing activities:
Capital expenditures, net of related payables	(260)	(47,014)	(2,146)	—	(49,420)
Proceeds from sale of property and equipment	30	314	—	—	344
Distributions in excess of earnings from joint ventures	—	29	—	—	29
Distributions from subsidiaries	10,689	5,234	—	(15,923)	—
Native American development costs	—	(1,855)	—	—	(1,855)
Investment in subsidiaries	—	(8,746)	—	8,746	—
Other, net	—	(1,458)	(17)	—	(1,475)
Net cash provided by (used in) investing activities	10,459	(53,496)	(2,163)	(7,177)	(52,377)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued) FOR THE SIX MONTHS ENDED JUNE 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from financing activities:
Proceeds from issuance of 7.50% Senior Notes	499,935	—	—	—	499,935
Repayment of Propco senior notes due 2018	(625,000)	—	—	—	(625,000)
Borrowings under credit agreement with original maturity dates greater than three months	1,611,622	—	—	—	1,611,622
Payments under credit agreements with original maturity dates of three months or less, net	(9,063)	—	—	—	(9,063)
Payments under credit agreements with original maturity dates greater than three months	(924,644)	(573,562)	(1,214)	—	(1,499,420)
Distributions to members and noncontrolling interests	(348)	(10,689)	(10,468)	15,923	(5,582)
Debt issuance costs	(33,094)	(2,607)	—	—	(35,701)
Payments on derivative instruments with an other-than-insignificant financing element	(2,332)	(976)	—	—	(3,308)
Capital contributions from members	—	—	8,746	(8,746)	—
Capital contributions from noncontrolling interests	—	—	3,522	—	3,522
Other, net	(836)	(174)	707	—	(303)
Net cash provided by (used in) financing activities	516,240	(588,008)	1,293	7,177	(63,298)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	22,223	(30,007)	2,080	—	(5,704)
Balance, beginning of period	2,841	121,840	4,199	—	128,880
Balance, end of period	$25,064	$91,833	$6,279	$—	$123,176

Supplemental cash flow disclosures:
Cash paid for interest	$39,208	$9,010	$—	$—	$48,218
Non-cash investing and financing activities:
Change in property and equipment included in accrued expenses and other current liabilities	$14	$14,152	$27	$—	$14,193
Issuance of note payable with option by Fertitta Interactive in exchange for redemption of noncontrolling interest	$—	$—	$4,600	$—	$4,600

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$16,059	$83,932	$374	$(84,306)	$16,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,341	54,688	6,925	—	62,954
Provision for doubtful accounts	—	877	207	—	1,084
Write–downs and other charges, net	(7)	33	—	—	26
Earnings from subsidiaries	(80,564)	(3,742)	—	84,306	—
Amortization of debt discount and debt issuance costs	24,837	6,403	1,471	—	32,711
Interest — paid in kind	—	—	2,033	—	2,033
Earnings from joint ventures	—	(950)	—	—	(950)
Changes in assets and liabilities:
Restricted cash	(8)	29	—	—	21
Receivables, net	13	(3,976)	345	—	(3,618)
Inventories and prepaid expenses	621	(3,660)	3	—	(3,036)
Accounts payable	1,911	(3,713)	(427)	—	(2,229)
Accrued interest payable	2,111	(397)	(49)	—	1,665
Accrued expenses and other current liabilities	(438)	280	379	—	221
Intercompany receivables and payables	84,109	(84,243)	134	—	—
Other, net	(481)	(3)	379	—	(105)
Net cash provided by operating activities	49,504	45,558	11,774	—	106,836

Cash flows from investing activities:
Capital expenditures, net of related payables	(920)	(24,966)	(412)	—	(26,298)
Proceeds from sale of property and equipment	10	822	—	—	832
Distributions in excess of earnings from joint ventures	—	928	—	—	928
Distributions from subsidiaries	8,198	11,761	—	(19,959)	—
Native American development costs	—	(18,545)	—	—	(18,545)
Other, net	(833)	(3,002)	374	—	(3,461)
Net cash provided by (used in) investing activities	6,455	(33,002)	(38)	(19,959)	(46,544)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued) FOR THE SIX MONTHS ENDED JUNE 30, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	25,000	4,000	—	—	29,000
Borrowings under credit agreements with original maturities of three months or less, net	400	7,000	—	—	7,400
Payments under credit agreements with original maturities greater than three months	(77,541)	(19,513)	(507)	—	(97,561)
Distributions to members	(201)	(14,107)	(11,761)	19,959	(6,110)
Debt issuance costs	(461)	(22)	—	—	(483)
Capital contributions from noncontrolling interests	—	—	1,482	—	1,482
Other, net	(733)	(161)	200	—	(694)
Net cash used in financing activities	(53,536)	(22,803)	(10,586)	19,959	(66,966)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	2,423	(10,247)	1,150	—	(6,674)
Balance, beginning of period	(2,420)	93,774	2,308	—	93,662
Balance, end of period	$3	$83,527	$3,458	$—	$86,988

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$36,363	$17,286	$12	$—	$53,661
Non-cash investing and financing activities:
Change in property and equipment included in accrued expenses and other current liabilities	$397	$989	$—	$—	$1,386

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
Overview
We are a premier gaming and entertainment company established in 1976 that develops and operates casino entertainment facilities. We currently own and operate nine major hotel/casino properties and seven smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. We also manage the Gun Lake Casino in Allegan County, Michigan and have contracts to develop and manage the Graton Resort and Casino in Sonoma County, California, which commenced construction in June 2012 and is expected to open in the fourth quarter of 2013.
We also hold a majority ownership interest in Fertitta Interactive which launched its real money online gaming operations in Nevada under the Ultimate Gaming brand on April 30, 2013. On July 1, 2013, we announced that Ultimate Gaming had entered into an agreement with a land-based casino operator in Atlantic City, New Jersey to supply online poker and casino games in the state using our proprietary technology platform under our Ultimate brands. Online gaming in New Jersey is expected to commence in November 2013. We have made a significant investment in Fertitta Interactive and we expect to continue to make significant capital contributions to support its business strategy. Online gaming is a new and rapidly evolving industry, and while we remain optimistic about the future of this business and the potential expansion into other states which may legalize online gaming, there can be no assurance that Fertitta Interactive will achieve profitability or that we will be able to recover our investment.
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
The general weakness of the economic recovery, particularly in the Las Vegas area, continues to affect local consumer confidence and discretionary spending on leisure activities including gaming. Although the Las Vegas housing market continues to show signs of recovery, the local unemployment rate remains over 10%, and the economic recovery is progressing more slowly than anticipated. In addition, we believe our revenues continue to reflect the impact of the January 2013 expiration of the federal payroll tax cut, which has likely negatively affected the discretionary spending of our patrons.
Presentation
The results of operations presented herein for the prior year periods have been revised to include the results of Fertitta Interactive for periods subsequent to April 30, 2012, the date at which common control commenced.

Results of Operations
The following table presents information about our consolidated revenues and expenses (dollars in thousands):

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

	Three Months Ended June 30,		Percent change	Six Months Ended June 30,		Percent change
	2013	2012		2013	2012
Net revenues	$316,579	$312,339	1.4%	$628,370	$630,538	(0.3)%
Operating income	47,388	49,450	(4.2)%	95,081	107,445	(11.5)%

Casino revenues	$224,962	$222,271	1.2%	$445,819	$452,450	(1.5)%
Casino expenses	85,627	89,649	(4.5)%	170,446	177,811	(4.1)%
Margin	61.9%	59.7%		61.8%	60.7%

Food and beverage revenues	$59,580	$62,511	(4.7)%	$120,265	$123,460	(2.6)%
Food and beverage expenses	40,265	38,444	4.7%	82,033	80,738	1.6%
Margin	32.4%	38.5%		31.8%	34.6%

Room revenues	$26,857	$28,210	(4.8)%	$54,129	$56,068	(3.5)%
Room expenses	10,482	10,838	(3.3)%	21,615	21,718	(0.5)%
Margin	61.0%	61.6%		60.1%	61.3%

Other revenues	$18,052	$18,753	(3.7)%	$33,896	$35,186	(3.7)%
Other expenses	7,210	7,130	1.1%	13,369	13,005	2.8%

Management fee revenue	$11,020	$7,413	48.7%	$20,860	$15,178	37.4%

Selling, general and administrative	$75,317	$72,166	4.4%	$145,806	$142,171	2.6%
Percent of net revenues	23.8%	23.1%		23.2%	22.5%

Depreciation and amortization	$35,417	$32,253	9.8%	$70,748	$62,954	12.4%
Management fee expense	11,790	11,586	1.8%	23,536	23,367	0.7%
Write-downs and other charges, net	3,037	748	n/m	5,550	1,199	n/m
Earnings from joint ventures	474	405	17.0%	993	950	4.5%
Interest expense, net	40,530	42,716	(5.1)%	83,829	92,336	(9.2)%
Loss on extinguishment of debt	—	—	—	146,787	—	n/m
______________________________
n/m = Not meaningful
Net Revenues. Net revenues for the three months ended June 30, 2013 increased by 1.4%, to $316.6 million as compared to $312.3 million for the three months ended June 30, 2012. The increase in net revenues for the three months ended June 30, 2013 is due to increased management fees from Gun Lake Casino, online gaming revenues of Fertitta Interactive, and the reimbursable costs described below, as well as a slight improvement in casino revenues at our properties, partially offset by decreases in food and beverage, room and other revenues. Net revenue includes amounts received or due pursuant to management agreements with Native American tribes for the reimbursement of expenses, primarily payroll costs, that we incur on their behalf. We recognize these revenues on a gross basis, with an offsetting amount charged to operating expenses.

Net revenues for the six months ended June 30, 2013 decreased slightly to $628.4 million as compared to $630.5 million for the six months ended June 30, 2012. We believe the decrease is partially due to the January 2013 expiration of the federal payroll tax cut, which likely negatively impacted the discretionary spending of our patrons. In addition, the first quarter of 2012 included one extra day of activity as a result of the leap year. Although our net revenues increased slightly during the three months ended June 30, 2013, lower first quarter revenues resulted in a net decrease for the year to date period as compared to the prior year period.
Operating Income. Operating income was $47.4 million for the three months ended June 30, 2013 as compared to $49.5 million for the three months ended June 30, 2012. Operating income was $95.1 million for the six months ended June 30, 2013 as compared to $107.4 million for the six months ended June 30, 2012. The decreases in consolidated operating income are primarily the result of increases in certain operating expenses, primarily depreciation expense and write-downs and other charges.
Casino.  Casino revenues increased to $225.0 million for the three months ended June 30, 2013 as compared to $222.3 million for the three months ended June 30, 2012, as a result of online gaming revenues from Fertitta Interactive, as well as improvements in slot revenues at our properties. For the six months ended June 30, 2013, casino revenues decreased to $445.8 million as compared to $452.5 million for the prior year period. The decrease in casino revenues for the year to date period is primarily due to lower casino revenue in the first quarter of 2013 due to the factors described above, partially offset by the increase in casino revenues for the three months ended June 30, 2013. Casino expenses decreased by 4.5% and 4.1% for the three and six months ended June 30, 2013 as compared to the same periods in the prior year, primarily due to cost saving measures. Gaming revenues and expenses from Fertitta Interactive, which commenced its online poker operations in Nevada on April 30, 2013, were not material for the three and six months ended June 30, 2013.
Food and Beverage.   Food and beverage revenues decreased by 4.7% and 2.6% for the three and six months ended June 30, 2013 as compared to the prior year periods, reflecting decreased beverage and catering revenues, partially offset by increases in food revenue. Several bars and lounges were closed for conversion or remodeling during the current year periods. In addition, beverage revenue was negatively impacted by fewer entertainment offerings. The number of restaurant guests served decreased by 1.1% and the average guest check increased by 3.7% for the three months ended June 30, 2013 as compared to the prior year period. The number of restaurant guests served increased slightly and the average guest check increased by 2.1% for the six months ended June 30, 2013 as compared to the prior year period. Food and beverage expenses increased by 4.7% and 1.6%, respectively, for the three and six months ended June 30, 2013 as compared to the prior year periods.
Room.  The following table presents key information about our hotel operations:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2013	2012		2013	2012
Occupancy	93%	90%	3.3%	90%	89%	1.1%
Average daily rate	$69	$74	(6.8)%	$72	$75	(4.0)%
Revenue per available room	$64	$67	(4.5)%	$65	$67	(3.0)%

Occupancy is calculated by dividing total rooms occupied, including complimentary rooms, by total rooms available. Average daily rate ("ADR") is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms. Revenue per available room is calculated by dividing total room revenue by total rooms available.

Room revenues decreased 4.8% for the three months ended June 30, 2013 as compared to the same period in the prior year as a result of a 6.8% decrease in ADR, partially offset by a 3.3% improvement in occupancy. Room expenses decreased 3.3% for the three months ended June 30, 2013 as compared to the same period in the prior year, primarily due to cost saving measures.

Room revenues decreased 3.5% for the six months ended June 30, 2013 as compared to the same period in the prior year as a result of a 4.0% decrease in ADR, partially offset by a 1.1% improvement in occupancy. Room expenses decreased slightly for the six months ended June 30, 2013 as compared to the same period in the prior year.
Other.  Other revenues primarily include revenues from gift shops, bowling, entertainment, leased outlets and spas. Other revenues decreased to $18.1 million and $33.9 million, respectively, for the three and six months ended June 30, 2013, as compared to $18.8 million and $35.2 million, respectively, for the prior year periods. The decrease primarily relates to a reduction in our entertainment offerings as compared to the prior year periods. Other expenses increased slightly to $7.2 million and $13.4 million, respectively, for the three and six months ended June 30, 2013 as compared to $7.1 million and $13.0 million, respectively, for the prior year periods.
Management Fee Revenue.  Our management fee revenue primarily represents fees earned by our 50% owned consolidated variable interest entity, MPM, for the management of Gun Lake Casino. MPM receives a management fee equal to 30% of Gun Lake Casino's net income (as defined in the management agreement). In addition, we are the managing partner of Barley's, The Greens and Wildfire Lanes and receive management fees equal to 10% of earnings before interest, taxes, depreciation and amortization ("EBITDA") from these properties. Management fee revenue also includes reimbursable costs incurred pursuant to our management arrangements with Gun Lake Casino and the FIGR project. For the three and six months ended June 30, 2013, management fee revenue was $11.0 million and $20.9 million, respectively, as compared to $7.4 million and $15.2 million, respectively, for the prior year periods. Excluding reimbursable costs, management fee revenue increased by $0.8 million and $1.4 million, respectively, for the three and six months ended June 30, 2013 as compared to the prior year periods, primarily due to improved operating results at Gun Lake Casino.
Selling, General and Administrative ("SG&A").  SG&A expenses increased to $75.3 million for the three months ended June 30, 2013 as compared to $72.2 million for the prior year period. SG&A expenses for the three months ended June 30, 2013 include $2.5 million for Fertitta Interactive, as compared to $1.0 million for the portion of the prior year period subsequent to April 30, 2012, the date at which common control commenced. In addition, SG&A expenses for the three months ended June 30, 2013 include $2.8 million in reimbursable expenses related to our Native American management agreements, for which there were no comparable expenses in the prior year period. These increases were partially offset by cost saving measures. Excluding Fertitta Interactive and reimbursable expenses, SG&A expenses decreased by approximately 1.7% for the three months ended June 30, 2013 as compared to the prior year period.
SG&A expenses for the six months ended June 30, 2013 increased to $145.8 million as compared to $142.2 million for the prior year period. The increase is primarily due to $1.9 million of share based compensation expense and $4.2 million in reimbursable expenses related to our Native American management agreements, for which there were no comparable expenses in the prior year period, partially offset by cost saving measures. SG&A expenses of Fertitta Interactive were $5.0 million for the six months ended June 30, 2013, as compared to $1.0 million for the prior year period. Excluding Fertitta Interactive and reimbursable expenses, SG&A expenses for the six months ended June 30, 2013 decreased by approximately 3.3% as compared to the prior year period.
Depreciation and Amortization.  Depreciation and amortization expense for the three and six months ended June 30, 2013 was $35.4 million and $70.7 million, respectively, as compared to $32.3 million and $63.0 million for the prior year periods. The increase in depreciation and amortization is due primarily to shorter lived capital expenditures placed into service during the last twelve months. In addition, the acquisition of Fertitta Interactive resulted in increases of $0.6 million and $1.7 million in depreciation and amortization expense for the three and six months ended June 30, 2013, respectively, as compared to the prior year periods.
Management Fee Expense.  We have long-term management agreements with affiliates of Fertitta Entertainment to manage our properties. Under the management arrangements, we pay a base fee equal to two percent of gross revenues and an incentive fee equal to five percent of positive EBITDA (as defined in the agreements) for each of our managed properties. Management fee expense for the three and six months ended June 30, 2013 was $11.8 million and $23.5 million, respectively, as compared to $11.6 million and $23.4 million, respectively, for the prior year periods.
Write-downs and Other Charges, Net. Write-downs and other charges, net includes losses on asset disposals, severance expense, legal settlements and non-routine charges. For the three and six months ended June 30, 2013, write-downs and other charges, net increased to $3.0 million and $5.6 million, respectively, as compared to $0.7 million and $1.2 million, respectively, in the prior year periods, primarily related to losses on asset disposal and project abandonment charges.
Earnings From Joint Ventures.  We hold 50% investments in Barley's, The Greens and Wildfire Lanes, which we account for using the equity method. Our earnings from these investments totaled $0.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2013 as compared to $0.4 million and $1.0 million for the three and six months ended June 30, 2012, respectively.
Interest Expense, Net.  Interest expense, net, for the three and six months ended June 30, 2013 was $40.5 million and $83.8 million, respectively, as compared to $42.7 million and $92.3 million for the same periods in the prior year. The decrease in interest expense is primarily due to lower debt discount amortization during the current year periods. We refinanced approximately $2.1 billion of our long-term debt during the first quarter of 2013, the majority of which was accounted for as a debt extinguishment, and as a result, our debt discount and debt issuance costs have decreased significantly.
Loss on Extinguishment of Debt. During the first quarter of 2013, we recognized a loss of $146.8 million on debt extinguishment related to the refinancing of our senior notes and the Propco and Opco credit facilities, primarily representing the write-off of unamortized debt discount and debt issuance costs related to the previous debt. See Liquidity and Capital Resources — Refinancing Transactions below for additional information about the refinancing transactions.
Change in Fair Value of Derivative Instruments. Change in fair value of derivative instruments represents fair value changes for interest rate swaps not designated in hedging relationships and any ineffective portion of designated interest rate swaps. Fluctuations in interest rates can cause the fair value of our interest rate swaps to change each reporting period. For the three and six months ended June 30, 2013, we recognized an insignificant amount of gain or loss related to the changes in fair value of our interest rate swaps. For the three and six months ended June 30, 2012, our interest rate swaps were designated in hedging relationships and had no ineffectiveness, and as a result, we recognized no change in fair value of these swaps in our statements of operations for the prior year periods.
Net Income (Loss) Attributable to Noncontrolling Interests. The following table presents a summary of net income (loss) attributable to noncontrolling interests (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
MPM noncontrolling interests	$1,844	$1,671	$2,505	$3,757
Fertitta Interactive noncontrolling interests	(1,774)	(1,079)	(3,789)	(1,079)
Total	$70	$592	$(1,284)	$2,678

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
Capital Resources
At June 30, 2013, we had $123.2 million in cash and cash equivalents, which is primarily used for the day-to-day operations of our properties. At June 30, 2013, our borrowing availability was $313.3 million under our revolving credit facility, which is net of outstanding letters of credit and similar obligations totaling $36.7 million. Our restricted cash totaled $3.3 million at June 30, 2013, primarily representing customer deposit reserves related to our online gaming operations.
Our primary cash requirements for the remainder of 2013 are expected to include (i) principal and interest payments on our indebtedness, which includes interest on our cash flow hedges, totaling $9.4 million and $66.8 million, respectively, and (ii) approximately $40 million to $50 million for maintenance and other capital expenditures and investments, including investments to support the operations of Fertitta Interactive. Our cash flow may be affected by a variety of factors, many of which are outside our control, including regulatory issues, competition, financial markets and other general business conditions. We believe that cash flows from operations, available borrowings under our credit agreement and existing cash balances will be adequate to satisfy our anticipated uses of capital for the foreseeable future, and we are continually evaluating our liquidity position and our financing needs. We cannot provide assurance, however, that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.
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

The credit agreement governing the New Credit Facility contains a number of customary covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of the restricted subsidiaries to incur additional indebtedness or become a guarantor; create liens on collateral; engage in mergers, consolidations or asset dispositions; make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries or make capital expenditures. The credit agreement governing the New Credit Facility also requires that we maintain a maximum total leverage ratio and a minimum interest coverage ratio, provided that a default of the financial ratio covenants shall only become an event of default under the Term Loan Facility if the lenders providing the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. These financial ratio covenants include a maximum total leverage ratio ranging from 8.00:1.00 in 2013 to 5.00:1.00 in 2017 and a minimum interest coverage ratio of 2.00:1.00 in 2013 to 3.00:1.00 in 2017. The testing of these financial ratio covenants began with the fiscal quarter ended March 31, 2013, and at June 30, 2013, we were in compliance with all applicable covenants.

The credit agreement governing the New Credit Facility contains a number of customary events of default (subject to grace periods and cure rights). If any event of default occurs, the lenders under the New Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder.
Cash Flow Information
Following is a summary of our cash flow information (amounts in thousands):

	Six Months Ended June 30,
	2013	2012
Cash flows provided by (used in):
Operating activities	$109,971	$106,836
Investing activities	(52,377)	(46,544)
Financing activities	(63,298)	(66,966)
Cash Flow from Operations. Our operating cash flows primarily consist of operating income generated by our properties (excluding depreciation, amortization and other non-cash charges), interest paid and changes in working capital accounts such as inventories, prepaid expenses, receivables and payables. The majority of our revenue is generated from our slot machine and table game play, which is conducted primarily on a cash basis. Our food and beverage, room and other revenues are also primarily cash-based. As a result, fluctuations in our revenues have a direct impact on our cash flow from operations. During the six months ended June 30, 2013, net cash provided by operating activities totaled $110.0 million, as compared to $106.8 million for the six months ended June 30, 2012. The increase in cash provided by operating activities is primarily due to a decrease in cash paid for interest as well as normal fluctuations in other working capital accounts.
Investing Activities. During the six months ended June 30, 2013, cash paid for capital expenditures totaled $49.4 million as compared to $26.3 million for the prior year period. Our capital expenditures include various remodeling projects as well as the purchase of gaming equipment, computer equipment and software. During the six months ended June 30, 2013, we paid $1.9 million in reimbursable advances to the Mono tribe for its development project, as compared to advances of $0.5 million and $18.0 million, respectively, to the Mono and the FIGR tribes during the prior year period.
Financing Activities. During the first quarter of 2013, we refinanced approximately $2.1 billion of our outstanding debt as described under Refinancing Transactions above. In connection with the refinancing, we paid debt issuance costs of approximately $35.7 million. In addition, during the six months ended June 30, 2013 we paid $0.3 million in distributions to our members, representing the members' taxes due on our results of operations.
During the six months ended June 30, 2013, our consolidated variable interest entity, MPM, paid $5.2 million in distributions to noncontrolling interest holders, and Fertitta Interactive received capital contributions and advances totaling $4.2 million from noncontrolling interest holders and investors to fund its operations.

Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities nor do we have any derivative arrangements other than the previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At June 30, 2013, we had outstanding letters of credit and similar obligations totaling $36.7 million.
Contractual Obligations
Except for changes related to our long-term debt and interest rate swaps resulting from the March 1, 2013 refinancing transactions, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012.
The following table summarizes our contractual obligations at June 30, 2013 related to long-term debt and interest rate swaps (amounts in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Long-term debt and interest rate swaps (a)	$76,175	$297,660	$409,275	$2,374,391	$3,157,501
___________________________________
(a) Includes principal and contractual interest payments on long-term debt and projected cash payments on interest rate swaps based on interest rates in effect at June 30, 2013. See Notes 4 and 5 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information related to long-term debt and derivative instruments.
Native American Development
Following is a summary of our Native American development project activity for the three months ended June 30, 2013. Additional information about these projects is included in Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and in Note 8 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012.
The Federated Indians of Graton Rancheria ("FIGR")
Construction of the FIGR casino project is proceeding on schedule and within budget. We anticipate that the project will be completed and opened for business during the fourth quarter of 2013.
We have evaluated the likelihood that the FIGR project will be successfully completed and opened, and have concluded that at June 30, 2013, the likelihood of successful completion is in the range of 95% to 100%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including the status of required regulatory approvals, and the progress being made toward the achievement of all milestones and the likelihood of successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that such changes will not be material.
North Fork Rancheria of Mono Indian Tribe ("Mono")
On February 5, 2013, the Department of the Interior ("DOI") accepted 305 acres of land into trust on behalf of the Mono for the development of the project. In connection with the DOI accepting the site into trust, the terms of the development and management agreements with the Mono were amended. Subject to the approval of the National Indian Gaming Commission ("NIGC"), the management agreement was amended to increase the management fee that we will receive from 24% to 30% of the facility's net income. The tribal-state Class III gaming compact between the State of California and the Mono was ratified by the California legislature and has been submitted to the DOI. The DOI can either approve or reject the compact or allow it to become effective by operation of law. No assurances can be provided as to whether the DOI will approve the compact or otherwise allow it to become effective.
We currently estimate that construction of the facility may begin in 2014 and we estimate that the facility would be completed and opened for business approximately 18 months after construction begins. There can be no assurance, however, that the project will be completed and opened within this time frame or at all. We expect to assist the Mono in obtaining third-

party financing for the project once all necessary regulatory approvals have been received and before construction has commenced, however there can be no assurance that financing for the project will be obtained on acceptable terms or at all.
Pursuant to the development agreement, we have made reimbursable advances to the Mono which are expected to be repaid from the proceeds of third-party financing or from the project's gaming revenues. At June 30, 2013, the carrying value of the advances was $5.1 million.
We have evaluated the likelihood that the Mono project will be successfully completed and opened, and have concluded that at June 30, 2013, the likelihood of successful completion is in the range of 65% to 75%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that we will recover all of our investment in the project even if it is successfully completed and opened for business.
Regulation and Taxes
We are subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future, including the NIGC, the Gun Lake Tribal Gaming Commission and the Federated Indians of Graton Rancheria Tribal Gaming Commission.

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The most recent legislative session ended on June 3, 2013. There have been no specific proposals during the current legislative session to increase gaming taxes, however there are no assurances that an increase in gaming taxes will not be proposed and passed by the Nevada Legislature in the future.

In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food purchased for use in complimentary meals provided to patrons and employees is not subject to Nevada use tax. We filed refunds for the periods from March 2000 through February 2008, and began claiming this exemption on our sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision. The amount subject to these refunds was approximately $15.6 million plus interest. The Department of Taxation subsequently audited us and issued a sales tax deficiency on the cost of food used in complimentary meals provided to patrons and employees for the period March 2000 through February 2008. On July 9, 2012, a Nevada Administrative Law Judge concluded that the State's sales tax deficiency for our complimentary meals provided to patrons and employees for the period March 2000 through February 2008 would be allowed, but only to the extent of use tax previously paid for these meals. We appealed the decision. On October 1, 2012, the Nevada Tax Commission upheld the Administrative Law Judge's decision. We appealed that portion of the decision that denied the refund.

Effective June 1, 2013, we entered into a settlement agreement with the Department of Taxation pursuant to which we agreed to withdraw our refund requests in exchange for (a) the Department of Taxation agreement that it will make no claim against us for sales or use tax due on employee meals and/or complimentary meals provided to patrons for any prior periods and (b) the passage of prospective legislation that clarifies that employee meals and complimentary meals are not subject to sales or use tax. This prospective legislation was passed by the Nevada legislature and signed into law by the Governor on June 13, 2013. During the three months ended June 30, 2013, we reversed the previously accrued sales and use tax on employee meals and complimentary meals provided to patrons, net of related accrued professional fees.
Description of Certain Indebtedness
On March 1, 2013, we entered into a series of transactions to refinance the debt outstanding under our senior notes and the Propco and Opco credit agreements. A description of our indebtedness is included in Note 4 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Derivative Instruments
We have entered into various interest rate swaps to manage our exposure to interest rate risk. In connection with the March 1, 2013 refinancing, we amended our interest rate swaps, as described in Note 5 to the accompanying condensed consolidated financial statements. At June 30, 2013 we had two floating-to-fixed interest rate swaps with notional amounts totaling $1.1 billion. These interest rate swaps effectively fix the interest rates on a portion of our variable-rate debt at 6%. As of June 30, 2013, we paid a weighted-average fixed interest rate of 2.04% and received a weighted-average variable interest rate of 1.00% on our interest rate swaps. The difference between amounts received and paid under the designated portions of interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The changes in the fair value of the effective portions of our designated interest rate swaps is recognized in other comprehensive income. The changes in the fair value of any ineffective portion of designated swaps, as well as changes in the fair value of any non-designated portion of our interest rate swaps, are recognized in change in fair value of derivative instruments as they occur.
For the six months ended June 30, 2013, our interest rate swaps increased our interest expense by $6.5 million, which includes deferred losses that are being amortized out of accumulated other comprehensive loss to expense as a result of discontinued cash flow hedging relationships.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2013.
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
At June 30, 2013, $1.73 billion of the borrowings under our credit agreements are based on LIBOR plus applicable margins of 3.50% to 4.00%, and none of our outstanding borrowings are based on the base rate. The LIBOR rate underlying

$1.621 billion of LIBOR-based borrowings outstanding under the New Credit Agreement was 1.00%, which is the LIBOR floor stipulated in the agreement. The LIBOR rate underlying the borrowings under the land loan is 0.1954% at June 30, 2013. The weighted-average interest rates for variable rate debt shown in the table below are calculated using the rates in effect as of June 30, 2013. We cannot predict the LIBOR or base rate interest rates that will be in effect in the future, and actual rates will vary.

We are also exposed to interest rate risk related to our interest rate swap agreements which we use to hedge a portion of our variable rate debt. As of June 30, 2013, we have two variable-to-fixed interest rate swaps with notional amounts totaling $1.1 billion which effectively hedge a portion of the interest rate risk on borrowings under our credit agreements. Our interest rate swaps are matched with specific debt obligations. Our interest rate swaps are designated as cash flow hedges and qualify for hedge accounting. We do not use derivative financial instruments for trading or speculative purposes. Interest differentials resulting from designated interest rate swap agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate movements also affect the fair value of our interest rate swaps, which is reflected as a long-term liability in our Consolidated Balance Sheets.

The fair values of interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Fair value is subject to significant estimation and a high degree of variability between periods; however, to the extent that the interest rate swaps are effective in hedging the designated risk, the changes in the fair value of these swaps are deferred in other comprehensive income on our Condensed Consolidated Balance Sheets. Certain future events, including prepayment, refinancing or acceleration of the hedged debt, could cause all or a portion of these hedges to become ineffective, in which case the changes in the fair value of the ineffective portion of the interest rate swaps would be recognized in the statement of operations in the period of change. In addition, we are exposed to credit risk should our counterparties fail to perform under the terms of the interest rate swap agreements; however, we seek to minimize our exposure to this risk by entering into interest rate swap agreements with highly rated counterparties, and we do not believe we are exposed to significant credit risk as of June 30, 2013.

Based on our outstanding borrowings as of June 30, 2013, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $2.1 million, after giving effect to our interest rate swaps. The estimated fair value of our long-term debt at June 30, 2013 is $2.3 billion.

The terms of our long-term debt and interest rate swap agreements have changed since December 31, 2012 as a result of the March 1, 2013 refinancing transactions. Accordingly, the following tables present updates to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2012.

Information about future principal maturities, excluding original issue discounts, of our long-term debt and the weighted-average contractual interest rates in effect at June 30, 2013 is as follows (dollars in millions):

	Expected maturity date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate	$1.3	$2.5	$2.7	$2.8	$2.9	$530.9	$543.1	$543.1
Weighted-average interest rate	4.41%	4.27%	4.27%	4.28%	4.17%	7.28%	7.21%

Variable rate	$8.1	$16.3	$16.3	$126.3	$16.3	$1,547.7	$1,731.0	$1,708.0
Weighted-average interest rate	5.00%	5.00%	5.00%	3.86%	5.00%	5.00%	4.92%

The following table provides information about our interest rate swaps at June 30, 2013 (dollars in millions):

	Expected maturity date							Fair Value, net
	2013	2014	2015	2016	2017	Thereafter	Total
Interest rate swaps:
Notional amount	$5.1	$51.5	$80.1	$42.2	$908.7	$—	$1,087.6	$13.9
Weighted-average fixed interest rate payable (a)	2.04%	2.04%	1.77%	1.77%	1.77%	—%	1.88%
Weighted-average variable interest rate receivable (b)	1.00%	1.00%	1.00%	1.00%	1.00%	—%	1.00%
____________________________________

(a)	Based on actual fixed rates payable.

(b)	Based on actual variable rates receivable.
Additional information about our long-term debt and interest rate swap agreements is included in Notes 4 and 5 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

     No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 32.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 32.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 101*—The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.
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

STATION CASINOS LLC, Registrant

DATE:	August 9, 2013	/s/ MARC J. FALCONE
Marc J. Falcone Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)