Form 10-Q
period 2013-09-30
Station Casinos LLC
filed 2013-11-14
CIK 1503579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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
As of October 31, 2013, 100 shares of the registrant's voting units were outstanding and 100 shares of the registrant's non-voting units were outstanding.

STATION CASINOS LLC

Part I. Financial Information
Item 1.    Financial Statements
STATION CASINOS LLC CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except units data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$123,502	$128,880
Restricted cash	1,067	1,980
Receivables, net	25,820	30,931
Inventories	8,370	7,938
Prepaid gaming tax	21,032	18,415
Prepaid expenses and other current assets	12,584	9,108
Total current assets	192,375	197,252
Property and equipment, net of accumulated depreciation of $250,817 and $174,796 at September 30, 2013 and December 31, 2012, respectively	2,169,690	2,212,463
Goodwill	201,238	200,694
Intangible assets, net of accumulated amortization of $37,245 and $25,093 at September 30, 2013 and December 31, 2012, respectively	194,953	208,676
Land held for development	220,120	220,120
Investments in joint ventures	13,545	9,629
Native American development costs	6,013	3,255
Other assets, net	70,547	46,854
Total assets	$3,068,481	$3,098,943
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$21,611	$21,631
Accrued interest payable	8,247	7,983
Accrued expenses and other current liabilities	127,333	123,537
Current portion of long-term debt	19,102	17,544
Total current liabilities	176,293	170,695
Long-term debt, less current portion	2,180,714	2,056,057
Deficit investment in joint venture	2,321	2,356
Interest rate swaps and other long-term liabilities, net	30,410	30,974
Total liabilities	2,389,738	2,260,082
Commitments and contingencies (Note 9)
Members' equity:
Voting units; 100 units authorized, issued and outstanding	—	—
Non-voting units; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	797,521	826,109
Accumulated other comprehensive loss	(14,899)	(25,672)
Accumulated deficit	(144,797)	(6,605)
Total Station Casinos LLC members' equity	637,825	793,832
Noncontrolling interest	40,918	45,029
Total members' equity	678,743	838,861
Total liabilities and members' equity	$3,068,481	$3,098,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues:
Casino	$216,055	$212,406	$661,874	$664,856
Food and beverage	56,701	56,603	176,966	180,063
Room	26,575	25,829	80,704	81,897
Other	17,963	18,190	51,859	53,376
Management fees	11,422	6,829	32,282	22,007
Gross revenues	328,716	319,857	1,003,685	1,002,199
Promotional allowances	(24,020)	(24,069)	(70,619)	(75,873)
Net revenues	304,696	295,788	933,066	926,326
Operating costs and expenses:
Casino	84,845	87,243	255,291	265,054
Food and beverage	40,261	39,911	122,294	120,649
Room	10,782	10,874	32,397	32,592
Other	7,186	8,151	20,555	21,156
Selling, general and administrative	81,386	78,908	227,192	221,079
Development and preopening	36	41	222	171
Depreciation and amortization	30,718	33,353	101,466	96,307
Management fee expense	10,660	10,313	34,196	33,680
Impairment of goodwill	1,183	—	1,183	—
Impairment of other assets	258	12,973	258	12,973
Write-downs and other charges, net	1,815	6,626	7,365	7,825
	269,130	288,393	802,419	811,486
Operating income	35,566	7,395	130,647	114,840
Earnings from joint ventures	159	352	1,152	1,302
Operating income and earnings from joint ventures	35,725	7,747	131,799	116,142
Other (expense) income:
Interest expense, net	(40,650)	(52,457)	(124,479)	(144,793)
Loss on extinguishment of debt	—	(51,794)	(146,787)	(51,794)
Gain on Native American development	—	102,816	—	102,816
Change in fair value of derivative instruments	(43)	(800)	(281)	(800)
	(40,693)	(2,235)	(271,547)	(94,571)
Net (loss) income	(4,968)	5,512	(139,748)	21,571
Less: net (loss) income attributable to noncontrolling interests	(272)	(2,287)	(1,556)	391
Net (loss) income attributable to Station Casinos LLC members	$(4,696)	$7,799	$(138,192)	$21,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (amounts in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net (loss) income	$(4,968)	$5,512	$(139,748)	$21,571
Other comprehensive income (loss):
Unrealized (loss) gain on interest rate swaps:
Unrealized (loss) gain arising during period	(4,468)	(5,705)	1,125	(18,626)
Less: Reclassification of unrealized loss on interest rate swaps into operations	3,346	3,930	9,821	10,225
Unrealized (loss) gain on interest rate swaps, net	(1,122)	(1,775)	10,946	(8,401)
Unrealized (loss) gain on available-for-sale securities	(57)	86	(173)	200
Comprehensive (loss) income	(6,147)	3,823	(128,975)	13,370
Less: comprehensive (loss) income attributable to noncontrolling interests	(272)	(2,287)	(1,556)	391
Comprehensive (loss) income attributable to Station Casinos LLC members	$(5,875)	$6,110	$(127,419)	$12,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(139,748)	$21,571
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	101,466	96,307
Change in fair value of derivative instruments	281	800
(Recovery of) provision for doubtful accounts	(618)	1,783
Write downs and other charges, net	5,431	101
Impairment of goodwill	1,183	—
Impairment of other assets	258	12,973
Amortization of debt discount and debt issuance costs	19,226	55,733
Interest—paid in kind	3,082	3,054
Share-based compensation	2,665	1,380
Earnings from joint ventures	(1,152)	(1,302)
Distributions from joint ventures	1,061	1,307
Gain on Native American development	—	(102,816)
Loss on extinguishment of debt	146,787	51,794
Changes in assets and liabilities:
Restricted cash	913	23
Receivables, net	6,283	(2,368)
Inventories and prepaid expenses	(6,525)	276
Accounts payable	(410)	49
Accrued interest payable	4,343	7,685
Accrued expenses and other current liabilities	17,907	5,764
Other, net	1,946	1,358
Net cash provided by operating activities	164,379	155,472
Cash flows from investing activities:
Capital expenditures, net of related payables	(64,090)	(47,300)
Proceeds from sale of property and equipment	449	843
Acquisition of Fertitta Interactive	—	369
Distributions in excess of earnings from joint ventures	307	150
Proceeds from repayment of Native American development costs	—	195,779
Native American development costs	(2,758)	(19,523)
Other, net	(6,313)	(4,755)
Net cash (used in) provided by investing activities	(72,405)	125,563

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from financing activities:
Proceeds from issuance of 7.50% Senior Notes	499,935	—
Repayment of Propco senior notes due 2018	(625,000)	—
Borrowings under credit agreement with original maturity dates greater than three months	1,611,622	599,688
Payments under credit agreements with original maturities of three months or less, net	(5,000)	(16,200)
Payments under credit agreements with original maturities greater than three months	(1,508,388)	(794,504)
Cash paid for early extinguishment of debt	—	(9,880)
Distributions to members and noncontrolling interests	(37,898)	(17,510)
Debt issuance costs	(35,701)	(16,272)
Payments on derivative instruments with an other-than-insignificant financing element	(6,193)	—
Capital contributions from noncontrolling interests	8,680	4,101
Other, net	591	(430)
Net cash used in financing activities	(97,352)	(251,007)
Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(5,378)	30,028
Balance, beginning of period	128,880	93,662
Balance, end of period	$123,502	$123,690
Supplemental cash flow disclosures:
Cash paid for interest, net of $0 and $3,678 capitalized, respectively	$91,940	$75,184

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$10,201	$5,722
Issuance of note payable with option by Fertitta Interactive in exchange for redemption of noncontrolling interest	$4,600	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization, Basis of Presentation and Significant Accounting Policies
Station Casinos LLC, a Nevada limited liability company (the “Company” or “Station” ), is a gaming and entertainment company that owns and operates nine major hotel/casino properties and nine smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. The Company also manages a casino in Sonoma County, California, which opened on November 5, 2013, and a casino in southwestern Michigan, both on behalf of Native American tribes. In addition, the Company operates real money online poker in Nevada through its majority-owned subsidiary, Fertitta Interactive LLC ("Fertitta Interactive").
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
The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.
Principles of Consolidation
The amounts shown in the accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including Fertitta Interactive (for periods subsequent to April 30, 2012), which is 57.3% owned and controlled by the Company, and MPM Enterprises, LLC (“MPM”), which is 50% owned and controlled by the Company. Investments in all other 50% or less owned affiliated companies are accounted for under the equity method.
MPM is considered a variable interest entity under the provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidation ("ASC Topic 810"). Under the terms of the MPM operating agreement, the Company was required to provide the majority of MPM's financing. In addition, based on a qualitative analysis, the Company believes it directs the most significant activities that impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that could potentially be significant to MPM. As a result, the Company is considered the primary beneficiary of MPM as defined in ASC Topic 810 and therefore consolidates MPM in its consolidated financial statements. The creditors of MPM have no recourse to the general credit of the Company, and the assets of MPM may be used only to settle MPM's obligations. MPM's assets that are reflected in the Company's Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012 include intangible assets of $44.7 million and $52.3 million, respectively, and receivables of $2.4 million and $2.7 million, respectively.
The third party holdings of equity interests in MPM and Fertitta Interactive are referred to herein as noncontrolling interests. The portion of net income (loss) attributable to noncontrolling interests is presented separately in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss), and the portion of members' equity attributable to noncontrolling interests is presented separately on the Condensed Consolidated Balance Sheets.
Certain amounts in the condensed consolidated financial statements for the prior year periods have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
Recently Issued and Recently Adopted Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-02, Comprehensive Income — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This amendment requires an entity to provide information about the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income by component. If the amount being reclassified is required to be reclassified in its entirety to net income, an entity must disclose, either on the face of the statement of net income or in the notes, the line item locations of significant amounts reclassified out of accumulated other comprehensive income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts, such as when a portion of an amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of to income or expense in the same reporting period. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012, and early adoption is permitted. The Company adopted this guidance during the first quarter of 2013, and the adoption did not have a material impact on its financial position or results of operations.
In February 2013, the FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405)—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This amendment provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. Examples of obligations within this guidance are debt arrangements, other contractual obligations, and settled litigation and judicial rulings. Upon adoption, the guidance is required to be applied retrospectively to all prior periods presented for any obligations that exist at the beginning of an entity's fiscal year of adoption which are within its scope. This guidance will be effective for the Company for the first quarter of 2014, and early adoption is permitted. The Company will adopt this guidance during the first quarter of 2014, and does not expect the the adoption to have a material impact on its financial position and results of operations.
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
2.    Fertitta Interactive

In November 2012, the Company acquired a 50.1% ownership interest in Fertitta Interactive. Fertitta Interactive operates Ultimate Gaming and was formed in 2011 with the purchase of Cyber-Arts, a California based company which has developed a proprietary real money and social gaming platform. On April 30, 2013, Ultimate Gaming launched its real money online poker platform in Nevada. On June 24, 2013, Fertitta Interactive entered into an online gaming operations agreement with a land-based casino operator under which it expects to operate online gaming in New Jersey commencing in November 2013. In connection with this agreement, Ultimate Gaming paid $8.0 million to the counterparty, representing an advance on the counterparty's share of the potential revenues from the operation of online gaming in New Jersey. In addition, Ultimate Gaming has committed to pay an additional $8.0 million advancement fee to the counterparty, subject to certain contingencies. Ultimate Gaming is entitled to recover such fees out of the counterparty's share of certain cash distributions of any net proceeds generated from New Jersey online gaming operations. The advancement fee is being recognized in expense over the term of

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

the agreement. At September 30, 2013, the carrying value of the advancement fee is $7.8 million, which is included in other assets on the Condensed Consolidated Balance Sheet.
In March 2013, Fertitta Interactive redeemed the equity interests of one of its noncontrolling interest holders in exchange for a note payable with an option which allows the holder to repurchase the equity interest in Fertitta Interactive within two years, subject to certain contingencies. As a result, the Company's ownership interest in Fertitta Interactive increased to 57.3%. The obligation related to this transaction is included in other long-term liabilities on the Condensed Consolidated Balance Sheet at September 30, 2013. On November 12, 2013, the note was repaid and the Company was released from all related obligations.
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
3.    Native American Development

The Company has entered into development and management agreements with Native American tribes under which it has made reimbursable advances for certain costs. At September 30, 2013 and December 31, 2012, the Native American development costs on the Company's consolidated balance sheets represent advances to the North Fork Rancheria of Mono Indians. Following is a summary of the status of the Company's Native American development projects.

The Federated Indians of Graton Rancheria

The Company manages the Graton Casino and Resort (“Graton Resort”) in Sonoma County, California, which opened to the public on November 5, 2013, on behalf of the Federated Indians of Graton Rancheria (the "FIGR"), a federally-recognized Indian tribe. The Company assisted the FIGR in designing, developing and financing the Graton Resort pursuant to a development agreement, and manages the Graton Resort pursuant to a management agreement with the FIGR. The Graton Resort is located on a portion of approximately 254 acres on U.S. Highway 101 in Rohnert Park, California, approximately 43 miles from downtown San Francisco, and is the largest gaming and entertainment facility in the Bay Area, with approximately 3,000 slot machines, 144 table games and an 18-table poker room, as well as four full-service restaurants and nine fast-casual restaurants. The Company owns an additional 34-acre site adjacent to the Graton Resort, which is being held for future development.
Upon completion of the Graton Resort on November 5, 2013, the Company earned a development fee of approximately $8.2 million representing 2% of the cost of the project. Prior to securing third-party financing for the project, the Company made advances to the FIGR for development of the Graton Resort. Upon completion of the Graton Resort's third-party financing in 2012, the Company received a $194.2 million partial repayment of the advances, which exceeded the carrying value due to fair value adjustments recognized by the Company pursuant to fresh-start reporting in 2011. Effective August 2012, the advances bear interest at the rate of 11.625%, which is payable in-kind during the construction period and is payable in cash beginning in the first full quarter after opening. At September 30, 2013, $62.2 million in advances remain outstanding, which the Company expects will be repaid from operations of the Graton Resort. Future repayments received on the advances will be recognized in income as collected.
The management agreement has a term of seven years from the date of the opening of the Graton Resort. The Company will receive a management fee equal to 24% of the Graton Resort net income in years 1 through 4 and 27% of the Graton Resort net income in years 5 through 7. The management agreement may be terminated under certain circumstances, including but not limited to, material breach, changes in regulatory or legal status, and mutual agreement of the parties. There is no provision in the management agreement allowing the FIGR to buy-out the management agreement prior to its expiration. Under the terms of the management agreement, the Company will provide training to the FIGR such that the tribe may assume responsibility for managing the Graton Resort upon expiration of the seven-year term of the agreement. Upon termination or expiration of the management and development agreements, the FIGR will continue to be obligated to repay any unpaid advances from the Company and STN, as well as certain other amounts that may be due, such as management fees. Amounts due to the Company under the development and management agreements are subordinate to the obligations of the FIGR under

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

its third-party financing. The development and management agreements contain waivers of the FIGR's sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling arbitration and other remedies.

North Fork Rancheria of Mono Indian Tribe
The Company has entered into development and management agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally-recognized Indian tribe, pursuant to which the Company has agreed to assist the Mono in developing, financing and operating a gaming and entertainment facility to be located in Madera County, California.
The following table outlines the status of the Mono project and the Company's evaluation at September 30, 2013 of each of the critical milestones necessary to complete the project.

As of September 30, 2013
Federally recognized as a tribe by the Bureau of Indian Affairs ("BIA")	Yes
Date of recognition	Federal recognition was terminated in 1961 and restored in 1983. There is currently no evidence to suggest that recognition might be terminated in the future.
Tribe has possession of or access to usable land upon which the project is to be built	The Department of the Interior ("DOI") accepted approximately 305 acres of land for the project into trust for the benefit of the Mono on February 5, 2013.
Status of obtaining regulatory and governmental approvals:
Tribal–state compact
A new compact was negotiated and signed by the Governor of California and the Mono on August 31, 2012. The compact was submitted to the California legislature for ratification and Assembly bill 277 (AB 277), the legislation ratifying the compact, was passed by the California State Assembly on May 2, 2013 and passed by the California State Senate on June 27, 2013. On October 1, 2013, opponents of the project filed a referendum seeking to place AB 277 on the state-wide ballot in California in November 2014. The opponents contend that if the referendum qualifies for the ballot, AB 277 will be suspended and will only become effective if approved by a majority of voters in the next general election (November 2014).

Approval of gaming compact by DOI	The Mono compact was submitted to the DOI on July 19, 2013. The compact became effective as a matter of law on October 22, 2013.
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
Approval of management agreement by National Indian Gaming Commission ("NIGC")
Approval of the amended and restated management agreement by the NIGC is expected to occur following the effective date of the compact. The Company believes the amended and restated management agreement will be approved because the terms and conditions thereof are consistent with the provisions of the Indian Gaming Regulatory Act and the terms of previously approved management agreements.

Gaming licenses:
Type
Current plans for the project include Class II and Class III gaming, which requires that the compact be effective and that the Company's amended and restated management agreement be approved by the NIGC.

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

The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

governmental and regulatory approvals. There can be no assurance as to when, or if, these approvals will be obtained. The Company currently estimates that construction of the facility may begin in the next 24 to 36 months and estimates that the facility would be completed and opened for business approximately 18 months after construction begins. There can be no assurance, however, that the project will be completed and opened within this time frame or at all. The Company expects to assist the Mono in obtaining third–party financing for the project once all necessary regulatory approvals have been received and prior to commencement of construction; however, there can be no assurance that the Company will be able to obtain such financing for the project on acceptable terms or at all.
Pursuant to the development agreement, the Company has made reimbursable advances to the Mono totaling approximately $21.1 million, which is expected to be repaid from the proceeds of third-party financing or from the project's gaming revenues. The carrying value of the advances was reduced to fair value as a result of the Company's adoption of fresh-start reporting in 2011. At September 30, 2013, the carrying value of the advances was $6.0 million.
The Company has evaluated the likelihood that the Mono project will be successfully completed and opened, and has concluded that at September 30, 2013, the likelihood of successful completion is in the range of 65% to 75%. The Company's evaluation is based on its consideration of all available positive and negative evidence about the status of the project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change the Company's estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the project even if it is successfully completed and opened for business.

4.    Long-term Debt
Long-term debt consists of the following (amounts in thousands):

	September 30, 2013	December 31, 2012
Term Loan, due March 1, 2020, interest at a margin above LIBOR or base rate (5.00% at September 30, 2013), net of unamortized discount of $53.2 million	$1,563,672	$—
Revolving Credit Facility, due March 1, 2018, interest at a margin above LIBOR or base rate	—	—
7.50% Senior Notes, due March 1, 2021, net of unamortized discount of $6.1 million	493,888	—
Propco Term Loan Tranche B-1, due June 16, 2016, interest at a margin above LIBOR or base rate (3.21% at December 31, 2012), net of unamortized discount of $18.1 million	—	125,883
Propco Term Loan Tranche B-2, due June 16, 2016, interest at a margin above LIBOR or base rate (4.21% at December 31, 2012), net of unamortized discount of $62.1 million	—	663,564
Propco Senior Notes, due June 18, 2018, interest at an increasing fixed rate (3.66% at December 31, 2012), net of unamortized discount of $97.1 million	—	527,903
Propco Revolver, due June 16, 2016, interest at a margin above LIBOR or base rate (3.40% at December 31, 2012), net of unamortized discount of $6.3 million	—	47,727
Opco and GVR joint Term Loan, due September 28, 2019, interest at a margin above LIBOR or base rate (5.50% at December 31, 2012), net of unamortized discount of $4.1 million	—	569,438
Restructured Land Loan, due June 16, 2016, interest at a margin above LIBOR or base rate (3.68% and 3.71% at September 30, 2013 and December 31, 2012, respectively), net of unamortized discount of $11.7 million and $14.3 million, respectively	98,628	94,943
Other long-term debt, weighted-average interest of 3.95% and 3.88% at September 30, 2013 and December 31, 2012, respectively, maturity dates ranging from 2014 to 2027	43,628	44,143
Total long-term debt	2,199,816	2,073,601
Current portion of long-term debt	(19,102)	(17,544)
Total long-term debt, net	$2,180,714	$2,056,057

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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

7.50% Senior Notes

In March 2013, the Company issued, in a private offering, $500 million in principal amount of 7.50% senior notes due March 1, 2021 (the "7.50% Senior Notes") pursuant to an indenture, dated as of March 1, 2013 (the "Indenture"), among the Company, the guarantors party thereto (the "Guarantors") and Wells Fargo Bank, National Association, as trustee. The 7.50% Senior Notes are guaranteed by all subsidiaries of the Company other than NP Landco Holdco LLC and Fertitta Interactive and their respective subsidiaries, and MPM. Interest is due March 1 and September 1 of each year, which commenced September 1, 2013. Prior to March 1, 2016, the Company may redeem the 7.50% Senior Notes plus accrued and unpaid interest and a make-whole premium. Prior to March 1, 2016, the Company is also entitled to redeem up to 35% of the original aggregate principal amount of the 7.50% Senior Notes with proceeds of certain equity financings at the redemption prices specified in the Indenture. On or after March 1, 2016, the Company may redeem all or a portion of the 7.50% Senior Notes at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest to the applicable redemption date:

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

The Term Loan Facility is fully drawn and will mature on March 1, 2020. Subject to the satisfaction of certain conditions, amounts may be borrowed under the Revolving Credit Facility, which shall be fully available at any time prior to maturity on March 1, 2018. At the Company's option, the Company has the right to increase its borrowings under the New Credit Facility in an aggregate principal amount not to exceed the greater of (a) $350 million and (b) an unlimited amount, if certain conditions are met and pro forma first lien leverage is less than or equal to 4.5x.

The interest rates under the Revolving Credit Facility are at the Company's option, either (i) LIBOR plus a margin of up to 3.50%, or (ii) a base rate plus a margin of up to 2.50% subject to a leverage based grid. The interest rates under the Term

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

The Company is required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the sum of the original principal amount and the aggregate amount of any increased commitments under the Term Loan Facility, which began on June 30, 2013. In addition to the scheduled principal amortization payments on the Term Loan Facility, the Company will be required to make certain mandatory prepayments on the Term Loan Facility with a portion of its excess cash flow as follows: (A)(i) 50% of excess cash flow so long as no default has occurred and its total leverage ratio is above 4.50 to 1.00 or a default has occurred and is continuing, (ii) 25% of excess cash flow so long as no default has occurred and its total leverage ratio is less than or equal to 4.50 to 1.00, or (iii) 0% of excess cash flow so long as no default has occurred and its total leverage ratio is less than or equal to 3.50 to 1.00 and (B) 100% of all net cash proceeds of asset sales or other dispositions, the issuance or incurrence of additional debt, and receipt of insurance proceeds and condemnation awards, in each case subject to certain customary carve-outs and reinvestment provisions. The Company must pay a premium if it prepays the Term Loan Facility prior to March 1, 2014.     On or after March 1, 2014, the Company may, at its option, prepay the Term Loan Facility at par.

The credit agreement governing the New Credit Facility contains a number of customary covenants that, among other things and subject to certain exceptions, restrict the Company's ability and the ability of its restricted subsidiaries to incur additional indebtedness or become a guarantor; create liens on collateral; engage in mergers, consolidations or asset dispositions; make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries or make capital expenditures. The credit agreement governing the Revolving Credit Facility under the New Credit Facility also includes requirements that the Company maintain a maximum total leverage ratio ranging from 8.00 to 1.00 in 2013 to 5.00 to 1.00 in 2017 and a minimum interest coverage ratio ranging from 2.00 to 1.00 in 2013 to 3.00 to 1.00 in 2017, provided that a default of the financial ratio covenants shall only become an event of default under the Term Loan Facility if the lenders providing the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. The testing of these financial ratio covenants began with the fiscal quarter ended March 31, 2013. At September 30, 2013, the Company was in compliance with all applicable covenants.

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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Borrowing Availability

At September 30, 2013, the Company's borrowing availability was $310.8 million under the Revolving Credit Facility, which is net of outstanding letters of credit and similar obligations totaling $39.2 million.

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

As of September 30, 2013, the Company had two outstanding interest rate swaps with notional amounts totaling $1.1 billion, which effectively convert $1.1 billion of its variable interest rate debt to a fixed rate of approximately 6.0%. In accordance with the accounting guidance in ASC Topic 815, Derivatives and Hedging, the Company has designated the full notional amount of both of its outstanding swaps as cash flow hedges of interest rate risk. Under the terms of the swap agreements, the Company pays fixed rates ranging from 1.77% to 2.13% and receives variable rates based on one-month LIBOR (subject to a minimum of 1.00%).

For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) until the interest payments being hedged are recorded as interest expense, at which time the amounts in other comprehensive income (loss) are reclassified as an adjustment to interest expense. Gains or losses on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded as a component of change in fair value of derivative instruments in the Condensed Consolidated Statements of Operations. Ineffectiveness results from both of the Company's designated swaps having fair values other than zero at the time they were designated. For the three and nine months ended September 30, 2013, the Company recorded losses of $43,000 and $77,000, respectively, related to such ineffectiveness. For the three and nine months ended September 30, 2012, the Company recorded a loss of $0.8 million related to ineffectiveness. Subsequent to the amendment date, the cash flows associated with the Company's interest rate swaps are reported as financing activities in the Condensed Consolidated Statement of Cash Flows because the arrangements contain an other-than-insignificant financing element as a result of the amendments.

Certain interest rate swaps not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements, but do not meet the hedge accounting requirements. Prior to the March 2013 amendment and re-designation of the interest rate swaps described above, a portion of one of the Company's interest rate swaps was not designated in a hedging relationship. The Company records changes in the fair value of any interest rate swaps not designated in hedging relationships in change in fair value of derivative instruments in its statements of operations. For the nine months ended September 30, 2013, the Company recorded a loss of $0.2 million related to the non-designated portion of this interest rate swap. For the three and nine months ended September 30, 2012, the Company recorded a loss of $21,000 from the non-designated portion of the swap. As a result of the debt refinancing and the associated amendment of the swap agreements described above, effective March 2013, all of the Company's interest rate swaps are designated in cash flow hedging relationships.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The table below presents the fair value of the Company's derivative financial instruments, exclusive of any accrued interest, as well as their classification on the Condensed Consolidated Balance Sheets (amounts in thousands):

	Balance sheet classification	Fair value
		September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate swaps and other long–term liabilities, net	$15,512	$21,140

Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate swaps and other long–term liabilities, net	$—	$2,746
The tables below present the gains (losses) on the Company's derivative financial instruments included in the condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012, respectively (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Gain on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012		2013	2012		2013	2012
Interest rate swaps	$(4,468)	$(5,705)	Interest expense, net	$(3,346)	$(3,189)	Change in fair value of derivative instruments	$(43)	$(779)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) on Derivatives Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012		2013	2012
Interest rate swaps	$1,125	$(18,626)	Interest expense, net	$(9,821)	$(9,484)	Change in fair value of derivative instruments	$(77)	$(779)
Losses reclassified from accumulated other comprehensive income (loss) into interest expense, net include reclassifications of deferred losses related to discontinued cash flow hedging relationships. In addition, as a result of refinancing transactions in September 2012, the loss on ineffective portion shown in the tables above for the three and nine months ended September 30, 2012 includes a loss of $741,000 which was reclassified from accumulated other comprehensive income into earnings because it became probable that certain previously hedged forecasted transactions would not occur.
Approximately $12.8 million of the deferred losses included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet at September 30, 2013, including a portion of the previously deferred losses related to discontinued cash flow hedging relationships, is expected to be reclassified into earnings during the next twelve months.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The table below presents the effect of the Company's derivative financial instruments not designated in hedging relationships on the Condensed Consolidated Statements of Operations (amounts in thousands):

		Amount of Loss on Derivative Instruments Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of Loss on Derivative Instruments Recognized in Income	2013 (a)	2012	2013	2012
Interest rate swaps	Change in fair value of derivative instruments	$—	$(21)	$(204)	$(21)
____________________________________
(a) During the three months ended September 30, 2013, all of the Company's interest rate swaps were designated in hedging relationships.
As of September 30, 2013, the Company had not posted any collateral related to its interest rate swap agreements; however, the Company's obligations under the agreements are subject to the security and guarantee arrangements applicable to the related credit agreements. The swap agreements contain cross-default provisions under which the Company could be declared in default on its obligations under the agreements if certain conditions of default exist on the New Credit Facility. As of September 30, 2013, the termination value of the interest rate swaps was $17.2 million which represents the amount the Company could have been required to pay to settle the obligations had it been in breach of the provisions of the swap arrangements.

6.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$243	$243	$—	$—
Liabilities
Interest rate swaps	$15,512	$—	$15,512	$—

		Fair Value Measurement at Reporting Date Using
	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$416	$416	$—	$—
Liabilities
Interest rate swaps	$23,886	$—	$23,886	$—
____________________________________
(a) Available-for-sale securities are included in other assets, net in the Condensed Consolidated Balance Sheets.

The fair value of available-for-sale securities is based on quoted prices in active markets.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Assets Measured at Fair Value on a Nonrecurring Basis

During the three months ended September 30, 2013, the Company recognized impairment losses totaling $1.4 million related to certain goodwill and other intangible assets. During the three months ended September 30, 2012, the Company recognized impairment losses totaling $13.0 million related to certain other intangible assets and land held for development, including buildings and improvements on such land, and reduced the carrying value of those assets to estimated fair value. See Note 8 for additional information.

Fair Value of Long-term Debt

The following table presents information about the estimated fair value of the Company's long-term debt compared with its carrying amount (amounts in thousands):

	September 30, 2013	December 31, 2012
Aggregate fair value	$2,295,958	$2,139,855
Aggregate carrying amount	2,199,816	2,073,601

The estimated fair value of the Company's long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

7.    Members' Equity

Changes in Members' Equity and Noncontrolling Interest

The changes in members' equity and noncontrolling interest for the nine months ended September 30, 2013 were as follows (amounts in thousands):

	Voting units	Non-voting units	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Station Casinos LLC members' equity (deficit)	Noncontrolling interest	Total members' equity (deficit)
Balances, December 31, 2012	$—	$—	$826,109	$(25,672)	$(6,605)	$793,832	$45,029	$838,861
Change in unrealized losses on interest rate swaps	—	—	—	10,946	—	10,946	—	10,946
Unrealized loss on available-for-sale securities	—	—	—	(173)	—	(173)	—	(173)
Share-based compensation	—	—	2,586	—	—	2,586	89	2,675
Capital contributions from noncontrolling interests	—	—	—	—	—	—	8,680	8,680
Non-cash redemption of noncontrolling interest	—	—	(1,499)	—	—	(1,499)	(3,101)	(4,600)
Distributions	—	—	(29,675)	—	—	(29,675)	(8,223)	(37,898)
Net loss	—	—	—	—	(138,192)	(138,192)	(1,556)	(139,748)
Balances, September 30, 2013	$—	$—	$797,521	$(14,899)	$(144,797)	$637,825	$40,918	$678,743

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Noncontrolling interest represents ownership interests in consolidated subsidiaries of the Company that are held by owners other than the Company. Noncontrolling interests include a 50% ownership interest in MPM, minority ownership interests in Fertitta Interactive, and ownership interests of the former mezzanine lenders and former unsecured creditors of Station Casinos, Inc. who hold warrants to purchase stock in CV Propco LLC and NP Tropicana LLC, which are the borrower and a guarantor, respectively, under the Company's Restructured Land Loan.
Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows (amounts in thousands):

	Nine Months Ended September 30,
	2013			2012
	Unrealized (losses) gains on interest rate swaps	Unrealized gain (loss) on available-for-sale securities	Total	Unrealized losses on interest rate swaps	Unrealized gain (loss) on available-for-sale securities	Total
Balance at beginning of year	$(25,778)	$106	$(25,672)	$(20,047)	$(107)	$(20,154)
Other comprehensive income (loss) before reclassifications:
Unrealized gains (losses) on interest rate swaps	1,125	—	1,125	(18,626)	—	(18,626)
Unrealized (loss) gain on available-for-sale securities	—	(173)	(173)	—	200	200
	1,125	(173)	952	(18,626)	200	(18,426)
Unrealized losses on interest rate swaps reclassified into operations	9,821	—	9,821	10,225	—	10,225
Other comprehensive income (loss) for the period, net	10,946	(173)	10,773	(8,401)	200	(8,201)
Balance at end of period	$(14,832)	$(67)	$(14,899)	$(28,448)	$93	$(28,355)

The unrealized losses on interest rate swaps reclassified out of accumulated other comprehensive loss are included in interest expense, net on the Condensed Consolidated Statements of Operations.

8.    Asset Impairments and Write-downs and Other Charges, Net
The Condensed Consolidated Statements of Operations include various charges related to asset impairments and write-downs and other charges, net, such as charges to record net losses on asset disposals, severance expense, legal settlements and non-routine charges.
    During the three months ended September 30, 2013, the Company acquired two taverns in the Las Vegas area and recognized $1.7 million of goodwill related to the transactions. Additional capital expenditures subsequent to the acquisition of these taverns increased their carrying amount, and an interim goodwill impairment test for these reporting units was performed as of September 30, 2013 because management believed it was more likely than not that their carrying amounts, including goodwill, exceeded their fair value. As a result of the interim impairment test, the Company recognized a goodwill impairment charge of $1.2 million. In addition, during the three months ended September 30, 2013, the Company recognized an impairment charge of $0.3 million related to an intangible asset of Fertitta Interactive.
During the three months ended September 30, 2012, the Company prepared a business enterprise valuation for the purpose of estimating the fair value of share-based compensation awards granted during the period. During the valuation process, the Company became aware that the appraised values of certain parcels of its land held for development were less than their carrying values. As a result, the Company tested its land held for development, including buildings and improvements on such land, for impairment and recorded an impairment loss of approximately $10.1 million to write down the carrying values of certain parcels totaling $120.4 million to their fair values totaling $110.3 million. The impairment is reflected in impairment of other assets in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012. The Company used traditional real estate valuation techniques to estimate the fair value of its land held for development, primarily the sales comparison approach, which is based on inputs classified as Level 2 under ASC Topic 820. Prior to the preparation of the business enterprise valuation, no indicators of impairment existed for any of the Company's assets. In addition during the three months ended September 30, 2012, the Company paid $5.0 million in satisfaction of an option granted to a former owner of Green Valley Ranch Gaming, LLC.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Asset impairments and write-downs and other charges, net consisted of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Impairment of goodwill	$1,183	$—	$1,183	$—
Impairment of other assets	$258	$12,973	$258	$12,973

Settlement agreement	$—	$5,000	$—	$5,000
Loss on disposal of assets, net	1,405	75	4,957	101
Severance expense	324	448	1,421	1,495
Other charges	86	1,103	987	1,229
Write-downs and other charges, net	$1,815	$6,626	$7,365	$7,825

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

10.    Management Fee Revenue

The Company holds a 50% interest in MPM, which manages the Gun Lake Casino in Allegan County, Michigan, on behalf of the Match–E–Be–Nash–She–Wish Band of Pottawatomi Indians of Michigan, a federally-recognized Native American tribe commonly referred to as the Gun Lake Tribe. Gun Lake Casino, which opened in February 2011, is located on approximately 147 acres on U.S. Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan, and includes approximately 1,550 slot machines, 32 table games and various dining options. The Seventh Amended and Restated Management Agreement dated January 3, 2013 has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. MPM's management fee revenue from Gun Lake Casino included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 totaled $8.0 million, $6.7 million, $24.3 million and $21.6 million, respectively. Pursuant to the terms of the MPM operating agreement, the Company's portion of the management fee is 50% of the first $24 million of management fees, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million, each calculated on an annual basis.

In addition, the Company is the managing partner of Barley's Casino & Brewing Company ("Barley's"), The Greens Gaming and Dining ("The Greens") and Wildfire Casino & Lanes ("Wildfire Lanes") and receives a management fee equal to 10% of earnings before interest, taxes, depreciation and amortization from those properties. Management fee revenue for the three and nine months ended September 30, 2013 also includes $3.3 million and $7.5 million, respectively, in reimbursable payroll and other costs, primarily related to the Graton Resort.

11 .    Condensed Consolidating Financial Information

As described in Note 4—Long-term Debt, in March 2013 the Company issued the 7.50% Senior Notes, which are guaranteed by the Guarantors. The following condensed consolidating financial statements present information about the Company, the Guarantors and the non-guarantor subsidiaries. These condensed consolidating financial statements are presented in the provided form because (i) the Guarantors are 100% owned subsidiaries of the Company (the issuer of the Senior Notes), (ii) the guarantees are joint and several and (iii) the guarantees are on a full and unconditional basis for purposes of Rule 3-10 of Regulation S-X. The condensed consolidating financial information presented below for prior year periods reflects the Guarantor structure in place at September 30, 2013.
CONDENSED CONSOLIDATING BALANCE SHEETS SEPTEMBER 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$26,823	$87,582	$9,097	$—	$123,502
Restricted cash	1,067	—	—	—	1,067
Receivables, net	2,066	19,665	4,089	—	25,820
Intercompany receivables	169,461	—	—	(169,461)	—
Inventories	8	8,081	281	—	8,370
Prepaid gaming tax	—	20,841	191	—	21,032
Prepaid expenses and other current assets	6,285	5,579	720	—	12,584
Total current assets	205,710	141,748	14,378	(169,461)	192,375

Property and equipment, net	48,296	2,101,007	20,387	—	2,169,690
Goodwill	1,234	194,442	5,562	—	201,238
Intangible assets, net	1,045	145,190	48,718	—	194,953
Land held for development	—	121,100	99,020	—	220,120
Investments in joint ventures	—	13,545	—	—	13,545
Native American development costs	—	6,013	—	—	6,013
Investments in subsidiaries	2,477,662	33,276	—	(2,510,938)	—
Other assets, net	39,924	22,298	8,325	—	70,547
Total assets	$2,773,871	$2,778,619	$196,390	$(2,680,399)	$3,068,481

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$1,447	$18,920	$1,244	$—	$21,611
Accrued interest payable	8,032	197	18	—	8,247
Accrued expenses and other current liabilities	16,316	104,267	6,750	—	127,333
Current portion of long-term debt	18,133	958	11	—	19,102
Intercompany payables	—	168,288	1,173	(169,461)	—
Total current liabilities	43,928	292,630	9,196	(169,461)	176,293

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) SEPTEMBER 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated

Long-term debt, less current portion	2,077,784	4,294	98,636	—	2,180,714
Deficit investment in joint venture	—	2,321	—	—	2,321
Interest rate swaps and other long-term liabilities, net	14,334	9,062	7,014	—	30,410
Total liabilities	2,136,046	308,307	114,846	(169,461)	2,389,738

Members' equity:
Total Station Casinos LLC members' equity	637,825	2,470,312	40,626	(2,510,938)	637,825
Noncontrolling interest	—	—	40,918	—	40,918
Total members' equity	637,825	2,470,312	81,544	(2,510,938)	678,743
Total liabilities and members' equity	$2,773,871	$2,778,619	$196,390	$(2,680,399)	$3,068,481

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,841	$121,840	$4,199	$—	$128,880
Restricted cash	1,571	409	—	—	1,980
Receivables, net	888	26,288	3,755	—	30,931
Intercompany receivables	—	196,588	—	(196,588)	—
Inventories	9	7,739	190	—	7,938
Prepaid gaming tax	—	18,228	187	—	18,415
Prepaid expenses and other current assets	2,850	5,879	379	—	9,108
Total current assets	8,159	376,971	8,710	(196,588)	197,252

Property and equipment, net	46,386	2,147,751	18,326	—	2,212,463
Goodwill	1,234	193,898	5,562	—	200,694
Intangible assets, net	1,045	147,347	60,284	—	208,676
Land held for development	—	121,100	99,020	—	220,120
Investments in joint ventures	—	9,629	—	—	9,629
Native American development costs	—	3,255	—	—	3,255
Investments in subsidiaries	2,361,249	34,142	—	(2,395,391)	—
Other assets, net	7,925	38,511	418	—	46,854
Total assets	$2,425,998	$3,072,604	$192,320	$(2,591,979)	$3,098,943

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) DECEMBER 31, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$892	$18,965	$1,774	$—	$21,631
Accrued interest payable	5,175	2,797	11	—	7,983
Accrued expenses and other current liabilities	8,397	112,350	2,790	—	123,537
Current portion of long-term debt	11,231	6,301	12	—	17,544
Intercompany payables	194,698	—	1,890	(196,588)	—
Total current liabilities	220,393	140,413	6,477	(196,588)	170,695

Long-term debt, less current portion	1,393,469	567,628	94,960	—	2,056,057
Deficit investment in joint venture	—	2,356	—	—	2,356
Interest rate swaps and other long-term liabilities, net	18,304	12,670	—	—	30,974
Total liabilities	1,632,166	723,067	101,437	(196,588)	2,260,082

Members' equity:
Total Station Casinos LLC members' equity	793,832	2,349,537	45,854	(2,395,391)	793,832
Noncontrolling interest	—	—	45,029	—	45,029
Total members' equity	793,832	2,349,537	90,883	(2,395,391)	838,861
Total liabilities and members' equity	$2,425,998	$3,072,604	$192,320	$(2,591,979)	$3,098,943

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$212,412	$3,643	$—	$216,055
Food and beverage	—	56,538	163	—	56,701
Room	—	25,754	821	—	26,575
Other	4	15,483	3,394	(918)	17,963
Management fees	2,798	129	8,495	—	11,422
Gross revenues	2,802	310,316	16,516	(918)	328,716
Promotional allowances	—	(23,877)	(143)	—	(24,020)
Net revenues	2,802	286,439	16,373	(918)	304,696

Operating costs and expenses:
Casino	—	82,549	2,296	—	84,845
Food and beverage	—	40,226	35	—	40,261
Room	—	10,246	536	—	10,782
Other	—	5,036	2,150	—	7,186
Selling, general and administrative	2,951	72,430	6,923	(918)	81,386
Development and preopening	—	36	—	—	36
Depreciation and amortization	1,225	25,138	4,355	—	30,718
Management fee expense	—	10,387	273	—	10,660
Impairment of goodwill	—	1,183	—	—	1,183
Impairment of other assets	—	—	258	—	258
Write-downs and other charges, net	168	1,597	50	—	1,815
	4,344	248,828	16,876	(918)	269,130

Operating (loss) income	(1,542)	37,611	(503)	—	35,566
Earnings (losses) from subsidiaries	33,110	(822)	—	(32,288)	—
Earnings from joint ventures	—	159	—	—	159
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	31,568	36,948	(503)	(32,288)	35,725

Other expense:
Interest expense, net	(36,243)	(1,529)	(2,878)	—	(40,650)
Change in fair value of derivative instruments	(21)	(22)	—	—	(43)
Net (loss) income	(4,696)	35,397	(3,381)	(32,288)	(4,968)
Less: net loss attributable to noncontrolling interest	—	—	(272)	—	(272)
Net (loss) income attributable to Station Casinos LLC members	$(4,696)	$35,397	$(3,109)	$(32,288)	$(4,696)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$210,736	$1,670	$—	$212,406
Food and beverage	—	56,435	168	—	56,603
Room	—	24,980	849	—	25,829
Other	17	15,956	2,981	(764)	18,190
Management fees	—	136	6,693	—	6,829
Gross revenues	17	308,243	12,361	(764)	319,857
Promotional allowances	—	(23,920)	(149)	—	(24,069)
Net revenues	17	284,323	12,212	(764)	295,788

Operating costs and expenses:
Casino	—	86,537	706	—	87,243
Food and beverage	—	39,876	35	—	39,911
Room	—	10,340	534	—	10,874
Other	—	6,204	1,947	—	8,151
Selling, general and administrative	442	73,986	5,244	(764)	78,908
Development and preopening	—	41	—	—	41
Depreciation and amortization	689	28,242	4,422	—	33,353
Management fee expense	—	10,024	289	—	10,313
Impairment of other assets	—	6,107	6,866	—	12,973
Write-downs and other charges, net	5,554	1,057	15	—	6,626
	6,685	262,414	20,058	(764)	288,393

Operating (loss) income	(6,668)	21,909	(7,846)	—	7,395
Earnings (losses) from subsidiaries	46,954	(2,217)	—	(44,737)	—
Earnings from joint ventures	—	352	—	—	352
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	40,286	20,044	(7,846)	(44,737)	7,747

Other (expense) income:
Interest expense, net	(32,492)	(17,378)	(2,587)	—	(52,457)
Loss on extinguishment of debt	—	(51,794)	—	—	(51,794)
Gain on Native American development	—	102,816	—	—	102,816
Change in fair value of derivative instruments	5	(805)	—	—	(800)
Net income (loss)	7,799	52,883	(10,433)	(44,737)	5,512
Less: net loss attributable to noncontrolling interest	—	—	(2,287)	—	(2,287)
Net income (loss) attributable to Station Casinos LLC members	$7,799	$52,883	$(8,146)	$(44,737)	$7,799

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$653,083	$8,791	$—	$661,874
Food and beverage	—	176,452	514	—	176,966
Room	—	78,223	2,481	—	80,704
Other	24	46,126	9,736	(4,027)	51,859
Management fees	6,318	439	25,525	—	32,282
Gross revenues	6,342	954,323	47,047	(4,027)	1,003,685
Promotional allowances	—	(70,211)	(408)	—	(70,619)
Net revenues	6,342	884,112	46,639	(4,027)	933,066

Operating costs and expenses:
Casino	—	250,195	5,096	—	255,291
Food and beverage	—	122,171	123	—	122,294
Room	—	30,854	1,543	—	32,397
Other	—	14,461	6,094	—	20,555
Selling, general and administrative	6,819	204,940	19,460	(4,027)	227,192
Development and preopening	13	209	—	—	222
Depreciation and amortization	3,340	85,263	12,863	—	101,466
Management fees	—	33,366	830	—	34,196
Impairment of goodwill	—	1,183	—	—	1,183
Impairment of other assets	—	—	258	—	258
Write-downs and other charges, net	2,261	5,049	55	—	7,365
	12,433	747,691	46,322	(4,027)	802,419

Operating (loss) income	(6,091)	136,421	317	—	130,647
Earnings (losses) from subsidiaries	109,693	(1,276)	—	(108,417)	—
Earnings from joint ventures	—	1,152	—	—	1,152
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	103,602	136,297	317	(108,417)	131,799

Other expense:
Interest expense, net	(106,257)	(9,815)	(8,407)	—	(124,479)
Loss on debt extinguishment	(135,271)	(11,516)	—	—	(146,787)
Change in fair value of derivative instruments	(266)	(15)	—	—	(281)
Net (loss) income	(138,192)	114,951	(8,090)	(108,417)	(139,748)
Less: net loss attributable to noncontrolling interest	—	—	(1,556)	—	(1,556)
Net (loss) income attributable to Station Casinos LLC members	$(138,192)	$114,951	$(6,534)	$(108,417)	$(138,192)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$659,356	$5,500	$—	$664,856
Food and beverage	—	179,561	502	—	180,063
Room	—	79,410	2,487	—	81,897
Other	29	47,716	8,095	(2,464)	53,376
Management fees	—	446	21,561	—	22,007
Gross revenues	29	966,489	38,145	(2,464)	1,002,199
Promotional allowances	—	(75,461)	(412)	—	(75,873)
Net revenues	29	891,028	37,733	(2,464)	926,326

Operating costs and expenses:
Casino	—	262,932	2,122	—	265,054
Food and beverage	—	120,524	125	—	120,649
Room	—	31,118	1,474	—	32,592
Other	—	16,179	4,977	—	21,156
Selling, general and administrative	219	210,917	12,407	(2,464)	221,079
Development and preopening	—	171	—	—	171
Depreciation and amortization	2,030	82,930	11,347	—	96,307
Management fees	—	33,026	654	—	33,680
Impairment of other assets	—	6,107	6,866	—	12,973
Write-downs and other charges, net	5,644	2,164	17	—	7,825
	7,893	766,068	39,989	(2,464)	811,486

Operating (loss) income	(7,864)	124,960	(2,256)	—	114,840
Earnings (losses) from subsidiaries	124,840	(1,153)	—	(123,687)	—
Earnings from joint ventures	—	1,302	—	—	1,302
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	116,976	125,109	(2,256)	(123,687)	116,142

Other (expense) income:
Interest expense, net	(95,801)	(41,189)	(7,803)	—	(144,793)
Loss on extinguishment of debt	—	(51,794)	—	—	(51,794)
Gain on Native American development	—	102,816	—	—	102,816
Change in fair value of derivative instruments	5	(805)	—	—	(800)
Net income (loss)	21,180	134,137	(10,059)	(123,687)	21,571
Less: net income attributable to noncontrolling interest	—	—	391	—	391
Net income (loss) attributable to Station Casinos LLC members	$21,180	$134,137	$(10,450)	$(123,687)	$21,180

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(4,696)	$35,397	$(3,381)	$(32,288)	$(4,968)
Other comprehensive income (loss):
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(4,468)	(3,907)	—	3,907	(4,468)
Less: Reclassification of unrealized loss on interest rate swaps into operations	3,346	1,171	—	(1,171)	3,346
Unrealized loss on interest rate swaps, net	(1,122)	(2,736)	—	2,736	(1,122)
Unrealized loss on available–for–sale securities	(57)	—	—	—	(57)
Comprehensive (loss) income	(5,875)	32,661	(3,381)	(29,552)	(6,147)
Less: comprehensive income attributable to noncontrolling interests	—	—	(272)	—	(272)
Comprehensive (loss) income attributable to Station Casinos LLC members	$(5,875)	$32,661	$(3,109)	$(29,552)	$(5,875)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$7,799	$52,883	$(10,433)	$(44,737)	$5,512
Other comprehensive income (loss):
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(5,705)	(1,714)	—	1,714	(5,705)
Less: Reclassification of unrealized loss on interest rate swaps into operations	3,930	1,706	—	(1,706)	3,930
Unrealized loss on interest rate swaps, net	(1,775)	(8)	—	8	(1,775)
Unrealized gain on available–for–sale securities	86	—	—	—	86
Comprehensive income (loss)	6,110	52,875	(10,433)	(44,729)	3,823
Less: comprehensive loss attributable to noncontrolling interests	—	—	(2,287)	—	(2,287)
Comprehensive income (loss) attributable to Station Casinos LLC members	$6,110	$52,875	$(8,146)	$(44,729)	$6,110

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(138,192)	$114,951	$(8,090)	$(108,417)	$(139,748)
Other comprehensive income (loss):
Unrealized gain on interest rate swaps:
Unrealized gain arising during period	1,125	2,969	—	(2,969)	1,125
Less: Reclassification of unrealized loss on interest rate swaps into operations	9,821	3,286	—	(3,286)	9,821
Unrealized gain on interest rate swaps, net	10,946	6,255	—	(6,255)	10,946
Unrealized loss on available–for–sale securities	(173)	—	—	—	(173)
Comprehensive (loss) income	(127,419)	121,206	(8,090)	(114,672)	(128,975)
Less: comprehensive loss attributable to noncontrolling interests	—	—	(1,556)	—	(1,556)
Comprehensive (loss) income attributable to Station Casinos LLC members	$(127,419)	$121,206	$(6,534)	$(114,672)	$(127,419)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$21,180	$134,137	$(10,059)	$(123,687)	$21,571
Other comprehensive income (loss):
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(18,626)	(5,098)	—	5,098	(18,626)
Less: Reclassification of unrealized loss on interest rate swaps into operations	10,225	3,628	—	(3,628)	10,225
Unrealized loss on interest rate swaps, net	(8,401)	(1,470)	—	1,470	(8,401)
Unrealized gain on available–for–sale securities	200	—	—	—	200
Comprehensive income (loss)	12,979	132,667	(10,059)	(122,217)	13,370
Less: comprehensive income attributable to noncontrolling interests	—	—	391	—	391
Comprehensive income (loss) attributable to Station Casinos LLC members	$12,979	$132,667	$(10,450)	$(122,217)	$12,979

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(138,192)	$114,951	$(8,090)	$(108,417)	$(139,748)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,340	85,263	12,863	—	101,466
Change in fair value of derivative instruments	266	15	—	—	281
(Recovery of) provision for doubtful accounts	—	(755)	137	—	(618)
Write–downs and other charges, net	1,507	3,909	15	—	5,431
Impairment of goodwill	—	1,183	—	—	1,183
Impairment of other assets	—	—	258	—	258
(Earnings) losses from subsidiaries	(109,693)	1,276	—	108,417	—
Amortization of debt discount and debt issuance costs	16,566	1	2,659	—	19,226
Interest — paid in kind	—	—	3,082	—	3,082
Share–based compensation	—	2,586	79	—	2,665
Earnings from joint ventures	—	(1,152)	—	—	(1,152)
Distributions from joint ventures	—	1,061	—	—	1,061
Loss on extinguishment of debt	135,271	11,516	—	—	146,787
Changes in assets and liabilities:
Restricted cash	504	409	—	—	913
Receivables, net	(1,735)	8,508	(490)	—	6,283
Inventories and prepaid expenses	(3,434)	(2,655)	(436)	—	(6,525)
Accounts payable	555	(46)	(919)	—	(410)
Accrued interest payable	5,997	(1,661)	7	—	4,343
Accrued expenses and other current liabilities	8,003	7,325	2,579	—	17,907
Intercompany receivables and payables	(400,054)	399,360	694	—	—
Other, net	9,818	(90)	(7,782)	—	1,946
Net cash (used in) provided by operating activities	(471,281)	631,004	4,656	—	164,379
Cash flows from investing activities:
Capital expenditures, net of related payables	(242)	(60,617)	(3,231)	—	(64,090)
Proceeds from sale of property and equipment	30	408	11	—	449
Distributions in excess of earnings from joint ventures	—	307	—	—	307
Distributions from subsidiaries	15,403	8,223	—	(23,626)	—
Native American development costs	—	(2,758)	—	—	(2,758)
Investment in subsidiaries	—	(11,028)	—	11,028	—
Other, net	3	(6,166)	(150)	—	(6,313)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) investing activities	15,194	(71,631)	(3,370)	(12,598)	(72,405)

Cash flows from financing activities:
Proceeds from issuance of 7.50% Senior Notes	499,935	—	—	—	499,935
Repayment of Propco senior notes due 2018	(625,000)	—	—	—	(625,000)
Borrowings under credit agreement with original maturity dates greater than three months	1,611,622	—	—	—	1,611,622
Payments under credit agreements with original maturity dates of three months or less, net	(5,000)	—	—	—	(5,000)
Payments under credit agreements with original maturity dates greater than three months	(932,769)	(573,562)	(2,057)	—	(1,508,388)
Distributions to members and noncontrolling interests	(29,675)	(15,403)	(16,446)	23,626	(37,898)
Debt issuance costs	(33,094)	(2,607)	—	—	(35,701)
Payments on derivative instruments with an other-than-insignificant financing element	(4,684)	(1,509)	—	—	(6,193)
Capital contributions from members	—	—	11,028	(11,028)	—
Capital contributions from noncontrolling interests	—	—	8,680	—	8,680
Other, net	(1,266)	(550)	2,407	—	591
Net cash provided by (used in) financing activities	480,069	(593,631)	3,612	12,598	(97,352)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	23,982	(34,258)	4,898	—	(5,378)
Balance, beginning of period	2,841	121,840	4,199	—	128,880
Balance, end of period	$26,823	$87,582	$9,097	$—	$123,502

Supplemental cash flow disclosures:
Cash paid for interest	$82,316	$9,624	$—	$—	$91,940
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$—	$9,792	$409	$—	$10,201
Issuance of note payable with option by Fertitta Interactive in exchange for redemption of noncontrolling interest	$—	$—	$4,600	$—	$4,600

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$21,180	$134,137	$(10,059)	$(123,687)	$21,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,030	82,930	11,347	—	96,307
Change in fair value of derivative instruments	(5)	805	—	—	800
Provision for doubtful accounts	—	1,475	308	—	1,783
Write–downs and other charges, net	(7)	102	6	—	101
Impairment of goodwill					—
Impairment of other assets	—	6,107	6,866	—	12,973
Earnings from subsidiaries	(124,840)	1,153	—	123,687	—
Amortization of debt discount and debt issuance costs	38,284	15,204	2,245	—	55,733
Interest — paid in kind	—	—	3,054	—	3,054
Share-based compensation	—	1,380	—	—	1,380
Earnings from joint ventures	—	(1,302)	—	—	(1,302)
Distributions from joint ventures	—	1,307	—	—	1,307
Gain on Native American development	—	(102,816)	—	—	(102,816)
Loss on extinguishment of debt	—	51,794	—	—	51,794
Changes in assets and liabilities:
Restricted cash	(8)	31	—	—	23
Receivables, net	(259)	(2,244)	135	—	(2,368)
Inventories and prepaid expenses	352	(115)	39	—	276
Accounts payable	(8)	473	(416)	—	49
Accrued interest payable	8,555	(871)	1	—	7,685
Accrued expenses and other current liabilities	511	4,704	549	—	5,764
Intercompany receivables and payables	117,668	(117,837)	169	—	—
Other, net	58	920	380	—	1,358
Net cash provided by operating activities	63,511	77,337	14,624	—	155,472
Cash flows from investing activities:
Capital expenditures, net of related payables	(1,389)	(44,608)	(1,303)	—	(47,300)
Proceeds from sale of property and equipment	9	834	—	—	843
Acquisition of Fertitta Interactive	—	—	369	—	369
Distributions in excess of earnings from joint ventures	—	150	—	—	150
Distributions from subsidiaries	40,626	8,345	—	(48,971)	—
Proceeds from repayment of Native American development costs	—	195,779	—	—	195,779
Native American development costs	—	(19,523)	—	—	(19,523)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other, net	(83)	(4,663)	(9)	—	(4,755)
Net cash provided by (used in) investing activities	39,163	136,314	(943)	(48,971)	125,563

Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	25,000	574,688	—	—	599,688
Payments under credit agreements with original maturities of three months or less, net	(8,400)	(7,800)	—	—	(16,200)
Payments under credit agreements with original maturities greater than three months	(105,477)	(687,813)	(1,214)	—	(794,504)
Cash paid for early extinguishment of debt	—	(9,880)	—	—	(9,880)
Distributions to members and noncontrolling interests	(9,107)	(40,626)	(16,748)	48,971	(17,510)
Debt issuance costs	(712)	(15,560)	—	—	(16,272)
Capital contributions from noncontrolling interests	—	—	4,101	—	4,101
Other, net	(1,111)	(347)	1,028	—	(430)
Net cash used in financing activities	(99,807)	(187,338)	(12,833)	48,971	(251,007)
Cash and cash equivalents:
Net increase in cash and cash equivalents	2,867	26,313	848	—	30,028
Balance, beginning of period	(2,420)	93,774	2,308	—	93,662
Balance, end of period	$447	$120,087	$3,156	$—	$123,690

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$48,827	$26,327	$30	$—	$75,184
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$13	$5,665	$44	$—	$5,722

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
Overview
We are a gaming and entertainment company established in 1976 that develops and operates casino entertainment facilities. We currently own and operate nine major hotel/casino properties and nine smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. In addition, we manage the Graton Resort & Casino ("Graton Resort") in Sonoma County, California, which opened on November 5, 2013, and the Gun Lake Casino ("Gun Lake") in Allegan County, Michigan.
We also hold a majority ownership interest in Fertitta Interactive which launched its real money online gaming operations in Nevada under the Ultimate Gaming brand on April 30, 2013. On July 1, 2013, we announced that Ultimate Gaming had entered into an agreement with a land-based casino operator in Atlantic City, New Jersey to supply online poker and casino games in the state using our proprietary technology platform under our Ultimate brands. Online gaming in New Jersey is expected to commence in November 2013. On November 8, 2013, we received a transactional waiver from the New Jersey Division of Gaming Enforcement, which will allow us to begin taking bets upon commencement of online gaming in New Jersey, subject to regulatory approval. We have made significant investments in Fertitta Interactive and we expect to continue to make significant capital contributions to support its business strategy. Online gaming is a new and rapidly evolving industry, and while we remain optimistic about the future of this business and the potential expansion into other states which may legalize online gaming, there can be no assurance that Fertitta Interactive will achieve profitability or that we will be able to recover our investment.
Our operating results are greatly dependent on the level of gaming revenue generated at our properties. A substantial portion of our operating income is generated from our gaming operations, primarily from slot machine play. We use our non-gaming revenue departments, including food and beverage, room, spa and entertainment, to drive customer traffic to our properties. The majority of our revenue is cash-based and as a result, fluctuations in our revenue have a direct impact on our cash flows from operations. Management fee revenue is primarily related to the management fees we receive from Gun Lake Casino. Beginning in November 2013, management fee revenue will also include management fees from Graton Resort. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund capital expenditures and provide excess cash for future development.
The general weakness of the economic recovery, particularly in the Las Vegas area, continues to affect local consumer confidence and discretionary spending on leisure activities including gaming. Although the Las Vegas housing market continues to show signs of recovery, the local unemployment rate remains near 10%, and the economic recovery is progressing more slowly than anticipated. In addition, we believe our revenues continue to reflect the impact of the January 2013 expiration of the federal payroll tax cut, which has likely negatively affected the discretionary spending of our patrons.
Presentation
The results of operations presented herein for the prior year periods have been revised to include the results of Fertitta Interactive for periods subsequent to April 30, 2012, the date at which common control commenced.

Results of Operations
The following table presents information about our consolidated revenues and expenses (dollars in thousands):

Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

	Three Months Ended September 30,		Percent change	Nine Months Ended September 30,		Percent change
	2013	2012		2013	2012
Net revenues	$304,696	$295,788	3.0%	$933,066	$926,326	0.7%
Operating income	35,566	7,395	380.9%	130,647	114,840	13.8%

Casino revenues	$216,055	$212,406	1.7%	$661,874	$664,856	(0.4)%
Casino expenses	84,845	87,243	(2.7)%	255,291	265,054	(3.7)%
Margin	60.7%	58.9%		61.4%	60.1%

Food and beverage revenues	$56,701	$56,603	0.2%	$176,966	$180,063	(1.7)%
Food and beverage expenses	40,261	39,911	0.9%	122,294	120,649	1.4%
Margin	29.0%	29.5%		30.9%	33.0%

Room revenues	$26,575	$25,829	2.9%	$80,704	$81,897	(1.5)%
Room expenses	10,782	10,874	(0.8)%	32,397	32,592	(0.6)%
Margin	59.4%	57.9%		59.9%	60.2%

Other revenues	$17,963	$18,190	(1.2)%	$51,859	$53,376	(2.8)%
Other expenses	7,186	8,151	(11.8)%	20,555	21,156	(2.8)%

Management fee revenue	$11,422	$6,829	67.3%	$32,282	$22,007	46.7%

Selling, general and administrative	$81,386	$78,908	3.1%	$227,192	$221,079	2.8%
Percent of net revenues	26.7%	26.7%		24.3%	23.9%

Depreciation and amortization	$30,718	$33,353	(7.9)%	$101,466	$96,307	5.4%
Management fee expense	10,660	10,313	3.4%	34,196	33,680	1.5%
Impairment of goodwill	1,183	—	n/m	1,183	—	n/m
Impairment of other assets	258	12,973	n/m	258	12,973	n/m
Write-downs and other charges, net	1,815	6,626	(72.6)%	7,365	7,825	(5.9)%
Earnings from joint ventures	159	352	(54.8)%	1,152	1,302	(11.5)%
Interest expense, net	40,650	52,457	(22.5)%	124,479	144,793	(14.0)%
Loss on extinguishment of debt	—	51,794	n/m	146,787	51,794	n/m
Gain on Native American development	—	102,816	n/m	—	102,816	n/m
Change in fair value of derivative instruments	(43)	(800)	(94.6)%	(281)	(800)	(64.9)%
______________________________
n/m = Not meaningful

Net Revenues. Net revenues for the three months ended September 30, 2013 increased by 3.0%, to $304.7 million as compared to $295.8 million for the three months ended September 30, 2012. The increase is primarily due to higher casino revenues and increased management fee revenues. Included in management fee revenues are management fees from Gun Lake Casino as well as reimbursable costs, which represent amounts received or due pursuant to our management agreements with Native American tribes for the reimbursement of expenses, primarily payroll costs, that we incur on their behalf. We recognize reimbursable cost revenues on a gross basis, with an offsetting amount charged to operating expenses.
Net revenues for the nine months ended September 30, 2013 increased slightly to $933.1 million as compared to $926.3 million for the nine months ended September 30, 2012. The increase is primarily due to increased management fee revenues, including reimbursable costs, partially offset by slight decreases in casino, food and beverage, room and other revenues.
Operating Income. Operating income was $35.6 million for the three months ended September 30, 2013 as compared to $7.4 million for the three months ended September 30, 2012. Operating income was $130.6 million for the nine months ended September 30, 2013 as compared to $114.8 million for the nine months ended September 30, 2012. Components of operating income are discussed in more detail below.
Casino.  Casino revenues increased to $216.1 million for the three months ended September 30, 2013 as compared to $212.4 million for the three months ended September 30, 2012, primarily due to an improvement in slot revenues at our properties. For the nine months ended September 30, 2013, casino revenues decreased to $661.9 million as compared to $664.9 million for the prior year period. The decrease in casino revenues for the year to date period is primarily due to lower casino revenue in the first quarter of 2013, partially offset by improvements in the second and third quarters of 2013. Casino expenses decreased by 2.7% and 3.7%, respectively, for the three and nine months ended September 30, 2013 as compared to the same periods in the prior year, primarily due to cost saving measures. Revenues and expenses from Fertitta Interactive, which commenced its online poker operations in Nevada on April 30, 2013, were not material for the three and nine months ended September 30, 2013.
Food and Beverage.  For the three months ended September 30, 2013, food and beverage revenues increased slightly, due to a 1.3% increase in the number of restaurant guests served and a 4.4% increase in the average guest check as compared to the prior year period, partially offset by a decrease in beverage revenues. For the nine months ended September 30, 2013, food and beverage revenues decreased by 1.7% as compared to the prior year period as a result of decreased beverage and catering revenues, partially offset by an increase in food revenue. For the nine months ended September 30, 2013, the number of restaurant guests served decreased slightly and the average guest check increased by 2.9% as compared to the prior year period. The decrease in beverage revenues for the three and nine months ended September 30, 2013 was due to the closure of several bars and lounges for conversion or remodeling, as well as a reduction in entertainment offerings. Food and beverage expenses increased slightly for the three and nine months ended September 30, 2013 as compared to the prior year periods.
Room.  The following table presents key information about our hotel operations:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2013	2012		2013	2012
Occupancy	92%	90%	2.2%	91%	89%	2.2%
Average daily rate	$68	$67	1.5%	$71	$73	(2.7)%
Revenue per available room	$63	$60	5.0%	$64	$65	(1.5)%

Occupancy is calculated by dividing total rooms occupied, including complimentary rooms, by total rooms available. Average daily rate ("ADR") is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms. Revenue per available room is calculated by dividing total room revenue by total rooms available.

For the three months ended September 30, 2013, room revenues increased by 2.9%, occupancy improved by 2.2% and ADR increased by 1.5% as compared to the same period in the prior year. Room expenses decreased slightly for the three months ended September 30, 2013 as compared to the same period in the prior year.

For the nine months ended September 30, 2013, room revenues decreased by 1.5%, occupancy improved by 2.2% and ADR decreased by 2.7%, as compared to the prior year period. Room expenses decreased slightly for the nine months ended September 30, 2013 as compared to the same period in the prior year.

Other.  Other revenues primarily include revenues from gift shops, bowling, entertainment, leased outlets and spas. Other revenues decreased to $18.0 million and $51.9 million, respectively, for the three and nine months ended September 30, 2013, as compared to $18.2 million and $53.4 million, respectively, for the prior year periods. The decrease primarily relates to a reduction in our entertainment offerings as compared to the prior year periods. Other expenses decreased to $7.2 million and $20.6 million, respectively, for the three and nine months ended September 30, 2013 as compared to $8.2 million and $21.2 million, respectively, for the prior year periods.
Management Fee Revenue.  Our management fee revenue primarily represents fees earned by our 50% owned consolidated variable interest entity, MPM, for the management of Gun Lake. MPM receives a management fee equal to 30% of Gun Lake's net income (as defined in the management agreement). In addition, we are the managing partner of Barley's, The Greens and Wildfire Lanes and receive management fees equal to 10% of earnings before interest, taxes, depreciation and amortization ("EBITDA") from these properties. Management fee revenue also includes reimbursable costs incurred pursuant to our management arrangements with Gun Lake and the Graton Resort. For the three and nine months ended September 30, 2013, management fee revenue was $11.4 million and $32.3 million, respectively, as compared to $6.8 million and $22.0 million, respectively, for the prior year periods. Excluding reimbursable costs, management fee revenue increased by $1.3 million and $2.8 million, respectively, for the three and nine months ended September 30, 2013 as compared to the prior year periods, primarily due to improved operating results at Gun Lake.
Selling, General and Administrative ("SG&A").  SG&A expenses increased to $81.4 million for the three months ended September 30, 2013 as compared to $78.9 million for the prior year period. SG&A expenses for the three months ended September 30, 2013 include $3.2 million for Fertitta Interactive, as compared to $2.3 million for the prior year period. In addition, SG&A expenses for the three months ended September 30, 2013 include $3.3 million in reimbursable expenses related to our Native American management agreements, for which there were no comparable expenses recognized in the prior year period. These increases in SG&A expense were partially offset by cost saving measures. Excluding Fertitta Interactive and the reimbursable expenses, SG&A expenses decreased by 2.1% for the three months ended September 30, 2013 as compared to the prior year period.
SG&A expenses for the nine months ended September 30, 2013 increased to $227.2 million as compared to $221.1 million for the prior year period. The increase is primarily due to $7.5 million in reimbursable expenses related to our Native American management agreements, for which there were no comparable expenses recognized in the prior year period. In addition, share based compensation expense increased to $2.7 million for the nine months ended September 30, 2013 as compared to $1.4 million for the prior year period. SG&A expenses of Fertitta Interactive were $8.2 million for the nine months ended September 30, 2013, as compared to $3.3 million for the portion of the prior year subsequent to April 30, 2012, the date at which common control commenced. Excluding Fertitta Interactive and the reimbursable expenses, SG&A expenses for the nine months ended September 30, 2013 decreased by 2.9% as compared to the prior year period, primarily due to cost saving measures.
Depreciation and Amortization.  Depreciation and amortization expense for the three and nine months ended September 30, 2013 was $30.7 million and $101.5 million, respectively, as compared to $33.4 million and $96.3 million for the prior year periods. Depreciation expense decreased during the three months ended September 30, 2013 as a result of certain capital assets becoming fully depreciated. The increase in depreciation and amortization for the nine months ended September 30, 2013 is primarily due to purchases of capital assets with shorter useful lives during the last twelve months. Depreciation and amortization expense of Fertitta Interactive was $1.3 million and $3.6 million, respectively, for the three and nine months ended September 30, 2013 as compared to $1.4 million and $2.0 million, respectively, for the prior year periods.
Management Fee Expense.  We have long-term management agreements with affiliates of Fertitta Entertainment to manage our properties. Under the management arrangements, we pay a base management fee equal to two percent of gross revenues and an incentive management fee equal to five percent of positive EBITDA (as defined in the agreements) for each of our managed properties. Management fee expense for the three and nine months ended September 30, 2013 was $10.7 million and $34.2 million, respectively, as compared to $10.3 million and $33.7 million, respectively, for the prior year periods.
Asset Impairments. During the three months ended September 30, 2013, we acquired two taverns in the Las Vegas area and recognized $1.7 million of goodwill related to the transactions. Additional capital expenditures subsequent to the acquisition of these taverns increased their carrying amounts, and an interim goodwill impairment test for these reporting units was performed as of September 30, 2013 because we believed it was more likely than not that their carrying amounts, including goodwill, exceeded their fair value. As a result of the interim impairment test, we recognized a goodwill impairment charge of $1.2 million for the three months ended September 30, 2013. In addition, during the three months ended September 30, 2013, Fertitta Interactive recognized an impairment charge of $0.3 million related to the write-off of an intangible asset.

Write-downs and Other Charges, Net. Write-downs and other charges, net includes losses on asset disposals, severance expense, legal settlements and non-routine charges. For the three and nine months ended September 30, 2013, write-downs and other charges, net were $1.8 million and $7.4 million, respectively, as compared to $6.6 million and $7.8 million, respectively, in the prior year periods. Write-downs and other charges, net for the three and nine months ended September 30, 2012 include a $5.0 million settlement related to Green Valley Ranch.
Earnings From Joint Ventures.  We hold 50% investments in Barley's, The Greens and Wildfire Lanes, which we account for using the equity method. Our earnings from equity method investees totaled $0.2 million and $1.2 million, respectively, for the three and nine months ended September 30, 2013 as compared to $0.4 million and $1.3 million for the three and nine months ended September 30, 2012, respectively.
Interest Expense, Net.  Interest expense, net, for the three and nine months ended September 30, 2013 was $40.7 million and $124.5 million, respectively, as compared to $52.5 million and $144.8 million for the comparable periods in the prior year. The decrease in interest expense is primarily due to lower debt discount amortization during the current year periods. We refinanced approximately $2.1 billion of our long-term debt during the first quarter of 2013, the majority of which was accounted for as a debt extinguishment, and as a result, our debt discount and debt issuance costs have decreased significantly.
Loss on Extinguishment of Debt. During the first quarter of 2013, we recognized a loss of $146.8 million on debt extinguishment related to the refinancing of our senior notes and the Propco and Opco credit facilities, primarily representing the write-off of unamortized debt discount and debt issuance costs related to the previous debt. See Liquidity and Capital Resources — Refinancing Transactions for additional information about the refinancing transactions.
Change in Fair Value of Derivative Instruments. Change in fair value of derivative instruments represents fair value changes for interest rate swaps not designated in hedging relationships and any ineffective portion of designated interest rate swaps. Fluctuations in interest rates can cause the fair value of our interest rate swaps to change each reporting period. For the three and nine months ended September 30, 2013, we recognized losses of $43,000 and $0.3 million related to the changes in fair value of our interest rate swaps, as compared to a loss of $0.8 million for the three and nine months ended September 30, 2012.
Net Income (Loss) Attributable to Noncontrolling Interests. The following table presents a summary of net income (loss) attributable to noncontrolling interests (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
MPM noncontrolling interests	$1,809	$1,349	$4,314	$5,106
Fertitta Interactive noncontrolling interests	(2,081)	(3,636)	(5,870)	(4,715)
Total	$(272)	$(2,287)	$(1,556)	$391

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
Capital Resources
At September 30, 2013, we had $123.5 million in cash and cash equivalents, which is primarily used for the day-to-day operations of our properties. At September 30, 2013, our borrowing availability was $310.8 million under our revolving credit facility, which is net of outstanding letters of credit and similar obligations totaling $39.2 million. Our restricted cash totaled $1.1 million at September 30, 2013, primarily representing escrow balances related to the June 17, 2011 restructuring transactions.
Our primary cash requirements for the next twelve months are expected to include (i) principal and interest payments on our indebtedness, which includes interest on our cash flow hedges, totaling $19.1 million and $131.9 million, respectively, and (ii) approximately $95 million to $110 million for maintenance and other capital expenditures and investments, including investments to support the operations of Fertitta Interactive. Our cash flow may be affected by a variety of factors, many of which are outside our control, including regulatory issues, competition, financial markets and other general business conditions. We believe that cash flows from operations, available borrowings under our credit agreement and existing cash balances will be adequate to satisfy our anticipated uses of capital for the foreseeable future, and we are continually evaluating our liquidity position and our financing needs. We cannot provide assurance, however, that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.
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

7.50% Senior Notes. On March 1, 2013, we issued, in a private offering, $500 million in aggregate principal amount of 7.50% Senior Notes due March 1, 2021 (the "Indenture"). Interest is due March 1 and September 1 of each year, which commenced September 1, 2013. On or after March 1, 2016, we may redeem the 7.50% Senior Notes, in whole or in part, at the redemption prices specified in the Indenture. Prior to March 1, 2016, we may redeem the 7.50% Senior Notes plus accrued and unpaid interest, and a make-whole premium. Prior to March 1, 2016, we are also entitled to redeem up to $175 million of 7.50% Senior Notes with proceeds of certain equity financings at the redemption prices specified in the Indenture.

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

The Term Loan Facility is fully drawn and will mature on March 1, 2020. Subject to the satisfaction of certain conditions, amounts may be borrowed under the Revolving Credit Facility, which will be fully available at any time prior to maturity on March 1, 2018. At our option and upon compliance with certain conditions, we have the right to increase our borrowings under the New Credit Facility in an aggregate total principal amount not to exceed the greater of (a) $350.0 million or (b) an unlimited amount, if certain conditions are met and pro forma first lien leverage is less than or equal to 4.5x.

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

Effective June 30, 2013, we are required to make quarterly principal payments on the Term Loan Facility in an amount equal to 0.25% of the sum of the original principal amount under the Term Loan Facility and the aggregate amount of any increased commitments under the Term Loan Facility. In addition to the scheduled principal payments on the Term Loan Facility, we are required to make certain mandatory prepayments on the Term Loan Facility with a portion of our excess cash flow as follows: (A)(i) 50% of excess cash flow so long as our total leverage ratio is above 4.50 to 1.00 or a default has occurred and is continuing, (ii) 25% of excess cash flow so long as no default has occurred and our total leverage ratio is less than or equal to 4.50 to 1.00 but greater than 3.50 to 1.00, or (iii) 0.0% of excess cash flow so long as no default has occurred and our total leverage ratio is less than or equal to 3.50 to 1.00, and (B) 100% of all net cash proceeds of asset sales or other dispositions, the issuance or incurrence of additional debt, and the receipt of insurance proceeds and condemnation awards, in each case subject to certain customary carve-outs and reinvestment provisions.

We must pay a premium if we prepay the Term Loan Facility prior to March 1, 2014. On or after March 1, 2014, we may, at our option, prepay the Term Loan Facility at par.

The credit agreement governing the New Credit Facility contains a number of customary covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of the restricted subsidiaries to incur additional indebtedness or become a guarantor; create liens on collateral; engage in mergers, consolidations or asset dispositions; make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries or make capital expenditures. The credit agreement governing the New Credit Facility also requires that we maintain a maximum total leverage ratio and a minimum interest coverage ratio, provided that a default of the financial ratio covenants shall only become an event of default under the Term Loan Facility if the lenders providing the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. These financial ratio covenants include a maximum total leverage ratio ranging from 8.00:1.00 in 2013 to 5.00:1.00 in 2017 and a minimum interest coverage ratio of 2.00:1.00 in 2013 to 3.00:1.00 in 2017. The testing of these financial ratio covenants began with the fiscal quarter ended March 31, 2013, and at September 30, 2013, we were in compliance with all applicable covenants.

The credit agreement governing the New Credit Facility contains a number of customary events of default (subject to grace periods and cure rights). If any event of default occurs, the lenders under the New Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder.
Cash Flow Information
Following is a summary of our cash flow information (amounts in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash flows provided by (used in):
Operating activities	$164,379	$155,472
Investing activities	(72,405)	125,563
Financing activities	(97,352)	(251,007)
Cash Flow from Operations. Our operating cash flows primarily consist of operating income generated by our properties (excluding depreciation, amortization and other non-cash charges), interest paid and changes in working capital accounts such as inventories, prepaid expenses, receivables and payables. The majority of our revenue is generated from our slot machine and table game play, which is conducted primarily on a cash basis. Our food and beverage, room and other revenues are also primarily cash-based. As a result, fluctuations in our revenues have a direct impact on our cash flow from operations. During the nine months ended September 30, 2013, net cash provided by operating activities totaled $164.4 million, as compared to $155.5 million for the nine months ended September 30, 2012. The increase in cash flows from operating activities is primarily due to a slight increase in revenue and our continued focus on controlling operating costs, partially offset by an increase in cash paid for interest, as well as normal fluctuations in other working capital accounts.

Investing Activities. During the nine months ended September 30, 2013, cash paid for capital expenditures totaled $64.1 million as compared to $47.3 million for the prior year period. Our capital expenditures include various remodeling projects as well as the purchase of gaming equipment and computer equipment. During the nine months ended September 30, 2013, we paid $2.8 million in reimbursable advances to the Mono tribe for its development project, as compared to advances of $0.7 million and $18.8 million to the Mono and the FIGR tribes, respectively, during the prior year period. In addition, in August 2012 we received a repayment of $194.2 million on our advances to the FIGR.
Financing Activities. During the first quarter of 2013, we refinanced approximately $2.1 billion of our outstanding debt as described under Refinancing Transactions above. In connection with the refinancing, we paid debt issuance costs of approximately $35.7 million. In addition, during the nine months ended September 30, 2013 we paid $29.7 million in distributions to our members. During the nine months ended September 30, 2012, we refinanced approximately $500 million of our long-term debt and reduced our outstanding indebtedness by approximately $200 million.
During the nine months ended September 30, 2013, our consolidated variable interest entity, MPM, paid $8.2 million in distributions to noncontrolling interest holders, and Fertitta Interactive received capital contributions totaling $8.7 million from noncontrolling interest holders to fund its operations. During the nine months ended September 30, 2012, MPM paid $8.4 million in distributions to noncontrolling interest holders. Fertitta Interactive received capital contributions totaling $4.1 million from noncontrolling interest holders during the period April 30, 2012 through September 30, 2012.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities nor do we have any derivative arrangements other than the previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At September 30, 2013, we had outstanding letters of credit and similar obligations totaling $39.2 million.
Contractual Obligations
Except for changes related to our long-term debt and interest rate swaps resulting from the March 1, 2013 refinancing transactions, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012.
The following table summarizes our contractual obligations at September 30, 2013 related to long-term debt and interest rate swaps (amounts in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Long-term debt and interest rate swaps (a)	$150,970	$417,151	$279,048	$2,269,575	$3,116,744
___________________________________
(a) Includes principal and contractual interest payments on long-term debt and projected cash payments on interest rate swaps based on interest rates in effect at September 30, 2013. See Notes 4 and 5 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information related to long-term debt and derivative instruments.
Native American Development
Following is a summary of our Native American development project activity for the three months ended September 30, 2013. Additional information about these projects is included in Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and in Note 8 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012.
The Federated Indians of Graton Rancheria ("FIGR")
The Graton Resort opened for business on November 5, 2013. The facility is located on a portion of approximately 254 acres near U.S. Highway 101 in Rohnert Park, California, approximately 43 miles from downtown San Francisco. The Graton Resort is the largest gaming and entertainment facility in the Bay Area, and has approximately 3,000 slot machines, 144 table games and an 18-table poker room, as well as four full-service restaurants and nine fast-casual restaurants.

Upon completion of the project we earned a development fee of approximately $8.2 million representing 2% of the cost of the project, which we will recognize in income when collected. Prior to securing third-party financing for the project, we made advances to the FIGR for development of the project, of which $62.2 million remains outstanding at September 30, 2013. Upon completion of the project’s third-party financing in 2012, we received a $194.2 million partial repayment of the advances, which exceeded the carrying value due to fair value adjustments we recognized pursuant to fresh-start reporting in 2011. Effective August 2012, the advances bear interest at the rate of 11.625%, which is payable in-kind during the construction period and is payable in cash beginning in the first full quarter after opening of the project. Future payments on these advances will be recognized in income as collected. We expect that the outstanding balance will be repaid from operations of the project. Such repayment is subordinate to the terms of the FIGR's third-party financing.
Pursuant to the management agreement, which has a term of seven years from the date of the opening of the project, we will receive a management fee equal to 24% of the facility's net income in years 1 through 4 and 27% of the facility's net income in years 5 through 7.
North Fork Rancheria of Mono Indian Tribe ("Mono")
On February 5, 2013, the Department of the Interior ("DOI") accepted 305 acres of land into trust on behalf of the Mono for the development of the project. In connection with the DOI accepting the site into trust, the terms of the development and management agreements with the Mono were amended. Subject to the approval of the National Indian Gaming Commission ("NIGC"), the management agreement was amended to increase the management fee that we will receive from 24% to 30% of the facility's net income. The tribal-state Class III gaming compact between the State of California and the Mono (the “Mono Compact”) was ratified by the California legislature and was submitted to the DOI on July 19, 2013. The Mono Compact became effective by operation of law on October 22, 2013. On October 1, 2013, opponents of the project filed a referendum seeking to place Assembly bill 277 (“AB 277”), the bill that ratified the Mono Compact, on the state-wide ballot in California in November 2014. The opponents contend that if the referendum qualifies for the ballot, AB 277 will be suspended and will only become effective if approved by a majority of voters in the next general election (November 2014).
No assurances can be provided as to whether the Mono Compact will remain effective or will be impacted by the referendum.
We currently estimate that construction of the facility may begin in the next 24 to 36 months and we estimate that the facility would be completed and opened for business approximately 18 months after construction begins. There can be no assurance, however, that the project will be completed and opened within this time frame or at all. We expect to assist the Mono in obtaining third-party financing for the project once all necessary regulatory approvals have been received and before construction has commenced, however there can be no assurance that financing for the project will be obtained on acceptable terms or at all.
Pursuant to the development agreement, we have made $21.1 million in reimbursable advances to the Mono which are expected to be repaid from the proceeds of third-party financing or from the project's gaming revenues. The carrying value of the advances was reduced to fair value as a result of our adoption of fresh-start reporting in 2011. At September 30, 2013, the carrying value of these advances was $6 million.
We have evaluated the likelihood that the Mono project will be successfully completed and opened, and have concluded that at September 30, 2013, the likelihood of successful completion is in the range of 65% to 75%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that we will recover all of our investment in the project even if it is successfully completed and opened for business.
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
Derivative Instruments
We have entered into various interest rate swaps to manage our exposure to interest rate risk. In connection with the March 1, 2013 refinancing, we amended our interest rate swaps, as described in Note 5 to the accompanying condensed consolidated financial statements. At September 30, 2013 we had two floating-to-fixed interest rate swaps with notional amounts totaling $1.1 billion. These interest rate swaps effectively fix the interest rates on a portion of our variable-rate debt at approximately 6%. As of September 30, 2013, we paid a weighted-average fixed interest rate of 2.04% and received a weighted-average variable interest rate of 1.00% on our interest rate swaps. The difference between amounts received and paid under the designated portions of interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The changes in the fair value of the effective portions of our designated interest rate swaps is recognized in other comprehensive income. The changes in the fair value of any ineffective portion of designated swaps, as well as changes in the fair value of any non-designated portion of our interest rate swaps, are recognized in change in fair value of derivative instruments as they occur.
For the nine months ended September 30, 2013, our interest rate swaps increased our interest expense by $9.8 million, which includes deferred losses that are being amortized out of accumulated other comprehensive loss to expense as a result of discontinued cash flow hedging relationships.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2013.

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
At September 30, 2013, $1.73 billion of the borrowings under our credit agreements are based on LIBOR plus applicable margins of 2.50% to 4.00%, and none of our outstanding borrowings are based on the base rate. The LIBOR rate underlying the LIBOR-based borrowings outstanding under the New Credit Agreement was 1.00%, which is the LIBOR floor stipulated in the agreement. The LIBOR rate underlying the borrowings under our land loan is 0.179% at September 30, 2013. The weighted-average interest rates for variable rate debt shown in the table below are calculated using the rates in effect at September 30, 2013. We cannot predict the LIBOR or base rate interest rates that will be in effect in the future, and actual rates will vary.

We are also exposed to interest rate risk related to our interest rate swap agreements which we use to hedge a portion of our variable rate debt. As of September 30, 2013, we had two variable-to-fixed interest rate swaps with notional amounts totaling $1.1 billion which effectively hedge a portion of the interest rate risk on borrowings under our credit agreements. Our interest rate swaps, both of which are designated as cash flow hedges, are matched with specific debt obligations and qualify for hedge accounting. We do not use derivative financial instruments for trading or speculative purposes. Interest differentials resulting from designated interest rate swap agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate movements also affect the fair value of our interest rate swaps, which is reflected as a long-term liability in our Condensed Consolidated Balance Sheets.

The fair values of our interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the agreements, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Fair value is subject to significant estimation and a high degree of variability between periods; however, to the extent that the interest rate swaps are effective in hedging the designated risk, the changes in the fair value of these swaps are deferred in other comprehensive income on our Condensed Consolidated Balance Sheets. Certain future events, including prepayment, refinancing or acceleration of the hedged debt, could cause all or a portion of these hedges to become ineffective, in which case the changes in the fair value of the ineffective portion of the interest rate swaps would be recognized in the statement of operations in the period of change. In addition, we are exposed to credit risk should our counterparties fail to perform under the terms of the interest rate swap agreements; however, we seek to minimize our exposure to this risk by entering into interest rate swap agreements with highly rated counterparties, and we do not believe we are exposed to significant credit risk as of September 30, 2013.

Based on our outstanding borrowings as of September 30, 2013, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $2.1 million, after giving effect to our interest rate swaps and the 1% LIBOR floor described above.

The terms of our long-term debt and interest rate swap agreements have changed since December 31, 2012 as a result of the March 1, 2013 refinancing transactions. Accordingly, the following tables present updates to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2012.

The following table provides information about future principal maturities, excluding original issue discounts, of our long-term debt and the related weighted-average contractual interest rates in effect at September 30, 2013 (dollars in millions):

	Expected maturity date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate	$0.7	$2.9	$3.1	$3.0	$2.9	$531.0	$543.6	$573.6
Weighted-average interest rate	4.72%	4.67%	4.67%	4.45%	4.17%	7.28%	7.20%

Variable rate	$4.1	$16.3	$16.2	$126.6	$16.2	$1,547.8	$1,727.2	$1,722.3
Weighted-average interest rate	5.00%	5.00%	5.00%	3.85%	5.00%	5.00%	4.92%
The following table provides information about notional amounts and weighted-average interest rates by contractual maturity dates for our interest rate swap agreements at September 30, 2013 (dollars in millions):

	Expected maturity date							Fair Value, net
	2013	2014	2015	2016	2017	Thereafter	Total
Interest rate swaps:
Notional amount	$2.0	$51.5	$80.1	$42.2	$908.7	$—	$1,084.5	$15.5
Weighted-average fixed interest rate payable (a)	2.04%	2.04%	1.77%	1.77%	1.77%	—%	1.78%
Weighted-average variable interest rate receivable (b)	1.00%	1.00%	1.00%	1.00%	1.00%	—%	1.00%
____________________________________

(a)	Based on actual fixed rates payable.

(b)	Based on actual variable rates receivable.
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

Item 1A.    Risk Factors
There have been no material changes in the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

     No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 32.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 32.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 101—The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets at September 30, 2013 (unaudited) and December 31, 2012, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATION CASINOS LLC, Registrant

DATE:	November 14, 2013	/s/ MARC J. FALCONE
Marc J. Falcone Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)