Form 10-K
period 2013-12-31
Station Casinos LLC
filed 2014-03-21
CIK 1503579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
The aggregate market value of the voting units held by non-affiliates (all other persons other than executive officers or directors) of the registrant as of June 30, 2013 was $0.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No ☐
As of February 28, 2014, 100 shares of the registrant's voting units were outstanding and 100 shares of the registrant's non-voting units were outstanding.
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
Introduction
We are a gaming and entertainment company established in 1976 that develops and operates casino entertainment facilities. We currently own and operate nine major hotel/casino properties under the Red Rock, Green Valley Ranch, Station and Fiesta brands and nine smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. We also manage Graton Resort & Casino in Sonoma County, California, which opened in November 2013, and Gun Lake Casino in Allegan County, Michigan. In addition, we began operating real money online poker in Nevada in April 2013 and real money online gaming in New Jersey in November 2013 through our majority-owned subsidiary, Fertitta Interactive LLC.
We offer convenience and choices to residents throughout the Las Vegas valley with our strategically located properties. Each of our properties caters primarily to Las Vegas area residents. We believe that our out-of-town patrons are also discerning customers who enjoy a high-quality, value oriented experience. We believe that our patrons view our hotel and casino product as a preferable alternative to attractions located on the Las Vegas Strip and/or in downtown Las Vegas.
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
Our principal executive offices are at 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135. The telephone number for our executive offices is (702) 495-3000. Our internet website is www.sclv.com.
Business Strategy
Our primary operating strategy emphasizes attracting and retaining customers, primarily Las Vegas residents and, to a lesser extent, out-of-town visitors. Our properties attract customers through:

•	convenient locations;

•	offering our customers the latest in slot and video poker technology;

•	focused marketing efforts targeting our extensive customer database;

•	innovative, frequent and high-profile promotional programs; and

•	convention business.
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
Innovative Marketing and Promotion Strategy. We employ an innovative marketing strategy that utilizes frequent high-profile promotional programs in order to attract and retain customers while also establishing a high level of name recognition. In addition to advertising through traditional media, such as television, radio and newspaper, we have increased our focus to reach and engage guests through digital and mobile solutions.
Voted Best Players Club year after year by the local residents, our Boarding Pass player rewards program allows guests to earn and redeem points at any of our Las Vegas-area properties for cash, complimentary slot play, food, beverages, meals in any of the restaurants, hotel rooms, movie passes, entertainment tickets and merchandise.
Following national mobile trends, we are developing progressive mobile solutions to engage our current customers and attract new customers. In early 2014, a Station Casinos and Graton Resort mobile application will be introduced with interfaces that will allow activation tools for Boarding Pass members and hotel guests. In addition, we continue to enhance our Sports Connection mobile application driving increased enrollment. We believe that these products create sustainable competitive advantages and will continue to distinguish us from our competition.
Employee Relations. Station began as a family-run business in 1976 and has maintained close-knit relationships amongst our management, and we endeavor to instill this same sense of loyalty among our employees. Toward this end, we take a hands-on approach through active and direct involvement with employees at all levels. We believe we have very good employee relations. See "Risk Factors—Risks Related to our Business—Union organization activities could disrupt our business by discouraging patrons from visiting our properties, causing labor disputes or work stoppages, and, if successful, could significantly increase our labor costs."
Native American Projects. Because of our expertise in developing and operating regional entertainment destinations, we also provide management and development services to Native American tribes in various states.
Properties
Set forth below is certain information as of December 31, 2013 concerning our properties, which are more fully described following the table.

	Hotel Rooms	Slots (1)	Gaming Tables (2)	Parking Spaces (3)	Acreage
Red Rock	811	2,968	63	5,600	64
Green Valley Ranch	495	2,397	48	3,800	40
Palace Station	1,011	1,771	37	3,000	30
Boulder Station	299	2,688	33	3,300	54
Texas Station	199	1,799	20	4,800	47
Sunset Station	457	2,324	35	5,800	82
Santa Fe Station	200	2,483	39	5,200	39
Fiesta Rancho	100	1,378	14	2,100	25
Fiesta Henderson	224	1,665	16	3,400	46
Wild Wild West	260	183	5	592	19
Wildfire Rancho	—	190	—	265	5
Wildfire Boulder	—	168	—	230	2
Wildfire Sunset	—	142	—	123	1
Wildfire Valley View	—	35	—	—	—
Wildfire Anthem	—	15	—	—	—
Barley's (50% owned)	—	197	—	—	—
The Greens (50% owned)	—	38	—	—	—
Wildfire Lanes (50% owned)	—	199	—	—	—

_______________________________________________________________________________

(1)	Includes slot and video poker machines.

(2)	Generally includes blackjack ("21"), craps, roulette, pai gow poker, mini baccarat, let it ride, three-card poker and wild hold'em.

(3)
Includes covered parking spaces of 3,300 for Red Rock, 2,200 for Green Valley Ranch, 1,500 for Palace Station, 1,500 for Boulder Station, 2,300 for Texas Station, 2,100 for Sunset Station, 3,600 for Santa Fe Station, 500 for Fiesta Rancho and 1,500 for Fiesta Henderson.

Red Rock
Red Rock opened in April 2006 and is strategically located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. The AAA Four Diamond resort features an elegant desert oasis theme with a contemporary design offering 811 hotel rooms featuring luxury amenities. In addition to its standard guest rooms, the hotel offers six styles of suites, including one-of-a-kind custom villas and penthouse suites. Additional non-gaming amenities include nine full-service restaurants, a 16-screen movie theater complex, 94,000 square feet of meeting and convention space, a full-service spa, a 72-lane bowling center and a Kid's Quest child care facility. Red Rock's seven full-service restaurants have a total of approximately 2,500 seats and include T-bones Chophouse, Terra Rossa (an Italian restaurant), the Grand Café, Feast Buffet (which features live-action themed buffets offering options that include Mexican, Italian, barbecue, American and Chinese cuisines), Sand Bar, Lucille's Smokehouse Bar-B-Que and Yard House. In addition, Red Rock features numerous bars and lounges including Rocks Lounge offering free live entertainment, Onyx Bar, Sand Bar and Lucky Bar. Red Rock also offers a variety of fast-food outlets.
Green Valley Ranch
Green Valley Ranch opened in December 2001 and is strategically located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada. Green Valley Ranch is approximately five minutes from McCarran International Airport and seven minutes from the Las Vegas Strip. Green Valley Ranch was designed to complement the Green Valley master planned community. The AAA Four Diamond resort features a Mediterranean style villa theme with non-gaming amenities including seven full-service restaurants, a 4,200-square-foot non-gaming arcade, a state-of-the-art spa with outdoor pools, a 10-screen movie theater complex, two gift shops, approximately 60,500 square feet of meeting and convention space and an entertainment lounge. Green Valley Ranch also offers an 8-acre complex featuring private poolside cabanas, a contemporary poolside bar and grill, one and a half acres of vineyards and an outdoor performance venue. Green Valley Ranch's seven full-service restaurants include the China Spice (a Chinese restaurant), Sushi+Sake, Terra Verde (an Italian restaurant), Hank's Fine Steaks and Martinis, Feast Buffet, Tides Oyster Bar, and the Grand Café. Green Valley Ranch also offers a variety of fast-food outlets to enhance our customers' dining selection. Guests may also enjoy the Drop Bar, a centerpiece of the casino, the Lobby Bar, which is open to the hotel entrance and the pool area, Quinn's Irish Pub and the Sip Bar.
Palace Station
Palace Station opened in 1976 and is strategically located at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas' most heavily traveled areas. Palace Station is a short distance from McCarran International Airport and from major attractions on the Las Vegas Strip and downtown Las Vegas. Palace Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including newly remodeled hotel rooms, six full-service restaurants, a 275-seat entertainment lounge, two additional bars, two swimming pools, an approximately 20,000-square-foot banquet and convention center and a gift shop. Palace Station's six full-service restaurants have a total of approximately 1,200 seats. These restaurants, which offer a variety of high-quality food at reasonable prices, include the Grand Café, Feast Buffet (which features live-action themed buffets offering options that include Mexican, Italian, barbecue, American and Chinese cuisines), Pasta Cucina (an Italian restaurant), Cabo Mexican Restaurant, an oyster bar and Food Express Chinese Restaurant. In addition to these restaurants, Palace Station offers various fast-food outlets.
Boulder Station
Boulder Station opened in August 1994 and is strategically located on Boulder Highway, immediately adjacent to the Interstate 515 interchange. We believe that Boulder Station's highly visible location at this well-traveled intersection offers a competitive advantage relative to the other hotels and casinos located on Boulder Highway. Boulder Station is located approximately four miles east of the Las Vegas Strip and approximately four miles southeast of downtown Las Vegas. Boulder Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including five full-service restaurants, a 750-seat entertainment lounge, three additional bars, an 11-screen movie theater complex, a Kid's Quest child care facility, a swimming pool, a non-gaming video arcade and a gift shop. Boulder Station's five full-service restaurants have a total of over 1,400 seats. These restaurants, which offer a variety of high-quality meals at reasonable prices, include the Grand Café, Feast Buffet, The Broiler Steakhouse, Pasta Cucina (an Italian restaurant) and Cabo Mexican Restaurant. In addition to these restaurants, Boulder Station offers various fast-food outlets.
Texas Station
Texas Station opened in July 1995 and is strategically located at the corner of Lake Mead Boulevard and Rancho Drive in North Las Vegas. Texas Station features a friendly Texas atmosphere, highlighted by distinctive early Texas architecture with non-gaming amenities including four full-service restaurants, a Kid's Quest child care facility, a 300-seat entertainment lounge, a 2,000-seat event center, five additional bars, an 18-screen movie theater complex, a swimming pool, a non-gaming video arcade, a gift shop, a 60-lane bowling center and approximately 42,000 square feet of meeting and banquet space. Texas Station's four full-service restaurants have a total of approximately 1,000 seats. These restaurants, which offer a variety of high-quality food at reasonable prices, include the Grand Café, Austins Steakhouse, Feast Buffet and Texas Star Oyster Bar. In addition, guests may also enjoy the unique features of several bars and lounges including Martini Ranch, Whiskey Bar, Garage Bar, A-Bar, Splitz Bar and South Padre Lounge. Texas Station also offers a variety of fast-food outlets.
Sunset Station
Sunset Station opened in June 1997 and is strategically located at the intersection of Interstate 515 and Sunset Road. Multiple access points provide customers convenient access to the gaming complex and parking areas. Situated in a highly concentrated commercial corridor along Interstate 515, Sunset Station has prominent visibility from the freeway and the Sunset commercial corridor. Sunset Station is located approximately nine miles east of McCarran International Airport and approximately seven miles southeast of Boulder Station. Sunset Station features a Spanish/Mediterranean-style theme with non-gaming amenities including six full-service restaurants themed to capitalize on the familiarity of the restaurants at our other properties, 13,000 square feet of meeting space, a 500-seat entertainment lounge, a 5,000-seat outdoor amphitheater, six additional bars, a gift shop, a non-gaming video arcade, a 13-screen movie theater complex, a 72-lane bowling center, a Kid's Quest child care facility and a swimming pool. Sunset Station's six full-service restaurants have a total of approximately 2,100 seats featuring “live-action” cooking and simulated patio dining. These restaurants, which offer a variety of high-quality food at reasonable prices, include the Grand Café, Sonoma Cellar Steakhouse, Pasta Cucina (an Italian restaurant), Cabo Mexican Restaurant, Feast Buffet, and an oyster bar. Guests may also enjoy the Gaudi Bar, a centerpiece of the casino featuring over 8,000 square feet of stained glass. Sunset Station also offers a variety of fast-food outlets.
Santa Fe Station
We purchased Santa Fe Station in October 2000. Santa Fe Station is strategically located at the intersection of Highway 95 and Rancho Drive, approximately five miles northwest of Texas Station. Santa Fe Station features non-gaming amenities including four full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 500-seat entertainment lounge, four additional bars, a 60-lane bowling center, a 16-screen movie theater complex, a Kid's Quest child care facility and over 14,000 square feet of meeting and banquet facilities. Santa Fe Station's four full-service restaurants have a total of approximately 1,000 seats, which include The Charcoal Room (a steakhouse), Cabo Mexican Restaurant, the Grand Café and Feast Buffet. Guests may also enjoy Revolver Saloon and Dance Hall or 4949 Lounge, a centerpiece of the casino. Santa Fe Station also offers a variety of fast-food outlets.
Fiesta Rancho
We purchased Fiesta Rancho in January 2001. Fiesta Rancho is strategically located at the intersection of Lake Mead Boulevard and Rancho Drive in North Las Vegas across from Texas Station. Fiesta Rancho features a Southwestern theme with non-gaming amenities including three full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 600-seat entertainment lounge, a regulation-size ice skating rink and two additional bars. Fiesta Rancho's three full-service restaurants have a total of approximately 870 seats, and include Blue Agave, Garduno's and Festival Buffet. Fiesta Rancho also offers a variety of fast-food outlets.
Fiesta Henderson
We purchased Fiesta Henderson in January 2001. Fiesta Henderson is strategically located at the intersection of Interstate 215 and Interstate 515 in Henderson, Nevada. Fiesta Henderson features four full-service restaurants, a 12-screen movie theater complex, a gift shop, a swimming pool, three bars and lounges and meeting space. Fiesta Henderson's four full-

service restaurants have a total of approximately 1,100 seats, and include Fuego Steakhouse, Amigo's Mexican Cantina, Fiesta Café and Festival Buffet. Fiesta Henderson also offers a variety of fast-food outlets.
Wild Wild West
We purchased Wild Wild West in 1998. Wild Wild West is strategically located on Tropicana Avenue and immediately adjacent to Interstate 15. Wild Wild West's non-gaming amenities include a full-service restaurant, a bar, a gift shop and a truck plaza. In December 2009, the Wild Wild West hotel was rebranded as Days Inn—Las Vegas under a franchise agreement with Days Inn Worldwide.
Wildfire Rancho
We purchased Wildfire Casino—Rancho ("Wildfire Rancho") in January 2003. Wildfire Rancho is located on Rancho Drive across from Texas Station. Wildfire Rancho's non-gaming amenities include a lounge, outdoor patio and a full-service restaurant.
Wildfire Boulder & Wildfire Sunset
We purchased Wildfire Casino—Boulder ("Wildfire Boulder") (formerly known as Magic Star) and Wildfire Casino—Sunset ("Wildfire Sunset") (formerly known as Gold Rush Casino) in August 2004. Both properties offer non-gaming amenities which include a full-service restaurant and a bar.
Wildfire Anthem & Wildfire Valley View
We purchased Wildfire Anthem, a tavern located in Henderson, Nevada, in July 2013 and Wildfire Valley View (formerly known as The Lift), a tavern located in Las Vegas, Nevada, in August 2013. Amenities offered by Wildfire Anthem and Wildfire Valley View include gaming machines and a bar.
Lake Mead Casino
In September 2006, we purchased Lake Mead Casino located in Henderson, Nevada. Lake Mead Casino currently is closed and undergoing renovations and is expected to reopen in mid-2014.
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
Managed Properties
Gun Lake Casino
We manage Gun Lake Casino (“Gun Lake”) in Allegan County, Michigan, which opened in February 2011, on behalf of the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe. Gun Lake is located on approximately 147 acres on U.S. Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan, and includes approximately 1,568 slot machines, 32 table games and various dining options. We have a 50% ownership interest in the manager of Gun Lake, MPM Enterprises, LLC, a Michigan limited liability company (“MPM”) which receives a management fee of approximately 30% of the net income of Gun Lake under a seven year management contract that commenced in February 2011. Under the terms of the MPM operating agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees earned, and 93% of any management fees in excess of $48 million, each calculated on an annual basis.
Graton Resort & Casino
We manage Graton Resort & Casino ("Graton Resort") in Sonoma County, California, which opened in November 2013, on behalf of the Federated Indians of Graton Rancheria (the "Graton Tribe"), a federally recognized Native American tribe. Graton Resort is located on a portion of approximately 254 acres just west of U.S. Highway 101 in Rohnert Park,

California, approximately 43 miles from downtown San Francisco. It is the largest gaming and entertainment facility in the Bay Area, with approximately 3,000 slot machines, 131 table games and an 18-table poker room, as well as four full-service restaurants and nine fast-casual restaurants. We assisted the Graton Tribe in designing, developing and financing Graton Resort pursuant to a development agreement, and we manage Graton Resort under a management agreement. The management agreement has a term of seven years from the opening date. For the first four years of the agreement, we will receive a management fee of 24% of Graton Resort's net income (as defined in the management agreement) and for the fifth through seventh years, we will receive a management fee of 27% of Graton Resort's net income. We own an additional 34-acre site adjacent to Graton Resort, which is being held for future development.
Fertitta Interactive
We own a 57.3% ownership interest in Fertitta Interactive LLC ("Fertitta Interactive"), through which we operate our real money and social gaming platform known as “Ultimate Gaming.” Ultimate Gaming's technology provides a proprietary, highly scalable and robust platform that has a proven track record in the global online marketplace. We successfully launched our real money online poker platform for play in Nevada in April 2013 and began operating online gaming in New Jersey in November 2013.
Native American Development
North Fork Rancheria of Mono Indian Tribe
We have entered into development and management agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California, under which we will assist the Mono in developing and operating a gaming and entertainment facility (the "North Fork Project") to be located on a 305-acre site (the "North Fork Site") located on Highway 99 north of the city of Madera in Madera County, California. The North Fork Site was taken into trust for the benefit of the Mono by the United States Department of the Interior ("DOI") on February 5, 2013.
The management agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the facility's net income. As currently contemplated, the North Fork Project is expected to include approximately 2,000 slot machines, approximately 40 table games and several restaurants. Development of the North Fork Project is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the management agreement by the National Indian Gaming Commission ("NIGC").
In 2010, the Bureau of Indian Affairs ("BIA") published notice in the Federal Register that the environmental impact statement for the North Fork Project had been finalized. In 2011, the Assistant Secretary of the Interior for Indian Affairs issued his determination that gaming on the North Fork Site would be in the best interest of the Mono and would not be detrimental to the surrounding community. On August 31, 2012, the Governor of California concurred with the Assistant Secretary's determination that placing the North Fork Site in trust was in the best interest of the Mono and was not detrimental to the surrounding community. On the same day, the Governor signed a tribal-state Class III gaming compact (the “2012 Compact”) between the State and the Mono. The California Assembly and Senate passed Assembly Bill 277 (“AB 277”) ratifying the 2012 Compact on May 2, 2013 and June 27, 2013, respectively. On July 3, 2013, opponents of the North Fork Project filed a referendum challenging AB 277. On October 22, 2013, the BIA published notice in the Federal Register that the 2012 Compact was deemed effective. On November 20, 2013, the referendum challenging AB 277 was qualified for the November 2014 state-wide ballot. The proponents of the referendum believe that if the referendum is successful, AB 277 will be void and the 2012 Compact will not be effective. The 2012 Compact will regulate gaming at the North Fork Project on the North Fork Site. The 2012 Compact provides for the Mono to operate up to 2,000 slot machines in return for sharing up to 15% of the net revenues from Class III gaming devices with the State of California, Madera County, the City of Madera, and other Native American tribes, which includes payments due to local authorities under any memorandum of understanding. No assurances can be provided as to whether the 2012 Compact will remain in effect or what impact, if any, the referendum will have on the 2012 Compact. See Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information about the North Fork Project.
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
Competition
Our casino properties face competition from all other casinos and hotels in the Las Vegas area, including to some degree, from each other. Currently, there are approximately 45 major gaming properties located on or near the Las Vegas Strip, 15 located in the downtown area and several located in other areas of Las Vegas. We also face competition from 149 nonrestricted gaming locations in the Clark County area primarily targeted to the local and repeat visitor markets. In addition, our casino properties face competition from restricted gaming locations (locations with 15 or fewer slot machines) in the greater Las Vegas area. As of December 31, 2013, there were approximately 1,420 restricted gaming locations in the Las Vegas area with approximately 14,000 slot machines. We compete with other hotels, casinos and restricted gaming locations by focusing on repeat customers and attracting these customers through innovative marketing programs. Our value-oriented, high-quality approach is designed to generate repeat business. Additionally, our casino properties are strategically located and designed to permit convenient access and ample parking, which are critical factors in attracting local visitors and repeat patrons. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors could have a material adverse effect on our business.
The Nevada legislature enacted Senate Bill 208 in 1997. This legislation identified certain gaming enterprise districts wherein casino gaming development would be permitted throughout the Las Vegas valley and established more restrictive criteria for the establishment of new gaming enterprise districts. We believe the growth in gaming supply in the Las Vegas locals market has been, and will continue to be, limited by the provisions of Senate Bill 208.
To a lesser extent, we compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, and other gaming markets throughout the United States and in other parts of the world, and with state sponsored lotteries, on-and-off-track wagering on horse and other races, card rooms, online gaming and other forms of legalized gambling. The gaming industry also includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Several states are currently considering legalizing casino gaming in designated areas. Legalized casino gaming in such states and on Native American land will result in strong competition and could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations. In addition, internet poker has been approved in Nevada, and internet gaming has been approved in New Jersey and Delaware, and legislation approving internet gaming has been proposed by the federal government and other states. Internet gaming and expansion of legalized casino gaming in new or existing jurisdictions and on Native American land could result in strong competition for our Nevada operations, for Fertitta Interactive and for the gaming facilities that we manage for Native American tribes.
Native American gaming in California, as it currently exists, has had little, if any, impact on our Nevada operations to date, although there are no assurances as to the future impact. In total, the State of California has signed and ratified Tribal-State Compacts with 70 Native American tribes. Currently there are 60 Native American gaming facilities in operation in the State of California. These Native American tribes are allowed to operate slot machines, lottery games, and banking and percentage games (including "21") on Native American lands. A banking game is one in which players compete against the licensed gaming establishment rather than against one another. A percentage game is one in which the house does not directly participate in the game, but collects a percentage from it which may be computed from the amount of bets made, winnings collected, or the amount of money changing hands. It is not certain whether any expansion of Native American gaming in California will affect our Nevada operations given that visitors from California make up Nevada's largest visitor market. Increased competition from Native American gaming may result in a decline in our revenues and may have a material adverse effect on our business.
Real money online gaming is a new and rapidly evolving industry with a limited market. We face competition in Nevada and New Jersey from other real money online gaming providers, some of which have greater resources than we do. There are currently three licensees operating real money online poker in Nevada, including Fertitta Interactive. In addition, we compete with a number of real money online gaming operators in New Jersey.

2013 Refinancing Transactions
On March 1, 2013, we entered into a new credit agreement with a $1.625 billion term loan facility and a $350 million revolving credit facility, and we issued $500 million in aggregate principal of new 7.50% Senior Notes due 2021 (the "7.50% Senior Notes"). We used the proceeds to repay all amounts outstanding under the Propco Credit Agreement and the Opco Credit Agreement and to repurchase all of our outstanding senior notes due 2018.

References to (i) the “Propco Credit Agreement” refer to the credit agreement among the Company, Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the other lender parties thereto entered into as of June 17, 2011, consisting of a $1.575 billion term loan facility and a $125 million revolving credit facility; (ii) the “Opco Credit Agreement” refer to the credit agreement among NP Opco LLC and Station GVR Acquisition LLC, Deutsche Bank AG Cayman Islands Branch, as administrative agent and the other lenders parties thereto entered into as of September 28, 2012, consisting of a $575 million term loan facility and a $200 million revolving credit facility; and (iii) the "Senior Notes" refer to the senior notes issued pursuant to an indenture dated as of January 3, 2012 among the Company, NP Boulder LLC, NP Palace LLC, NP Red Rock LLC, NP Sunset LLC, NP Development LLC, NP Losee Elkhorn Holdings LLC (each a wholly owned subsidiary of the Company) and Wells Fargo Bank, National Association as Trustee.

Regulation and Licensing
In addition to gaming regulations, our business is subject to various federal, state and local laws and regulations of the United States and Nevada. These laws and regulations include, but are not limited to, restrictions concerning employment and immigration status, currency transactions, zoning and building codes, marketing and advertising, privacy and telemarketing. Since we deal with significant amounts of cash in our operations we are subject to various reporting and anti-money laundering regulations. Any violations of anti-money laundering laws or any of the other laws or regulations to which we are subject could result in regulatory actions, fines, or other penalties. Any material changes, new laws or regulations or material differences in interpretations by courts or governmental authorities or material regulatory actions, fines, penalties or other actions could adversely affect our business and operating results.
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
Our direct and indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. NP Red Rock LLC, NP Boulder LLC, NP Palace LLC, NP Sunset LLC, NP Tropicana LLC, NP Fiesta LLC, NP Gold Rush LLC, NP Lake Mead LLC, NP Magic Star LLC, NP Rancho LLC, NP Santa Fe LLC, NP Texas LLC, Station GVR Acquisition, LLC, SC SP 2 LLC and NP River Central LLC hold licenses to conduct nonrestricted gaming operations. Our ownership in NP Tropicana LLC is held through NP Landco Holdco LLC, which has a registration as an intermediary company and a license as a member and manager of NP Tropicana LLC. SC SP 2 LLC holds a nonrestricted gaming license. Our ownership in SC SP 2 LLC is held through SC SP Holdco LLC which has a registration as an intermediary company and a license as a member and manager of SC SP 2 LLC. Town Center Amusements, Inc., a Limited Liability Company ("TCAI") is licensed to conduct nonrestricted gaming operations at Barley's, a micro brewery and casino located in Henderson, Nevada. Greens Café, LLC ("GC") is licensed to conduct nonrestricted gaming operations at The Greens, a restaurant and bar located in Henderson, Nevada and Sunset GV, LLC ("SGV") is licensed to conduct nonrestricted gaming operations at Wildfire Lanes, formerly Renata's Supper Club, a casino located in Henderson, Nevada. A license to conduct "nonrestricted" operations is a license to conduct an operation of (i) at least 16 slot machines, (ii) any number of slot machines together with any other game, gaming device, race book or sports pool at one establishment, (iii) a slot machine route, (iv) an inter‑casino linked system, or (v) a mobile gaming system. Our ownership in TCAI, GC and SGV is held through an intermediary company known as NP Green Valley LLC, which has a registration as an intermediary company and a license as a member and manager of TCAI, GC and SGV. SC SP 4 LLC holds a restricted gaming license. Our ownership in SC SP 4 LLC is held through SC SP Holdco LLC which has a registration as an intermediary company and a license as a member and manager of SC SP 4 LLC.

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

Through our majority-owned subsidiary Fertitta Interactive, we have been approved for licensure by the Nevada Commission as an operator of interactive gaming and an interactive gaming service provider, subject to a number of conditions. Fertitta Interactive, whose minority beneficial owners include Frank J. Fertitta III and Lorenzo J. Fertitta, has been approved by the Nevada Commission to receive a percentage of interactive gaming revenue from us. Fertitta Acquisitionsco LLC ("Fertitta Acquisitionsco"), a subsidiary of Fertitta Interactive, has also been approved for licensure by the Nevada Commission as an interactive gaming service provider and as a manufacturer and distributor of an interactive gaming system, subject to a number of conditions.

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
If it were determined that the Nevada Act was violated by a licensed subsidiary, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, our licensed subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Red Rock, Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Fiesta Rancho, Fiesta Henderson, Green Valley Ranch, Wild Wild West, Wildfire Rancho, Barley's, Wildfire Sunset, Wildfire Boulder, The Greens, Wildfire Anthem, Wildfire Casino Valley View, and Wildfire Lanes and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of the licensed subsidiaries or the appointment of a supervisor could (and revocation of any such gaming license would) have a material adverse effect on our gaming operations.
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
Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission, or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any equity holder who is found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common equity of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be an equity holder or to have any other relationship with us or our licensed or registered subsidiaries, we (i) pay that person any dividend or interest upon our securities, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his securities including, if necessary, the immediate purchase of said securities (a) in the case of Station Holdco LLC ("Station Holdco"), a Delaware limited liability company, for the price specified by the relevant gaming authority or, if no such price is specified, the fair market value as determined by Station Holdco's board of managers, or (b) in the case of Station Voteco LLC ("Station Voteco"), a Delaware limited liability company, for no consideration. In the case of Station Holdco, this price would be payable in cash or, at the election of Station Holdco's board of managers, with a promissory note, maturing in not more than 10 years after delivery of the note and no earlier than 7 1/2 years from June 17, 2011, bearing interest at the applicable rate set forth by the Internal Revenue Service for obligations of at least nine years. Additionally, the Clark County Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.
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
Nevada Liquor Regulations
There are various local ordinances and regulations as well as state laws applicable to the sale of alcoholic beverages in Nevada. Palace Station, Wildfire Rancho, Wildfire Casino Valley View and Santa Fe Station are subject to liquor licensing control and regulation by the Las Vegas City Council. Red Rock, Boulder Station and Wild Wild West are subject to liquor licensing control and regulation by the Clark County Board. Texas Station and Fiesta Rancho are subject to liquor licensing control and regulation by the North Las Vegas City Council. Sunset Station, Green Valley Ranch, Fiesta Henderson, Barley's, Wildfire Sunset, Wildfire Boulder, The Greens, Wildfire Anthem, Wildfire Lanes and Lake Mead Lounge are subject to liquor licensing control and regulation by the Henderson City Council. All liquor licenses are revocable and are, in some jurisdictions, not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of our licensed subsidiaries.
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
The IGRA established three separate classes of tribal gaming: Class I, Class II and Class III. Class I gaming includes all traditional or social games solely for prizes of minimal value played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pull-tabs, punchboards, instant bingo (and electronic or computer-aided versions of such games) and non-banked card games (those that are not played against the house), such as poker. Class III gaming is casino-style gaming and includes banked table games such as blackjack, craps and roulette, and gaming machines such as slots, video poker, lotteries and pari-mutuel wagering, a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers.
The IGRA requires NIGC approval of management contracts for Class II and Class III gaming, as well as the review of all agreements collateral to the management contracts. The NIGC will not approve a management contract if a director or a 10% shareholder of the management company: (i) is an elected member of the governing body of the Native American tribe which is the party to the management contract; (ii) has been or subsequently is convicted of a felony or gaming offense; (iii) has knowingly and willfully provided materially important false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe's gaming ordinance or resolution, or a trustee, exercising the skill and due diligence that a trustee is commonly held to, would not approve the management contract. A management contract can be approved only after the NIGC determines that the contract provides for, among other things: (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs and (v) a contract term not exceeding five years and a management fee not exceeding 30% of net revenues (as determined by the NIGC); provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity require the larger fee and longer term. There is no periodic or ongoing review of approved contracts by the NIGC. The only post-approval action that could result in possible modification or cancellation of a contract would be as the result of an enforcement action taken by the NIGC based on a violation of the law or an issue affecting suitability.
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
Native American tribes are sovereign nations with their own governmental systems, which have primary regulatory authority over gaming on land within the tribes' jurisdiction. Therefore, persons engaged in activities on tribal lands, including the Company, are subject to the provisions of tribal ordinances and regulations. Tribal gaming ordinances are subject to review by the NIGC under certain standards established by the IGRA. The NIGC may determine that some or all of the ordinances require amendment, and those additional requirements, including additional licensing requirements, may be imposed on us.
Several bills have been introduced in Congress that would amend the IGRA. Any amendment of the IGRA could change the governmental structure and requirements within which tribes could conduct gaming, and may have an adverse effect on our results of operations or impose additional regulatory or operational burdens. In addition, any amendment to or expiration of a tribal-state compact may have an adverse effect on our results of operations or impose additional regulatory or operational burdens
General Gaming Regulations in Other Jurisdictions
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

Internet Gaming Operations and Regulations
We offer real money online poker for play in Nevada through Fertitta Interactive and real money online gaming and poker for play in New Jersey through Fertitta Acquisitionsco, a subsidiary of Fertitta Interactive. Online gaming is subject to extensive regulation under the laws, rules, and regulations of gaming and other governmental authorities in the jurisdictions where it is offered. Our ongoing ability to provide online real money gaming is dependent on factors including, among other things, holding valid interactive gaming licenses in Nevada and a valid casino service industry license in New Jersey and complying with the terms of each gaming license. Online gaming law continues to rapidly evolve and additional legislative developments in Nevada, New Jersey, and other jurisdictions may accelerate or curtail the proliferation of certain forms of online real money gaming in the United States. Online gaming has been, and may continue to be, impacted by a number of factors, including, but not limited to, changes in the popularity of online real money gaming, increased competition from other online gaming licensees, and/or changes in laws, rules or regulations that impact our online gaming operations. If online real money gaming is not authorized by the federal government or other states and jurisdictions, our online real money gaming activities may be limited to Nevada and New Jersey.
Nevada Interactive Gaming
Fertitta Interactive has been licensed by the Nevada Board and the Nevada Commission as an operator of interactive gaming and an interactive gaming service provider, which authorizes it to offer Internet poker for play to individuals physically located within the state of Nevada and to perform regulated services including: (i) managing, administering, and controlling wagers made on an interactive gaming system; (ii) managing the games with which wagers that are made on an interactive gaming system are associated; (iii) maintaining or operating the software or hardware of an interactive gaming system; (iv) providing intellectual property under which an interactive gaming system is identified; (v) providing information regarding persons to an establishment licensed to operate interactive gaming via a database or customer list; and (vi) providing products, services, information or assets to an establishment licensed to operate interactive gaming in exchange for a percentage of the establishment’s interactive gaming revenue. Fertitta Interactive qualifies for licensure as an operator of interactive gaming under Section 463.750 of the Nevada Act because it is an affiliate of an entity licensed to conduct nonrestricted gaming operations.

In April 2013, Fertitta Interactive launched UltimatePoker.com, the first legal, regulated, real money online poker site in the U.S., for play by individuals physically located in Nevada. As a Nevada licensed operator of interactive gaming and interactive gaming service provider, Fertitta Interactive’s online real money poker operations are subject to the Nevada Act and the licensing and regulatory control of the Nevada Commission and the Nevada Board. Accordingly, any subsequent modification to Fertitta Interactive’s interactive gaming system will require the Nevada Board’s prior review and approval and, in some cases, may also require the prior approval of the Nevada Commission. Fertitta Acquisitionsco has been licensed by the Nevada Board and the Nevada Commission as a manufacturer of interactive gaming systems, a distributor of interactive gaming systems, and an interactive gaming service provider, which authorizes it to perform regulated services and to provide regulated software to Nevada’s interactive gaming licensees. As a Nevada licensed interactive gaming service provider, manufacturer and distributor of interactive gaming systems, Fertitta Acquisitionsco is subject to the Nevada Act and the licensing and regulatory control of the Nevada Commission and the Nevada Board.

If it were determined that the Nevada Act was violated by Fertitta Interactive or Fertitta Acquisitionsco, the gaming licenses of the respective entity could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we, our licensed subsidiaries, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Moreover, any such violation and/or regulatory action could have a material adverse effect on us.

New Jersey Internet Gaming

In February 2013, New Jersey enacted legislation amending the New Jersey Casino Control Act (the “New Jersey Act”) to authorize online real money casino style gaming. The New Jersey Act and the regulations promulgated thereunder subjects vendors offering goods or services to a casino applicant or licensee to extensive licensing and regulatory requirements. Our business is subject to the New Jersey Act through our majority owned subsidiary, Fertitta Acquisitionsco, which has signed an Online Gaming Operations Agreement with Trump Taj Mahal Associates, LLC d/b/a Trump Taj Mahal Casino and Resort (“Trump Taj Mahal”), whereby Fertitta Acquisitionsco hosts, manages, operates, and supports real money online gaming in the State of New Jersey to persons who lawfully are permitted to participate in internet gambling games within the State of New Jersey. On November 8, 2013, Fertitta Acquisitionsco received a transactional waiver from the New Jersey Division of Gaming Enforcement (the “New Jersey DGE”) to conduct internet gaming related business transactions with Trump Taj Mahal. The transactional waiver authorizes Fertitta Acquisitionsco to offer online real money casino style gaming in conjunction with the Trump Taj Mahal to individuals physically located within the state of New Jersey. If it were determined that the New Jersey Act was violated by Fertitta Acquisitionsco, its transactional waiver and any privileged New Jersey gaming license it maintains, including, but not limited to, a casino service industry license, may be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we, our licensed subsidiaries, and the persons involved could be subject to substantial fines for each separate violation of the New Jersey Act. Any such violation and/or regulatory action could have a material adverse effect on us.
Under the New Jersey Act, gaming is regulated by the New Jersey Casino Control Commission (the “New Jersey Commission”) and the New Jersey DGE. Pursuant to the New Jersey Act, prior to conducting any business with a casino applicant or licensee, a vendor offering goods or services which directly relate to internet gaming activity must apply for a license as a casino service industry enterprise (“CSIE”). The New Jersey DGE maintains authority for issuing CSIE licenses and investigating applicants for CSIE licenses. Fertitta Acquisitionsco’s application for a gaming related CSIE license was accepted for filing on July 29, 2013 and is pending before the New Jersey DGE. The New Jersey DGE currently is conducting its license investigation of Fertitta Acquisitionsco. Pursuant to a Petition for Approval to Conduct Business Transactions, the New Jersey DGE, in its discretion, is authorized to permit an applicant for a CSIE license to conduct business transactions with a casino licensee for a temporary period prior to licensure of the CSIE applicant. Fertitta Acquisitionsco’s Petition for Approval to Conduct Business Transactions with Taj Mahal was approved by the New Jersey DGE on November 8, 2013, authorizing Fertitta Acquisitionsco to conduct business transactions with Taj Mahal for a six month period until May 8, 2014. Fertitta Acquisitionsco began providing its internet gaming services in New Jersey on November 26, 2013.
Pursuant to the New Jersey Act, an applicant for a CSIE license, and all applicable individuals who must be qualified, must demonstrate by clear and convincing evidence their good character, honesty, and integrity, their financial stability, integrity, and responsibility, and must continue to meet such standards throughout the term of licensure. Generally, all direct or indirect holders of beneficial or ownership interests of five percent or more, certain directors, certain officers, and sales representatives soliciting business from Atlantic City casinos and their supervisors must be qualified, unless the qualification requirement is waived. The qualification requirement also generally applies to directors and officers of the applicant’s or licensee’s holding or intermediary companies and direct or indirect holders of beneficial or ownership interests of five percent (5%) or more in those companies. Outside directors of a holding or intermediary company must only be qualified if they are members of the Executive or Audit Committees. The New Jersey DGE may, in its discretion, waive the qualification requirement for certain officers who demonstrate that they are not significantly involved in or have no authority over the business of a casino licensee and certain owners who demonstrate an inability to control the applicable applicant, licensee, or holding or intermediary company. In regard to publicly traded corporations, any person who owns or beneficially holds five percent or more of the equity securities of such corporation is generally presumed to have the ability to control such corporation and, therefore, must file for qualification. The New Jersey DGE has the discretion to require other individuals to qualify and a licensee must notify the New Jersey DGE concerning changed or new qualifiers within five days.
The New Jersey DGE may also waive the qualification requirement for institutional investors if there is no reason to believe that the institutional investor may be unqualified, the institutional investor holds less than 25% of the outstanding securities, the applicable securities were acquired for investment purposes only, and the institutional investor has no intention of influencing, affecting, or being involved with the business activities of the applicant or licensee or their holding or intermediary companies, aside from voting its securities. “Institutional investor” generally includes investment companies, pension funds, certain trusts, insurance companies, investment advisors, and other financial institutions.

CSIE license applicants generally are responsible for the full cost of their licensure, including any investigative costs. The New Jersey DGE has the authority to deny, revoke, suspend, limit, or otherwise restrict a CSIE license for violations of the New Jersey Act and licensees are obligated to continually meet all requirements of the New Jersey Act and their CSIE license, including, but not limited to, licensing, qualification, reporting, and technical or operational requirements. The New Jersey DGE may also impose fines, penalties, or other sanctions on licensees. A CSIE licensee must demonstrate that it continues to meet the applicable licensing requirements every five years.
The New Jersey Commission and New Jersey DGE retain the authority to adopt, amend, or repeal regulations promulgated pursuant to the New Jersey Act and the New Jersey Act may be amended. Changes in the regulations or the New Jersey Act could adversely affect the gaming industry and our ability to operate in New Jersey.
Environmental Matters
Compliance with federal, state and local laws enacted for the protection of the environment to date had no material effect upon our capital expenditures, earnings or competitive position and we do not anticipate any material adverse effects in the future based on the nature of our future operations.
Employees
As of February 28, 2014, we had approximately 12,000 employees, including employees of Fertitta Interactive and our 50% owned properties. None of our casino properties are currently subject to any collective bargaining agreement or similar arrangement with any union. However, union activists have actively sought to organize employees at certain of our properties in the past, and we believe that such efforts are ongoing at this time.
Financial Information
Please refer to Item 6 - Selected Financial Data and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for information about our revenues, operating results and total assets and liabilities, and to Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for our consolidated financial statements and accompanying footnotes.
Available Information
We are required to file annual, quarterly and other current reports and information with the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we submit filings to the SEC electronically, access to this information is available at the SEC's internet website (www.sec.gov). This site contains reports and other information regarding issuers that file electronically with the SEC.
We also make available, free of charge, at our principal internet address (www.sclv.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Our Code of Business Conduct and Ethics includes a code of ethics for our principal executive officer and our principal financial officer and applies to all of our officers, employees and non-employee directors. Our Code of Business Conduct and Ethics is available on the Investor Relations section of our website at www.sclv.com.
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

•	adverse outcomes of legal proceedings and the development of, and changes in, claims or litigation reserves; and

•	risks associated with development, construction and management of new projects or the expansion of existing facilities, including cost overruns, construction delays and legal or political challenges.
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
Consumer demand for the offerings of casino hotel properties such as ours is sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions and customer confidence in the economy, unemployment, the uncertainty and distress in the housing and credit markets, the impact of high energy, food and healthcare costs, the potential for bank failures, perceived or actual changes in disposable consumer income and wealth, taxes, effects or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer and materially and adversely affect our business and results of operations. The economic downturn has adversely affected us and may continue to adversely affect consumer spending at our gaming properties and our financial condition, results of operations and liquidity.
The economic downturn adversely impacted our business. Adverse economic conditions and declines in consumer confidence may negatively impact our revenues and other operating results in the future.
Our casinos draw a substantial number of customers from the Las Vegas valley, as well as nearby geographic areas, including Southern California, Arizona and Utah. The economies of these areas have been, and may continue to be, negatively impacted due to a number of factors, including unemployment, weak real estate values and decreased consumer confidence levels. The economic downturn and adverse conditions in these areas and in the United States generally have resulted in a significant decline in spending in Las Vegas, which has negatively affected our results of operations. Although our market has shown some signs of stabilization in recent periods, we cannot be sure that the market will continue to improve and continued adverse economic conditions may negatively affect our results of operations in the future.
Based on information from the Las Vegas Convention and Visitors Authority, gaming revenues in Clark County for the years ended December 31, 2013 and 2012 increased by 2.9% and 1.9%, respectively, from the levels in the prior years. Our revenues for the years ended December 31, 2013 and 2012 increased by approximately 2.6% and 4.4%, respectively, over the comparable prior years. However, Las Vegas gaming revenues and operators were severely impacted by the economic downturn and there can be no assurance that gaming revenues will not decrease in future periods. In addition, the overall economic outlook and residential real estate market in the United States, and in particular Las Vegas, remain uncertain, and Las Vegas and our other target markets continue to experience high rates of unemployment. All of these factors have materially and adversely affected our results of operations in the past and may do so in the future. Further declines in real estate values in Las Vegas and the United States and concerns about the credit and liquidity markets could have an adverse effect on our results of operations. Furthermore, other uncertainties, including national and global economic conditions, other global events, or terrorist attacks or disasters in or around Southern Nevada could have a significant adverse effect on our business, financial condition and results of operations.
We face substantial competition in the gaming industry and we expect that such competition will intensify.
Our casino properties face competition from all other casinos and hotels in the Las Vegas area including, to some degree, each other. In addition, our casino properties face competition from all smaller nonrestricted gaming locations and restricted gaming locations (locations with 15 or fewer slot machines) in the greater Las Vegas area, including those that primarily target the local and repeat visitor markets. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors could also have a material adverse effect on the business of our casino properties. If our competitors operate more successfully than we do, or if they attract customers away from us as a result of aggressive pricing and promotion or enhanced or expanded properties, we may lose market share and our business could be adversely affected.
To a lesser extent, our casino properties compete with gaming operations in other parts of the state of Nevada and other gaming markets in the United States and in other parts of the world, with state sponsored lotteries, on-and-off-track pari-mutuel wagering (a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers), card rooms, other forms of legalized gaming and online gaming. The gaming industry also includes dockside casinos, riverboat casinos, racetracks with slot machines and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Our properties have encountered additional competition as large scale Native American gaming on Indian lands, particularly in California, has increased and we expect such competition will intensify as more Native American gaming facilities are developed. Several states are currently considering the approving of legalized casino gaming in designated areas, expansion of existing gaming operations or additional gaming sites. In addition, internet gaming has commenced in Nevada, New Jersey and Delaware, and legislation approving internet gaming has been proposed by the federal government and other states. Internet gaming and expansion of legalized casino gaming in new or existing jurisdictions and on Native American land will result in strong competition that could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations.
For further details on competition in the gaming industry, see Item 1. Business—Competition.
We are dependent upon Fertitta Entertainment, an entity controlled by Frank J. Fertitta III and Lorenzo J. Fertitta, to operate our casino properties under long term management contracts. The success of our operations depends on the ability of Fertitta Entertainment to effectively manage our assets and operations.
We have entered into management agreements with subsidiaries of Fertitta Entertainment. The management agreements have terms of 25 years and have limited rights of termination. Under the management agreements, subsidiaries of Fertitta Entertainment have significant discretion in the management and operation of our casino properties. Fertitta Entertainment receives a base management fee equal to two percent of the gross revenues attributable to our properties and an incentive management fee equal to five percent of positive EBITDA of our properties.

Subject to the terms of a non-competition agreement, Fertitta Entertainment or any of its affiliates is permitted to manage certain casinos and properties other than our properties. Accordingly, management of such other casinos and properties by Fertitta Entertainment may create conflicts of interest between us and members of management affiliated with Fertitta Entertainment. In addition, such other management opportunities could limit the ability of such members of our management to devote time to our affairs and could have a negative impact on our business. There can be no assurance that those potential time conflicts and conflicts of interest will be resolved in our favor.
In addition, Fertitta Entertainment or its affiliates were granted a perpetual license to use certain of our information technology systems (but not our customer database). Although this license is subject to certain limitations, it enables the licensee thereunder to make use of such information technology systems in connection with assets, entities and projects other than our casino business enterprise that are managed, owned or operated by Fertitta Entertainment or its affiliates. As a consequence of the foregoing, Fertitta Entertainment has the technological resources necessary to rapidly develop additional business opportunities other than the management of our casino business, which may give Fertitta Entertainment an incentive to focus meaningful attention on such business activities in addition to the management of our casino business.
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
Our ability to operate successfully and competitively is dependent, in part, upon the continued services of certain officers and key employees, including but not limited to, Frank J. Fertitta III. All but two of our executive officers are employees of Fertitta Entertainment. In the event that Fertitta Entertainment and its affiliates cease to manage our casino properties or these officers and/or employees leave Fertitta Entertainment, we might not be able to find suitable replacements. Through termination of the management agreements, or by other means, we believe that the loss of the services of these officers and/or employees could have a material adverse effect on our results of operations.
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
Our board of managers is controlled by persons designated by FI Station Investor LLC, an affiliate of Fertitta Entertainment ("FI Station Investor"), and German American Capital Corporation (an affiliate of Deutsche Bank Securities Inc.) ("GACC"). In addition, certain major actions require the approval of a majority of the managers designated by FI Station Investor and a majority of the managers designated by GACC.
Affiliates of Fertitta Entertainment are indirect holders of our equity interests and the managers of our operations. In addition, all but two of our executive officers are employed by Fertitta Entertainment. The interests of FI Station Investor, in its capacity as an affiliate of the managers of our properties, may be different from, or in addition to, its interests as an equity holder. For example, since the affiliates of Fertitta Entertainment that manage our operations are compensated for their management services based on the revenue and EBITDA achieved by our properties, FI Station Investor may have an incentive to support the growth of such revenue and EBITDA even if doing so would require increased leverage and interest service obligations or increased capital expenditures for our properties. Under certain circumstances, the imposition of increased leverage and interest service obligations on our properties, or an increase in our capital expenditure levels, could adversely affect our liquidity and financial condition.
In addition, GACC, which is a holder of our indirect non-voting equity interests and is entitled to designate two members of our board of managers, is a lender under our Credit Facility and our amended and restated credit agreement (the ''Restructured Land Loan'') among CV PropCo, LLC, Deutsche Bank AG Cayman Islands Branch and JPMorgan Chase Bank, N.A. as initial lenders, entered into as of June 17, 2011, consisting of a term loan facility with a principal amount of $105 million. To the extent that GACC continues to hold interests at multiple levels of our capital structure, it may have a conflict of interest and make decisions or take actions that reflect its interests as our secured lender, unsecured lender or indirect equity holder that could have adverse consequences to our other stakeholders.
We are subject to extensive federal, state and local regulation and governmental authorities have significant control over our operations which could have an adverse effect on our business.
Our ownership and operation of gaming facilities is subject to extensive regulation by the states, counties and cities in which we operate. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. As such, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators or, alternatively, cease operations in that jurisdiction. In addition, unsuitable activity on our part or on the part of our domestic or foreign unconsolidated affiliates in any jurisdiction could have a negative effect on our ability to continue operating in other jurisdictions. For a summary of gaming and other regulations that affect our business, see Item 1. Business—Regulation and Licensing. The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to possible increase at any time. Increases in gaming taxation could also adversely affect our results of operations. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. We are subject to regulation under the Currency and Foreign Transactions Reporting Act of 1970, commonly known as the "Bank Secrecy Act", which, among other things, requires us to report to the Internal Revenue Service ("IRS") any currency transactions in excess of $10,000 that occur within a 24-hour gaming day, including identification of the individual transacting the currency. We are also required to report certain suspicious activity, including any transactions aggregating to $5,000 or more, where we know, suspect or have reason to suspect such transactions involve funds from illegal activity or are intended to evade federal regulations or avoid reporting requirements. In addition, under the Bank Secrecy Act we are subject to various other rules and regulations involving reporting, recordkeeping and retention. Our compliance with the Bank Secrecy Act is subject to periodic audits by the IRS, and we may be required to pay substantial penalties if we fail to comply with applicable regulations. Any violations of anti-money laundering laws or regulations by any of our properties could have an adverse effect on our financial condition, results of operations or cash flows. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted.

Changes to the gaming tax laws could have an adverse effect on our results of operations by increasing the cost of operating our business.
The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in taxes, or in the administration of such laws, affecting the gaming industry. The Nevada Legislature meets every two years for 120 days and when special sessions are called by the Governor, and is not currently in session. The next Nevada legislative session will begin on February 2, 2015. There were no specific proposals during the last legislative session to increase gaming taxes; however, there are no assurances an increase in gaming taxes or other taxes impacting gaming licensees or other businesses in general will not be proposed and passed by the Nevada Legislature in a future legislative session. An increase in the gaming tax or other such taxes could have a material adverse effect on our results of operations.
We may incur losses that are not adequately covered by insurance, which may harm our results of operations. In addition, our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future.
Although we maintain insurance that is customary and appropriate for our business, each of our insurance policies is subject to certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding our facilities in the event of a total loss. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are underinsured. In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of the casualty event or be subject to claims by third parties that may be injured or harmed. While we carry general liability insurance and business interruption insurance, there can be no assurance that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. In addition, certain casualty events, such as labor strikes, nuclear events, loss of income due to terrorism, deterioration or corrosion, insect or animal damage and pollution, may not be covered under our policies. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to fund replacements or repairs for destroyed property and reduce the funds available for payments of our obligations.
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
We are currently providing funding for a proposed gaming facility for the North Fork Rancheria of Mono Indians and have a contract to develop the facility. We will evaluate expansion opportunities as they become available, and in the future we may develop projects in addition to this proposed facility.
Construction projects, such as the proposed gaming facility for the North Fork Rancheria of Mono Indians, entail significant risks, including the following:

•	shortages of material or skilled labor;

•	unforeseen engineering, environmental or geological problems;

•	work stoppages;

•	weather interference;

•	floods;

•	unanticipated cost increases; and

•	legal or political challenges

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
We may regularly pursue new gaming acquisition and development opportunities and may not be able to recover our investment or successfully expand to additional locations.
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
We may not be able to effectively manage our properties, proposed projects with Native American tribes and any future acquired companies or developed properties, or realize any of the anticipated benefits of the acquisitions, including streamlining operations or gaining efficiencies from the elimination of duplicative functions. The integration of other companies' assets will require continued dedication of management resources and may temporarily distract attention from our day-to-day business. In addition, to the extent we pursue expansion and acquisition opportunities, we face significant challenges not only in managing and integrating Graton Resort and Gun Lake and the proposed project with the North Fork Rancheria of Mono Indians, but also managing our expansion projects and any other gaming operations we may acquire in the future. Failure to manage our growth effectively could have a material adverse effect on our operating results.

We require significant capital to fund capital expenditures, pursue proposed development, expansion or acquisition opportunities or refinance our significant indebtedness.
Our businesses are capital intensive. For our casino properties to remain attractive and competitive we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished. Similarly, future construction and development projects, including but not limited to the proposed gaming facility for the North Fork Rancheria of Mono Indians, and acquisitions of other gaming operations could require significant additional capital. We rely on earnings and cash flow from operations to finance our business, capital expenditures, development, expansion and acquisitions and, to the extent that we cannot fund such expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. We will also be required in the future to refinance our outstanding debt. Our ability to effectively operate and grow our business may be constrained if we are unable to borrow additional capital or refinance existing borrowings on reasonable terms.
Although we generated operating income of $181.1 million, $149.3 million and $72.5 million for the years ended December 31, 2013, 2012 and the period from June 17, 2011 through December 31, 2011, and STN Predecessor and Green Valley Ranch Gaming, LLC (the "GVR Predecessor," and collectively with STN Predecessor, the "Predecessors") generated operating income totaling $60.5 million for the period from January 1 through June 16, 2011, STN incurred operating losses of $209.1 million and $1.2 billion for the years ended December 31, 2010 and 2009, respectively, and we may incur operating losses in the future. We may be unable to generate sufficient revenues and cash flows to service our debt obligations as they come due, finance capital expenditures and meet our operational needs.
If we are unable to access sufficient capital from operations or borrowings, we may be precluded from:

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
We test our goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year or when a triggering event occurs, and we test other long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If we do not achieve our projected cash flow estimates related to such assets, we may be required to record an impairment charge, which could have a material adverse impact on our consolidated financial statements. We and STN have recognized significant impairment charges in the past as a result of a number of factors including negative industry and economic trends, reduced estimates of future cash flows, and slower than expected growth. We could be required to recognize additional impairment charges, which could have a material adverse effect on our results of operations if events that negatively impact our business should occur in the future.
Any failure to protect our trademarks could have a negative impact on the value of our brand names and adversely affect our business.
The development of intellectual property is part of our overall business strategy, and we regard our intellectual property to be an important element of our success. While our business as a whole is not substantially dependent on any one trademark or combination of several of our trademarks or other intellectual property, we seek to establish and maintain our proprietary rights in our business operations through the use of trademarks. Despite our efforts to protect our proprietary rights, parties may infringe our trademarks and our rights may be invalidated or unenforceable. Monitoring the unauthorized use of our intellectual property is difficult. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources. We cannot assure you that all of the steps we have taken to protect our trademarks will be adequate to prevent imitation of our trademarks by others. The unauthorized use or reproduction of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could adversely affect our business.
Increases in energy prices may adversely affect our results of operations.
Our casinos use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, substantial increases in the costs of electricity and gasoline in the United States have negatively affected our operating results in the past and may negatively affect our business in the future.
Failure to maintain the integrity of our internal or customer data, including defending our information systems against hacking, security breaches, computer malware, cyber attacks and similar technology exploitation risks, could have an adverse effect on our results of operations and cash flows, and/or subject us to costs, fines or lawsuits.
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
We may face potential successor liability for liabilities of STN not provided for in our plan of reorganization. If we are determined to be liable for obligations of STN, our business, financial condition and results of operations may be materially and adversely affected.
We may be subject to certain liabilities of STN not provided for in our plan of reorganization. Such liabilities may arise in a number of circumstances, including those where:

•	a creditor of STN did not receive proper notice of the pendency of the bankruptcy case relating to our plan of reorganization or the deadline for filing claims therein;

•	the injury giving rise to, or source of, a creditor's claim did not manifest itself in time for the creditor to file the creditor's claim;

•	a creditor did not timely file the creditor's claim in such bankruptcy case due to excusable neglect;

•	we are liable for STN's tax liabilities under a federal and/or state theory of successor liability; or

•	the order of confirmation for our plan of reorganization was procured by fraud.
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
Online gaming, from which Fertitta Interactive is expected to derive substantially all of its revenue, is a new and rapidly evolving industry. We made a significant investment in Fertitta Interactive when we purchased a majority interest from affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta, and we expect that we will continue to make significant capital contributions to Fertitta Interactive to enable it to pursue its business strategy. Since the commencement of operations, including online gaming in Nevada and New Jersey, Fertitta Interactive has incurred operating losses and the continuation of its business has depended on additional capital contributions from us. We cannot be sure that Fertitta Interactive will achieve profitability or that we will be able to recover our investment. The ability of Fertitta Interactive to pursue its business is dependent upon factors outside of our control, including the adoption of federal and state laws and regulations to facilitate widespread online gaming and consumer acceptance of real money online gaming.
In October 2006, Congress enacted the Unlawful Internet Gambling Enforcement Act (“UIGEA”), which effectively prohibits interstate online gambling. However, a number of states have enacted or are considering enacting legislation authorizing intrastate online gaming. Although Nevada, New Jersey and Delaware lawmakers have enacted such a legislative framework, Fertitta Interactive does not have operations in Delaware and the success of Fertitta Interactive is likely to depend on the expansion of online gaming beyond Nevada, New Jersey and Delaware.
We cannot predict whether, how and when other jurisdictions will pass legislation authorizing online gaming and UIGEA, until repealed or amended, effectively prohibits interstate online gaming. Furthermore, there can be no assurances that Fertitta Interactive will be able to acquire online gaming licenses beyond Nevada and New Jersey. If Fertitta Interactive is not able to acquire additional state licenses or fails to comply with new laws or regulations, our investment in Fertitta Interactive could be impaired, which could have a material adverse effect on our business and financial condition.
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
The proliferation of hacking, security breaches, computer malware, “cheating” programs and scam offers that seek to exploit Fertitta Interactive’s online gaming platform and players affects the online gaming experience and may lead players to stop utilizing Fertitta Interactive’s products.
Security breaches, computer malware and computer hacking attacks have become more prevalent and may occur on Fertitta Interactive’s systems in the future. Though it is difficult to determine exactly what harm may result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of Fertitta Interactive’s network infrastructure to the satisfaction of its players may harm Fertitta Interactive’s reputation and its ability to retain existing players and attract new players. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could have a material adverse effect on Fertitta Interactive’s, and therefore our, business, financial condition and operating results.
Fertitta Interactive is subject to payment-related risks, such as risk of fraudulent use of credit or debit cards, which could have adverse effects on Fertitta Interactive’s business or results of operations due to unusually large or frequent chargebacks from customers.
Fertitta Interactive accepts payments using a variety of methods, including prepaid cards, ACH, wire transfers, credit and debit cards. As Fertitta Interactive continues to introduce new payment options to its players, it may be subject to additional regulatory and compliance requirements. Fertitta Interactive also may be subject to the risk of fraudulent use of credit or debit cards, or other payment options. For certain payment methods, including credit and debit cards, Fertitta Interactive pays interchange and other fees, which may increase over time and, therefore, raise operating costs and reduce profitability. Fertitta Interactive relies on third parties to provide payment processing services and it could disrupt Fertitta Interactive’s business if these companies become unwilling or unable to provide these services to Fertitta Interactive. Fertitta Interactive is also subject to rules and requirements governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for it to comply. If Fertitta Interactive fails to comply with these rules or requirements, it may be subject to fines and higher transaction fees and lose its ability to accept prepaid cards, ACH, credit card, debit card, or other payments from consumers which could have a material adverse effect on its, and therefore our, business, financial condition and operating results. In addition, depending on the merchant category code assigned to Fertitta Interactive by the credit card associations, Fertitta Interactive may be subject to a higher percentage of declined transactions which could reduce the amount of money deposited.
Chargebacks occur when customers seek to void credit card or other payment transactions. Cardholders are intended to be able to reverse card transactions only if there has been unauthorized use of the card or the services contracted for have not been provided. In Fertitta Interactive’s business, players occasionally seek to reverse their online real money gaming losses through chargebacks. Although Fertitta Interactive places great emphasis on control procedures to protect from chargebacks, these control procedures may not be sufficient to protect it from adverse effects on its business or results of operations due to unusually large or frequent chargebacks.

Programming errors or flaws in Fertitta Interactive’s online gaming platform could harm Fertitta Interactive’s reputation or decrease market acceptance of Fertitta Interactive’s products, which could have a material adverse effect on its, and therefore our, business, financial condition and operating results.
Fertitta Interactive’s online gaming platform may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after a product launches. We believe that if Fertitta Interactive’s players have a negative experience with its games, they may be less inclined to continue using Fertitta Interactive’s online gaming platform or recommend it to other potential players. Undetected programming errors, game defects and data corruption can disrupt Fertitta Interactive’s operations, harm its reputation, cause players to stop playing its games, divert its resources and delay market acceptance of its online gaming platform, any of which could have a material adverse effect on its, and therefore our, business, financial condition and operating results.
Evolving regulations concerning data privacy may result in increased regulation and different industry standards, which could require Fertitta Interactive to modify its online gaming platform, thereby harming its business.
The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet and mobile platforms have recently come under increased public scrutiny. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. Various government and consumer agencies have also called for new regulation and changes in industry practices. Fertitta Interactive’s business could be adversely affected if laws or regulations are adopted, interpreted or implemented in a manner that is inconsistent with its current business practices and that require changes to these practices, the design of its online gaming platform or its privacy policy.
Individuals may seek to participate in online real money gaming in jurisdictions where it is illegal. If Fertitta Interactive is unsuccessful in blocking such individuals, it may suffer legal penalties or an impairment of its ability to offer online real money gaming in general.
Individuals in jurisdictions in which online real money gaming is illegal may nonetheless seek to utilize Fertitta Interactive’s online gaming platform. While Fertitta Interactive takes steps to block access by individuals in such jurisdictions, those steps may be unsuccessful. In the event that individuals in jurisdictions in which online real money gaming is illegal utilize Fertitta Interactive’s online gaming platform, Fertitta Interactive may be subject to criminal sanctions, regulatory penalties, the loss of existing or future licenses necessary to offer online real money gaming or other legal liabilities, any one of which could have a material adverse effect on its, and therefore our, business, financial condition and operating results.
Risks Related to our Substantial Indebtedness
We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.
We have a substantial amount of debt, which requires significant principal and interest payments. As of December 31, 2013, the principal amount of our outstanding indebtedness, including original issue discount and a $110.5 million non-recourse land loan, totaled approximately $2.3 billion, and we have $314.4 million of undrawn availability under our Credit Facility. Our ability to make interest payments on our debt will be significantly impacted by general economic, financial, competitive and other factors beyond our control.
Our substantial indebtedness could:

•	make it more difficult for us to satisfy our obligations under our 7.50% Senior Notes and senior secured credit facilities and other indebtedness;

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
Our credit agreements and the indenture governing our 7.50% Senior Notes contain a number of covenants that impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries' ability to, among other things:

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
A failure to comply with the covenants contained in the credit agreements, the indenture governing our 7.50% Senior Notes, or other indebtedness that we may incur in the future could result in an event of default, which, if not cured or waived, could result in the acceleration of the indebtedness and have a material adverse effect on our business, financial condition and results of operations. In the event of any default under any of our credit agreements, the lenders thereunder:

•	will not be required to lend any additional amount to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend future credit; or

•	could require us to apply all of our available cash to repay these borrowings.
If we are unable to comply with the covenants in the agreements governing our indebtedness or to pay our debts, the lenders under our credit agreements could proceed against the collateral granted to them to secure that indebtedness, which includes substantially all of our assets, and the holders of our 7.50% Senior Notes would be entitled to exercise remedies under our indenture. If our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. Moreover, in the event that such indebtedness is accelerated, there can be no assurance that we will be able to refinance it on acceptable terms, or at all.
Despite our current indebtedness levels, we and our subsidiaries may still incur significant additional indebtedness, which could increase the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the documents governing our indebtedness restrict, but do not completely prohibit, us from doing so. As of December 31, 2013, we have $314.4 million of undrawn availability under our Credit Facility (after giving effect to the issuance of approximately $35.6 million of letters of credit and similar obligations). In addition, the indenture governing our 7.50% Senior Notes allows us to issue additional notes under certain circumstances. The indenture also allows us to incur certain other additional secured and unsecured debt. In addition, the indenture does not prevent us from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We will also be required to obtain the consent of the lenders under our Credit Facility to refinance material portions of our indebtedness. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of significant assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Additionally, the documents governing our indebtedness limit the use of the proceeds from any disposition; as a result, we may not be allowed, under these documents, to use proceeds from such dispositions to satisfy all current debt service obligations.
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
Substantially all of the property that we own and lease is subject to liens to secure borrowings under our credit agreements and the indenture governing our 7.50% Senior Notes.
Red Rock opened in 2006 and completed two master-planned expansions through 2007. Red Rock is situated on approximately 64 acres that we own located on the northwest side of Las Vegas, Nevada.

Green Valley Ranch opened in 2001 and completed a master-planned expansion in 2006. Green Valley Ranch is situated on approximately 40 acres that we own in Henderson, Nevada.
Palace Station opened in 1976 and completed a series of expansions through 1991. Palace Station is situated on approximately 30 acres that we own located on the west side of Las Vegas, Nevada.
Boulder Station opened in 1994 and expanded in 1995. Boulder Station is situated on approximately 54 acres located on the east side of Las Vegas, Nevada. We own 27 acres and lease the remaining 27 acres from KB Enterprises, a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the "Related Lessor"). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III, a member of our Board of Managers and Chief Executive Officer, and Lorenzo J. Fertitta, a member of our Board of Managers. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $222,933 through June 2023. In July 2023 and every ten years thereafter, the rent is subject to adjustment based on the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. In July 2018, and every ten years thereafter, the rent will be adjusted by a cost of living factor. Pursuant to the ground lease, we have an option to purchase the land at fair market value, exercisable at five-year intervals with the next option in July 2018. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party.
Texas Station opened in 1995 and completed two master planned expansions through 2000. Texas Station is situated on approximately 47 acres located in North Las Vegas, Nevada. We lease this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $337,417 through July 2015. In August 2015 and every ten years thereafter, the rent will be adjusted by a cost of living factor. In August 2020, and every ten years thereafter, the rent is subject to adjustment based on the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, we have an option to purchase the land at fair market value, exercisable in April 2030 and at five-year intervals thereafter. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party.
Sunset Station opened in 1997 and completed two expansions through 2005. Sunset Station is situated on approximately 82 acres that we own located in Henderson, Nevada.
We purchased Santa Fe Station in 2000 and completed three master-planned expansions though 2007. Santa Fe Station is situated on approximately 39 acres that we own located on the northwest side of Las Vegas, Nevada.
We purchased Fiesta Rancho in 2001 and was expanded in 2004. Fiesta Rancho is situated on approximately 25 acres that we own in North Las Vegas, Nevada.
We purchased Fiesta Henderson in 2001 and completed two master-planned expansions through 2007. Fiesta Henderson is situated on approximately 46 acres that we own in Henderson, Nevada.
We also own and lease approximately 96 acres of land on which Wild Wild West is located and the surrounding area, of which approximately 77 acres have been acquired as of December 31, 2013. We purchased Wild Wild West in 1998. The significant terms of the agreement include (i) annual rent adjustments through January 2020 and every three years thereafter, (ii) options under which we may purchase the land at any time through 2019 at established fixed prices, (iii) a one-time termination option at our election in 2019, and (iv) options under which we may purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively.
Wildfire Rancho, which we purchased in 2003, is situated on approximately five acres that we own in Las Vegas, Nevada.
Wildfire Boulder, which we purchased in 2004, is situated on approximately two acres that we own in Henderson, Nevada.
Wildfire Sunset, which we purchased in 2004, is situated on approximately one acre that we own in Henderson, Nevada.
Lake Mead Casino, which we purchased in 2006, is situated on approximately three acres that we own in Henderson, Nevada. Lake Mead Casino currently is closed and undergoing renovations and is expected to reopen in mid-2014.
Barley's, The Greens and Wildfire Lanes, which are 50% owned, lease the land and buildings in Henderson, Nevada used in their operations. We opened Barley's in 1996 and purchased The Greens in 2005 and Wildfire Lanes in 2007.

In November 2007, STN entered into a financing transaction with respect to its corporate office building with a third-party real estate investment firm whereunder the corporate office building was sold for approximately $70 million and STN subsequently entered into a lease with the purchaser for an initial period of 20 years beginning on November 1, 2007, with four options to extend the lease, each option for an extension of five years. Such arrangements are generally referred to as "sale-leaseback" transactions. The lease also contains two options for us to repurchase the building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under the accounting guidance for sale-leaseback transactions involving real estate. Because of this continuing involvement, we account for the corporate office lease as a financing transaction. The building is recorded in property and equipment, net of accumulated depreciation, on our consolidated balance sheet, and a related liability is recorded in long-term debt. Interest expense is recognized on the arrangement, and the monthly lease payments are recorded as principal and interest payments on the liability.
Wildfire Anthem and Wildfire Valley View, which we purchased in 2013, lease land and buildings used in their operations in Henderson and Las Vegas, Nevada, respectively.
We currently own land held for development consisting primarily of 13 sites comprising approximately 355 acres in the Las Vegas valley, approximately 36 acres in Northern California and approximately 200 acres in Reno, Nevada.

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
Market Information
All of our outstanding voting equity interests (the ''Voting Units'') and our non-voting equity interests (the ''Non-Voting Units'' and together with the Voting Units, collectively "Units") are privately held and there is no established public trading market for our Units.
Holders
As of March 15, 2014, there was one holder of record of our Voting Units and one holder of record of our Non-Voting Units.
Dividends
From time to time we evaluate whether we will make dividends or distributions in respect of our Units, subject to compliance with restrictive covenants of our debt instruments and other agreements (see Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness and Capital Stock). In addition, we are party to a tax distribution agreement that requires us to distribute to Station Holdco an amount that is generally sufficient to permit the members of Station Holdco to pay federal and state income taxes in respect of their allocable shares of our income. In 2013, we paid $46.5 million in distributions to equityholders of Station Holdco. In 2012, we paid distributions totaling $9.2 million to equityholders of Station Holdco pursuant to the tax distribution agreement.

Issuer Purchases of Equity Securities
There were no purchases of our equity securities made by or on behalf of us during the three months ended December 31, 2013.
Securities authorized for issuance under equity compensation plans
None of our equity securities are authorized for issuance under equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated financial data presented below have been derived from Station and its predecessor entities' consolidated financial statements which, except for periods ended on or before December 31, 2010, are contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K. The information presented below reflects consolidated financial data for:

•	the Company for the year ended December 31, 2013.

•	the Company for the year ended December 31, 2012, including Fertitta Interactive for the period from April 30, 2012 through December 31, 2012;

•	the Company for the period from June 17, 2011 through December 31, 2011;

•	STN Predecessor for the period from January 1, 2011 through June 16, 2011, and for the years ended December 31, 2010 and 2009; and

•	GVR Predecessor for the period from January 1, 2011 through June 16, 2011, and for the years ended December 31, 2010 and 2009.
As a result of our adoption of fresh-start reporting on June 17, 2011, the selected consolidated financial data for periods ended on or after December 31, 2011 is not comparable in many respects with the historical consolidated financial data of the Predecessors.

	Successor			Predecessors
	Station Casinos LLC			Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Year Ended December 31, 2013	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
	(in thousands)			(in thousands)
Operating Results:
Net revenues	$1,261,478	$1,229,476	$629,399	$464,697	$84,052	$944,955	$169,772	$1,062,149	$182,751
Operating costs and expenses	1,066,748	1,056,430	550,029	410,393	72,001	856,473	153,009	965,006	162,972
Development and preopening (a)	222	311	718	1,752	—	16,272	—	12,014	—
Asset impairment charges (b)	1,441	12,973	2,100	—	—	262,020	—	1,276,861	—
Write-downs and other charges, net (c)	11,926	10,417	4,041	3,953	104	19,245	9,209	20,807	293
Operating income (loss)	181,141	149,345	72,511	48,599	11,947	(209,055)	7,554	(1,212,539)	19,486
Earnings (losses) from joint ventures (d)	1,603	1,773	(1,533)	(945)	—	(248,495)	—	(127,643)	—
Gain on dissolution of joint venture (e)	—	—	—	250	—	124,193	—	—	—
Operating income (loss) and earnings (losses) from joint ventures	182,744	151,118	70,978	47,904	11,947	(333,357)	7,554	(1,340,182)	19,486
Interest expense, net, and interest and other expense from joint ventures	(164,667)	(189,505)	(92,299)	(58,746)	(20,582)	(171,291)	(48,644)	(317,393)	(51,916)
(Loss) gain on early retirement of debt (f)	(148,253)	(51,796)	1,183	—	—	—	—	40,348	—
Gain on Native American Development (g)	16,974	102,816	—	—	—	—	—	—	—
Change in fair value of derivative instruments	(291)	(921)	—	397	—	(42)	(50,550)	23,729	14,888
Income (loss) before income taxes and reorganization items	(113,493)	11,712	(20,138)	(10,445)	(8,635)	(504,690)	(91,640)	(1,593,498)	(17,542)
Reorganization items, net (h)	—	—	—	3,259,995	634,999	(82,748)	—	(375,888)	—
Income (loss) before income taxes	(113,493)	11,712	(20,138)	3,249,550	626,364	(587,438)	(91,640)	(1,969,386)	(17,542)
Income tax benefit	—	—	—	107,924	—	21,996	—	289,872	—
Net (loss) income	(113,493)	11,712	(20,138)	3,357,474	626,364	(565,442)	(91,640)	(1,679,514)	(17,542)
Net (loss) income attributable to noncontrolling interests	(9,067)	(1,606)	4,955	24,321	—	(1,673)	—	—	—
Net (loss) income attributable to Station Casinos LLC	$(104,426)	$13,318	$(25,093)	$3,333,153	$626,364	$(563,769)	$(91,640)	$(1,679,514)	$(17,542)
Balance Sheet Data:
Total assets	$3,078,398	$3,098,943	$3,178,349			$3,954,143	$485,620	$4,276,832	$477,166
Long-term debt, including current portion (i)	2,198,149	2,073,601	2,195,227			5,921,755	766,742	5,922,058	766,898
Members'/stockholders' equity (deficit)	695,943	838,861	842,476			(2,886,248)	(419,300)	(2,335,388)	(333,768)

__________________________________

(a)
Development expense for the year ended December 31, 2010 includes a $7.2 million accrual for non-reimbursable milestone payments related to Gun Lake that are expected to be paid in 2016 and 2017. A $4.0 million milestone payment related to Gun Lake is included in development expense for the year ended December 31, 2009.

(b)
During the years ended December 31, 2013, 2012 and 2011, we recorded approximately $1.4 million, $13.0 million and $2.1 million, respectively, in non-cash asset impairment charges to write down certain long-lived assets to their estimated fair values. During the year ended December 31, 2010, STN recorded approximately $262.0 million in non-cash impairment charges to write-down certain portions of its goodwill, intangible assets, property and equipment, investments in joint ventures and land held for development to their estimated fair values. During the year ended December 31, 2009, STN recorded approximately $1.28 billion in non-cash impairment charges to write-down certain portions of its goodwill, intangible assets, investments in joint ventures, land held for development and Native American project costs to their estimated fair values.

(c)
For the years ended December 31, 2013 and 2011, write-downs and other charges, net primarily represent losses on asset disposals. For the year ended December 31, 2012, write-downs and other charges, net primarily represents a $5 million payment under a settlement agreement, and severance expense. For the year ended December 31, 2010, write-downs and other charges, net includes restructuring charges of GVR Predecessor, write-offs of land purchase options and a legal settlement. For the year ended December 31, 2009, write-downs and other charges, net primarily represents write-offs of abandoned projects and an affiliate note receivable, lease termination charges and losses on land disposition.

(d)
During the year ended December 31, 2010, STN's losses from joint ventures resulted primarily from recording its 50% share of asset impairment losses at Aliante Station. During the year ended December 31, 2009, STN's losses from joint ventures resulted primarily from recording its 50% share of impairment losses on land held by one of its joint ventures and its share of asset impairment charges and operating losses from Aliante Station, which opened in November 2008. We did not acquire Aliante Station in the restructuring transactions in June 2011.

(e)	During the year ended December 31, 2010, a joint venture was dissolved and STN recognized a $124.2 million gain on dissolution as a result of writing off the deficit carrying amount of the investment.

(f)
During the year ended December 31, 2013, we recognized a loss of $148.3 million primarily related to the refinancing of approximately $2.1 billion of our outstanding debt, including borrowings under the Propco Credit Agreement, the Opco Credit Agreement, and the Senior Notes. During the year ended December 31, 2012, we recognized a loss of $51.8 million related to the refinancing of the Original Opco Credit Agreement and the GVR Credit Agreements, primarily representing the write-off of unamortized debt discount and debt issuance costs related to the previous credit facilities. During 2009, STN recorded a gain on early retirement of debt of $40.3 million as a result of its repurchase of $40 million of its outstanding 6-7/8% Senior Subordinated Notes and $8 million of its outstanding 6-1/2% Senior Subordinated Notes. “Original Opco Credit Agreement” refers to the credit agreement among NP Opco LLC, Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the other lender parties thereto entered into as of June 17, 2011, consisting of approximately $435.7 million in aggregate principal amount of term loans and a $25 million revolving credit facility. “GVR Credit Agreements” refer to the first lien credit agreement among Station GVR Acquisition, LLC, Jefferies Finance LLC and Goldman Sachs Lending Partners LLC, as initial lenders (the “GVR Lenders”), consisting of a revolving credit facility in the amount of $10 million and a term loan facility in the amount of $215 million and the second lien credit agreement with the GVR Lenders with a term loan facility in the amount of $90 million, each entered into as of June 17, 2011.

(g)
During the years ended December 31, 2013 and 2012, we recorded gains of $17.0 million and $102.8 million, respectively, pursuant to repayments on our advances for Graton Resort. The gains were due to the adjustment of the carrying amount of the project to fair value upon adoption of fresh-start reporting on June 17, 2011, which resulted in the carrying amount of the advances being less than the amount due from the Graton Tribe.

(h)
Reorganization items represent amounts incurred by the Predecessors as a direct result of the STN Chapter 11 bankruptcy case (the "Chapter 11 Case") and the Chapter 11 bankruptcy cases of STN Predecessor, the subsidiary debtors and GVR Predecessor (collectively referred to herein as the "Chapter 11 Cases."). See Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information about reorganization items recognized by the Predecessors.

(i)	Amounts for STN include long-term debt of $5.7 billion and $5.7 billion classified as liabilities subject to compromise at December 31, 2010 and 2009, respectively.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8. Financial Statements and Supplementary Data included in this Annual Report on Form 10-K.
Overview
We are a gaming and entertainment company established in 1976 that develops and operates casino entertainment facilities. We currently own and operate nine major hotel/casino properties and nine smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. In addition, we manage Graton Resort & Casino ("Graton Resort") in Sonoma County, California, which opened on November 5, 2013, and Gun Lake Casino ("Gun Lake") in Allegan County, Michigan. We also began operating online poker in Nevada and online gaming in New Jersey under the Ultimate Gaming brand through our majority-owned subsidiary, Fertitta Interactive, in 2013. Online gaming is a new and rapidly evolving industry, and while we remain cautiously optimistic about the future of this business and the potential expansion into other states which may legalize online gaming, there can be no assurance that Fertitta Interactive will achieve profitability or that we will be able to recover our investment.
Our operating results are greatly dependent on the level of casino revenue generated at our properties. A substantial portion of our operating income is generated from our gaming operations, primarily from slot play, which represents approximately 80% to 85% of our casino revenue. We use our non-gaming revenue departments to drive customer traffic to our properties. The majority of our revenue is cash-based and as a result, fluctuations in our revenues have a direct impact on our cash flows from operations. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund capital expenditures and provide excess cash for future development.

We use certain key indicators to measure the performance of our gaming operations. Slot handle and table games drop are key indicators of casino volume. Slot handle represents the total amount wagered in a slot machine, and table games drop represents the total amount of cash and net markers issued that are deposited in gaming table drop boxes. Win represents the amount of wagers retained by us and recorded as casino revenue, and hold represents win as a percentage of slot handle or table games drop. As our customers are primarily Las Vegas locals, our hold percentages are generally consistent from period to period. Fluctuations in our casino revenue are primarily due to the volume and spending levels of customers at our properties.

Although Las Vegas continues to be negatively impacted by the economic downturn and the economic recovery is progressing more slowly than anticipated, the market continues to show signs of improvement. Las Vegas core tourism metrics remain steady, and Las Vegas strip gaming revenue continued to improve in 2013. In addition, the local economy in Las Vegas is continuing to show signs of recovery. Consumer spending and employment are up, and the housing market continues to show improvement. We remain cautiously optimistic about the economic recovery in Las Vegas.

Highlights for 2013 include the following:

•	Our net revenues grew by 2.6% and our operating income grew by 21.3% during 2013.

•	We streamlined our organizational and capital structure with the completion of a $2.475 billion debt refinancing in March 2013.

•	Graton Resort in Sonoma County, California, opened in November 2013.

•	We launched our real money online poker operations in Nevada in April 2013.

•	We launched our real money online gaming operations in New Jersey in November 2013.

•	Our customer visitation increased year over year as a result of our focused marketing efforts, including our Boarding Pass player rewards program.

•	We achieved a significant milestone on the North Fork Rancheria project with the acceptance of land into trust by the Department of Interior.

•	We continued our focus on achieving operating efficiencies.

Additional information regarding our results of operations is included herein and in the notes to our consolidated financial statements.

Background

Station Casinos LLC was formed on August 9, 2010 to acquire substantially all of the assets of Station Casinos, Inc. ("STN") and its subsidiaries pursuant to the Plans, which became effective on June 17, 2011. References herein to "Predecessors" refer to STN and Green Valley Ranch prior to June 17, 2011, and references to the "Plans" refer to (a) the First Amended Joint Plan of Reorganization for Station Casinos, Inc. and its Affiliated Debtors (Dated July 28, 2010), as amended (the "SCI Plan"), which was confirmed by order of the U.S. Bankruptcy Court for the District of Nevada, located in Reno, Nevada (the "Bankruptcy Court") entered on August 27, 2010, (b) the First Amended Prepackaged Joint Chapter 11 Plan of Reorganization for Subsidiary Debtors, Aliante Debtors and Green Valley Ranch Gaming, LLC (Dated May 20, 2011), which was confirmed with respect to the Subsidiary Debtors and Aliante Debtors by order of the Bankruptcy Court entered on May 25, 2011, and (c) the First Amended Prepackaged Joint Chapter 11 Plan of Reorganization for Subsidiary Debtors, Aliante Debtors and Green Valley Ranch Gaming, LLC (Dated May 24, 2011), which was confirmed with respect to Green Valley Ranch Gaming, LLC by order of the Bankruptcy Court entered on June 8, 2011. The transactions entered into on June 17, 2011 as a part of and pursuant to the Plans are collectively referred to herein as the ''Restructuring Transactions.''
On June 17, 2011, we adopted fresh-start reporting in accordance with the accounting guidance for entities in reorganization, which resulted in a new reporting entity for accounting purposes. Fresh-start reporting generally requires resetting the historical net book values of assets and liabilities to their estimated fair values by assigning the entity's reorganization value to its asset and liabilities as of the adoption date, with any excess being recognized as goodwill. Certain fair values recorded upon our adoption of fresh-start reporting differed materially from the historical carrying amounts recorded on the Predecessors' balance sheets.
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
Presentation
References to "Successor" in this Annual Report on Form 10-K refer to the Company on or after June 17, 2011 after giving effect to the (i) acquisition of substantially all of the assets of STN and Green Valley Ranch in accordance with the Plans, (ii) entry into new credit agreements with an initial aggregate principal amount outstanding of approximately $2.4 billion, (iii) entry into the Restructured Land Loan, (iv) application of fresh-start reporting and (v) issuance of equity comprising 100 Voting Units and 100 Non-Voting Units in accordance with the SCI Plan.
The accounting guidance for fresh-start reporting requires that the consolidated financial statements of the Successor be presented separately from those of the Predecessors in this Annual Report on Form 10-K. Accordingly, the years ended December 31, 2013 and 2012 and the period from June 17, 2011 through December 31, 2011 are referred to herein as "Successor periods," and the period before June 17, 2011 is referred to as the "Predecessor period." For purposes of analysis and comparison of current year and prior years' operating results, certain information for the Successor period from June 17, 2011 through December 31, 2011 and the Predecessor period from January 1, 2011 through June 16, 2011 is presented on a combined basis in this Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, historical operating results of the Predecessors for the period prior to June 17, 2011 is presented on a combined basis.
As a result of our acquisition of a majority interest in Fertitta Interactive in November 2012, which was accounted for as a common control transaction in a manner similar to a pooling of interests, our historical financial statements have been retrospectively adjusted to include the financial results of Fertitta Interactive for all periods subsequent to April 30, 2012, the date at which common control commenced.
The presentation herein of financial information for Successor and Predecessors may yield results that are not fully comparable, particularly depreciation, amortization, interest expense and tax provision accounts, primarily due to the impact of the Restructuring Transactions. In addition, Successor and Predecessor corporate, development and management fee expenses are not comparable as a result of Successor's management arrangements with affiliates of Fertitta Entertainment. The presentation of 2011 results for combined Predecessor and Successor periods does not comply with Generally Accepted Accounting Principles ("GAAP") or with the Securities and Exchange Commission's ("SEC") rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our operating results for the year ended December 31, 2011 to the operating results for the subsequent years.

Results of Operations
The following tables present information about our results of operations (dollars in thousands):
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Year Ended December 31,
	2013	2012	Percent change
Net revenues	$1,261,478	$1,229,476	2.6%
Operating income	181,141	149,345	21.3%

Casino revenues	887,349	885,629	0.2%
Casino expenses	344,757	355,199	(2.9)%
Margin	61.1%	59.9%

Food and beverage revenues	235,722	237,770	(0.9)%
Food and beverage expenses	161,790	161,167	0.4%
Margin	31.4%	32.2%

Room revenues	105,630	106,348	(0.7)%
Room expenses	43,062	43,106	(0.1)%
Margin	59.2%	59.5%

Other revenues	67,664	69,878	(3.2)%
Other expenses	27,273	27,141	0.5%

Management fee revenue	59,758	29,874	100.0%

Selling, general and administrative expenses	309,196	293,056	5.5%
Percent of net revenues	24.5%	23.8%

Depreciation and amortization	133,849	132,170	1.3%
Management fee expense	46,821	44,591	5.0%
Asset impairment charges	1,441	12,973	n/m
Write-downs and other charges, net	11,926	10,417	14.5%
Earnings from joint ventures	1,603	1,773	(9.6)%
Interest expense, net	164,667	189,505	(13.1)%
Loss on extinguishment of debt	148,253	51,796	n/m
Gain on Native American development	16,974	102,816	n/m
Change in fair value of derivative instruments	(291)	(921)	(68.4)%

Year Ended December 31, 2012 Compared to Combined Year Ended December 31, 2011

	Successor		Predecessors		Combined Successor and Predecessors (a)
	Station Casinos LLC		Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011		Year Ended December 31, 2011	Percent change
Net revenues	$1,229,476	$629,399	$464,697	$84,052	$1,178,148	4.4%
Operating income	149,345	72,511	48,599	11,947	133,057	12.2%

Casino revenues	885,629	452,951	339,703	59,100	851,754	4.0%
Casino expenses	355,199	178,266	136,037	23,574	337,877	5.1%
Margin	59.9%	60.6%	60.0%	60.1%	60.3%

Food and beverage revenues	237,770	119,735	85,436	19,484	224,655	5.8%
Food and beverage expenses	161,167	88,979	60,717	12,407	162,103	(0.6)%
Margin	32.2%	25.7%	28.9%	36.3%	27.8%

Room revenues	106,348	54,924	36,326	9,753	101,003	5.3%
Room expenses	43,106	22,403	15,537	3,064	41,004	5.1%
Margin	59.5%	59.2%	57.2%	68.6%	59.4%

Other revenues	69,878	39,658	28,072	4,205	71,935	(2.9)%
Other expenses	27,141	16,896	10,822	2,125	29,843	(9.1)%

Management fee revenue	29,874	13,482	10,765	—	24,247	23.2%

Selling, general and administrative expenses	293,056	154,643	110,300	18,207	283,150	3.5%
Percent of net revenues	23.8%	24.6%	23.7%	21.7%	24.0%

Depreciation and amortization	132,170	67,023	61,162	9,512	137,697	(4.0)%
Management fee expense	44,591	21,819	—	3,112	24,931	n/m
Asset impairment charges	12,973	2,100	—	—	2,100	n/m
Write-downs and other charges, net	10,417	4,041	3,953	104	8,098	28.6%
Earnings (losses) from joint ventures	1,773	(1,533)	(945)	—	(2,478)	n/m
Interest expense, net	189,505	92,299	43,294	20,582	156,175	21.3%
(Loss) gain on extinguishment of debt	(51,796)	1,183	—	—	1,183	n/m
Gain on Native American development	102,816	—	—	—	—	n/m
Interest and other expense from joint ventures	—	—	15,452	—	15,452	n/m
Change in fair value of derivative instruments	(921)	—	397	—	397	n/m
Reorganization items, net	—	—	3,259,995	634,999	3,894,994	n/m
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

Net Revenues. Net revenues for the year ended December 31, 2013 increased by 2.6%, to $1.26 billion as compared to $1.23 billion for the year ended December 31, 2012. The increase in net revenues during 2013 is primarily a result of the addition of management fees from Graton Resort, which opened in November 2013, and revenues from Fertitta Interactive, which commenced online gaming operations in Nevada and New Jersey in April 2013 and November 2013, respectively. Management fee revenues include reimbursable costs, which represent amounts received or due pursuant to our management agreements with Native American tribes for the reimbursement of expenses, primarily payroll costs, that we incur on their behalf. We recognize reimbursable cost revenues on a gross basis, with an offsetting amount charged to operating expenses. Management fee revenues for 2013 also include a development fee from Graton Resort of $8.2 million.
Net revenues for the year ended December 31, 2012 increased by 4.4% as compared to combined net revenues of $1.18 billion for the year ended December 31, 2011, reflecting year over year improvements across all major categories of revenues.
Operating Income. Operating income increased by 21.3% to $181.1 million for the year ended December 31, 2013 as compared to $149.3 million for the prior year, primarily due to improved operating results at our properties, as well as the impact of management fees from the recently opened Graton Resort, partially offset by an increase in operating losses of Fertitta Interactive. Operating income includes operating losses of Fertitta Interactive of $24.2 million and $13.5 million for the year ended December 31, 2013 and the period from April 30, 2012 through December 31, 2012, respectively. Operating income for the year ended December 31, 2012 increased by 12.2% as compared to combined operating income of $133.1 million for the prior year. Components of operating income are discussed in more detail below.
Casino.   Casino revenues increased slightly to $887.3 million for the year ended December 31, 2013 as compared to $885.6 million for the prior year. The increase is primarily due to revenue from our online gaming operations in Nevada and New Jersey, partially offset by a decrease in revenues due to decreased casino volume at our properties, which we believe is attributable to the general weakness of the economy. In addition, we believe the expiration of the federal payroll tax cut in January 2013 has likely negatively affected the discretionary spending of our patrons during 2013. Casino expenses decreased by 2.9% for the year ended December 31, 2013 as compared to the prior year, primarily due to our cost savings efforts, partially offset by an increase in casino expenses related to our online gaming operations.
Casino revenues increased by 4.0% for the year ended December 31, 2012 as compared to combined casino revenues for the prior year. The improvement in casino revenues was due to increased casino volume at our properties as a result of our focused marketing efforts, including our Boarding Pass program. Casino expenses increased by 5.1% for the year ended December 31, 2012 compared to combined casino revenues for the prior year, primarily due to costs associated with driving increased casino volume at our properties.
Food and Beverage.  Food and beverage revenues for the year ended December 31, 2013 decreased slightly to $235.7 million as compared to $237.8 million for the prior year. Beverage revenue decreased by 10.1% during the year ended December 31, 2013 as compared to the prior year, which was partially offset by a 3.7% increase in food revenue. For the year ended December 31, 2013, the average guest check and the number of restaurant guests served increased slightly as compared to the prior year. The decrease in beverage revenue for the year ended December 31, 2013 was primarily due to closure of several bars and lounges for conversion or remodeling, as well as a reduction in entertainment offerings, such as outdoor concerts. Food and beverage expense for the year ended December 31, 2013 increased slightly as compared to the prior year.
Food and beverage revenues increased 5.8% for the year ended December 31, 2012 as compared to the prior year. The number of restaurant guests served increased 5.5% and the average guest check increased 1.3% for the year ended December 31, 2012 as compared to the prior year. The increases in revenues and number of restaurant guests served are primarily attributable to the conversion of six leased café outlets to owned outlets during the year ended December 31, 2011. Food and beverage expenses decreased by 0.6% for the year ended December 31, 2012 as compared to combined food and beverage expenses for the prior year, primarily due to our cost control efforts.

Room.  The following table shows key information about our hotel operations:

	Year Ended December 31,		Combined Year Ended December 31, 2011
	2013	2012
Occupancy	89%	87%	85%
Average daily rate	$71	$72	$71
Revenue per available room	$63	$63	$60

Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by total rooms available. Average daily rate ("ADR") is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms. Revenue per available room is calculated by dividing total room revenue by total rooms available.

Room revenues for the year ended December 31, 2013 decreased slightly as compared to the prior year due to a slight decrease in ADR, partially offset by a 2.3% improvement in the occupancy rate. Room expenses for the year ended December 31, 2013 remained flat as compared to the prior year.

Room revenues increased 5.3% for the year ended December 31, 2012 compared to combined room revenues for the prior year as a result of improvements in both occupancy levels and ADR. Room expenses increased 5.1% for the year ended December 31, 2012 compared to combined room expenses for the prior year, primarily due to the increased occupancy.
Other. Other revenues primarily include revenues from entertainment, gift shops, bowling, leased outlets and spas. Other revenues for the year ended December 31, 2013 decreased by 3.2% to $67.7 million as compared to $69.9 million for the prior year, primarily due to a reduction in our entertainment offerings as compared to the prior year. Other revenues for the year ended December 31, 2012 decreased by 2.9% as compared to combined other revenues for the prior year, primarily due to changes in our mix of entertainment and retail offerings.
Management Fee Revenue. Management fee revenue primarily represents fees earned from our management agreements with Graton Resort and Gun Lake. For the year ended December 31, 2013, management fee revenue increased to $59.8 million as compared to $29.9 million for the prior year. The increase is primarily due to the opening of Graton Resort in November 2013, which contributed $14.7 million in management fees, including a one-time development fee of $8.2 million which we earned upon opening. Under our management agreement with the Graton Tribe, we will receive a management fee of 24% of Graton Resort's net income (as defined in the management agreement) through November 2017 and 27% of Graton Resort's net income for the period from December 2017 through November 2020. Management fee revenue also includes $12.6 million of reimbursable costs incurred under our Native American management agreements, primarily our management agreement with the Graton Tribe. Reimbursable costs represent amounts received or due under our management agreements with Native American tribes for the reimbursement of expenses, primarily payroll costs, that we incur on their behalf. We expect reimbursable cost revenues to decrease in 2014. Excluding reimbursable costs, management fee revenue increased by $17.3 million or 57.8% for the year ended December 31, 2013 as compared to the prior year. In addition, we are the managing partner of Barley's, The Greens and Wildfire Lanes and receive management fees equal to 10% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from these properties.
Management fee revenue for the year ended December 31, 2012 increased by 23.2% as compared to the prior year, primarily due to a full year of management fees earned from Gun Lake in 2012. During the Predecessor period, STN earned management fees from Barley's, The Greens, Wildfire Lanes and Gun Lake under the arrangements described above. STN was also the managing partner for Green Valley Ranch and Aliante Station; however, as a result of debt-related cash restrictions at those properties, STN recognized no management fee revenue from those properties during the Predecessor period.
Selling, General and Administrative ("SG&A").    SG&A expenses increased by 5.5% to $309.2 million for the year ended December 31, 2013 as compared to $293.1 million for the prior year. SG&A expenses for the year ended December 31, 2013 includes $12.6 million in reimbursable expenses related to our Native American management agreements, primarily Graton Resort, as noted above. SG&A expenses for the year ended December 31, 2013 also include $17.7 million for Fertitta Interactive, which began online gaming operations in 2013, as compared to $6.5 million for the prior year. Excluding Fertitta Interactive and the reimbursable expenses, SG&A expenses for the year ended December 31, 2013 decreased by 2.7% as compared to the prior year.

SG&A expenses increased by 3.5% for the year ended December 31, 2012 as compared to combined SG&A of $283.2 million for the prior year. The increase was primarily due to inclusion of Fertitta Interactive's SG&A expense of $6.5 million for the period from April 30, 2012 through December 31, 2012. In addition, SG&A expense for the year ended December 31, 2012 included $2.4 million of share-based compensation for which there was no comparable expense in the prior year.
Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2013 increased slightly to $133.8 million as compared to $132.2 million for the prior year, primarily due to increased depreciation and amortization expense of Fertitta Interactive, partially offset by a decrease in other depreciation expense due to certain capital assets becoming fully depreciated. Depreciation and amortization expense for the year ended December 31, 2012 decreased by 4.0% as compared to $137.7 million for the year ended December 31, 2011. The adoption of fresh-start reporting resulted in changes in the carrying amounts of our depreciable property, plant and equipment and definite-lived intangible assets. As a result, depreciation and amortization expense for the years ended December 31, 2013 and 2012 is not comparable to depreciation and amortization expense for the combined year ended December 31, 2011.
Management Fee Expense.   We have long-term management agreements with affiliates of Fertitta Entertainment to manage our properties. Under the management agreements, we pay a base management fee equal to 2% of gross revenues and an incentive management fee equal to 5% of positive EBITDA (as defined in the agreements) for each of our managed properties. Management fee expense for the year ended December 31, 2013 increased by 5.0% to $46.8 million as compared to $44.6 million for the prior year, due to increases in gross revenues and EBITDA during the current year.
Prior to entering into the long-term management agreements on June 17, 2011, costs associated with STN's executive and corporate administration were included in the corporate expense line in STN's Consolidated Statement of Operations. Concurrently with entering into the management agreements, certain executive officers and corporate employees of STN became employees of Fertitta Entertainment. Pursuant to the management agreements, certain executive and corporate administrative functions are now performed by Fertitta Entertainment, and the costs of these functions are included in the management fees.
Asset Impairment Charges. During the year ended December 31, 2013, we acquired two taverns in the Las Vegas area and recognized $1.7 million of goodwill related to the transactions. Additional capital expenditures subsequent to the acquisition of these taverns increased their carrying amounts, and management believed it was more likely than not that their carrying amounts, including goodwill, exceeded their fair value. As a result, an interim goodwill impairment test for these reporting units was performed as of September 30, 2013 and we recognized a goodwill impairment charge of $1.2 million. In addition, during the year ended December 31, 2013, Fertitta Interactive recognized an impairment charge of $0.3 million related to the write-off of an intangible asset.
During the year ended December 31, 2012, we prepared a business enterprise valuation for the purpose of estimating the fair value of share-based compensation awards granted during the year. During the valuation process, we became aware that the appraised values of certain parcels of our land held for development were less than the carrying amounts. As a result, we tested our land held for development for impairment and recorded an impairment loss of approximately $10.1 million to write down the carrying amounts of certain parcels of land and related improvements to their estimated fair values. Prior to the preparation of the business enterprise valuation, there were no indicators of impairment for any of our assets. In addition, during 2012 Fertitta Interactive recognized an impairment charge of $2.9 million related to a customer relationship intangible asset.
In 2011, we determined that the carrying amount of one of our land parcels might not be recoverable and as a result, we tested the asset for impairment. The carrying amount was higher than the asset's estimated undiscounted future cash flows, and accordingly, an impairment charge of $2.1 million was recognized to reduce the carrying amount of the asset to its estimated fair value. We sold this land in 2012.
Write-downs and Other Charges, net.   Write-downs and other charges, net includes charges such as losses on asset disposals, severance expense, legal settlements and non-routine transactions. Write-downs and other charges, net, for the year ended December 31, 2013 totaled $11.9 million, primarily representing net losses on asset disposals, including land. For the year ended December 31, 2012, write-downs and other charges, net totaled $10.4 million, which included a $5.0 million settlement paid in satisfaction of an option granted to a former owner of GVR Predecessor to reacquire an ownership interest in Green Valley Ranch as provided in a settlement agreement. For the year ended December 31, 2011, combined write-downs and other charges, net, totaled $8.1 million primarily representing net losses on asset disposals.
Earnings (Losses) From Joint Ventures.  We hold 50% investments in Barley's, The Greens, Wildfire Lanes, Losee Elkhorn Properties, LLC, and a joint venture that operates Lucille's Smokehouse Bar-B-Que inside Red Rock, all of which we account for using the equity method. Our earnings from these investments totaled $1.6 million and $1.8 million for the years ended December 31, 2013 and 2012, respectively. During the Successor period from June 17, 2011 through December 31, 2011, we recorded a net loss from joint ventures of $1.5 million, which included a $2.3 million charge related to goodwill impairment at The Greens.
During the period from January 1, 2011 through June 16, 2011, STN's investments in joint ventures also included 50% ownership interests in Green Valley Ranch and Aliante Station, and a 6.7% interest in a joint venture that owned the Palms Casino Resort, which STN disposed of during the period. We acquired 100% ownership of Green Valley Ranch as a result of the Restructuring Transactions, and we did not acquire STN's equity interest in Aliante Station. STN's losses from joint ventures for the period from January 1 through June 16, 2011 was $0.9 million.
Interest Expense, net.  The following table presents summarized information about our interest expense (in thousands):

	Successor			Predecessors		Combined Successor and Predecessors
	Station Casinos LLC			Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Year Ended December 31, 2013	Year Ended December 31, 2012	Period June 17, 2011 Through December 31, 2011	Period January 1, 2011 Through June 16, 2011		Year Ended December 31, 2011
Interest cost, net of interest income	$141,301	$122,966	$55,109	$46,037	$20,255	$121,401
Amortization of debt discount and debt issuance costs	23,366	70,260	39,345	196	327	39,868
Less capitalized interest	—	(3,721)	(2,155)	(2,939)	—	(5,094)
Interest expense, net	$164,667	$189,505	$92,299	$43,294	$20,582	$156,175
Interest expense, net, for the year ended December 31, 2013 was $164.7 million as compared to $189.5 million for the prior year. In March 2013, we refinanced approximately $2.1 billion of our outstanding long-term debt, which resulted in an increase in the contractual interest rates on the refinanced debt. The majority of the refinancing was accounted for as a debt extinguishment. As a result of the refinancing transaction, a significant portion of our debt discount was written off. The decrease in interest expense during 2013 as compared to 2012 is primarily due to lower debt discount amortization during the current year, partially offset by the impact of the higher interest rates on the refinanced debt.
The principal amount of our outstanding indebtedness at December 31, 2013 and December 31, 2012 was approximately $2.3 billion compared to combined indebtedness of the Predecessors totaling approximately $6.7 billion prior to the Restructuring Transactions. In accordance with the accounting guidance for entities in bankruptcy, following the filing of the Chapter 11 Cases, the Predecessors recognized interest expense only to the extent it was expected to be paid or to become an allowed claim in the bankruptcy proceedings.
Interest expense, net, includes the impact of our interest rate swaps that are designated in cash flow hedging relationships, which effectively convert $1.0 billion of our variable-rate debt to a fixed rate. For the years ended December 31, 2013 and 2012, interest rate swaps increased our interest expense by $13.1 million and $12.4 million, respectively. These amounts include deferred losses on discontinued cash flow hedging relationships that are being reclassified from accumulated other comprehensive loss into interest expense as the previously hedged cash flows continue to occur. Approximately $12.7 million of deferred losses on discontinued cash flow hedging relationships is expected to be reclassified from accumulated other comprehensive loss into interest expense, net, during 2014.
Loss on Extinguishment of Debt. During the year ended December 31, 2013, we recognized a $148.3 million loss on extinguishment of debt, primarily related to our March 2013 refinancing of approximately $2.1 billion of outstanding long-term debt. During the year ended December 31, 2012, we refinanced the Original Opco Credit Agreement and the GVR Credit Agreements and recognized a $51.8 million loss on extinguishment of debt. The losses on both refinancing transactions primarily represented the write-off of unamortized debt discounts and debt issuance costs related to the previous credit facilities. See Note 11 — Long-term Debt, in the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information about these refinancing transactions.

Gain on Native American Development. We recognized gains on Native American development of $17.0 million and $102.8 million for the years ended December 31, 2013 and 2012, respectively. In August 2012, we received a payment of $194.2 million from the Graton Tribe as a partial repayment of development costs we had advanced. We recognized a gain of $102.8 million representing the difference between the carrying amount of the advances and the payment received. The gain resulted from the adjustment of the carrying amount of the project to fair value upon our adoption of fresh-start reporting on June 17, 2011, and our deferral of the return on the advances until the carrying amount had been recovered and the return was realized or realizable. During December 2013, we recognized an additional gain of $17.0 million on the advances. We have no ongoing contractual obligation related to amounts collected from the Graton Tribe, and amounts collected are nonrefundable. The remaining amount due from the Graton Tribe under the advance arrangement after applying the $17.0 million payment is $46.9 million, which we will recognize in income when repayments are received or become realizable.
Change in Fair Value of Derivative Instruments.    Fluctuations in interest rates can cause the fair value of our interest rate swaps to change each reporting period. For interest rate swaps not designated as hedging instruments and the ineffective portion of designated interest rate swaps, changes in fair value are recognized as gains or losses in our Consolidated Statements of Operations. For the years ended December 31, 2013 and 2012, we recognized losses of $0.3 million and $0.9 million, respectively, representing changes in the fair value of these interest rate swaps. For the period from June 17, 2011 through December 31, 2011, all of our interest rate swaps were designated in hedging relationships with no ineffectiveness and as a result, our statement of operations reflected no change in fair value of derivative instruments for the period. During the period from January 1, 2011 through June 16, 2011, STN recorded a gain of $0.4 million related to changes in the fair values of derivative instruments not designated in hedging relationships. See Note 12 — Derivative Instruments, in the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Reorganization Items, net. Reorganization items, net represent amounts incurred as a direct result of the Chapter 11 Cases, primarily realized gains and losses, professional fees and expenses, and similar items that can be directly associated with the reorganization and restructuring of the business, including fresh-start adjustments, debt discharge and other effects of the Plans.

Adjusted EBITDAM

Adjusted EBITDAM for the years ended December 31, 2013 and 2012 was as follows (in thousands):

	Year Ended December 31,
	2013	2012
Adjusted EBITDAM	$385,449	$347,225

The increase in Adjusted EBITDAM for the year ended December 31, 2013 as compared to the prior year is primarily due to improved operating results at our properties, as well as the impact of management and development fees from Graton Resort, as noted in the discussion above.

Adjusted EBITDAM is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDAM is a widely used measure of operating performance in our industry and as a principal basis for valuation of gaming companies. We believe that in addition to operating income, Adjusted EBITDAM is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations excluding management fees, non-cash expenses, financing costs, and other non-operational or non-recurring items. We define Adjusted EBITDAM as net income plus interest expense, net, depreciation and amortization, management fee expenses, development and preopening expenses, charges relating to share-based compensation, impairment of goodwill, impairment of other assets, write-downs and other charges, net, loss on extinguishment of debt, gain on Native American development, changes in fair value of derivative instruments, and excluding Adjusted EBITDAM attributable to MPM non-controlling interests and Adjusted EBITDAM of Fertitta Interactive. To evaluate Adjusted EBITDAM and the trends it depicts, the components should be considered. Each of these components can significantly affect our results of operations and should be considered in evaluating our operating performance, and the impact of these components cannot be determined from Adjusted EBITDAM. Further, Adjusted EBITDAM does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to net income as an indicator of our operating performance. Additionally, Adjusted EBITDAM does not consider capital expenditures and other investing activities and should not be considered as a measure of our liquidity. In addition, it should be noted that not all gaming companies that report EBITDAM or adjustments to this measure may calculate EBITDAM or such adjustments in the same manner as us, and therefore, our measure of Adjusted EBITDAM may not be comparable to a similarly titled measure used by other gaming companies.

Following is a reconciliation of net (loss) income to Adjusted EBITDAM (in thousands):

	Year Ended December 31,
	2013	2012
Net (loss) income	$(113,493)	$11,712
Interest expense, net	164,667	189,505
Depreciation and amortization	133,849	132,170
Management fee expense	46,821	44,591
Development and preopening	222	311
Preopening expense of joint ventures (50%)	195	—
Share-based compensation	3,495	2,665
Impairment of goodwill	1,183	—
Impairment of other assets	258	12,973
Write-downs and other charges, net	11,926	10,417
Write-downs and other charges of joint ventures (50%)	—	48
Loss on extinguishment of debt	148,253	51,796
Gain on Native American development	(16,974)	(102,816)
Change in fair value of derivative instruments	291	921
Adjusted EBITDAM attributable to MPM noncontrolling interests	(13,274)	(13,548)
Adjusted EBITDAM attributable to Fertitta Interactive noncontrolling interests	8,064	3,136
Adjusted EBITDAM attributable to Station Casinos LLC	375,483	343,881
Adjusted EBITDAM of Fertitta Interactive attributable to Station Casinos LLC	9,966	3,344
Adjusted EBITDAM	$385,449	$347,225

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
At December 31, 2013, we had $137.6 million in cash and cash equivalents, which is primarily used for the day-to-day operations of our properties. At December 31, 2013, our borrowing availability, subject to continued compliance with the terms of our credit facility, was $314.4 million, which is net of outstanding letters of credit and similar obligations totaling $35.6 million.
Our primary cash requirements for 2014 are expected to include (i) required principal and interest payments on our indebtedness, totaling approximately $69.8 million and $120.9 million, respectively, including a $50.7 million excess cash flow payment due in April 2014 under the terms of our credit facility and the impact of our March 2014 debt repricing, (ii) approximately $120 million to $130 million for capital expenditures and investments, including investments in Fertitta Interactive, and (iii) distributions to our members and noncontrolling interests. We have made significant investments in Fertitta Interactive and we expect to continue to make significant capital contributions to support its business strategy.
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

Following is a summary of our cash flow information (amounts in thousands):

	Successor			Predecessors		Combined Successor and Predecessors
	Station Casinos LLC			Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Year Ended December 31, 2013	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011		Year Ended December 31, 2011
Cash flows provided by (used in):
Operating activities	$229,123	$206,624	$64,485	$(2,404,716)	$(312,477)	$(2,652,708)
Investing activities	(93,030)	101,472	(839)	(18,641)	(1,418)	(20,898)
Financing activities	(127,352)	(272,878)	(81,339)	2,371,574	290,930	2,581,165
Cash Flows from Operations
Our operating cash flows primarily consist of operating income generated by our properties (excluding depreciation and other non-cash charges), interest paid and changes in working capital accounts such as inventories, prepaid expenses, receivables and payables. The majority of our revenue is generated from our slot machine and table game play, which is conducted primarily on a cash basis. Our food and beverage, room and other revenues are also primarily cash-based. As a result, fluctuations in our revenues have a direct impact on our cash flow from operations. During the year ended December 31, 2013, net cash provided by operating activities totaled $229.1 million, compared to $206.6 million for the prior year. The increase in cash provided by operating activities is primarily due to the year over year improvement in our operating results, including an increase in management fees and an improvement in our casino operating margin. In addition, cash flows from operations increased as compared to the prior year due to normal changes in working capital accounts.
Cash Flows from Investing Activities
During the year ended December 31, 2013, we paid $86.3 million for capital expenditures, primarily related to slot machine purchases, information technology equipment, additional casino offerings and various remodeling projects, as compared to $62.0 million for the prior year. In addition, we paid $3.6 million in reimbursable advances for the North Fork Project as compared to $19.9 million of Native American advances paid in the prior year, primarily for the Graton project. The decrease in expenditures for Native American development costs during the current year was primarily due to the completion of third-party financing for the Graton project during 2012.
In August 2012, third-party financing for Graton Resort totaling $850 million was completed and we received a repayment of $194.2 million on our advances. At December 31, 2013, the remaining amount due from Graton Resort under the advance arrangement is $63.9 million, of which $17.0 million was received in January 2014, and we expect the remaining amounts due will be repaid from Graton Resort's operating cash flows. Repayment of our advances is subordinate to the terms of Graton Resort's senior debt, therefore the timing of such repayment is uncertain.
Cash Flows from Financing Activities
In March 2013, we refinanced approximately $2.1 billion of our outstanding debt and paid $35.9 million in related fees and costs. During the year ended December 31, 2013, we paid $46.5 million in distributions to our members, and $10.2 million in distributions were paid to noncontrolling interest holders by our consolidated variable interest entity, MPM. In addition, during 2013 Fertitta Interactive received capital contributions from noncontrolling interest holders totaling $15.3 million.
During 2012, we paid $9.2 million in distributions to our members representing taxes due on our results of operations, and $11.3 million in distributions were paid to noncontrolling interest holders of MPM. In connection with our purchase of Fertitta Interactive in 2012, which was accounted for as a common control transaction, the $12.6 million excess of the purchase price over the carrying amount of the net assets acquired was recorded as a deemed distribution during 2012. Capital contributions to Fertitta Interactive from noncontrolling interest holders totaled $8.6 million for the year ended December 31, 2012.
During the years ended December 31, 2013 and 2012, we reduced our outstanding indebtedness by $9.4 million and $216.6 million, respectively.

2013 Refinancing Transactions
In March 2013, we entered into a credit agreement with a $1.625 billion term loan facility and a $350 million revolving credit facility, and we issued $500 million in aggregate principal amount of new 7.50% Senior Notes due 2021 (the "7.50% Senior Notes"). We used the proceeds, along with cash on hand, to repay all amounts outstanding under the Propco and Opco credit agreements, to repurchase all of our outstanding senior notes due 2018, and to pay $35.9 million of fees and expenses associated with the transactions. These transactions are described in more detail below.

Tender Offer. On February 14, 2013, we commenced a cash tender offer and consent solicitation to purchase the senior notes at $991.50 in cash, plus a $10.00 consent payment, per $1,000 in principal amount (the “Tender Offer”). The Tender Offer was completed and we repurchased all of the senior notes on March 1, 2013.

7.50% Senior Notes. In March 2013, we issued $500 million in aggregate principal amount of 7.50% senior notes due March 1, 2021. Interest is due March 1 and September 1 of each year. On or after March 1, 2016, we may redeem the 7.50% Senior Notes, in whole or in part, at the redemption prices specified in the indenture. Prior to March 1, 2016, we may redeem the 7.50% Senior Notes plus accrued and unpaid interest, plus a make-whole premium. Prior to March 1, 2016, we are also entitled to redeem up to 35% of the original aggregate principal amount of the 7.50% Senior Notes with proceeds of certain equity financings at the redemption prices specified in the indenture.

The 7.50% Senior Notes are guaranteed by our existing and future restricted subsidiaries that guarantee our obligations under the Credit Facility (as defined below). If we experience certain change of control events (as defined in the indenture), we must offer to repurchase the 7.50% Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount of 7.50% Senior Notes plus accrued and unpaid interest thereon to the date of repurchase.

The indenture contains certain customary covenants limiting, among other things, our ability and the ability of our subsidiaries (other than our unrestricted subsidiaries) to incur or guarantee additional debt; create liens; transfer and sell assets; merge, consolidate, sell, transfer or otherwise dispose of all or substantially all of our assets; enter into certain transactions with affiliates; engage in lines of business other than our core business and related businesses; and pay dividends or distributions (other than customary tax distributions). These covenants are subject to a number of exceptions and qualifications as set forth in the indenture. The indenture also provides for events of default which would permit or require the principal and accrued interest on the 7.50% Senior Notes to be declared due and payable.

Credit Facility. On March 1, 2013, we entered into a new credit facility, which includes a $1,625.0 million term loan facility (the “Term Loan Facility”) and a $350.0 million revolving credit facility (the “Revolving Credit Facility”) (together the “Credit Facility”).

At December 31, 2013, $1,612.8 million was drawn under the Term Loan Facility, which will mature on March 1, 2020. Subject to the satisfaction of the conditions to borrowing set forth therein, amounts may be borrowed under the Revolving Credit Facility, which will be fully available at any time prior to maturity on March 1, 2018. At our option, we have the right to increase our borrowings under the Credit Facility in an aggregate total principal amount not to exceed the greater of (a) $350.0 million or (b) an unlimited amount (subject to certain conditions and to pro forma first lien leverage of less than or equal to 4.50x).

The interest rates under the Term Loan Facility are at our option, either (i) LIBOR plus 4.00%, or (ii) a base rate plus 3.00%; provided, however, that in no event will LIBOR be less than 1.00% over the term of the Term Loan Facility. The interest rates under the Revolving Credit Facility are at our option, either (i) LIBOR plus a margin up to 3.50%, or (ii) a base rate plus a margin up to 2.50%. Additionally, we are subject to fees of 0.50% per annum on the unused portion of the Revolving Credit Facility.

The Credit Facility is secured by substantially all of our personal property assets and substantially all personal property assets of the Guarantors and mortgages on certain real property. The Credit Facility is also secured by a pledge of all of our equity. Borrowings under the Credit Facility are guaranteed by all of our existing and future subsidiaries other than those that we designate as unrestricted subsidiaries.

We are required to make quarterly principal payments of 0.25% of the original principal amount of the Term Loan Facility. In addition to the scheduled principal payments, we are required to make certain mandatory prepayments on the Term Loan Facility with a portion of our excess cash flow as follows: (A)(i) 50% of excess cash flow so long as our total leverage ratio is above 4.50 to 1.00 or a default has occurred and is continuing, (ii) 25% of excess cash flow so long as no default has occurred and our total leverage ratio is less than or equal to 4.50 to 1.00, or (iii) 0.0% of excess cash flow so long as no default has occurred and our total leverage ratio is less than or equal to 3.50 to 1.00, and (B) 100% of all net cash proceeds of asset sales or other dispositions, the issuance or incurrence of additional debt, and the receipt of insurance proceeds and condemnation awards, in each case subject to certain customary carve-outs and reinvestment provisions. A mandatory prepayment of $50.7 million is expected to be paid in April 2014 pursuant to the excess cash flow provisions of the Term Loan Facility. On or after March 1, 2014, we may, at our option, prepay the Term Loan Facility at par.

The credit agreement governing the Credit Facility contains a number of customary covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of the Guarantors to incur additional indebtedness or become a guarantor; create liens on collateral; engage in mergers, consolidations or asset dispositions; make distributions (as described below); make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries or make capital expenditures. The credit agreement governing the Credit Facility also requires that we maintain a maximum total leverage ratio and a minimum interest coverage ratio (both as defined in the credit agreement), provided that a default of the financial ratio covenants shall only become an event of default under the Term Loan Facility if the lenders providing the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. These include a maximum total leverage ratio ranging from 8.00 to 1.00 in 2013 to 5.50 to 1.00 in 2017 and a minimum interest coverage ratio of 2.00 to 1.00 in 2013 to 3.00 to 1.00 in 2017. At December 31, 2013, our total leverage ratio was 5.19 to 1.00 and our interest coverage ratio was 3.12 to 1.00, and we were in compliance with all applicable covenants.

The credit agreement governing the Credit Facility contains a number of customary events of default (subject to grace periods and cure rights). If any event of default occurs, the lenders under the Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder.
2014 Debt Repricing
On March 18, 2014, we completed a repricing of our Term Loan Facility. The interest rate under the amended terms is at our option, either (i) LIBOR plus 3.25%, or (ii) base rate plus 2.25%; provided, however, that in no event will LIBOR be less than 1.00%. We must pay a premium if we prepay the Term Loan Facility prior to March 18, 2015.

Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities nor do we have any derivative arrangements other than the previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2013, we had outstanding letters of credit and similar obligations totaling $35.6 million.
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2013 (amounts in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Long-term debt and interest rate swaps (a)	$199,604	$410,081	$271,764	$2,181,829	$3,063,278
Operating leases	8,843	17,796	17,501	396,848	440,988
Other (b)	31,106	2,367	219	71	33,763
Total contractual cash obligations	$239,553	$430,244	$289,484	$2,578,748	$3,538,029
___________________________________
(a)     Includes principal and contractual interest payments on long-term debt outstanding at December 31, 2013 and projected cash payments on interest rate swaps based on outstanding amounts and interest rates in effect at that date. Additional information about our long-term debt and derivative instruments is included in Notes 11 and 12 to the Consolidated Financial Statements in this Annual Report on Form 10-K. The amount due in less than one year includes a $50.7 million excess cash flow payment which we expect to pay in April 2014. Annual interest payments are expected to decrease by approximately $12 million as a result of the repricing of our Term Loan Facility in March 2014.

(b)    Includes employment contracts, long-term stay-on agreements, open purchase orders, natural gas purchase contracts and equipment purchase obligations.
Inflation
We do not believe that inflation has had a significant impact on our or Predecessors' revenues, results of operations or cash flows in the last three fiscal years.
Native American Development
Following is a summary of our Native American Development project. See Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
North Fork Rancheria of Mono Indian Tribe
We have entered into development and management agreements with the Mono, a federally recognized Native American tribe located near Fresno, California, pursuant to which we will assist the Mono in developing, financing and operating a gaming and entertainment facility (the "North Fork Project") to be located on a 305–acre site (the "North Fork Site") located on Highway 99 north of the city of Madera in Madera County, California. The North Fork Site was taken into trust for the benefit of the Mono by the Department of the Interior ("DOI") on February 5, 2013.
The management agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the facility's net income. As currently contemplated, the North Fork Project is expected to include approximately 2,000 slot machines, approximately 40 table games and several restaurants. Development of the North Fork Project is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the management agreement by the NIGC.
The Mono have entered into memoranda of understanding with the County of Madera, the City of Madera, and the Madera Irrigation District, pursuant to which the Mono agreed to make monetary contributions to mitigate potential impacts of the North Fork Project on the community. The Mono's obligation to pay the contributions is contingent upon certain future events including commencement of project construction and the opening of the North Fork Project. The Mono also expects to enter into a mitigation agreement with CalTrans for state road improvements.

In 2010, the BIA published notice in the Federal Register that the environmental impact statement for the North Fork Project had been finalized. In 2011, the Assistant Secretary of the Interior for Indian Affairs issued his determination that gaming on the North Fork Site would be in the best interest of the Mono and would not be detrimental to the surrounding community. On August 31, 2012, the Governor of California concurred with the Assistant Secretary's determination that placing the North Fork Site in trust was in the best interest of the Mono and was not detrimental to the surrounding community. On the same day, the Governor signed a tribal-state Class III gaming compact (the “2012 Compact”) between the State and the Mono. The California Assembly and Senate passed Assembly Bill 277 (“AB 277”) ratifying the 2012 Compact on May 2, 2013 and June 27, 2013, respectively. On July 3, 2013, opponents of the North Fork Project filed a referendum challenging AB 277. On October 22, 2013, the BIA published notice in the Federal Register that the 2012 Compact was deemed effective. On November 20, 2013, the referendum challenging AB 277 was qualified for the November 2014 state-wide ballot. The proponents of the referendum believe that if the referendum is successful, AB 277 will be void and the 2012 Compact will not be effective. The 2012 Compact will regulate gaming at the North Fork Project on the North Fork Site. The 2012 Compact provides for the Mono to operate up to 2,000 slot machines in return for sharing up to 15% of the net revenues from Class III gaming devices with the State of California, Madera County, the City of Madera, and other Native American tribes, which includes payments due to local authorities under any memorandum of understanding. No assurances can be provided as to whether the 2012 Compact will remain in effect or what impact, if any, the referendum will have on the 2012 Compact.

Picayune Rancheria of Chukchansi Indians v. Brown. On December 3, 2012, the DOI published in the Federal Register a Notice of Final Agency Determination (the “North Fork Determination”) to take the North Fork Site into trust for the benefit of the Mono. The publication commenced a 30-day period in which interested parties could seek judicial review of the North Fork Determination. On November 30, 2012, the Picayune Rancheria of the Chukchansi Indians, a federally-recognized Indian tribe (“Chukchansi”), filed its Petition for Writ of Mandate and Complaint for Injunctive Relief against Governor

Edmund G. Brown, Jr., the California Department of Transportation, the California Department of Fish and Game, Madera County, and the City of Madera, and named as a real party in interest NP Fresno Land Acquisitions LLC, our subsidiary that owned the North Fork Site before it was accepted into trust for the Tribe. Chukchansi alleged that Governor Brown failed to comply with the California Environmental Quality Act (“CEQA”) when he concurred with the Assistant Secretary's decision. In January and March 2013, the defendants filed separate demurrers to the petition. On June 6, 2013, the court sustained the demurrers and dismissed the case with prejudice. On August 5, 2013, Chukchansi timely filed a notice to appeal the ruling in California’s Third Appellate District in Sacramento. The parties have agreed to submit all briefs by March 31, 2014.

Stand Up For California! v. Dept. of the Interior. On December 19, 2012, Stand Up for California!, several individuals and the Ministerial Association of Madera (collectively, the “Stand Up” plaintiffs) filed a complaint against the DOI, the BIA and the Secretary of Interior and Assistant Secretary of the Interior, in their official capacities, seeking to overturn the North Fork Determination. On December 28, 2012, the Tribe filed a motion to intervene as a party to the lawsuit. On December 31, 2012, Chukchansi filed its complaint against the United States of America, the DOI and other defendants seeking declaratory and injunctive relief to prevent the United States from taking the North Fork Site into trust for the benefit of the Mono and seeking to overturn the Secretary's decision to allow gaming on the North Fork Site. On January 9, 2013, the U.S. District Court for the District of Columbia consolidated the actions filed in federal court. On January 4, 2013, the federal government defendants filed a Motion to Transfer Venue and on January 17, 2013, the Court granted the Mono's Motion to Intervene. On January 11, 2013, the Stand Up plaintiffs filed a Motion for Preliminary Injunction seeking to prohibit the DOI from taking the North Fork Site into trust for the Mono. On January 25, 2013, the Court heard oral arguments on that motion. On January 29, 2013, the Court, in a 53-page memorandum of decision, denied the federal defendants' Motion to Transfer Venue and denied the Stand Up plaintiffs' Motion for Preliminary Injunction. On February 5, 2013, the United States accepted the North Fork Site into trust for the benefit of the Mono. On June 27, 2013, the court granted the Stand Up plaintiffs leave to amend their complaint to add a claim alleging that the federal defendants failed to comply with the requirements of the Clean Air Act. In preparing the administrative record responsive to the claim, the federal defendants were unable to locate the documentation showing that they had complied with all of the applicable notice requirements for issuance of the draft and final conformity determinations under the Clean Air Act. Accordingly, on August 1, 2013, the federal defendants filed a motion to stay the litigation for 90 days so they could complete the public notice requirements for the conformity determination. Plaintiffs opposed the motion, arguing that the court should instead vacate the trust decision and dismiss the case. On December 16, 2013, the court granted the temporary stay requested by the federal defendants and ordered the parties to jointly file a status report on March 17, 2014. The parties filed a status report setting forth their positions on (a) the progress of the conformity determination; (b) whether the administrative record already certified should be supplemented; (c) whether there is good cause to continue the stay; and (d) a proposed briefing schedule to control further proceedings in this matter.

Stand Up For California! v. Brown. On March 27, 2013, Stand Up for California! and Barbara Leach, a local resident, filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against California Governor Edmund G. Brown, Jr., alleging that the Governor violated the California constitutional separation-of-powers doctrine when he concurred in the North Fork Determination. The complaint sought to vacate and set aside the Governor’s concurrence. On May 23, 2013, the Governor filed a demurrer to dismiss the action. On July 16, 2013, the court heard initial arguments on the demurrer and set a schedule for further consideration of the matter. In addition, the court requested supplemental briefing on the impact of plaintiffs’ separation-of- powers claim. The Mono intervened as a defendant to the lawsuit and participated in the supplemental briefing. On September 27, 2013, the plaintiffs amended their complaint by adding a claim challenging the constitutionality of AB 277. The amended complaint named as additional defendants the State of California, California Attorney General, California Gambling Control Commission, and the Bureau of Gambling Control. On December 6, 2013, the defendants demurred on the amended complaint. On February 28, 2014, oral arguments were held and on March 3, 2014, the court issued its ruling sustaining the demurrers. The court has granted plaintiff’s counsel until March 11, 2014, to determine whether plaintiffs contend they should be allowed to amend their complaint. On March 12, 2014, the court issued its Judgment of Dismissal on Order Sustaining Demurrers without Leave to Amend entering its judgment of dismissal of the plaintiffs’ First Amended Complaint.

On February 1, 2013, we and the Mono entered into the First Amended and Restated Development Agreement (the “Development Agreement”) and the First Amended and Restated Management Agreement (the “Management Agreement”). The term of the Development Agreement ends seven years from the commencement of gaming operations at the facility and we will receive a development fee equal to two percent (2%) of the costs of construction (as defined in the Development Agreement) for our development services, which will be paid upon the commencement of gaming operations at the facility.  The Management Agreement has a term of seven years from the opening of the facility. We will receive a management fee of 30% of the facility's net income. The Management Agreement includes termination provisions whereby either party may terminate the agreement for cause, and the Management Agreement may also be terminated at any time upon agreement of the parties. There is no provision in the Management Agreement allowing the tribe to buy-out the contract prior to its expiration. The Management Agreement provides that we will train the Mono tribal members such that they may assume responsibility for managing the facility upon the expiration of the agreement.

Under the terms of the development agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining third-party financing, we will contribute significant financial support to the North Fork Project. Our advances are expected to be repaid from the proceeds of the third-party financing or from the Mono's gaming revenues; however, there can be no assurance that the advances will be repaid. STN began capitalizing reimbursable advances related to the North Fork Project in 2003. Through December 31, 2013, advances toward the development of the North Fork Project totaled approximately $21.9 million, primarily to complete the environmental impact study and secure the North Fork Site. The carrying amount of the advances was reduced to fair value as a result of our adoption of fresh-start reporting in 2011. At December 31, 2013, the carrying amount of the advances was $6.8 million. Reimbursable advances to the Mono incurred prior to February 1, 2013 bear interest at the prime rate plus 1.5%, and advances after that date bear interest at ten percent (10%) per annum. In accordance with our accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.

Upon termination or expiration of the Management Agreement and Development Agreement, the Mono will continue to be obligated to repay unpaid principal and interest on our advances, as well as certain other amounts that may be due, such as management fees. Amounts due to us under the Development Agreement and Management Agreement are secured by substantially all of the assets of the North Fork Project except the North Fork Site. In addition, the Development Agreement and Management Agreement contain waivers of the Mono's sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling arbitration and other remedies.
The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurance as to when, or if, these approvals will be obtained. We currently estimate that construction of the facility may begin in the next 36 to 48 months and we estimate that the facility would be completed and opened for business approximately 18 months after construction begins. There can be no assurance, however, that the North Fork Project will be completed and opened within this time frame or at all. We expect to assist the Mono in obtaining third-party financing for the North Fork Project once all necessary regulatory approvals have been received and prior to commencement of construction; however, there can be no assurance that we will be able to obtain such financing for the North Fork Project on acceptable terms or at all.
We evaluated the likelihood that the North Fork Project will be successfully completed and opened, and concluded that at December 31, 2013, the likelihood of successful completion is in the range of 65% to 75%. Our evaluation is based on our consideration of all available positive and negative evidence about the status of the project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the North Fork Project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In certain circumstances, we may determine that our advances for the North Fork Project are not recoverable and as a result, we may be required to write off the entire carrying amount of the advances. In addition, there can be no assurance that we will recover all of our investment in the North Fork Project even if it is successfully completed and opened for business.
Regulation and Taxes
We are subject to extensive regulation by the Nevada and New Jersey gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada and New Jersey, by any other jurisdiction in which we may conduct gaming activities in the future, including the NIGC, the Federated Indians of Graton Rancheria Gaming Commission and the Gun Lake Tribal Gaming Commission.

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The legislative is not currently in session, and the next session will begin on February 2, 2015. There were no specific proposals during the most recent legislative session to increase gaming taxes; however, there are no assurances that an increase in gaming taxes will not be proposed and passed by the Nevada Legislature in the future.

Description of Certain Indebtedness and Capital Stock
A description of our indebtedness is included in Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Capital Stock
We have two classes of membership interests: (1) Voting Units and (2) Non-Voting Units. On June 17, 2011, 100 Voting Units were issued to Station Voteco representing 100% of our outstanding Voting Units and 100 Non-Voting Units were issued to Station Holdco representing 100% of our outstanding Non-Voting Units. Station Voteco is the only member of the Company entitled to vote on any matters to be voted on by our members. Station Holdco, as the holder of the our issued and outstanding Non-Voting Units, will not be entitled to vote on any matters to be voted on by our members, but will be the only member of the Company entitled to receive distributions as determined by our Board of Managers out of funds legally available therefor and in the event of liquidation, dissolution or winding up of the Company, is entitled to all of our assets remaining after payment of liabilities.
Derivative Instruments
We have entered into various interest rate swaps to manage our exposure to interest rate risk. At December 31, 2013 we had two floating-to-fixed interest rate swaps with notional amounts totaling $1.0 billion which mature in 2015 and 2017. These interest rate swaps effectively fix the interest rates on $1.0 billion of our variable-rate debt to a fixed rate of 6.04% . As of December 31, 2013, we paid a weighted-average fixed interest rate of 1.84% and received a weighted-average variable interest rate of 1.00% on our interest rate swaps. For the year ended December 31, 2013, our interest rate swaps increased our interest expense by $13.1 million. The changes in fair value of the effective portion of our designated interest rate swaps are recognized in other comprehensive income, and the changes in fair value of any ineffective portion of the designated interest rate swaps, as well as any interest rate swaps not designated as hedging instruments, are recognized in change in fair value of derivative instruments as they occur. See Note 12 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information about our derivative and hedging activities and the related accounting.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and require management to apply significant judgment in determining the estimates and the appropriate assumptions used for calculating financial estimates. The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our estimates on historical experience, information that is currently available to us and various other assumptions that we believe are reasonable under the circumstances, and we evaluate our estimates on an ongoing basis. Actual results may differ from these estimates, and such differences could have a material effect on our financial statements. Significant estimates used in the preparation of our consolidated financial statements include the estimated fair values of long-lived assets, including net assets recorded at fair value in conjunction with fresh-start reporting, the estimated useful lives for depreciable and amortizable assets, the estimated cash flows used in assessing the recoverability of long-lived assets, the estimated fair values of certain assets related to write-downs and impairments, the estimated costs and liability associated with our player rewards program, self-insurance reserves, the estimated fair values of derivative instruments, the estimated fair value of share-based compensation, contingencies, litigation, claims and assessments.
Long-Lived Assets
Our business is capital intensive and a significant portion of our capital is invested in property and equipment and other long-lived assets. We review long-lived assets to be held and used, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If the carrying amount is greater, the asset is considered to be impaired, and we recognize an impairment charge equal to the amount by which the carrying amount of the asset exceeds its fair value. Our long-lived asset impairment tests are performed at the reporting unit level.
Inherent in the calculation of fair values are various estimates. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future accounting periods. Estimates of cash flows are based on the current regulatory, political and economic climates in the areas where we operate, recent operating information and budgets for our properties. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, changes in consumer preferences, or events affecting various forms of travel and access to our properties.
Property and Equipment. Property and equipment is initially recorded at cost, other than fresh-start adjustments which were recorded at fair value. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Construction in progress is related to the construction or development of property and equipment that has not yet been placed in service for its intended use. Depreciation and amortization for property and equipment commences when the asset is placed in service. When assets are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the accounts, and a gain or loss on disposal is recognized in operating income. Assets recorded under capital leases are included in property and equipment, and amortization of assets recorded under capital leases is included in depreciation expense and accumulated depreciation.
We must make estimates and assumptions when accounting for capital expenditures. Our depreciation expense is highly dependent on the assumptions we make about our assets' estimated useful lives. We estimate the useful lives of our property and equipment based on our experience with similar assets and our estimate of the usage of the asset. Whenever events or circumstances occur that change the estimated useful life of an asset, we account for the change prospectively.
Goodwill. We test our goodwill for impairment annually during the fourth quarter of each year, and whenever events or changes in circumstances indicate that our goodwill may be impaired. If impairment exists, we recognize impairment based on the difference between the carrying amount of a reporting unit's goodwill and its implied fair value. No impairment was recognized as a result of our annual goodwill impairment testing for the years ended December 31, 2013, 2012 and the period from June 17, 2011 through December 31, 2011; however, we may be required to recognize goodwill impairment charges in the future if the estimated fair value of any of our reporting units declines as a result of a decrease in actual or projected operating results or changes in significant assumptions used in the estimation process.
Approximately 84% of our goodwill is associated with one of our properties. As of our October 1, 2013 goodwill testing date, the estimated fair value of this property exceeded its carrying amount by approximately 12%. If the fair value of this property should decline in the future, we may be required to recognize a goodwill impairment charge, which could be material. Several of our other Las Vegas area properties also have goodwill. The excess of those properties' fair values over their carrying amounts ranged from 12% to 27%, and declines in the fair values of any of those properties could also result in goodwill impairment charges. Goodwill also includes $5.6 million for Fertitta Interactive, which currently operates online gaming in Nevada and New Jersey. Online gaming is a new industry that is rapidly evolving, and the actual operating results of Fertitta Interactive could differ materially from our projections, which could result in goodwill impairment in the future.
Indefinite-Lived Intangible Assets. Our indefinite-lived intangible assets primarily represent brands and certain license rights. The fair value of brands is estimated using a derivation of the income approach to valuation, based on estimated royalties saved through ownership of the assets, utilizing market indications of fair value. We test our indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or changes in circumstances indicate that an impairment may exist. Indefinite-lived intangible assets are not amortized unless it is determined that their useful life is no longer indefinite. We review our indefinite-lived assets at least annually to determine whether events and circumstances continue to support an indefinite useful life. If we determine that an indefinite-lived intangible asset no longer has an indefinite life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset. Our annual impairment testing resulted in no impairment of our indefinite-lived intangible assets.
Finite-Lived Intangible Assets. Our finite-lived intangible assets primarily represent assets related to our management contracts and customer relationships. We amortize our finite-lived intangible assets over their estimated useful lives using the straight-line method. We periodically evaluate the remaining useful lives of our finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.
Management contract intangible assets represent the value associated with management agreements under which we provide management services to various casino properties, including Native American casinos which we have developed or are currently developing, and the casinos operated by joint ventures in which we hold a 50% equity interest. The fair values of management contract intangible assets, which were recognized in connection with our adoption of fresh-start reporting, were estimated using discounted cash flow techniques based on future cash flows expected to be received in exchange for providing management services. We amortize our management contract intangible assets over their expected useful lives using the straight-line method, beginning when the property commences operations and management fees are being earned.
Our customer relationship intangible assets primarily represent the value associated with our rated casino guests. The initial fair values of our customer relationship intangible assets were estimated based on the projected net cash flows associated with these casino guests. The recoverability of our customer relationship intangible assets could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, declines in customer spending which would impact the expected future cash flows associated with the rated casino guests, declines in the number of customer visits which could impact the expected attrition rate of the rated casino guests, and erosion of operating margins associated with rated casino guests. Should events or changes in circumstances cause the carrying amounts of our customer relationship intangible assets to exceed estimated fair value, we would be required to record an impairment charge in the amount of the excess.
Native American Development Costs. We incur certain costs associated with development and management agreements entered into with Native American tribes (the "Tribes"). In accordance with the accounting guidance in ASC Topic 970, Real Estate—General, costs for the acquisition and related development of the land and the casino facilities are capitalized as long-term assets. In accordance with the accounting guidance for capitalization of interest costs, we capitalize interest on Native American development projects when activities are in progress to prepare the asset for its intended use. The assets are typically transferred to the Tribe at such time as the Tribe secures third-party financing, or the gaming facility is completed. We earn a return on the costs incurred for the acquisition and development of Native American projects. Due to the uncertainty surrounding the estimated cost to complete and the collectability of the stated return, we account for the return using the cost recovery method. Recognition of the return is deferred until the assets are transferred to the Tribe, the carrying amount of the assets has been fully recovered, and the return has been collected or is realizable. Development costs and the related return are typically repaid by the Tribes from a project's third-party financing or from operating cash flows of the casino after opening.
We evaluate our Native American development costs for impairment in accordance with the accounting guidance in for impairment or disposal of long-lived assets. We evaluate each project for impairment whenever events or changes in circumstances indicate that the carrying amount of the project might not be recoverable, taking into consideration all available information. Among other things, we consider the status of the project, any contingencies, the achievement of milestones, any existing or potential litigation, and regulatory matters when evaluating our Native American projects for impairment. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying amount of the asset. If the undiscounted expected future cash flows do not exceed the carrying amount, then the asset is written down to its estimated fair value, with fair value typically estimated based on a discounted future cash flow model or market comparables, when available. We estimate the undiscounted future cash flows of each of our Native American development projects based on consideration of all positive and negative evidence about the future cash flow potential of the project including, but not limited to, the likelihood that the project will be successfully completed, the status of required approvals, and the status and timing of the construction of the project, as well as current and projected economic, political, regulatory and competitive conditions that may adversely impact the project's operating results. In certain circumstances, we may discontinue funding of a project due to a revision of its expected potential, or otherwise determine that our advances are not recoverable and as a result, we may be required to write off the entire carrying amount of a project.
Player Rewards Program
We have a player rewards program (the "Rewards Program") which allows customers to earn points based on their gaming activity. Points may be redeemed at all of the our Las Vegas area properties for cash and complimentary slot play, food, beverage, rooms, entertainment and merchandise. We record a liability for the estimated cost of outstanding points earned under the Rewards Program that we believe will ultimately be redeemed. The estimated cost of points expected to be redeemed for cash and complimentary slot play under the Rewards Program reduces casino revenue. The estimated cost of points expected to be redeemed for food, beverage, rooms, entertainment and merchandise is charged to casino expense. Cost is estimated based on assumptions about the mix of goods and services for which points will be redeemed and the incremental departmental cost of providing the goods and services.
Self-Insurance Reserves
We are currently self-insured up to certain stop loss amounts for workers' compensation and general liability costs. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not reported. In estimating these accruals, we evaluate historical loss experience and make judgments about the expected levels of costs per claim. We believe changes in medical costs, trends in claims of our employee base, accident frequency and severity and other factors could materially affect our estimates for these liabilities. We continually monitor changes in employee demographics, incident and claim type, evaluate our self-insurance accruals, and adjust our accruals based on our evaluation of these qualitative data points.
Derivative Instruments
We enter into interest rate swaps in order to manage interest rate risks associated with our debt. We account for our derivative instruments and hedging activities in accordance with the accounting guidance for derivatives and hedging, which requires us to recognize our derivative instruments at fair value in our Consolidated Balance Sheets as either assets or liabilities. The accounting for changes in the fair value of derivative instruments (i.e. gains or losses) depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to qualify for hedge accounting. Our interest rate swaps are intended to hedge our exposure to variability in expected future cash flows related to interest payments on our debt, and at December 31, 2013, both of our interest rate swaps qualify for and are designated in cash flow hedging relationships. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period, and such changes in fair value could have a significant impact on our consolidated financial statements. See Note 12 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about our derivative and hedging activities and the related accounting.
Share-Based Compensation
We account for share-based compensation in accordance with the accounting guidance for stock compensation, which requires share-based compensation expense to be measured at the grant date based on the fair value of the award and recognized over the requisite service period. We estimate the fair value of our share-based compensation awards using the option pricing method, which utilizes various assumptions, including the risk-free interest rate, the expected volatility, and the expected life of the award. These assumptions can have a significant impact on the estimated fair value of the awards. We use the straight-line method to recognize compensation expense for share-based awards with graded vesting. See Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about share-based compensation.

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
At December 31, 2013, $1.72 billion of the borrowings under our credit agreements are based on LIBOR plus applicable margins of 3.50% to 4.00%. The LIBOR rate underlying our LIBOR-based borrowings outstanding under our credit facility was 1.00%, which is the LIBOR floor stipulated in the agreement. The LIBOR rate underlying the borrowings under our land loan is 0.169% at December 31, 2013. The weighted-average interest rates for variable-rate debt shown in the long-term debt table below are calculated using the rates in effect as of December 31, 2013. We cannot predict the LIBOR or base rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings as of December 31, 2013, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $2.1 million, after giving effect to our interest rate swaps and the 1% LIBOR floor described above. In March 2014, we completed a debt repricing which resulted in an interest rate reduction of 75 basis points on our Term Loan Facility.

We are also exposed to interest rate risk related to our interest rate swap agreements which we use to hedge a portion of our variable-rate debt. As of December 31, 2013, we had two variable-to-fixed interest rate swaps with notional amounts totaling $1.0 billion which effectively hedged a portion of the interest rate risk on borrowings under our credit agreements. Our interest rate swaps, both of which are designed as cash flow hedges, are matched with specific debt obligations and qualify for hedge accounting. We do not use derivative financial instruments for trading or speculative purposes. Interest differentials resulting from designated interest rate swap agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate movements also affect the fair value of our interest rate swaps, which is reflected as a long-term liability in our Consolidated Balance Sheets.

The fair values of interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the agreements, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In accordance with the accounting guidance for fair value measurement, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Fair value is subject to significant estimation and a high degree of variability between periods; however, to the extent that the interest rate swaps are effective in hedging the designated risk, the changes in the fair value of these interest rate swaps are deferred in other comprehensive income on our Consolidated Balance Sheets. Certain future events, including prepayment, refinancing or acceleration of the hedged debt, could cause all or a portion of these hedges to become ineffective. The changes in the fair value of ineffective portions of our interest rate swaps are recognized in the statement of operations in the period of change. In addition, we are exposed to credit risk should our counterparties fail to perform under the terms of the interest rate swap agreements; however, we seek to minimize our exposure to this risk by entering into interest rate swap agreements with highly rated counterparties, and we do not believe we are exposed to significant credit risk as of December 31, 2013.

The following table provides information about future principal maturities, excluding original issue discounts, of our long-term debt and the related weighted-average contractual interest rates in effect at December 31, 2013 (dollars in millions):

	Expected maturity date
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate	$2.9	$3.1	$3.0	$2.9	$3.0	$528.0	$542.9	$576.6
Weighted-average interest rate	4.63%	4.65%	4.45%	4.17%	4.18%	7.3%

Variable rate (a)	$66.9	$16.2	$126.8	$16.2	$16.2	$1,481.0	$1,723.3	$1,722.5
Weighted-average interest rate	5.00%	5.00%	3.84%	5.00%	5.00%	5.00%
____________________________________
(a) Based on variable interest rates and margins in effect at December 31, 2013. In March 2014, we completed a debt repricing which resulted in an interest rate reduction of 75 basis points on our Term Loan Facility.

The following table provides information about notional amounts and weighted-average interest rates by contractual maturity dates for our interest rate swaps agreements, as well as the fair value of the liability, at December 31, 2013 (dollars in millions):

	Expected maturity date
	2014	2015	2016	2017	2018	Thereafter	Total	Fair value
Interest rate swaps:
Notional amount	$80.1	$42.2	$47.1	$872.8	$—	$—	$1,042.2	$13.0
Weighted-average fixed interest rate payable (a)	2.04%	1.77%	1.77%	1.77%	—%	—%	1.84%
Weighted-average variable interest rate receivable (b)	1.00%	1.00%	1.00%	1.00%	—%	—%	1.00%
____________________________________

(a)	Based on actual fixed interest rates payable

(b)	Based on variable interest rates in effect at December 31, 2013, the receive rate on our interest rate swaps is equal to the LIBOR floor stipulated in the agreements.
Additional information about our long-term debt and interest rate swap agreements is included in Notes 11 and 12 to the consolidated financial statements in this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	57

Consolidated Balance Sheets as of December 31, 2013 and 2012	58

Consolidated Statements of Operations — Years ended December 31, 2013 and 2012, Period from June 17, 2011 through December 31, 2011 (Successor) and Period from January 1, 2011 through June 16, 2011 (Predecessors)	59

Consolidated Statements of Comprehensive Income (Loss) — Years ended December 31, 2013 and 2012, Period from June 17, 2011 through December 31, 2011 (Successor) and Period from January 1, 2011 through June 16, 2011 (Predecessors)	61

Consolidated Statements of Members' Equity / Stockholders' Equity — Years ended December 31, 2013 and 2012, Period from June 17, 2011 through December 31, 2011 (Successor) and Period from January 1, 2011 through June 16, 2011 (Predecessors)	62

Consolidated Statements of Cash Flows — Years ended December 31, 2013 and 2012, Period from June 17, 2011 through December 31, 2011 (Successor) and Period from January 1, 2011 through June 16, 2011 (Predecessors)	64

Notes to Consolidated Financial Statements	67

Report of Independent Registered Public Accounting Firm

The Board of Managers and Members of Station Casinos LLC:

We have audited the accompanying consolidated balance sheets of Station Casinos LLC (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), members' equity/stockholders' equity, and cash flows for each of the years ended December 31, 2013 and 2012, the period from June 17, 2011 through December 31, 2011 (Successor), and the period from January 1, 2011 through June 16, 2011 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Station Casinos LLC at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2013 and 2012, the period from June 17, 2011 through December 31, 2011 (Successor), and the period from January 1, 2011 through June 16, 2011 (Predecessor), in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, on May 20, 2011, the United States Bankruptcy Court for the District of Nevada entered an order confirming the plan of reorganization, which became effective on June 17, 2011. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Company as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Note 3.

/s/ Ernst & Young LLP
Las Vegas, Nevada
March 21, 2014

STATION CASINOS LLC CONSOLIDATED BALANCE SHEETS (amounts in thousands, except units data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$137,621	$128,880
Restricted cash	1,067	1,980
Receivables, net	45,522	30,931
Inventories	9,055	7,938
Prepaid gaming tax	18,966	18,415
Prepaid expenses and other current assets	9,025	9,108
Total current assets	221,256	197,252
Property and equipment, net	2,162,742	2,212,463
Goodwill	201,238	200,694
Intangible assets, net	189,852	208,676
Land held for development	216,021	220,120
Investments in joint ventures	14,032	9,629
Native American development costs	6,806	3,255
Other assets, net	66,451	46,854
Total assets	$3,078,398	$3,098,943
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Current portion of long-term debt	$69,814	$17,544
Accounts payable	18,223	21,631
Accrued interest payable	16,920	7,983
Other accrued liabilities	125,673	123,537
Total current liabilities	230,630	170,695
Long-term debt, less current portion	2,128,335	2,056,057
Deficit investments in joint ventures	2,308	2,356
Interest rate swaps and other long-term liabilities, net	21,182	30,974
Total liabilities	2,382,455	2,260,082
Commitments and contingencies (Note 20)
Members' equity:
Voting units; 100 units authorized, issued and outstanding	—	—
Non-voting units; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	781,372	826,109
Accumulated other comprehensive loss	(11,933)	(25,672)
Accumulated deficit	(111,031)	(6,605)
Total Station Casinos LLC members' equity	658,408	793,832
Noncontrolling interest	37,535	45,029
Total members' equity	695,943	838,861
Total liabilities and members' equity	$3,078,398	$3,098,943

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands)

	Successor			Predecessors
	Station Casinos LLC			Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Year Ended December 31, 2013	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011
Operating revenues:
Casino	$887,349	$885,629	$452,951	$339,703	$59,100
Food and beverage	235,722	237,770	119,735	85,436	19,484
Room	105,630	106,348	54,924	36,326	9,753
Other	67,664	69,878	39,658	28,072	4,205
Management fees	59,758	29,874	13,482	10,765	—
Gross revenues	1,356,123	1,329,499	680,750	500,302	92,542
Promotional allowances	(94,645)	(100,023)	(51,351)	(35,605)	(8,490)
Net revenues	1,261,478	1,229,476	629,399	464,697	84,052
Operating costs and expenses:
Casino	344,757	355,199	178,266	136,037	23,574
Food and beverage	161,790	161,167	88,979	60,717	12,407
Room	43,062	43,106	22,403	15,537	3,064
Other	27,273	27,141	16,896	10,822	2,125
Selling, general and administrative	309,196	293,056	154,643	110,300	18,207
Corporate	—	—	—	15,818	—
Development and preopening	222	311	718	1,752	—
Depreciation and amortization	133,849	132,170	67,023	61,162	9,512
Management fee expense	46,821	44,591	21,819	—	3,112
Impairment of goodwill	1,183	—	—	—	—
Impairment of intangible assets and other assets	258	12,973	2,100	—	—
Write-downs and other charges, net	11,926	10,417	4,041	3,953	104
	1,080,337	1,080,131	556,888	416,098	72,105
Operating income	181,141	149,345	72,511	48,599	11,947
Earnings (losses) from joint ventures	1,603	1,773	(1,533)	(945)	—
Gain on dissolution of joint venture	—	—	—	250	—
Operating income and earnings (losses) from joint ventures	182,744	151,118	70,978	47,904	11,947

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (amounts in thousands)

	Successor			Predecessors
	Station Casinos LLC			Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Year Ended December 31, 2013	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011
Other (expense) income:
Interest expense, net	(164,667)	(189,505)	(92,299)	(43,294)	(20,582)
(Loss) gain on extinguishment of debt	(148,253)	(51,796)	1,183	—	—
Gain on Native American development	16,974	102,816	—	—	—
Interest and other expense from joint ventures	—	—	—	(15,452)	—
Change in fair value of derivative instruments	(291)	(921)	—	397	—
	(296,237)	(139,406)	(91,116)	(58,349)	(20,582)
(Loss) income before income taxes and reorganization items	(113,493)	11,712	(20,138)	(10,445)	(8,635)
Reorganization items, net	—	—	—	3,259,995	634,999
(Loss) income before income taxes	(113,493)	11,712	(20,138)	3,249,550	626,364
Income tax benefit	—	—	—	107,924	—
Net (loss) income	(113,493)	11,712	(20,138)	3,357,474	626,364
Less net (loss) income attributable to noncontrolling interests	(9,067)	(1,606)	4,955	24,321	—
Net (loss) income attributable to Station Casinos LLC / Station Casinos, Inc. / Green Valley Ranch Gaming, LLC	$(104,426)	$13,318	$(25,093)	$3,333,153	$626,364

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (amounts in thousands)

	Successor			Predecessors
	Station Casinos LLC			Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Year Ended December 31, 2013	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011

Net (loss) income	$(113,493)	$11,712	$(20,138)	$3,357,474	$626,364
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Unrealized gain (loss) arising during period	772	(18,918)	(25,546)	—	—
Reclassification of unrealized loss into income	13,133	13,187	5,499	—	—
Unrealized gain (loss) on interest rate swaps, net	13,905	(5,731)	(20,047)	—	—
Unrealized (loss) gain on available-for-sale securities (a)	(166)	213	(107)	25	—
Amortization of unrecognized pension and postretirement benefit plan liabilities (a)	—	—	—	(19)	—
Other comprehensive income (loss)	13,739	(5,518)	(20,154)	6	—
Comprehensive (loss) income	(99,754)	6,194	(40,292)	3,357,480	626,364
Less comprehensive (loss) income attributable to noncontrolling interests	(9,067)	(1,606)	4,955	24,321	—
Comprehensive (loss) income attributable to Station Casinos LLC / Station Casinos, Inc. / Green Valley Ranch Gaming, LLC	$(90,687)	$7,800	$(45,247)	$3,333,159	$626,364
_________________________________________
(a) Amounts for Station Casinos, Inc. are net of tax

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY/STOCKHOLDERS' EQUITY (amounts in thousands)

	Successor								Predecessors
	Station Casinos LLC								Station Casinos, Inc.			Green Valley Ranch Gaming, LLC
	Voting units	Non-voting units	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Station Casinos LLC members' equity (deficit)	Noncontrolling interest	Total members' equity (deficit)	Total stockholders' (deficit) equity	Noncontrolling interest	Total Station Casinos Inc. stockholder's (deficit) equity	Members' (deficit) equity
Balances, December 31, 2010 (Predecessors)	$—	$—	$—	$—	$—	$—	$—	$—	$(2,886,248)	$(1,673)	$(2,884,575)	$(419,300)
Share-based compensation	—	—	—	—	—	—	—	—	6,224	—	6,224	—
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	25	—	25	—
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	—	—	—	—	—	—	—	(19)	—	(19)	—
Net income	—	—	—	—	—	—	—	—	3,357,474	24,321	3,333,153	626,364
Balances, June 17, 2011 (Predecessors)	—	—	—	—	—	—	—	—	477,456	22,648	454,808	207,064
Elimination of Predecessors' equity	—	—	—	—	—	—	—	—	(477,456)	(22,648)	(454,808)	(207,064)
Issuance of voting and non-voting units of Station Casinos LLC	—	—	844,980	—	—	844,980	—	844,980	—	—	—	—
Fresh-start reporting adjustment of noncontrolling interest	—	—	—	—	—	—	34,051	34,051	—	—	—	—
Issuance of CV Propco, LLC and NP Tropicana LLC warrants	—	—	—	—	—	—	9,500	9,500	—	—	—	—
Balances, June 17, 2011 (Successor)	—	—	844,980	—	—	844,980	43,551	888,531	—	—	—	—
Change in fair value of interest rate swaps	—	—	—	(20,047)	—	(20,047)	—	(20,047)	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(107)	—	(107)	—	(107)	—	—	—	—
Distributions	—	—	(56)	—	—	(56)	(5,707)	(5,763)	—	—	—	—
Net (loss) income	—	—	—	—	(25,093)	(25,093)	4,955	(20,138)	—	—	—	—
Balances, December 31, 2011 (Successor)	—	—	844,924	(20,154)	(25,093)	799,677	42,799	842,476	—	—	—	—

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY/STOCKHOLDERS' EQUITY (Continued) (amounts in thousands)

	Successor								Predecessors
	Station Casinos LLC								Station Casinos, Inc.			Green Valley Ranch Gaming, LLC
	Voting units	Non-voting units	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Station Casinos LLC members' equity (deficit)	Noncontrolling interest	Total members' equity (deficit)	Total stockholders' (deficit) equity	Noncontrolling interest	Total Station Casinos Inc. stockholder's (deficit) equity	Members' (deficit) equity
Unrealized losses on interest rate swaps	—	—	—	(5,731)	—	(5,731)	—	(5,731)	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	213	—	213	—	213	—	—	—	—
Share-based compensation	—	—	2,628	—	—	2,628	47	2,675	—	—	—	—
Capital contributions from noncontrolling interests	—	—	—	—	—	—	8,616	8,616	—	—	—	—
Acquisition of Fertitta Interactive	—	—	—	—	5,605	5,605	6,475	12,080	—	—	—	—
Deemed distribution	—	—	(12,638)	—	—	(12,638)	—	(12,638)	—	—	—	—
Distributions	—	—	(8,805)	—	(435)	(9,240)	(11,302)	(20,542)	—	—	—	—
Net income (loss)	—	—	—	—	13,318	13,318	(1,606)	11,712	—	—	—	—
Balances, December 31, 2012 (Successor)	—	—	826,109	(25,672)	(6,605)	793,832	45,029	838,861	—	—	—	—
Unrealized gain on interest rate swaps	—	—	—	13,905	—	13,905	—	13,905	—	—	—	—
Unrealized losses on available-for-sale securities	—	—	—	(166)	—	(166)	—	(166)	—	—	—	—
Share-based compensation	—	—	3,416	—	—	3,416	95	3,511	—	—	—	—
Capital contributions from noncontrolling interests	—	—	—	—	—	—	15,316	15,316	—	—	—	—
Redemption of noncontrolling interests	—	—	(1,673)	—	—	(1,673)	(3,634)	(5,307)	—	—	—	—
Distributions	—	—	(46,480)	—	—	(46,480)	(10,204)	(56,684)	—	—	—	—
Net loss	—	—	—	—	(104,426)	(104,426)	(9,067)	(113,493)	—	—	—	—
Balances, December 31, 2013 (Successor)	$—	$—	$781,372	$(11,933)	$(111,031)	$658,408	$37,535	$695,943	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)

	Successor			Predecessors
	Station Casinos LLC			Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Year Ended December 31, 2013	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011
Cash flows from operating activities:
Net (loss) income	$(113,493)	$11,712	$(20,138)	$3,357,474	$626,364
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	133,849	132,170	67,023	61,162	9,512
Change in fair value of derivative instruments	291	921	—	(397)	—
Amortization of deferred losses on derivative instruments	11,064	2,812	—	—	—
(Recovery of) provision for doubtful accounts	(67)	1,605	405	1,547	149
Write-downs and other charges, net	9,966	471	3,246	3,349	104
Impairment of goodwill	1,183	—	—	—	—
Impairment of intangible assets and other assets	258	12,973	2,100	—	—
Amortization of debt discount and debt issuance costs	23,366	70,260	39,345	196	327
Interest—paid in kind	4,115	4,106	2,138	—	—
Share-based compensation	3,495	2,665	—	6,224	—
(Earnings) losses from joint ventures	(1,603)	(1,773)	1,533	16,397	—
Distributions from joint ventures	1,623	1,847	—	—	—
Gain on dissolution of joint venture	—	—	—	(250)	—
Gain on Native American development	(16,974)	(102,816)	—	—	—
Loss (gain) on extinguishment of debt	148,253	51,796	(1,183)	—	—
Reorganization items, net	—	—	—	(3,259,995)	(634,999)
Changes in assets and liabilities:
Restricted cash	913	25	34,133	(10,956)	1,600
Receivables, net	2,712	(2,908)	(3,690)	12,781	(185)
Inventories and prepaid expenses	(1,585)	3,593	(6,327)	13,372	1,118
Deferred income tax	—	—	—	(114,978)	—
Accounts payable	(3,573)	4,241	(21,972)	23,021	1,562
Accrued interest payable	13,581	5,058	2,788	6,469	11,969
Other accrued liabilities	14,745	8,864	(35,328)	18,420	(8,308)
Due to Station Casinos, Inc.	—	—	—	—	3,716
Other, net	(2,996)	(998)	412	32,715	133
Net cash provided by operating activities before reorganization items	229,123	206,624	64,485	166,551	13,062

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (amounts in thousands)

	Successor			Predecessors
	Station Casinos LLC			Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Year Ended December 31, 2013	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011
Cash flows from operating activities:
Net cash used for reorganization items	—	—	—	(2,571,267)	(325,539)
Net cash provided by (used in) operating activities	229,123	206,624	64,485	(2,404,716)	(312,477)
Cash flows from investing activities:
Capital expenditures, net of related payables	(86,288)	(61,977)	(26,925)	(15,098)	(1,418)
Proceeds from sale of land, property and equipment	3,468	908	245	200	—
Acquisition of Fertitta Interactive	—	(7,741)	—	—	—
Distributions in excess of earnings from joint ventures	315	492	882	2,042	—
Proceeds from repayment of Native American development costs	—	195,779	32,305	—	—
Native American development costs	(3,551)	(19,882)	(4,873)	(2,231)	—
Other, net	(6,974)	(6,107)	(2,473)	(3,554)	—
Net cash (used in) provided by investing activities	(93,030)	101,472	(839)	(18,641)	(1,418)
Cash flows from financing activities:
Proceeds from issuance of 7.50% Senior Notes	499,935	—	—	—	—
Repayments of Senior Notes	(625,000)	—	—	—	—
Borrowings under Successor credit agreements with original maturity dates greater than three months	1,611,622	671,687	—	2,095,704	310,000
(Payments) borrowings under Successor credit agreements with original maturities of three months or less, net	(5,000)	(11,200)	16,200	—	—
Payments under Successor credit agreements with original maturities greater than three months	(1,513,248)	(880,611)	(85,849)	—	—
Payments under term loan with original maturity greater than three months	—	—	—	(625)	—
Cash paid for early extinguishment of debt	—	(9,882)	—	—	—
Distributions to members and noncontrolling interests	(56,684)	(20,542)	(5,763)	—	—
Deemed distribution	—	(12,638)	—	—	—
Debt issuance costs	(35,902)	(16,421)	(467)	(1,619)	(19,070)
Payments on derivative instruments with other-than-insignificant financing elements	(9,039)	—	—	—	—
Payments on other debt	(9,352)	(1,887)	(5,460)	(886)	—
Proceeds from issuance of voting and non-voting units	—	—	—	279,000	—
Capital contributions from noncontrolling interests	15,316	8,616	—	—	—
Net cash (used in) provided by financing activities	(127,352)	(272,878)	(81,339)	2,371,574	290,930

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (amounts in thousands)

	Successor			Predecessors
	Station Casinos LLC			Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Year Ended December 31, 2013	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011
Cash flows from operating activities:
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	8,741	35,218	(17,693)	(51,783)	(22,965)
Balance, beginning of period	128,880	93,662	111,355	163,138	40,162
Balance, end of period	$137,621	$128,880	$93,662	$111,355	$17,197
Supplemental cash flow disclosures:
Cash paid for interest, net of $0, $3,721, $2,155, $2,939 and $0 capitalized, respectively	$117,240	$108,875	$51,847	$35,595	$8,286
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$11,492	$22,283	$—	$—	$—
Issuance of note payable with option by Fertitta Interactive in exchange for redemption of noncontrolling interest	$4,600	$—	$—	$—	$—
Equity issued to noncontrolling interests in Fertitta Interactive in settlement of notes payable	$—	$8,148	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Background
Station Casinos LLC, a Nevada limited liability company (the "Company," "Station," or "Successor"), is a gaming and entertainment company that owns and operates nine major hotel/casino properties and nine smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. The Company also manages a casino in Sonoma County, California, which opened on November 5, 2013, and a casino in southwestern Michigan, both on behalf of Native American tribes. In addition, the Company operates real money online poker in Nevada and real money online gaming in New Jersey through its majority-owned subsidiary, Fertitta Interactive LLC.
Restructuring Transactions
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

The SCI Plan, the Subsidiaries Plan and the GVR Plan are collectively referred to herein as the “Plans.” The Plans became effective on June 17, 2011. Prior to June 17, 2011, the Company conducted no business, other than in connection with the reorganization of the Predecessors, and had no material assets or liabilities. The STN Chapter 11 bankruptcy case is referred to herein as the "Chapter 11 Case" and the Chapter 11 bankruptcy cases of STN Predecessor, the subsidiary debtors and GVR Predecessor are collectively referred to herein as the "Chapter 11 Cases". The transactions that occurred on June 17, 2011, which are described below, are collectively referred to herein as the "Restructuring Transactions."
On June 17, 2011, the Company and its subsidiaries acquired substantially all of the assets of STN and certain of STN's subsidiaries and affiliates, including (i) Palace Station, Boulder Station, Sunset Station and Red Rock (the "Propco Assets"), (ii) Santa Fe Station, Texas Station, Fiesta Henderson, Fiesta Rancho and interests in certain Native American gaming projects (collectively, the "Opco Assets"), pursuant to the SCI Plan and the Asset Purchase Agreement dated as of June 7, 2010 (as amended, the "Opco Asset Purchase Agreement") and (iii) GVR Predecessor, pursuant to that certain Asset Purchase Agreement, dated as of March 9, 2011 (the "GVR Asset Purchase Agreement"). Additionally, on June 17, 2011, the Company and certain of its subsidiaries entered into management agreements with subsidiaries of Fertitta Entertainment LLC ("Fertitta Entertainment") (see Note 19).
In conjunction with these acquisitions: (i) Station's voting equity interests (the "Voting Units") were issued to Station Voteco LLC, a Delaware limited liability company formed to hold the Voting Units of the Company ("Station Voteco"), and (ii) Station's non-voting equity interests (the "Non-Voting Units" and together with its Voting Units, the "Units") were issued to Station Holdco LLC, a Delaware limited liability company formed to hold the Non-Voting Units of the Company ("Station Holdco") (see Note 14).
On June 17, 2011, Station and its subsidiaries entered into various new or amended credit agreements (see Note 11).
2.         Basis of Presentation and Summary of Significant Accounting Policies
On June 17, 2011, the Company adopted fresh-start reporting in accordance with Accounting Standards Codification ("ASC") Topic 852 Reorganizations ("ASC Topic 852"), which resulted in a new reporting entity for accounting purposes.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fresh-start reporting generally requires resetting the historical net book values of assets and liabilities to their estimated fair values by assigning the entity's reorganization value to its asset and liabilities as of the adoption date, with any excess being recognized as goodwill. As a result of the adoption of fresh-start reporting, the Company's consolidated financial statements after its emergence from bankruptcy are prepared on a different basis of accounting than the consolidated financial statements of the Predecessors prior to emergence from bankruptcy, including the historical financial statements included in this report, and therefore are not comparable in many respects with the Predecessors' historical financial statements. See Note 3 for additional information about the adoption of fresh-start reporting on June 17, 2011.
The period from January 1, 2011 through June 16, 2011 is referred to in this Annual Report on Form 10-K as the "Predecessor period," while periods beginning June 17, 2011 or thereafter are referred to herein as "Successor periods."
For the Predecessor period, the accompanying consolidated financial statements were prepared in accordance with ASC Topic 852 which provides accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code. ASC Topic 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Case distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As a result, revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business, including fresh-start adjustments, debt discharge and other effects of the Plans, were reported separately as reorganization items in the Consolidated Statements of Operations of the Predecessors (see Note 3). STN and GVR Predecessor adopted ASC Topic 852 on July 28, 2009 and April 12, 2011, respectively.
Certain amounts in the consolidated financial statements for the previous periods have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.
Acquisition of Fertitta Interactive
In order to capitalize on the emerging online gaming market, in November 2012, the Company acquired a 50.1% ownership interest in Fertitta Interactive LLC ("Fertitta Interactive") for $20.7 million in cash. Fertitta Interactive was formed in 2011 and operates Ultimate Gaming, which developed a proprietary real money and social gaming platform. In April 2013, Ultimate Gaming launched its real money online poker platform in Nevada. On June 24, 2013, Fertitta Interactive entered into an online gaming operations agreement with a land-based casino operator under which it began operating online gaming in New Jersey in November 2013. In connection with this agreement, Ultimate Gaming paid $8.0 million to the counterparty, representing an advance on the counterparty's share of the potential revenues from the operation of online gaming in New Jersey. In addition, Ultimate Gaming has committed to advance an additional $8.0 million to the counterparty, subject to certain contingencies. Ultimate Gaming is entitled to recover such advances out of the counterparty's share of certain cash distributions generated from New Jersey online gaming operations under the online gaming operations agreement. The advance is being recognized in casino expense over the term of the agreement. At December 31, 2013, the carrying amount of the advance was $7.6 million, which is included in other assets on the Consolidated Balance Sheet.
Frank J. Fertitta III and Lorenzo J. Fertitta controlled Fertitta Interactive prior to its acquisition by the Company. Effective April 30, 2012, Frank J. Fertitta III and Lorenzo J. Fertitta became the controlling members of the Company. As a result, the acquisition of Fertitta Interactive in November 2012 was accounted for as a transaction between entities under common control. In accordance with the accounting guidance for entities under common control, the acquisition was accounted for in a manner similar to pooling of interests, and the excess of the purchase price over the historical cost of the net assets acquired was treated as a deemed distribution for accounting purposes. The acquisition of Fertitta Interactive represented a change in reporting entity for accounting purposes, and the Company has revised its historical financial statements to include the financial results of Fertitta Interactive for all periods subsequent to April 30, 2012, the date at which common control commenced.
In March 2013, Fertitta Interactive redeemed the equity interests of one of its noncontrolling interest holders in exchange for a note payable with an option which allowed the holder to repurchase the equity interest in Fertitta Interactive within two years, subject to certain contingencies. As a result, the Company's ownership interest in Fertitta Interactive increased from 50.1% to 57.3%. On November 12, 2013, the note was repaid and the Company was released from all related obligations.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principles of Consolidation
The amounts shown in the accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries, including Fertitta Interactive (for periods subsequent to April 30, 2012), and MPM Enterprises, LLC ("MPM"), which is 50% owned by the Company and required to be consolidated. Investments in all other 50% or less owned affiliated companies are accounted for using the equity method.
MPM, which manages Gun Lake Casino, is considered a variable interest entity under the provisions of ASC Topic 810, Consolidation ("ASC Topic 810"). Under the terms of the MPM operating agreement, STN Predecessor was required to provide the majority of MPM's financing. In addition, based on a qualitative analysis, the Company believes it directs the most significant activities that impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that are significant to MPM. As a result, the Company is considered the primary beneficiary of MPM as defined in ASC Topic 810 and therefore consolidates MPM in its consolidated financial statements. The creditors of MPM have no recourse to the general credit of the Company, and the assets of MPM may be used only to settle MPM's obligations. MPM's assets that are reflected in the Company's Consolidated Balance Sheets at December 31, 2013 and 2012 include intangible assets of $42.1 million and $52.3 million, respectively, and receivables of $2.1 million and $2.7 million, respectively.
The amounts shown in the accompanying consolidated financial statements for STN Predecessor for the period prior to June 17, 2011 include the accounts of STN, its wholly owned subsidiaries and MPM, which was 50% owned by STN and required to be consolidated. STN's investments in all other 50% or less owned affiliated companies were accounted for using the equity method.
For the Company and STN Predecessor, the third party holdings of equity interests are referred to as noncontrolling interests. The portion of net income (loss) attributable to noncontrolling interests is presented separately on the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss), and the portion of members' equity attributable to noncontrolling interests is presented separately on the Consolidated Balance Sheets and the Consolidated Statements of Members' Equity/Stockholders' Equity. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Significant estimates incorporated into the Company's consolidated financial statements include the fair value determination of assets and liabilities in conjunction with fresh‑start reporting, the reorganization valuation, the estimated useful lives for depreciable and amortizable assets, the estimated cash flows used in assessing the recoverability of long-lived assets, the estimated fair values of certain assets related to write-downs and impairments, the estimated costs associated with player reward programs, contingencies, litigation, and claims and assessments. Actual results could differ from those estimates.
Fresh‑Start Reporting
The adoption of fresh‑start reporting on June 17, 2011 resulted in a new reporting entity. Under fresh‑start reporting, all assets and liabilities were recorded at their estimated fair values and the Predecessors' accumulated deficit balances were eliminated. In adopting fresh‑start reporting, the Company determined its reorganization value, which represented the fair value of the entity before considering its interest‑bearing debt.
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
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, receivables and accounts payable approximates fair value primarily because of the short maturities of these instruments. See Note 13 for information about the fair value of the Company's financial instruments.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and investments purchased with an original maturity of 90 days or less. Cash equivalents are carried at cost which approximates fair value.
Restricted Cash
Restricted cash as of December 31, 2013 and 2012 primarily represents remaining escrow account balances related to restructuring liabilities.
Receivables, Net and Credit Risk
Receivables, net consist primarily of casino, hotel, ATM, cash advance, retail, management fees and other receivables, which are typically non-interest bearing. At December 31, 2013, receivables, net includes $21.7 million due from the Graton Tribe, primarily representing management fees and a repayment under the advance arrangement.
Receivables are initially recorded at cost and an allowance for doubtful accounts is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is estimated based on a specific review of customer accounts, historical collection experience, the age of the receivable and other relevant factors. Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received. As of December 31, 2013 and 2012, the allowance for doubtful accounts was $2.7 million and $2.0 million, respectively. Management believes there are no significant concentrations of credit risk.
Inventories
Inventories primarily represent food and beverage items and retail merchandise which are stated at the lower of cost or market. Cost is determined on a weighted-average basis.
Property and Equipment
Property and equipment is initially recorded at cost, other than fresh–start adjustments that were recorded at fair value. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Construction in progress is related to the construction or development of property and equipment that has not yet been placed in service for its intended use. Depreciation and amortization for property and equipment commences when the asset is placed in service. When assets are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the accounts and the gain or loss on disposition is recognized in operating income (expense). Assets recorded under capital leases are included in property and equipment and amortization of assets recorded under capital leases is included in depreciation expense and accumulated depreciation. The Company must make estimates and assumptions when accounting for capital expenditures. The Company's depreciation expense is highly dependent on the assumptions it makes about its assets' estimated useful lives. Useful lives are estimated by the Company based on its experience with similar assets and estimates of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, the Company accounts for the change prospectively.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Native American Development Costs
The Company incurs certain costs associated with development and management agreements entered into with Native American tribes (the "Tribes"). In accordance with the accounting guidance in ASC Topic 970, Real Estate—General, costs for the acquisition and related development of land and the casino facilities are capitalized as long-term assets. The assets are typically transferred to the Tribe when the Tribe secures third-party financing or the gaming facility is completed. Upon transfer of the assets to the Tribe, a long term receivable is recognized in an amount equal to any remaining carrying amount that has not yet been recovered from the Tribe.
In accordance with the accounting guidance for capitalization of interest costs, the Company capitalizes interest on Native American development projects when activities are in progress to prepare the asset for its intended use.
The Company earns a return on the costs incurred for the acquisition and development of the projects. Due to the uncertainty surrounding the estimated costs to complete and the collectability of the stated return, it accounts for the return earned on Native American development costs using the cost recovery method described in ASC Topic 360-20, Real Estate Sales. In accordance with the cost recovery method, recognition of the return is deferred until the assets are transferred to the Tribe, the carrying amount of the assets has been fully recovered and the return is realizable. Repayment of the advances and the return typically is funded from the Tribe's third-party financing, from the cash flows of the gaming facility, or both.
The Company evaluates its Native American development costs for impairment in accordance with the Impairment or Disposal of Long-Lived Assets Subsections of ASC Topic 360-10 Property, Plant and Equipment. A project is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the project might not be recoverable, taking into consideration all available information. Among other things, the Company considers the status of the project, any contingencies, the achievement of milestones, any existing or potential litigation, and regulatory matters when evaluating its Native American projects for impairment. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying amount of the asset. If the undiscounted expected future cash flows do not exceed the carrying amount, then the asset is written down to its estimated fair value, with fair value typically estimated based on a discounted future cash flow model or market comparables, when available. The Company estimates the undiscounted future cash flows of each of its Native American development projects based on consideration of all positive and negative evidence about the future cash flow potential of the project including, but not limited to, the likelihood that the project will be successfully completed, the status of required approvals, and the status and timing of the construction of the project, as well as current and projected economic, political, regulatory and competitive conditions that may adversely impact the project's operating results.
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
Goodwill and Other Intangible Assets
The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles-Goodwill and Other ("ASC Topic 350"). The Company tests its goodwill and indefinite‑lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level.
The Company's annual goodwill impairment testing utilizes a two-step process. In the first step, the estimated fair value of each reporting unit is compared with its carrying amount, including goodwill. The fair value of each reporting unit is estimated using the expected present value of future cash flows along with value indications provided by the current valuation multiples of comparable publicly traded companies. If the carrying amount of the reporting unit exceeds its estimated fair value, then the goodwill of the reporting unit is considered to be impaired, and impairment is measured in the second step of the process. In the second step, the Company estimates the implied fair value of the reporting unit's goodwill by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Finite-Lived Intangible Assets
The Company's finite-lived intangible assets primarily represent assets related to its management contracts and customer relationships, which are amortized over their estimated useful lives using the straight-line method. The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.
The Company's customer relationship intangible asset primarily represents the value associated with its rated casino guests. The initial fair value of the customer relationship intangible asset was estimated based on the projected net cash flows associated with these casino guests. The recoverability of the Company's customer relationship intangible asset could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, declines in customer spending which would impact the expected future cash flows associated with the rated casino guests, declines in the number of customer visits which could impact the expected attrition rate of the rated casino guests, and erosion of operating margins associated with rated casino guests. Should events or changes in circumstances cause the carrying amount of the customer relationship intangible asset to exceed its estimated fair value, an impairment charge in the amount of the excess would be recognized.
Management contract intangible assets represent to the value associated with management agreements under which the Company provides management services to various casino properties, including Native American casinos which it has developed or is currently developing and the casinos operated by joint ventures in which it holds a 50% equity interest. The fair values of management contract intangible assets were originally valued using discounted cash flow techniques based on future cash flows expected to be received in exchange for providing management services. The Company amortizes its management contract intangible assets over their expected useful lives using the straight-line method, beginning when the property commences operations and management fees are being earned.
Impairment of Long-Lived Assets
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment in accordance with the Impairment or Disposal of Long-Lived Assets Subsections of ASC Topic 360-10. Assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is evaluated by comparing the estimated future cash flows of the asset, on an undiscounted basis, to its carrying amount. If the undiscounted estimated future cash flows exceed the carrying amount, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying amount, impairment is measured based on the difference between the asset's estimated fair value and its carrying amount. To estimate fair values, the Company typically uses market comparables, when available, or a discounted cash flow model. Assets to be disposed of are carried at the lower of their carrying amount or fair value less costs of disposal. Fair value of assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. The Company's long-lived asset impairment tests are performed at the reporting unit level.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimation of fair values involves significant judgment by management. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from such estimates. Estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets. Such estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to the Company's properties. If the Company's estimates of future cash flows are not met, it may have to record impairment charges in future accounting periods. As of December 31, 2013 and 2012, the consolidated financial statements reflect all adjustments required under the accounting guidance for the impairment or disposal of long-lived assets. See Notes 5 and 6 for information about impairment charges related to land held for development and other long-lived assets recognized during the years ended December 31, 2013 and 2012, and the period from June 17, 2011 through December 31, 2011.
Debt Discounts and Debt Issuance Costs
Debt discounts and costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense using the effective interest method over the expected terms of the related debt agreements. Debt issuance costs are included in other assets, net on the Company's Consolidated Balance Sheets.
Advertising
The Company expenses advertising costs the first time the advertising takes place. Advertising expense is included in selling, general and administrative expense on the Consolidated Statements of Operations, which includes advertising expense for Ultimate Gaming in 2013.
Advertising expense was as follows (amounts in thousands):

Successor			Predecessors
Station Casinos LLC			Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Year Ended December 31, 2013	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011
$25,472	$19,523	$12,210	$8,784	$1,325
Derivative Instruments
ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), provides accounting and disclosure requirements for derivatives and hedging activities. As required by ASC Topic 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in fair value of derivative instruments (i.e. gains or losses) depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to qualify for hedge accounting. All derivative instruments held by the Company are intended to hedge the Company's exposure to variability in expected future cash flows related to interest payments, and at December 31, 2013 such instruments qualify for and are designated in cash flow hedging relationships. During the year ended December 31, 2012, a portion of one of the Company's interest rate swaps was not designated. This hedge was not speculative, but did not meet the hedge accounting requirements. See Note 12 for further information about the Company's derivative and hedging activities and the related accounting.
Revenues and Promotional Allowances
The Company recognizes the net win from gaming activities as casino revenues, which is the difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs ("front money") and for chips in the customers' possession ("outstanding chip liability"). Casino revenues are recognized net of discounts and certain incentives provided to customers under the Company's player rewards program. Food and beverage, hotel, and other operating revenues are recognized as the service is provided. Other operating revenue includes rental income which is recognized over the lease term and contingent rental income which is recognized when the right to receive such rental income is established according to the lease agreements. Management fee revenues are recognized when the services have been performed, the amount of the fee is determinable and collectability is reasonably assured. Management fee revenues include reimbursable costs, which represent amounts received or due pursuant to the Company's management agreements with Native

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

American tribes for the reimbursement of expenses, primarily payroll costs, that it incurs on their behalf. The Company recognizes reimbursable cost revenues on a gross basis, with an offsetting amount charged to operating expenses.
The retail value of complimentary goods and services provided to customers is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The estimated departmental costs of providing complimentary goods and services are included in casino costs and expenses and consisted of the following (amounts in thousands):

	Successor			Predecessors
	Station Casinos LLC			Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Year Ended December 31, 2013	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011
Food and beverage	$83,150	$85,921	$40,492	$32,368	$6,250
Room	7,045	8,571	5,099	2,976	988
Other	2,225	2,910	1,853	800	355
Total	$92,420	$97,402	$47,444	$36,144	$7,593

Player Rewards Program

The Company has a player rewards program (the "Rewards Program") which allows customers to earn points based on their gaming activity. Points may be redeemed at all of the Company's Las Vegas area properties for cash and complimentary slot play, food, beverage, rooms, entertainment and merchandise. The Company records a liability for the estimated cost of outstanding points earned under the Rewards Program that management believes will ultimately be redeemed, which totaled $12.9 million and $12.1 million, respectively, at December 31, 2013 and 2012. The estimated cost of points expected to be redeemed for cash and complimentary slot play under the Rewards Program reduces casino revenue. The estimated cost of points expected to be redeemed for food, beverage, rooms, entertainment and merchandise is charged to casino expense. Cost is estimated based on assumptions about the mix of goods and services for which points will be redeemed and the incremental departmental cost of providing the goods and services.
Slot Machine Jackpots
The Company does not accrue base jackpots if payment of the jackpot can be avoided. A jackpot liability is accrued with a related reduction in casino revenue when the Company is legally obligated to pay the jackpot, such as the incremental amount in excess of the base jackpot on a progressive game.
Share-Based Compensation
Share-based compensation is accounted for in accordance with ASC Topic 718, Compensation—Stock Compensation, which requires share-based compensation expense to be measured at the grant date based on the fair value of the award and recognized over the requisite service period. The Company uses the straight-line method to recognize compensation expense for share-based awards with graded vesting (see Note 15).
Comprehensive Income (Loss)
Comprehensive income includes net income (loss) and all other non-member changes in equity, or other comprehensive income. Components of the Company's comprehensive income are reported in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Members' Equity/Stockholders' Equity, and accumulated other comprehensive income (loss) is included in Members' Equity in the Consolidated Balance Sheets.
Operating Segments
The accounting guidance for disclosures about segments of an enterprise and related information requires separate financial information to be disclosed for all operating segments of a business. The Company believes it meets the "economic

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

similarity" criteria established by the accounting guidance and as a result, aggregates all of its properties into one operating segment. All of the Company's properties offer the same products, cater to the same customer base, have similar regulatory and tax structure, share the same marketing techniques and all are directed by a centralized management structure.
Income Taxes
The Company is a limited liability company treated as a partnership for income tax purposes and as such, is a pass-through entity and is not liable for income tax in the jurisdictions in which it operates. Accordingly, no provision for income taxes has been made in Successor's consolidated financial statements.
Gaming Taxes
The Company is assessed taxes based on gross gaming revenue, subject to applicable jurisdictional adjustments. Gaming taxes are included in casino expense in the Consolidated Statements of Operations.
Gaming tax expense was as follows (amounts in thousands):

Successor			Predecessors
Station Casinos LLC			Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Year Ended December 31, 2013	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011
$59,359	$60,739	$34,054	$23,505	$3,907
Recently Issued and Recently Adopted Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-02, Comprehensive Income — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This amendment requires an entity to provide information about the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income by component. If the amount being reclassified is required to be reclassified in its entirety to net income, an entity must disclose, either on the face of the statement of net income or in the notes, the line item locations of significant amounts reclassified out of accumulated other comprehensive income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts, such as when a portion of an amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of to income or expense in the same reporting period. The new guidance was effective prospectively for reporting periods beginning after December 15, 2012, and early adoption was permitted. The Company adopted this guidance during the first quarter of 2013, and the adoption did not have a material impact on its financial position or results of operations.

In February 2013, the FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405)—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This amendment provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing accounting guidance. Examples of obligations within this guidance are debt arrangements, other contractual obligations, and settled litigation and judicial rulings. Upon adoption, the guidance is required to be applied retrospectively to all prior periods presented for any obligations that exist at the beginning of an entity's fiscal year of adoption which are within its scope. This guidance will be effective for the Company for the first quarter of 2014, and early adoption is permitted. The Company will adopt this guidance during the first quarter of 2014, and does not expect the adoption to have a material impact on its financial position and results of operations.
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

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.         Fresh-Start Reporting
The Company adopted fresh-start reporting on June 17, 2011 in accordance with ASC Topic 852. The Company was required to apply the fresh-start reporting provisions of ASC Topic 852 to its financial statements because (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation of the Plans was less than the total of all post-petition liabilities and allowed claims, and (ii) the holders of existing voting shares of STN immediately before confirmation received less than 50% of the voting shares of the emerging entity. Under ASC Topic 852, application of fresh‑start reporting is required on the date on which a plan of reorganization is confirmed by a bankruptcy court and all material conditions to the plan of reorganization are satisfied. All material conditions to the Plans were satisfied on June 17, 2011.
Fresh-start reporting results in a new basis of accounting and a new reporting entity with no beginning retained earnings or deficit, and generally involves adjusting the historical carrying amounts of assets and liabilities to their estimated fair values as determined by the reorganization value. In accordance with the fresh-start reporting guidance in ASC Topic 852, the reorganization value of the Company was assigned to its assets and liabilities in conformity with the procedures specified by ASC Topic 805, Business Combinations ("ASC Topic 805"), and the portion of the reorganization value that was not attributable to specific tangible or identified intangible assets was recognized as goodwill. The Predecessors' goodwill, accumulated depreciation, accumulated amortization, accumulated deficit and accumulated other comprehensive income were eliminated. The effects on the reported amounts of assets and liabilities resulting from the adoption of fresh-start reporting and the effects of the Plans through June 17, 2011 are reflected in the Predecessors' statements of operations.
The aggregate transaction value for the Restructuring Transactions, as determined by the Bankruptcy Court and set forth in the Plans and related documents, was approximately $3.1 billion. This reorganization value did not necessarily reflect the price that would be paid for these assets in a transaction involving a willing seller and buyer, with each party possessing full information regarding the Company and with neither party being under any compulsion to buy or sell. Estimates of fair value represented the Company's best estimates, and were prepared using a variety of valuation methodologies including techniques based on industry data and trends, by reference to relevant market rates and transactions, and discounted cash flow analysis, among others. The determination of the fair value of assets and liabilities is subject to significant estimation and assumptions and there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially.
The following table summarizes the net gain (loss) on reorganization and related items and fresh‑start reporting adjustments (amounts in thousands):

	Predecessors
	Period From January 1, 2011 Through June 16, 2011
	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Discharge of liabilities subject to compromise	$4,066,026	$590,976
Fresh-start reporting adjustments	(789,464)	66,651
Write-off of debt discount and debt issuance costs	—	2,992
Professional fees and expenses and other	(16,567)	(25,620)
Total net reorganization items and fresh-start reporting adjustments	$3,259,995	$634,999
4.        Property and Equipment
Property and equipment consisted of the following (amounts in thousands):

	Estimated useful life (years)	December 31,
		2013	2012
Land	—	$204,900	$204,900
Buildings and improvements	10-45	1,909,418	1,892,423
Furniture, fixtures and equipment	3-7	302,816	275,411
Construction in progress	—	21,805	14,525
		2,438,939	2,387,259
Accumulated depreciation and amortization		(276,197)	(174,796)
Property and equipment, net		$2,162,742	$2,212,463
Depreciation expense was as follows (amounts in thousands):

Successor			Predecessors
Station Casinos LLC			Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Year Ended December 31, 2013	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011
$116,237	$115,745	$59,775	$59,564	$9,512
At December 31, 2013 and 2012, substantially all of the Company's property and equipment was pledged as collateral for its long-term debt.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.        Goodwill and Other Intangible Assets
The Company recognized goodwill of $195.1 million as a result of the Restructuring Transactions, which represents the portion of the reorganization value that was not attributable to specific tangible or identified intangible assets. The goodwill of STN was eliminated in accordance with the accounting guidance for fresh-start reporting. The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 were as follows (amounts in thousands):

	Year Ended December 31,
	2013	2012
Goodwill, net, at beginning of year	$200,694	$195,132
Additions during the year	1,727	5,562
Impairment losses recognized during year	(1,183)	—
Goodwill, net, at end of year	$201,238	$200,694
Accumulated impairment losses totaled $1.2 million at December 31, 2013.
During the year ended December 31, 2013, the Company acquired two taverns in the Las Vegas area and recognized $1.7 million of goodwill related to the transactions. Additional capital expenditures subsequent to the acquisition of these taverns increased their carrying amount, and management believed it was more likely than not that their carrying amounts, including goodwill, exceeded their fair value. As a result, an interim goodwill impairment test for these reporting units was performed as of September 30, 2013 and the Company recognized a goodwill impairment charge of $1.2 million. The goodwill addition recognized during the year ended December 31, 2012 represented the historical goodwill of Fertitta Interactive.
The Company's intangible assets, net as of December 31, 2013 and 2012 consisted of the following (amounts in thousands):

	December 31, 2013
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	508	—	508
Customer relationships	5-15	22,800	(3,859)	18,941
Management contracts	7-20	115,000	(27,188)	87,812
Leases	2-10	3,990	(1,621)	2,369
Other	1-5	12,410	(9,388)	3,022
		$231,908	$(42,056)	$189,852

	December 31, 2012
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	345	—	345
Customer relationships	5-15	23,200	(2,434)	20,766
Management contracts	7-20	115,000	(15,856)	99,144
Leases	2-10	3,990	(1,124)	2,866
Other	1-5	14,034	(5,679)	8,355
		$233,769	$(25,093)	$208,676

During the year ended December 31, 2012, an impairment charge of $2.9 million was recognized to write off a customer relationship intangible asset related to Fertitta Interactive.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Aggregate amortization expense was as follows (amounts in thousands):

	Successor			Predecessor
	Station Casinos LLC			Station Casinos, Inc.
	Year Ended December 31, 2013	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011
Aggregate amortization expense	$17,612	$16,425	$7,248	$1,599

Estimated annual amortization expense for intangible assets for the years ending December 31, 2014, 2015, 2016, 2017 and 2018 is anticipated to be approximately $21.2 million, $18.4 million, $18.4 million, $18.3 million, and $9.4 million respectively.

6.        Land Held for Development
As of December 31, 2013, the Company's land held for development consisted primarily of 13 sites comprising approximately 355 acres in the Las Vegas valley, approximately 36 acres in northern California and approximately 200 acres in Reno, Nevada. During the year ended December 31, 2013, the Company sold certain land in northern California and recognized a loss on disposal of $4.2 million, which is included in write-downs and other charges, net in the Consolidated Statement of Operations. The Company's decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of acceptable financing and competitive and strategic considerations. As many of these considerations are beyond the Company's control, no assurances can be made that it will be able to proceed with any particular project.
Impairment Loss
During the year ended December 31, 2012, the the Company prepared a business enterprise valuation for the purpose of estimating the fair value of share-based compensation awards granted during the year. During the valuation process, the Company became aware that the appraised values of certain parcels of its land held for development were less than their carrying amounts. As a result, the Company tested its land held for development, including buildings and improvements on such land, for impairment and recorded an impairment loss of approximately $10.1 million in impairment of other assets in its Consolidated Statements of Operations to write down the carrying amounts of certain parcels totaling $120.4 million to their fair values totaling $110.3 million. Prior to the preparation of the business enterprise valuation, no indicators of impairment existed for any of the Company's assets. The Company uses traditional real estate valuation techniques to estimate the fair value of its land held for development, primarily the sales comparison approach, which is based on inputs classified as Level 2 under ASC Topic 820.
During the period from June 17, 2011 through December 31, 2011, the Company determined that an indicator of impairment existed for one of its parcels of land held for development in California, which had a carrying amount of $2.9 million. The Company tested the carrying amount of the parcel for impairment by comparing the estimated future cash flows of the asset, on an undiscounted basis, to its carrying amount. The carrying amount was higher and as a result, the Company recorded an impairment loss of $2.1 million in impairment of other assets in its Consolidated Statements of Operations to write down the carrying amount of the parcel to its estimated fair value of $0.8 million. The Company disposed of this land in 2012.
7.    Investments in Joint Ventures
The Company has five investments in 50% owned joint ventures in Las Vegas, Nevada, which are accounted for using the equity method. These investments are not, in the aggregate, material in relation to the Company's financial position or results of operations. Under the equity method, original investments are initially recorded at cost and are adjusted by the investor's share of earnings, losses and distributions of the joint ventures. The carrying amount of one of the equity method investments has been reduced below zero, resulting in a deficit investment balance, because the Company is committed to provide further financial support for the investee.
The Company holds 50% equity investments in each of Barley's Casino & Brewing Company ("Barley's"), The Greens Gaming and Dining ("The Greens") and Wildfire Lanes and Casino ("Wildfire Lanes"), which are managed by the Company on behalf of the joint ventures. The Company also owns a 50% investment in a joint venture that operates Lucille's

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Smokehouse Bar-B-Que inside Red Rock, and Losee Elkhorn Properties, LLC, which owns undeveloped land in North Las Vegas.
Predecessor
Predecessor had 50% investments in Green Valley Ranch Gaming, LLC and Aliante Gaming, LLC, Barley's, The Greens, Wildfire Lanes and a small equity investment in a joint venture that owned the Palms Casino Resort in Las Vegas, Nevada, all of which were accounted for using the equity method.
The following table summarizes Predecessor's total equity earnings (loss) from joint ventures (amounts in thousands):

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

8.    Native American Development

Following is information about the Company's Native American development activities, including historical information about the development activities of STN prior to June 17, 2011.

North Fork Rancheria of Mono Indian Tribe
On December 8, 2003, STN entered into development and management agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility (the "North Fork Project") to be located in Madera County, California. The Company purchased, for the benefit of the Mono, a 305–acre parcel of land located on Highway 99 north of the city of Madera (the "North Fork Site"), which was taken into trust for the benefit of the Mono by the Department of the Interior ("DOI") on February 5, 2013.
As currently contemplated, the North Fork Project is expected to include approximately 2,000 slot machines, approximately 40 table games, and several restaurants. Development of the North Fork Project is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the management agreement by the National Indian Gaming Commission ("NIGC").
The Mono entered into memoranda of understanding with the County of Madera, the City of Madera, and the Madera Irrigation District, on August 16, 2004, October 18, 2006, and December 19, 2006, respectively. Under these agreements, the

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mono agreed to make monetary contributions to mitigate potential impacts of the North Fork Project on the community, and also agreed to certain non-monetary covenants. In accordance with these agreements, the tribe has agreed to pay non-recurring mitigation contributions ranging from $13.2 million to $28.2 million and recurring annual mitigation contributions totaling approximately $5.1 million, all of which are subject to CPI adjustments. These contributions are intended to mitigate the impact of the North Fork Project on law enforcement, public safety, roads and transportation, local land use planning, water conservation and air quality, as well as to provide funding for parks, recreation, economic development, education, behavioral health and certain charitable programs. The Mono's obligation to pay the contributions is contingent upon certain future events including commencement of project construction and the opening of the North Fork Project. The Mono also expects to enter into a mitigation agreement with CalTrans for state road improvements.

On April 28, 2008, the Mono and the State of California entered into a tribal-state Class III gaming compact (the "2008 Compact") permitting casino-style gaming. The 2008 Compact was never ratified by the California legislature.

On August 6, 2010, the Bureau of Indian Affairs (“BIA”) published notice in the Federal Register that the environmental impact statement for the North Fork Project had been finalized. On September 1, 2011, the Assistant Secretary of the Interior for Indian Affairs issued his determination that gaming on the North Fork Site would be in the best interest of the Mono and would not be detrimental to the surrounding community. On August 31, 2012, the Governor of California concurred with the Assistant Secretary's determination that placing the North Fork Site in trust was in the best interest of the Mono and was not detrimental to the surrounding community. On the same day, the Governor signed a new tribal-state Class III gaming compact (the “2012 Compact”) between the State and the Mono. The California Assembly and Senate passed Assembly Bill 277 (“AB 277”) ratifying the 2012 Compact on May 2, 2013 and June 27, 2013, respectively. On July 3, 2013, opponents of the North Fork Project filed a referendum challenging AB 277. On October 22, 2013, the BIA published notice in the Federal Register that the 2012 Compact was deemed effective. On November 20, 2013, the referendum challenging AB 277 was qualified for the November 2014 state-wide ballot. The proponents of the referendum believe that if the referendum is successful, AB 277 will be void and the 2012 Compact will not be effective. The 2012 Compact will regulate gaming at the North Fork Project on the North Fork Site. The 2012 Compact provides for the Mono to operate up to 2,000 slot machines in return for sharing up to 15% of the net revenues from Class III gaming devices with the State of California, Madera County, the City of Madera, and other Native American tribes, which includes payments due to local authorities under any memorandum of understanding. No assurances can be provided as to whether the 2012 Compact will remain in effect or what impact, if any, the referendum will have on the 2012 Compact.

Picayune Rancheria of Chukchansi Indians v. Brown. On December 3, 2012, the DOI published in the Federal Register a Notice of Final Agency Determination (the “North Fork Determination”) to take the North Fork Site into trust for the benefit of the Mono. The publication commenced a 30-day period in which interested parties could seek judicial review of the North Fork Determination. On November 30, 2012, the Picayune Rancheria of the Chukchansi Indians, a federally-recognized Indian tribe (“Chukchansi”), filed its Petition for Writ of Mandate and Complaint for Injunctive Relief against Governor Edmund G. Brown, Jr., the California Department of Transportation, the California Department of Fish and Game, Madera County, and the City of Madera, and named as a real party in interest NP Fresno Land Acquisitions LLC, the Company’s subsidiary that owned the North Fork Site before it was accepted into trust for the Tribe. Chukchansi alleged that Governor Brown failed to comply with the California Environmental Quality Act (“CEQA”) when he concurred with the Assistant Secretary's decision. In January and March 2013, the defendants filed separate demurrers to the petition. On June 6, 2013, the court sustained the demurrers and dismissed the case with prejudice. On August 5, 2013, Chukchansi timely filed a notice to appeal the ruling in California’s Third Appellate District in Sacramento. The parties have agreed to submit all briefs by March 31, 2014.

Stand Up For California! v. Dept. of the Interior. On December 19, 2012, Stand Up for California!, several individuals and the Ministerial Association of Madera (collectively, the “Stand Up” plaintiffs) filed a complaint against the DOI, the BIA and the Secretary of Interior and Assistant Secretary of the Interior, in their official capacities, seeking to overturn the North Fork Determination. On December 28, 2012, the Tribe filed a motion to intervene as a party to the lawsuit. On December 31, 2012, Chukchansi filed its complaint against the United States of America, the DOI and other defendants seeking declaratory and injunctive relief to prevent the United States from taking the North Fork Site into trust for the benefit of the Mono and seeking to overturn the Secretary's decision to allow gaming on the North Fork Site. On January 9, 2013, the U.S. District Court for the District of Columbia consolidated the actions filed in federal court. On January 4, 2013, the federal government defendants filed a Motion to Transfer Venue and on January 17, 2013, the Court granted the Mono's Motion to Intervene. On January 11, 2013, the Stand Up plaintiffs filed a Motion for Preliminary Injunction seeking to prohibit the DOI from taking the North Fork Site into trust for the Mono. On January 25, 2013, the Court heard oral arguments on that motion. On January 29, 2013, the Court, in a 53-page memorandum of decision, denied the federal defendants' Motion to Transfer

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Venue and denied the Stand Up plaintiffs' Motion for Preliminary Injunction. On February 5, 2013, the United States accepted the North Fork Site into trust for the benefit of the Mono. On June 27, 2013, the court granted the Stand Up plaintiffs leave to amend their complaint to add a claim alleging that the federal defendants failed to comply with the requirements of the Clean Air Act. In preparing the administrative record responsive to the claim, the federal defendants were unable to locate the documentation showing that they had complied with all of the applicable notice requirements for issuance of the draft and final conformity determinations under the Clean Air Act. Accordingly, on August 1, 2013, the federal defendants filed a motion to stay the litigation for 90 days so they could complete the public notice requirements for the conformity determination. Plaintiffs opposed the motion, arguing that the court should instead vacate the trust decision and dismiss the case. On December 16, 2013, the court granted the temporary stay requested by the federal defendants and ordered the parties to jointly file a status report on March 17, 2014. The parties filed a status report setting forth their positions on (a) the progress of the conformity determination; (b) whether the administrative record already certified should be supplemented; (c) whether there is good cause to continue the stay; and (d) a proposed briefing schedule to control further proceedings in this matter.
Stand Up For California! v. Brown. On March 27, 2013, Stand Up for California! and Barbara Leach, a local resident, filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against California Governor Edmund G. Brown, Jr., alleging that the Governor violated the California constitutional separation-of-powers doctrine when he concurred in the North Fork Determination. The complaint sought to vacate and set aside the Governor’s concurrence. On May 23, 2013, the Governor filed a demurrer to dismiss the action. On July 16, 2013, the court heard initial arguments on the demurrer and set a schedule for further consideration of the matter. In addition, the court requested supplemental briefing on the impact of plaintiffs’ separation-of- powers claim. The Mono intervened as a defendant to the lawsuit and participated in the supplemental briefing. On September 27, 2013, the plaintiffs amended their complaint by adding a claim challenging the constitutionality of AB 277. The amended complaint named as additional defendants the State of California, California Attorney General, California Gambling Control Commission, and the Bureau of Gambling Control. On December 6, 2013, the defendants demurred on the amended complaint. On February 28, 2014, oral arguments were held and on March 3, 2014, the court issued its ruling sustaining the demurrers. The court has granted plaintiff’s counsel until March 11, 2014, to determine whether plaintiffs contend they should be allowed to amend their complaint. On March 12, 2014, the court issued its Judgment of Dismissal on Order Sustaining Demurrers without Leave to Amend entering its judgment of dismissal of the plaintiffs’ First Amended Complaint.

    Under the terms of the development agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining third-party financing, the Company will contribute significant financial support to the North Fork Project. The Company's advances are expected to be repaid from the proceeds of the third-party financing or from the Mono's gaming revenues; however, there can be no assurance that the advances will be repaid. STN began capitalizing reimbursable advances related to the North Fork Project in 2003. Through December 31, 2013, advances toward the development of the North Fork Project totaled approximately $21.9 million, primarily to complete the environmental impact study and secure the North Fork Site. The carrying amount of the advances was reduced to fair value as a result of the Company's adoption of fresh-start reporting in 2011. At December 31, 2013, the carrying amount of the advances was $6.8 million. Reimbursable advances to the Mono incurred prior to February 1, 2013 bear interest at the prime rate plus 1.5%, and advances after that date bear interest at ten percent (10%) per annum. In accordance with the Company's accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.

On February 1, 2013, the Mono and the Company entered into the First Amended and Restated Development Agreement (the “Development Agreement”) and the First Amended and Restated Management Agreement (the “Management Agreement”). The term of the Development Agreement ends seven years from the commencement of gaming operations at the facility and the Company will receive a development fee of two percent (2%) of the costs of construction (as defined in the Development Agreement) for its development services, which fee will be paid upon the commencement of gaming operations at the facility.  The Management Agreement has a term of seven years from the opening of the facility. The Company will receive a management fee of 30% of the facility's net income. The Management Agreement includes termination provisions whereby either party may terminate the agreement for cause, and the Management Agreement may also be terminated at any time upon agreement of the parties. There is no provision in the Management Agreement allowing the tribe to buy-out the contract prior to its expiration. The Management Agreement provides that the Company will train the Mono tribal members such that they may assume responsibility for managing the facility upon the expiration of the agreement.

Upon termination or expiration of the Management Agreement and Development Agreement, the Mono will continue to be obligated to repay unpaid principal and interest on the advances from the Company, as well as certain other amounts that may be due, such as management fees. Amounts due to the Company under the Development Agreement and Management

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Agreement are secured by substantially all of the assets of the North Fork Project except the North Fork Site. In addition, the Development Agreement and Management Agreement contain waivers of the Mono's sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling arbitration and other remedies.

The following table outlines the Company's evaluation at December 31, 2013 of each of the critical milestones necessary to complete the North Fork Project.

As of December 31, 2013
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
Status of obtaining regulatory and governmental approvals:
Tribal–state compact
A new compact was negotiated and signed by the Governor of California and the Mono on August 31, 2012. The compact was submitted to the California legislature for ratification and AB 277, the legislation ratifying the compact, was passed by the California State Assembly on May 2, 2013 and passed by the California State Senate on June 27, 2013. On July 3, 2013, opponents of the North Fork Project filed a referendum seeking to place AB 277 on the state-wide ballot in California in November 2014. On November 20, 2013, the referendum qualified for the November 2014 ballot. The opponents contend that the qualification of the referendum has suspended AB 277 and unless AB 277 is approved by a majority of voters in the next general election (November 2014), the compact will be void.

Approval of gaming compact by DOI	The Mono compact was submitted to the DOI on July 19, 2013. The compact became effective as a matter of law on October 22, 2013.
Record of decision regarding environmental impact published by BIA
On November 26, 2012, the record of decision for the Environmental Impact Statement for the North Fork Project was issued by the BIA. On December 3, 2012, the Notice of Intent to take land into trust was published in the Federal Register.

BIA accepting usable land into trust on behalf of the tribe	The North Fork Site was accepted into trust on February 5, 2013.
Approval of management agreement by NIGC
Approval of the amended and restated management agreement by the NIGC is expected to occur following the Mono’s written request for such approval. The Company believes the amended and restated management agreement will be approved because the terms and conditions thereof are consistent with the provisions of the Indian Gaming Regulatory Act and the terms of previously approved management agreements.

Gaming licenses:
Type
Current plans for the North Fork Project include Class II and Class III gaming, which requires that the compact remain in effect and that the Company's amended and restated management agreement be approved by the NIGC.

Number of gaming devices allowed	The compact permits a maximum of 2,000 Class III slot machines at the facility. There is no limit on the number of Class II gaming devices that the Mono can offer.
Agreements with local authorities
The Mono has entered into memoranda of understanding with the City of Madera, the County of Madera and the Madera Irrigation District under which the Mono agreed to pay one-time and recurring mitigation contributions, subject to certain contingencies.

The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurance as to when, or if, these approvals will be obtained. The Company currently estimates that construction of the facility may begin in the next 36 to 48 months and estimates that the facility would be completed and opened for business approximately 18 months after construction begins. There can be no assurance, however, that the North Fork Project will be completed and opened within this time frame or at all. The Company

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expects to assist the Mono in obtaining third–party financing for the North Fork Project once all necessary regulatory approvals have been received and prior to commencement of construction; however, there can be no assurance that the Company will be able to obtain such financing for the North Fork Project on acceptable terms or at all.
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that at December 31, 2013, the likelihood of successful completion is in the range of 65% to 75%. The Company's evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the North Fork Project will be successfully completed nor that future events and circumstances will not change the Company's estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.
9.        Management Agreements
The Federated Indians of Graton Rancheria
The Company manages the Graton Casino and Resort (“Graton Resort”) in Sonoma County, California, which opened on November 5, 2013, on behalf of the Federated Indians of Graton Rancheria (the "Graton Tribe"), a federally-recognized Indian tribe. The Company assisted the Graton Tribe in designing, developing and financing Graton Resort pursuant to a development agreement, and manages Graton Resort pursuant to a management agreement with the Graton Tribe. Graton Resort is located on a portion of approximately 254 acres just west of U.S. Highway 101 in Rohnert Park, California, approximately 43 miles from downtown San Francisco, and is the largest gaming and entertainment facility in the Bay Area, with approximately 3,000 slot machines, 131 table games and an 18-table poker room, as well as four full-service restaurants and nine fast-casual restaurants. The Company owns an additional 34-acre site adjacent to Graton Resort, which is being held for future development.
Upon completion of Graton Resort on November 5, 2013, the Company earned a development fee of approximately $8.2 million representing 2% of the cost of the project, which is included in management fee revenue in the Consolidated Statement of Operations for the year ended December 31, 2013. Prior to securing third-party financing for the project, the Company made advances to the Graton Tribe for development of Graton Resort. Upon completion of Graton Resort's third-party financing in 2012, the Company received a $194.2 million partial repayment of the advances, which exceeded the carrying amount due to fair value adjustments recognized by the Company pursuant to fresh-start reporting in 2011. Effective August 2012, the advances bear interest at the rate of 11.625%, which was payable in-kind during the construction period and is payable in cash beginning in the second quarter of 2014. At December 31, 2013, $63.9 million in advances remained outstanding, of which $17.0 million was included in receivables, net at December 31, 2013 and was paid in January 2014. The Company expects the remaining outstanding advances will be repaid from the operations of Graton Resort.
The management agreement has a term of seven years from the date of the opening of Graton Resort. The Company will receive a management fee of 24% of Graton Resort's net income (as defined in the management agreement) in years 1 through 4 and 27% of Graton Resort's net income in years 5 through 7. Management fees from Graton Resort totaled $6.5 million for the period from November 5, 2013 through December 31, 2013. The management agreement may be terminated under certain circumstances, including but not limited to, material breach, changes in regulatory or legal status, and mutual agreement of the parties. There is no provision in the management agreement allowing the Graton Tribe to buy-out the management agreement prior to its expiration. Under the terms of the management agreement, the Company will provide training to the Graton Tribe such that the tribe may assume responsibility for managing Graton Resort upon expiration of the seven-year term of the management agreement. Upon termination or expiration of the management and development agreements, the Graton Tribe will continue to be obligated to repay any unpaid advances from the Company and STN, as well as certain other amounts that may be due, such as management fees. Amounts due to the Company under the development and management agreements are subordinate to the obligations of the Graton Tribe under its third-party financing. The development and management agreements contain waivers of the Graton Tribe's sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling arbitration and other remedies.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gun Lake Casino
The Company holds a 50% interest in MPM, which manages the Gun Lake Casino ("Gun Lake") in Allegan County, Michigan, on behalf of the Match–E–Be–Nash–She–Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe. Gun Lake, which opened on February 10, 2011, is located on approximately 147 acres on U.S. Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan, and includes approximately 1,568 slot machines, 32 table games and various dining options. The Seventh Amended and Restated Management Agreement dated January 3, 2013 (the "Gun Lake Management Agreement") was approved by the NIGC on January 30, 2013, has a term of seven years from the opening of the facility and provides for a management fee of 30% of Gun Lake's net income (as defined in the management agreement) to be paid to MPM. MPM's management fee revenue from Gun Lake included in the Consolidated Statements of Operations for the years ended December 31, 2013, 2012, the period from June 17, 2011 through December 31, 2011, and the period from January 1, 2011 through June 16, 2011 totaled $31.8 million, $29.3 million, $13.2 million, and $10.5 million, respectively. Pursuant to the terms of the MPM operating agreement, the Company's portion of the management fee is 50% of the first $24 million of management fees, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million, each calculated on an annual basis.
In addition, the Company is the managing partner of Barley's, The Greens and Wildfire Lanes and receives a management fee equal to 10% of earnings before interest, taxes, depreciation and amortization ("EBITDA") from these properties. Management fee revenue includes reimbursable payroll and other costs, primarily related to Graton Resort. Reimbursed costs totaled $12.6 million for the year ended December 31, 2013.
10.        Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	December 31,
	2013	2012
Accrued payroll and related	$32,494	$32,250
Accrued gaming and related	43,570	38,187
Construction payables and equipment purchase accruals	10,206	22,815
Other	39,403	30,285
Total other accrued liabilities	$125,673	$123,537

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	December 31,
	2013	2012
Term Loan, due March 1, 2020, interest at a margin above LIBOR or base rate (5.00% at December 31, 2013), net of unamortized discount of $51.4 million	$1,561,415	$—
Revolving Credit Facility, due March 1, 2018, interest at a margin above LIBOR or base rate	—	—
7.50% Senior Notes, due March 1, 2021, net of unamortized discount of $6.0 million	494,041	—
Restructured Land Loan, due June 16, 2016, interest at a margin above LIBOR or base rate (3.67% and 3.71% at December 31, 2013 and 2012, respectively), net of unamortized discount of $10.7 million and $14.3 million, respectively	99,820	94,943
Propco Term Loan Tranche B-1, due June 17, 2016, interest at a margin above LIBOR or base rate (3.21% at December 31, 2012), net of unamortized discount of $18.1 million	—	125,883
Propco Term Loan Tranche B-2, due June 17, 2016, interest at a margin above LIBOR or base rate (4.21% at December 31, 2012), net of unamortized discount of $62.1 million	—	663,564
Propco Senior Notes, due June 19, 2018, interest at an increasing fixed rate (3.66% at December 31, 2012), net of unamortized discount of $97.1 million	—	527,903
Propco Revolver, due June 17, 2016, interest at a margin above LIBOR or base rate (3.40% at December 31, 2012), net of unamortized discount of $6.3 million	—	47,727
Opco and GVR joint Term Loan, due September 28, 2019, interest at a margin above LIBOR or base rate (5.50% at December 31, 2012), net of unamortized discount of $4.1 million	—	569,438
Other long-term debt, weighted-average interest of 3.93% and 3.88% at December 31, 2013 and 2012, respectively, maturity dates ranging from 2014 to 2027	42,873	44,143
Total long-term debt	2,198,149	2,073,601
Current portion of long-term debt	(69,814)	(17,544)
Total long-term debt, net	$2,128,335	$2,056,057

Credit Facility

On March 1, 2013, the Company entered into a new credit agreement (the “Credit Facility”) with a $1.625 billion term loan facility (the “Term Loan Facility”) and a $350 million revolving credit facility (the “Revolving Credit Facility”). The Term Loan Facility is fully drawn and will mature on March 1, 2020. Subject to the satisfaction of certain conditions, amounts may be borrowed under the Revolving Credit Facility, which shall be fully available at any time prior to maturity on March 1, 2018. At December 31, 2013, the Company's borrowing availability under the Revolving Credit Facility was $314.4 million, which is net of outstanding letters of credit and similar obligations totaling $35.6 million. The Company has the right to increase its borrowings under the Credit Facility in an aggregate principal amount not to exceed the greater of (a) $350 million and (b) an unlimited amount, if certain conditions are met and pro forma first lien leverage is less than or equal to 4.5x.

The interest rate under the Term Loan Facility is at the Company's option, either LIBOR plus 4.00%, or base rate plus 3.00%; provided, however, that in no event will LIBOR be less than 1.00%. The interest rate under the Revolving Credit Facility is at the Company's option, either LIBOR plus a margin of up to 3.50%, or base rate plus a margin of up to 2.50% subject to a leverage based grid. Additionally, the Company is subject to a fee of 0.50% per annum on the unused portion of the Revolving Credit Facility.

On March 18, 2014, the Company completed a repricing of the Term Loan Facility. The interest rate under the amended terms of the Term Loan Facility is at the Company's option, either LIBOR plus 3.25%, or base rate plus 2.25%; provided, however, that in no event will LIBOR be less than 1.00%. Under the terms of the amended Term Loan Facility, the Company must pay a 1.0% premium if it prepays the Term Loan Facility prior to March 18, 2015.

All of the Company's obligations under the Credit Facility are guaranteed by all subsidiaries of the Company other than unrestricted subsidiaries. At December 31, 2013, the unrestricted subsidiaries were NP Landco Holdco LLC (“NP Landco Holdco”) and Fertitta Interactive and their respective subsidiaries, and MPM. The Credit Facility is secured by substantially all of the Company's current and future personal property assets and substantially all current and future personal property assets of the restricted subsidiaries and mortgages on the real property and improvements owned or leased by the following subsidiaries:

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NP Boulder LLC, NP Lake Mead LLC, NP Fiesta LLC, NP Palace LLC, NP Red Rock LLC, NP Santa Fe LLC, NP Sunset LLC, NP Texas LLC, and Station GVR Acquisition, LLC and certain after-acquired real property based on thresholds. The Credit Facility is also secured by a pledge of all of the Company's equity.

The Company is required to make quarterly principal payments, which began on June 30, 2013, of 0.25% of the original principal amount of the Term Loan Facility. In addition to the scheduled quarterly principal payments, the Company is required to make certain mandatory prepayments on the Term Loan Facility with a portion of its excess cash flow as follows: (A)(i) 50% of excess cash flow so long as no default has occurred and its total leverage ratio is above 4.50 to 1.00 or a default has occurred and is continuing, (ii) 25% of excess cash flow so long as no default has occurred and its total leverage ratio is less than or equal to 4.50 to 1.00, or (iii) 0% of excess cash flow so long as no default has occurred and its total leverage ratio is less than or equal to 3.50 to 1.00 and (B) 100% of all net cash proceeds of asset sales or other dispositions, the issuance or incurrence of additional debt, and receipt of insurance proceeds and condemnation awards, in each case subject to certain customary carve-outs and reinvestment provisions. A mandatory prepayment of $50.7 million is expected to be paid in April 2014 pursuant to the excess cash flow provisions of the Term Loan Facility. This expected payment is included in current portion of long-term debt on the Consolidated Balance Sheet at December 31, 2013. On or after March 1, 2014, the Company may, at its option, prepay the Term Loan Facility at par.

The credit agreement governing the Credit Facility contains a number of customary covenants that, among other things and subject to certain exceptions, restrict the Company's ability and the ability of its restricted subsidiaries to incur additional indebtedness or become a guarantor; create liens on collateral; engage in mergers, consolidations or asset dispositions; make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; make capital expenditures or issue certain preferred units. The credit agreement governing the Revolving Credit Facility also includes requirements that the Company maintain a maximum total leverage ratio ranging from 8.00 to 1.00 in 2013 to 5.00 to 1.00 in 2017 and a minimum interest coverage ratio ranging from 2.00 to 1.00 in 2013 to 3.00 to 1.00 in 2017, provided that a default of the financial ratio covenants shall only become an event of default under the Term Loan Facility if the lenders providing the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. The testing of these financial ratio covenants began with the fiscal quarter ended March 31, 2013. At December 31, 2013, the Company’s total leverage ratio was 5.19 to 1.00 and its interest coverage ratio was 3.12 to 1.00. The Company was in compliance with all applicable covenants at December 31, 2013.

The credit agreement governing the Credit Facility contains a number of customary events of default (subject to grace periods and cure rights) including, among other things, nonpayment of principal when due; nonpayment of interest, fees or other amounts after a five business day grace period; material inaccuracy of representations and warranties; violation of covenants (subject, in the case of certain covenants, to certain grace periods); cross-default; bankruptcy events; certain Employee Retirement Income Security Act events; material judgments; and a change of control. If any event of default occurs, the lenders under the Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor.
7.50% Senior Notes

On March 1, 2013, the Company issued $500 million in aggregate principal amount of 7.50% senior notes due March 1, 2021 (the "7.50% Senior Notes"), pursuant to an indenture (the "Indenture") among the Company, the guarantors party thereto (the "Guarantors") and Wells Fargo Bank, National Association, as trustee. The 7.50% Senior Notes are guaranteed by all subsidiaries of the Company other than Landco Holdco and Fertitta Interactive and their respective subsidiaries, and MPM. Interest is due March 1 and September 1 of each year, and commenced September 1, 2013. Prior to March 1, 2016, the Company may redeem the 7.50% Senior Notes plus accrued and unpaid interest and a make-whole premium specified in the Indenture. Prior to March 1, 2016, the Company is also entitled to redeem up to 35% of the original aggregate principal amount of the 7.50% Senior Notes with proceeds of certain equity financings at the redemption prices specified in the Indenture.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Indenture contains certain customary covenants limiting, among other things, the Company's ability and the ability of its subsidiaries (other than its unrestricted subsidiaries) to incur or guarantee additional debt; create liens; transfer and sell assets; merge, consolidate, or sell, transfer or otherwise dispose of all or substantially all of the Company's assets; enter into certain transactions with affiliates; engage in lines of business other than its core business and related businesses; or pay dividends or distributions (other than customary tax distributions). These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the 7.50% Senior Notes to be declared due and payable.

The net proceeds of the 7.50% Senior Notes and the Credit Facility, together with cash on hand, were used to (i) repurchase all of the Company's outstanding senior notes due 2018, (ii) repay all amounts outstanding under the Propco credit agreement, (iii) repay all amounts outstanding under the Opco credit agreement, and (iv) pay associated fees and expenses. The Company evaluated these March 2013 refinancing transactions in accordance with the accounting standards for debt modifications and extinguishments. Because certain lenders under the 7.50% Senior Notes and the Credit Facility were lenders under the previous debt arrangements, the Company applied the accounting guidance on a lender by lender basis. The Company recognized a loss on debt extinguishment of $148.3 million during 2013, primarily representing the write-off of unamortized debt discount and debt issuance costs related to the refinanced debt. The Company accounted for the portions of the transactions that did not meet the criteria for debt extinguishment as debt modifications. In connection with the March 2013 transactions, the Company paid $35.9 million in fees and costs, of which $23.2 million was capitalized. Unamortized debt issuance costs are included in other assets on the Consolidated Balance Sheets.

Restructured Land Loan

On June 17, 2011, an indirect wholly owned subsidiary of the Company, CV PropCo, LLC ("CV Propco"), as borrower, entered into an amended and restated credit agreement (the "Restructured Land Loan") with Deutsche Bank AG Cayman Islands Branch (“Deutsche Bank”) and JPMorgan Chase Bank, N.A. ("JPM") as initial lenders (the "Land Loan Lenders"), consisting of a term loan facility with a principal amount of $105 million. The initial maturity date of the Restructured Land Loan is June 16, 2016. The interest rate on the Restructured Land Loan is, at the option of the Company, LIBOR plus 3.50% or base rate plus 2.50% for the first five years. All interest on the Restructured Land Loan will be paid in kind for the first five years. CV Propco has two options to extend the maturity date for an additional year to be available subject to absence of default, payment of up to a 1.00% extension fee for each year, and a step-up in interest rate to not more than LIBOR plus 4.50% or base rate plus 3.50% in the sixth year and not more than LIBOR plus 5.50% or base rate plus 4.50% in the seventh year. Interest accruing in the sixth and seventh years shall be paid in cash. There are no scheduled minimum principal payments prior to final stated maturity, but the Restructured Land Loan is subject to mandatory prepayments with excess cash and, subject to certain exceptions, with casualty or condemnation proceeds.
The credit agreement governing the Restructured Land Loan contains a number of customary covenants that, among other things and subject to certain exceptions, restrict CV Propco’s ability and the ability of its restricted subsidiaries to incur additional indebtedness or become a guarantor; create liens on collateral; engage in activity that requires borrower to be licensed as a gaming company, engage in mergers, consolidations or asset dispositions; make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries or make capital expenditures. At December 31, 2013, CV Propco was in compliance with all applicable covenants.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The credit agreement governing the Restructured Land Loan contains a number of customary events of default (subject to grace periods and cure rights). If any event of default occurs, the lenders under the Restructured Land Loan would be entitled to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor.
The Restructured Land Loan is guaranteed by NP Tropicana LLC ("NP Tropicana", an indirect subsidiary of the Company), NP Landco Holdco (a subsidiary of the Company and parent of CV Propco and NP Tropicana) and all subsidiaries of CV Propco and secured by a pledge of CV Propco and NP Tropicana equity and all tangible and intangible assets of NP Tropicana, NP Landco Holdco and CV Propco and its subsidiaries, principally consisting of land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West Gambling Hall and Hotel ("Wild Wild West"), and the leasehold interest in the land on which Wild Wild West is located. The land carry costs of CV Propco are supported by the Company under a limited support agreement and recourse guaranty (the "Limited Support Agreement") that provides for a guarantee from the Company to the Land Loan Lenders of: (a) the net operating costs of CV Propco and NP Tropicana, including (i) timely payment of all capital expenditures, taxes, insurance premiums, other land carry costs and indebtedness (excluding debt service for the Restructured Land Loan) payable by CV Propco and (ii) rent, capital expenditures, taxes, management fees, franchise fees, maintenance, operations and ownership payable by NP Tropicana; and (b) certain recourse liabilities of CV Propco and NP Tropicana under the Restructured Land Loan, including, without limitation, payment and performance of the Restructured Land Loan in the event any of CV Propco, NP Landco Holdco or NP Tropicana files or acquiesces in the filing of a bankruptcy petition or similar legal proceeding. As part of the consideration for the Land Loan Lenders' agreement to enter into the Restructured Land Loan, CV Propco and NP Tropicana issued warrants to the Land Loan Lenders (or their designees) for up to 60% of the outstanding equity interests of each of CV Propco and NP Tropicana exercisable for a nominal exercise price commencing on the earlier of (i) the date that the Restructured Land Loan is repaid, (ii) the date CV Propco sells any land to a third party, and (iii) the fifth anniversary of the Restructured Land Loan.
Corporate Office Lease

On June 17, 2011, the Company assumed STN's lease agreement related to the corporate office building, which STN entered into in 2007 pursuant to a sale-leaseback arrangement with a third-party real estate investment firm. The lease has an initial term of 20 years with four additional five-year extension options. The lease also contains two options for the Company to repurchase the corporate office building, one option at the end of year five of the original lease term, which was not exercised, and another at the end of the tenth year of the original lease term. These options to repurchase the building constitute continuing involvement under the accounting guidance for sale-leaseback transactions involving real estate. As a result, the sale-leaseback transaction is required to be accounted for as a financing transaction until the repurchase options expire. The corporate office building is included in Property and equipment, net, on the Consolidated Balance Sheets and is being depreciated according to the Company's policy. The carrying amount of the related obligation is $37.8 million, which is included in long-term debt on the Consolidated Balance Sheets, and the lease payments are recognized as principal and interest payments on the debt. The lease payment in effect at December 31, 2013 is $3.2 million on an annualized basis, which will increase by approximately 1.25% annually to approximately $3.8 million in the final year of the original term. Minimum lease payments on the corporate office lease are approximately $3.2 million, $3.3 million, $3.3 million, $3.3 million and $3.4 million for the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

Principal Maturities

Scheduled principal maturities of the Company's long-term debt, including debt discounts of $68.1 million, for each of the next five years and thereafter as of December 31, 2013 are as follows (amounts in thousands):

Years ending December 31,
2014	$69,053
2015	19,364
2016	129,807
2017	19,114
2018	19,282
Thereafter	2,009,608
$2,266,228

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Terminated Debt Facilities

Original Opco and GVR Credit Agreements

On June 17, 2011, NP Opco LLC ("Opco") entered into a credit agreement (the "Original Opco Credit Agreement") with Deutsche Bank, as administrative agent, and the other lender parties thereto, consisting of approximately $435.7 million in aggregate principal amount of term loans and a revolving credit facility in the amount of $25 million. In addition, on June 17, 2011, Station GVR Acquisition, LLC ("GVR") entered into a first lien credit agreement with Jefferies Finance LLC and Goldman Sachs Lending Partners LLC, as initial lenders (collectively, the "GVR Lenders"), consisting of a revolving credit facility in the amount of $10 million, and a term loan facility in the amount of $215 million, and a second lien credit agreement with the GVR Lenders with a term loan facility in the amount of $90 million (the “GVR Credit Agreements”). In September 2012, amounts outstanding under the Original Opco Credit Agreement and the GVR Credit Agreements were repaid in full with proceeds from the Opco credit agreement, and the credit agreements were terminated upon repayment.
Opco Credit Agreement
In September 2012, Opco and GVR, jointly and severally as co-borrowers, entered into a credit agreement (the "Opco Credit Agreement") with Deutsche Bank, as administrative agent, and the other lender parties thereto, consisting of a term loan facility in the principal amount of $575 million (the "Opco Term Loan") and a revolving credit facility in the amount of $200 million (the "Opco Revolver"). Approximately $517 million of the borrowings incurred under the Opco Term Loan were applied to repay in full the amounts outstanding under the Original Opco Credit Agreement and the GVR Credit Agreements. The remaining borrowings under the Opco Term Loan were used for transaction fees and expenses, ongoing working capital and other general corporate purposes.

The Company evaluated the September 2012 refinancing transaction in accordance with the accounting standards for debt modifications and extinguishments. Because certain lenders under the Opco Credit Agreement were lenders under the previous debt facilities, the Company applied the accounting guidance on a lender by lender basis. As a result of its evaluation, the Company accounted for the majority of the transaction as a debt extinguishment and recognized a loss of $51.8 million in 2012, primarily representing the write-off of unamortized debt discount and debt issuance costs related to the previous credit facilities. The portion of the transaction that did not meet the criteria for debt extinguishment was accounted for as a modification. In March 2013, amounts outstanding under the Opco Credit Agreement were repaid in full using proceeds from the Credit Facility as noted above, and the Opco Credit Agreement was terminated upon repayment.

Propco Credit Agreement
On June 17, 2011, the Company, as borrower, entered into a credit agreement (the "Propco Credit Agreement") with Deutsche Bank, as administrative agent, and the other lender parties thereto (collectively, the "Mortgage Lenders"), consisting of a term loan facility in the principal amount of $1.575 billion (the "Propco Term Loan") and a revolving credit facility in the amount of $125 million (the "Propco Revolver"). The Propco Term Loan originally had three tranches: Tranche B-1 in the principal amount of $200 million, Tranche B-2 in the principal amount of $750 million and Tranche B-3 in the principal amount of $625 million. The initial maturity date of the loans made under the Propco Credit Agreement was June 17, 2016, with two additional one-year extension periods, subject to certain conditions. In January 2012 the lenders thereunder elected (a) to fix the interest rate on the $625 million Tranche B-3 loan, and (b) to exchange such fixed rate Tranche B-3 loans for the senior notes (the “Propco Senior Notes”) pursuant to the terms of the Propco Credit Agreement. Amounts outstanding under the Propco Credit Agreement were repaid in full on March 1, 2013 using the proceeds of the Credit Facility as noted above, and the Propco Credit Agreement was terminated upon repayment.

Propco Senior Notes
In January 2012, pursuant to the terms of the Propco Credit Agreement, the Company issued $625 million in aggregate principal amount of Propco Senior Notes in exchange for $625 million in principal amount of Tranche B-3 loans that were outstanding under the Propco Credit Agreement.  The Propco Senior Notes were issued pursuant to an indenture among the Company, NP Boulder LLC, NP Palace LLC, NP Red Rock LLC, NP Sunset LLC, NP Development LLC, NP Losee Elkhorn Holdings LLC (each a wholly owned subsidiary of the Company) and Wells Fargo Bank, National Association, as Trustee.  On March 1, 2013, the Company repurchased all of the Propco Senior Notes pursuant to a tender offer at a purchase price of $991.50 in cash, plus a $10 consent payment, per $1,000 in principal amount.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    Derivative Instruments

The Company's objective in using derivative instruments is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as a primary part of its cash flow hedging strategy. The Company's interest rate swaps utilized as cash flow hedges involve the receipt of variable–rate payments in exchange for fixed–rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not use derivative financial instruments for trading or speculative purposes. The Company carries derivative instruments on the Consolidated Balance Sheets at fair value, which incorporates adjustments for the nonperformance risk of the Company and the counterparties.

The table below presents the fair value of the Company's derivative financial instruments, exclusive of any accrued interest, as well as their classification on the Consolidated Balance Sheets (amounts in thousands):

	Balance sheet classification	Fair value
		December 31,
		2013	2012
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate swaps and other long–term liabilities, net	$13,030	$21,140

Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate swaps and other long–term liabilities, net	$—	$2,746

The Company recognizes changes in the fair value of derivative instruments each period as described below in the Cash Flow Hedges and Non-Designated Hedges sections.

Cash Flow Hedges

As of December 31, 2013, the Company had two outstanding swaps which effectively converted $1.0 billion of its variable interest rate debt to a fixed rate of approximately 6.04%. In accordance with the accounting guidance for derivatives and hedging, the Company has designated the full notional amount of both interest rate swaps as cash flow hedges of interest rate risk. Under the terms of the swap agreements, the Company pays fixed rates of 1.77% and 2.13% and receives variable rates based on one-month LIBOR (subject to a minimum of 1.00%).

For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) until the interest payments being hedged are recorded as interest expense, at which time the amounts in other comprehensive income (loss) are reclassified as an adjustment to interest expense. Gains or losses on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of change in fair value of derivative instruments in the Consolidated Statements of Operations. The Company's two outstanding designated swaps had fair values other than zero at the time they were designated, resulting in ineffectiveness.

The tables below present the Company's gains (losses) on derivative financial instruments and the location within the consolidated financial statements (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) on Derivatives Recognized in Other Comprehensive Income (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	Year Ended December 31, 2013	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011		Year Ended December 31, 2013	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011
Interest rate swaps	$772	$(18,918)	$(25,546)	Interest expense, net	$(13,133)	$(12,446)	$(5,499)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Year Ended December 31, 2013	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011
Interest rate swaps	Change in fair value of derivative instruments	$(87)	$(860)	$—
Losses reclassified from accumulated other comprehensive income (loss) into interest expense, net include reclassifications of deferred losses related to discontinued cash flow hedging relationships. In addition, as a result of the September 2012 refinancing transactions, the loss on ineffective portion shown above for the year ended December 31, 2012 includes a loss of $741,000 which was reclassified from accumulated other comprehensive income into earnings because it became probable that certain previously hedged forecasted transactions would not occur.
Approximately $12.7 million of deferred losses included in accumulated other comprehensive loss on the Company's Consolidated Balance Sheet at December 31, 2013 is expected to be reclassified into earnings during the next twelve months.     This amount includes a portion of the previously deferred losses related to the discontinued cash flow hedging relationships.
Interest Rate Swap Amendments
In July 2011, the Company entered into three floating–to–fixed interest rate swaps with initial notional amounts totaling $1.3 billion which effectively converted a portion of its floating–rate debt to fixed rates. Under the terms of the swap agreements, the Company paid fixed rates ranging from 1.29% to 2.03% and received variable rates based on one-month LIBOR (subject to a minimum of 1.50% for one swap with an initial notional amount of $228.5 million). These swaps effectively fixed the interest rates on a portion of the Company's debt equal to the notional amount of the swaps.
In September 2012, in connection with entering into the Opco Credit Agreement, the Company terminated one of its interest rate swaps and paid approximately $3.0 million to the counterparty. The Company also amended one of the two remaining swaps to include a minimum interest rate of 1.25% on the floating leg to match the terms of the Opco Term Loan (see Note 11). The Company's three cash flow hedging relationships that existed at the time were discontinued, and cumulative deferred losses of $28.6 million that had been recognized in other comprehensive income are being amortized through the original maturity date of the swap (July 2015) as an increase to interest expense as the hedged interest payments continue to occur. The two remaining swaps were redesignated in cash flow hedging relationships.

In March 2013, the Company refinanced its existing debt under the Propco and Opco credit agreements and the Propco Senior Notes. In connection with the refinancing, the Company amended one of its interest rate swaps to include a minimum interest rate of 1.00% on the floating leg to match the terms of the Credit Facility (see Note 11). The Company also amended its other interest rate swap to include a minimum interest rate of 1.00% on the floating leg to match the terms of the Credit Facility as well as to extend the maturity and adjust the notional amount. These amendments resulted in the discontinuation of the Company's two cash flow hedging relationships that existed at the time, and as a result of the discontinuation, cumulative deferred losses of $1.1 million that had been previously recognized in other comprehensive income are being amortized as an increase to interest expense as the previously hedged interest payments continue to occur through the original maturity date of the swap (July 2015). The amended swaps were redesignated in cash flow hedging relationships. The amended swaps contain an other-than-insignificant financing element and accordingly, the cash flows associated with the amended swaps are reported as financing activities in the Consolidated Statement of Cash Flows.

Non-Designated Hedges

Certain interest rate swaps not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements, but do not meet the hedge accounting requirements. Prior to the March 2013 amendment and re-designation of the interest rate swaps described above, a portion of one of the Company's interest rate swaps was not designated in a hedging relationship. The Company records changes in the fair value of any interest rate swaps not designated in hedging relationships in the period in which they occur as a component of change in fair value of derivative instruments in the Consolidated Statements of Operations. The portion of the swap that was designated as a cash flow hedge is reflected in the designated cash flow hedges discussion above.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the effect of the Company's derivative financial instruments that are not designated in hedging relationships on the Consolidated Statements of Operations (amounts in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Year Ended December 31, 2013	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011
Interest rate swaps	Change in fair value of derivative instruments	$(204)	$(61)	$—
As of December 31, 2013, the Company had not posted any collateral related to its interest rate swap agreements; however, the Company's obligations under the swaps are subject to the security and guarantee arrangements applicable to the related credit agreements. The swap agreements contain cross-default provisions under which the Company could be declared in default on its obligations under such agreements if certain conditions of default exist on the Credit Facility. As of December 31, 2013, the termination value of the interest rate swaps, including accrued interest, was a net liability of $14.5 million. Had the Company been in breach of the provisions of the swap arrangements, it could have been required to pay the termination value to settle the obligations.
Predecessors
The Predecessors used derivatives to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, Predecessors primarily used interest rate swaps and interest rate caps as part of their cash flow hedging strategies and did not use derivative financial instruments for trading or speculative purposes. For the period from January 1, 2011 through June 16, 2011, Predecessors had no derivative instruments designated in hedging relationships. In January 2011, STN's floating–to–fixed interest rate swap with a notional amount of $250 million matured.
Presented below are the effects of derivative instruments on the Predecessors' statements of operations (amounts in thousands):

	Predecessors
	Period From January 1, 2011 Through June 16, 2011
Location of Gain (Loss) on Derivative Instruments Recognized in Income	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Change in fair value of derivative instruments	$397	$—
Interest expense, net	(487)	(325)
Interest and other expenses from joint ventures	(211)	—
13.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$250	$250	$—	$—
Liabilities
Interest rate swaps	$13,030	$—	$13,030	$—

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurement at Reporting Date Using
	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$416	$416	$—	$—
Liabilities
Interest rate swaps	$23,886	$—	$23,886	$—
____________________________________
(a) Available-for-sale securities are included in other assets in the accompanying Consolidated Balance Sheets.

The fair values of interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In accordance with the accounting guidance for fair value measurement, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Assets Measured at Fair Value on a Nonrecurring Basis

During the year ended December 31, 2013, the Company recognized goodwill impairment losses of $1.2 million (see Note 5). During the year ended December 31, 2012, the Company recognized impairment losses totaling $10.1 million related to certain land held for development, including buildings and improvements on such land, and reduced the carrying amount of those assets to estimated fair value (see Note 6).

Fair Value of Long-term Debt

The following table presents information about the estimated fair value of the Company's long-term debt compared with its carrying amount (amounts in millions):

	December 31,
	2013	2012
Aggregate fair value	$2,299	$2,140
Aggregate carrying amount	2,198	2,074

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
Station Voteco is owned by (i) an entity owned by Frank J. Fertitta III and Lorenzo J. Fertitta, and (ii) Robert A. Cashell Jr., who was designated as a member of Station Voteco by German American Capital Corporation, one of the Mortgage

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lenders and an indirect wholly owned subsidiary of Deutsche Bank. Mr. Cashell is also a member of the Company's Board of Managers. Fertitta Station Voteco Member LLC, an entity owned by Frank J. Fertitta III and Lorenzo J. Fertitta, owns 61.4% of the voting equity interests in Station Voteco, and Mr. Cashell beneficially owns 38.6% of the voting equity interests in Station Voteco.
The equity interests of Station Holdco are owned by (i) FI Station Investor, LLC, an affiliate of Frank J. Fertitta III and Lorenzo J. Fertitta ("FI Station Investor"), (ii) German American Capital Corporation and (iii) indirectly by certain former general unsecured creditors of STN. As of December 31, 2013, FI Station Investor owned approximately 58.4% of the units of Station Holdco, German American Capital Corporation owned approximately 25.0% of the units of Station Holdco, and former unsecured creditors of STN indirectly owned approximately 16.6% of the units of Station Holdco. In addition, the former lenders of STN and FI Station Investor indirectly own warrants to purchase approximately 4.5% of the units of Station Holdco on a fully diluted basis. As of December 31, 2013, the warrants have exercise prices of approximately $2.88 and $3.45, depending on the series of warrant, expire on June 17, 2018 and may be exercised following the earlier of (i) December 17, 2017 and (ii) the occurrence of a capital raising transaction by Station Holdco that involves a determination of the equity value of Station Holdco (other than the transactions contemplated by the Plan).
During the year ended December 31, 2013, the Company paid distributions totaling $56.7 million, including $46.5 million to the equityholders of Station Holdco and $10.2 million to noncontrolling interest holders. On March 13, 2014, the Company paid distributions totaling $36.8 million to the equityholders of Station Holdco.
Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in thousands):

	Unrealized losses on interest rate swaps	Unrealized (loss) gain on available-for-sale securities	Total

Balances, December 31, 2011	$(20,047)	$(107)	$(20,154)
Deferred losses on interest rate swaps	(18,918)	—	(18,918)
Reclassification of deferred losses on interest rate swaps into income	13,187	—	13,187
Unrealized gain on available-for-sale securities	—	213	213
Balances, December 31, 2012	(25,778)	106	(25,672)
Deferred gains on interest rate swaps	772	—	772
Reclassification of deferred losses on interest rate swaps into income	13,133	—	13,133
Unrealized loss on available-for-sale securities	—	(166)	(166)
Balances, December 31, 2013	$(11,873)	$(60)	$(11,933)
Noncontrolling Interest
Noncontrolling interest represents ownership interests in consolidated subsidiaries of the Company that are held by owners other than the Company. At December 31, 2013, noncontrolling interest includes (a) a 50% ownership interest in MPM, (b) a 42.7% ownership interest in Fertitta Interactive, and (c) ownership interests of the former mezzanine lenders and former unsecured creditors of STN who hold warrants to purchase stock in CV Propco and NP Tropicana LLC.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncontrolling interest was as follows (amounts in thousands):

	Year Ended December 31,
	2013	2012
Noncontrolling interest:
Balance at beginning of year	$45,029	$42,799
Share-based compensation — Fertitta Interactive	95	47
Capital contributions — Fertitta Interactive	15,316	8,616
Redemption of noncontrolling interests — Fertitta Interactive	(3,634)	—
Acquisition of Fertitta Interactive	—	6,475
Net loss	(9,067)	(1,606)
Distributions — MPM	(10,204)	(11,302)
Balance at end of year	$37,535	$45,029
No portion of other comprehensive income (loss) was attributable to noncontrolling interest.
15.    Share-Based Compensation

In order to attract, retain and motivate employees and to align the interests of those individuals and the Company's members, the Board of Managers adopted the Station Holdco LLC Profit Units Plan (the “Profit Units Plan”), under which up to 14 million profit units may be issued. As of December 31, 2013, 10.9 million profit units were issued and outstanding, representing approximately 2.69% of the outstanding units of Station Holdco.

Profit unit awards vest over requisite service periods of three to four years. Holders of profit units are entitled to participate in the Company's distributions to Station Holdco, subject to certain preferred distribution rights of Station Holdco's common unit holders. Upon termination of a plan participant's employment for any reason, any unvested awards are forfeited. Under certain circumstances, including termination of employment for any reason, the Company may call the terminated employee's vested awards at fair value after a holding period of six months.

The Company estimates the fair value of share-based compensation awards on the date of grant using the option pricing method. The weighted-average estimated fair values of the profit units awarded during the years ended December 31, 2013 and 2012, and the weighted-average assumptions on which the estimated fair values were based, were as follows:

	Year Ended December 31,
	2013	2012
Estimated fair value of units granted	$1.23	$1.26
Risk-free interest rate	0.35%	0.41%
Expected volatility	40%	45%
Expected life (in years)	3	3
Dividend yield	—	—
Discount for post-vesting restrictions	20%	25%

Volatility was estimated using the historical average volatility for comparable companies based on weekly stock price returns. The discount for post-vesting restrictions was estimated based on an average-strike put option model.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-based compensation is classified in the same financial statement line items as cash compensation. Compensation expense related to the Profit Units Plan is included within operating expenses in the accompanying Consolidated Statements of Operations as follows (amounts in thousands):

	Year Ended December 31,
	2013	2012
Casino	$110	$149
Food and beverage	35	93
Room	51	21
Selling, general and administrative	3,220	2,365
Total	$3,416	$2,628

A summary of the status of the Profit Units Plan as of December 31, 2013 and changes during the year then ended is presented below:

	Units (amounts in thousands)	Weighted-average grant date fair value
Nonvested units at January 1, 2013	10,757	$1.26
Activity during the period:
Granted	2,118	1.23
Vested	(2,866)	1.26
Forfeited	(1,971)	1.26
Nonvested units at December 31, 2013	8,038	$1.25

The Company's total unrecognized compensation cost related to nonvested awards under the Profit Units Plan was $7.7 million at December 31, 2013, which is expected to be recognized over a weighted-average period of 3.2 years.

Predecessor

STN provided long-term incentive compensation to certain officers and members of management in the form of non-voting limited liability company membership interests. The following table presents the classification of share-based compensation expense within STN's Consolidated Statement of Operation (amounts in thousands):

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

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    Write-downs and Other Charges, Net
Write-downs and other charges, net include various charges to record net losses on asset disposals and other non-routine transactions, excluding the effects of the Chapter 11 Cases and the related transactions, which are reflected in reorganization items in the Consolidated Statements of Operations. During the year ended December 31, 2012, the Company paid $5.0 million in satisfaction of an option granted to a former owner of GVR Predecessor to reacquire an ownership interest in Green Valley Ranch as provided in a settlement agreement.
Write-downs and other charges, net consisted of the following (amounts in thousands):

	Successor			Predecessors
	Station Casinos LLC			Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	Year Ended December 31, 2013	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011
Write-downs and other charges, net:
Loss on disposal of assets, net	$9,492	$471	$3,246	$3,349	$104
Severance expense	1,525	2,913	620	—	—
Settlement agreement	—	5,000	—	—	—
Other charges	909	2,033	175	604	—
	$11,926	$10,417	$4,041	$3,953	$104
17.     Retirement Plans
401(k) Plan
The Company has a defined contribution 401(k) plan which covers all employees who meet certain age and length of service requirements and allows an employer contribution of up to 50% of the first 4% of each participating employee's compensation contributed to the plan. Plan participants can elect to defer pretax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company made no matching contributions during the period from June 17, 2011 through December 31, 2011. In January 2012, the Company resumed making employer contributions at the rate of 50% of the first 4% of each participating employee's compensation contributed to the plan. The Company recorded expense for matching contributions of $3.0 million and $2.9 million for the years ended December 31, 2013 and 2012, respectively.
Predecessor
STN had a Supplemental Executive Retirement Plan (the "SERP"), which was an unfunded defined benefit plan for the Chief Executive Officer and President as sole participants, and a Supplemental Management Retirement Plan (the "SMRP"), which was an unfunded defined benefit plan. Certain key executives (other than the Chief Executive Officer and President) as selected by the Board of Directors were able to participate in the SMRP.
As a result of the Restructuring Transactions, the SERP and SMRP were terminated and the related liabilities were not assumed by Successor. Periodic expense totaling $1.5 million related to these plans was recognized by STN for the period from January 1, 2011 through June 16, 2011. The related liabilities were reduced to zero in fresh-start reporting.
STN also had a defined contribution 401(k) plan which covered all employees who met certain age and length of service requirements. No employer contributions were made to the 401(k) plan by STN during the period from January 1, 2011 through June 16, 2011.

18.    Income Taxes
The Company is a limited liability company wholly owned by Station Holdco LLC. Station Holdco LLC is a partnership for income tax purposes and is a pass-through entity that is not liable for income tax in the jurisdictions in which it operates. As a result, no provision for income taxes has been made in Successor's consolidated financial statements and the Company has no liability associated with uncertain tax positions.
Predecessor
STN's operating results have been included in a consolidated federal income tax return. For financial reporting purposes, STN derecognized its deferred tax assets and liabilities and recorded an income tax benefit of $107.9 million for the period from January 1, 2011 through June 16, 2011.
The benefit for income taxes attributable to net loss consisted of the following (amounts in thousands):

Station Casinos, Inc.
Period From January 1, 2011 Through June 16, 2011
Current	$(107,924)
Deferred	—
Total income tax benefit	$(107,924)

The income tax provision differed from that computed at the federal statutory corporate tax rate as follows:

Station Casinos, Inc.
Period From January 1, 2011 Through June 16, 2011
Federal statutory rate	35.0%
Change in valuation allowance	(14.5)
Vesting of Class B and Class C Units	0.1
Restructuring costs	(1.7)
Discharge of liabilities subject to compromise	(22.2)
Effective tax rate	(3.3)%

STN or its subsidiaries is no longer subject to U.S. federal tax examination for years before 2009 except for earlier years that can be examined as a result of any net operating losses that were carried back.

GVR Predecessor was organized as a limited liability company treated as a partnership for income tax purposes, and as such, was a pass-through entity and was not liable for income tax.

19.     Related Party Transactions

The Company has entered into credit agreements with certain lenders including Deutsche Bank, which (a) owns approximately 25% of the units of Station Holdco, the owner of all of the Company's Non-Voting Units, (b) has the right to designate members that hold 38.6% of the units of Station Voteco, the owner of all of the Company's Voting Units, and (c) has the right to designate up to two individuals to serve on the Company's Board of Managers.
On June 17, 2011, the Company and certain of its affiliates entered into management agreements for substantially all of the Company's operations with subsidiaries of Fertitta Entertainment, which is controlled by affiliates of Frank J. Fertitta III, the Company's Chief Executive Officer and a member of its Board of Managers, and Lorenzo J. Fertitta, a member of its Board of Managers. Affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta also own 58.4% of the units of Station Holdco and 61.4% of the units of Station Voteco. The management agreements have a term of 25 years and provide that subsidiaries of Fertitta Entertainment will receive an annual base management fee equal to 2% of gross revenues attributable to the managed properties and an annual incentive management fee equal to 5% of positive EBITDA (as defined in the agreements) for the managed properties. In addition, Fertitta Acquisitionsco, LLC, a subsidiary of Fertitta Interactive, pays management fees to Fertitta

Entertainment under a services agreement. For the year ended December 31, 2013, the Company recognized management fee expense totaling $46.8 million pursuant to these agreements, of which $42.4 million was paid and the remaining $4.4 million is reflected in other accrued liabilities on the Company's Consolidated Balance Sheet at December 31, 2013. During the year ended December 31, 2012 and the period from June 17, 2011 through December 31, 2011, the Company recognized management fee expense totaling $44.6 million and $21.8 million, respectively, pursuant to these agreements.
The Company allocates the costs of certain shared services to Fertitta Entertainment, primarily costs related to occupancy of a portion of the Company's corporate office building and services provided by human resources and regulatory personnel. For the years ended December 31, 2013 and 2012 and the period from June 17, 2011 through December 31, 2011, costs allocated to Fertitta Entertainment totaled $1.4 million, $1.7 million and $0.8 million, respectively.
On November 16, 2012, the Company acquired a 50.1% ownership interest in Fertitta Interactive from entities controlled by Frank J. Fertitta III and Lorenzo J. Fertitta for cash consideration of $20.7 million (see Note 2).
The Company has entered into various other related party transactions, which consist primarily of lease payments related to ground leases at Boulder Station and Texas Station. The Company and STN Predecessor's lease payments related to these ground leases totaled approximately $6.7 million, $6.7 million, $3.6 million and $3.1 million for the years ended December 31, 2013 and 2012, the Successor period from June 17, 2011 through December 31, 2011 and the Predecessor period from January 1, 2011 through June 16, 2011, respectively, which is included in selling, general and administrative expense in the Consolidated Statements of Operations (see Note 20).
The Company previously managed Aliante Station in North Las Vegas, Nevada under a management agreement with ALST Casino Holdco, LLC ("ALST"), which acquired the property on November 1, 2011 pursuant to the reorganization of Aliante Gaming, LLC ("Aliante Gaming"). Prior to ALST's acquisition of the property, STN Predecessor owned a 50% interest in Aliante Station. Fertitta Entertainment provided such management services on behalf of the Company, and the Company paid all management fees received from Aliante Gaming to Fertitta Entertainment. These management fees totaled approximately $1.5 million and $0.9 million for the year ended December 31, 2012 and the Successor period period from June 17, 2011 through December 31, 2011, respectively. The management agreement with ALST was terminated on November 1, 2012.

20.    Commitments and Contingencies

Leases
Boulder Station Lease
The Company leases 27 acres of land on which a portion of Boulder Station is located pursuant to a ground lease which was assumed in the Restructuring Transactions. The Company leases this land from KB Enterprises, a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the "Related Lessor"). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III, who is a member of the Company's Board of Managers and Chief Executive Officer, and Lorenzo J. Fertitta, who is a member of the Company's Board of Managers. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $222,933 through June 2023. In July 2023 and every ten years thereafter, the rent is subject to adjustment based on the product of the fair market value of the land and the greater of the then prevailing annual rate of return for comparably situated property or 8% per year. In no event will the rent for any period be less than the immediately preceding period. In July 2018, and every ten years thereafter, the rent will be adjusted by a cost of living factor. Pursuant to the ground lease, the Company has an option to purchase the land at fair market value, exercisable at five-year intervals with the next option in July 2018. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Credit Agreements.
Texas Station Lease
The Company leases 47 acres of land on which Texas Station is located pursuant to a ground lease which was assumed in the Restructuring Transactions. The Company leases this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $337,417 through July 2015. In August 2015 and every ten years thereafter, the rent will be adjusted by a cost of living factor. In August 2020, and every ten years thereafter, the rent is subject to adjustment based on the product of the fair market value of the land and the greater of the then prevailing annual rate of return being realized for owners of comparable land in Clark County or 8% per year. In no event will the rent for any period be less than the immediately preceding period.

Pursuant to the ground lease, the Company has an option to purchase the land at fair market value, exercisable in April 2030 and at five-year intervals thereafter. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Credit Agreements.
Wild Wild West Lease
The Company assumed STN Predecessor's lease and purchase agreement on the 19-acre parcel of land on which Wild Wild West is located. The significant terms of the agreement include (i) annual rent adjustments through January 2020 and every three years thereafter, (ii) options under which the Company may purchase the land at any time through 2019 at established fixed prices, (iii) a one-time termination option at the Company's election in 2019, and (iv) options under which the Company may purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively.
Other Operating Leases
In addition to the leases described above, the Company also leases certain other buildings and equipment used in its operations, which have operating lease terms expiring through 2028.
Future minimum lease payments required under all non-cancelable operating leases are as follows (amounts in thousands):

Years ending December 31,
2014	$8,843
2015	8,883
2016	8,913
2017	8,811
2018	8,690
Thereafter	396,848
Total	$440,988
Rent expense was as follows (amounts in thousands):

Successor			Predecessors
Station Casinos LLC			Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
Year Ended December 31, 2013	Year Ended December 31, 2012	Period From June 17, 2011 Through December 31, 2011	Period From January 1, 2011 Through June 16, 2011
$8,615	$8,676	$4,732	$3,462	$—

Regulation and Taxes

In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food purchased for use in complimentary meals provided to patrons and employees is not subject to Nevada use tax. The Company filed refunds for the periods from March 2000 through February 2008, and began claiming this exemption on its sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision. The amount subject to these refunds was approximately $15.6 million plus interest. The Department of Taxation subsequently audited the Company and issued a sales tax deficiency on the cost of food used in complimentary meals provided to patrons and employees for the period from March 2000 through February 2008. On July 9, 2012, a Nevada Administrative Law Judge concluded that the State's sales tax deficiency for the Company's complimentary meals provided to patrons and employees for the period from March 2000 through February 2008 would be allowed, but only to the extent of use tax previously paid for these meals. The Company appealed the decision. On October 1, 2012, the Nevada Tax Commission upheld the Administrative Law Judge's decision. The Company appealed that portion of the decision that denied the refund.

Effective June 1, 2013, the Company and the Department of Taxation entered into a settlement agreement pursuant to which the Company agreed to withdraw its refund requests in exchange for (a) the Department of Taxation agreement that it will make no claim against the Company for sales or use tax due on employee meals and/or complimentary meals provided to patrons for any prior periods and (b) the passage of prospective legislation that clarifies that employee meals and complimentary meals are not subject to sales or use tax. This prospective legislation was passed by the Nevada legislature and signed into law by the Governor on June 13, 2013. Accordingly, the Company reversed the previously accrued sales and use tax on employee meals and complimentary meals provided to patrons, net of related accrued professional fees.
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

21 .    Consolidating Financial Information

As described in Note 11—Long-term Debt, in March 2013 the Company issued the 7.50% Senior Notes, which are guaranteed by the Guarantors. The following consolidating financial statements present information about the Company, the Guarantor subsidiaries and the non-guarantor subsidiaries. These consolidating financial statements are presented in the provided form because (i) the Guarantor subsidiaries are 100% owned subsidiaries of the Company (the issuer of the Senior Notes), (ii) the guarantees are joint and several, and (iii) the guarantees are “full and unconditional,” as those terms are used in Regulation S-X Rule 3-10.  The guarantees will be automatically released in certain customary circumstances, such as when the Guarantor subsidiary is sold or all of the assets of the Guarantor subsidiary are sold, the capital stock is sold, when the Guarantor subsidiary is designated as an “unrestricted subsidiary” for purposes of the indenture, or upon legal defeasance or satisfaction and discharge of the indenture. The consolidating financial information presented below for prior year periods reflects the Guarantor structure in place at December 31, 2013.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$27,182	$103,584	$6,855	$—	$137,621
Restricted cash	1,067	—	—	—	1,067
Receivables, net	2,893	38,914	3,715	—	45,522
Intercompany receivables	120,925	—	—	(120,925)	—
Inventories	7	8,740	308	—	9,055
Prepaid gaming tax	—	18,826	140	—	18,966
Prepaid expenses and other current assets	5,710	2,723	592	—	9,025
Total current assets	157,784	172,787	11,610	(120,925)	221,256
Property and equipment, net	47,970	2,094,310	20,462	—	2,162,742
Goodwill	1,234	194,442	5,562	—	201,238
Intangible assets, net	1,045	143,519	45,288	—	189,852
Land held for development	—	117,001	99,020	—	216,021
Investments in joint ventures	—	14,032	—	—	14,032
Native American development costs	—	6,806	—	—	6,806
Investments in subsidiaries	2,550,678	34,738	—	(2,585,416)	—
Other assets, net	36,338	22,059	8,054	—	66,451
Total assets	$2,795,049	$2,799,694	$189,996	$(2,706,341)	$3,078,398

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Current portion of long-term debt	$68,831	$982	$1	$—	$69,814
Accounts payable	1,374	15,664	1,185	—	18,223
Accrued interest payable	16,726	182	12	—	16,920
Other accrued liabilities	12,772	103,792	9,109	—	125,673
Intercompany payables	—	118,853	2,072	(120,925)	—
Total current liabilities	99,703	239,473	12,379	(120,925)	230,630

Long-term debt, less current portion	2,024,517	3,998	99,820	—	2,128,335
Deficit investments in joint ventures	—	2,308	—	—	2,308
Interest rate swaps and other long-term liabilities, net	12,421	8,761	—	—	21,182
Total liabilities	2,136,641	254,540	112,199	(120,925)	2,382,455

Members' equity:
Total Station Casinos LLC members' equity	658,408	2,545,154	40,262	(2,585,416)	658,408
Noncontrolling interest	—	—	37,535	—	37,535
Total members' equity	658,408	2,545,154	77,797	(2,585,416)	695,943
Total liabilities and members' equity	$2,795,049	$2,799,694	$189,996	$(2,706,341)	$3,078,398

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2,841	$121,840	$4,199	$—	$128,880
Restricted cash	1,571	409	—	—	1,980
Receivables, net	888	26,288	3,755	—	30,931
Intercompany receivables	—	196,588	—	(196,588)	—
Inventories	9	7,739	190	—	7,938
Prepaid gaming tax	—	18,228	187	—	18,415
Prepaid expenses and other current assets	2,850	5,879	379	—	9,108
Total current assets	8,159	376,971	8,710	(196,588)	197,252
Property and equipment, net	46,386	2,147,751	18,326	—	2,212,463
Goodwill	1,234	193,898	5,562	—	200,694
Intangible assets, net	1,045	147,347	60,284	—	208,676
Land held for development	—	121,100	99,020	—	220,120
Investments in joint ventures	—	9,629	—	—	9,629
Native American development costs	—	3,255	—	—	3,255
Investments in subsidiaries	2,361,249	34,142	—	(2,395,391)	—
Other assets, net	7,925	38,511	418	—	46,854
Total assets	$2,425,998	$3,072,604	$192,320	$(2,591,979)	$3,098,943

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Current portion of long-term debt	$11,231	$6,301	$12	$—	$17,544
Accounts payable	892	18,965	1,774	—	21,631
Accrued interest payable	5,175	2,797	11	—	7,983
Other accrued liabilities	8,397	112,350	2,790	—	123,537
Intercompany payables	194,698	—	1,890	(196,588)	—
Total current liabilities	220,393	140,413	6,477	(196,588)	170,695

Long-term debt, less current portion	1,393,469	567,628	94,960	—	2,056,057
Deficit investments in joint ventures	—	2,356	—	—	2,356
Interest rate swaps and other long-term liabilities, net	18,304	12,670	—	—	30,974
Total liabilities	1,632,166	723,067	101,437	(196,588)	2,260,082

Members' equity:
Total Station Casinos LLC members' equity	793,832	2,349,537	45,854	(2,395,391)	793,832
Noncontrolling interest	—	—	45,029	—	45,029
Total members' equity	793,832	2,349,537	90,883	(2,395,391)	838,861
Total liabilities and members' equity	$2,425,998	$3,072,604	$192,320	$(2,591,979)	$3,098,943

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$874,966	$12,383	$—	$887,349
Food and beverage	—	235,047	675	—	235,722
Room	—	102,409	3,221	—	105,630
Other	17	63,384	12,606	(8,343)	67,664
Management fees	11,149	15,318	33,291	—	59,758
Gross revenues	11,166	1,291,124	62,176	(8,343)	1,356,123
Promotional allowances	—	(94,100)	(545)	—	(94,645)
Net revenues	11,166	1,197,024	61,631	(8,343)	1,261,478

Operating costs and expenses:
Casino	—	337,050	7,707	—	344,757
Food and beverage	—	161,630	160	—	161,790
Room	—	41,017	2,045	—	43,062
Other	—	19,518	7,755	—	27,273
Selling, general and administrative	11,808	270,290	35,441	(8,343)	309,196
Development and preopening	13	209	—	—	222
Depreciation and amortization	4,553	111,931	17,365	—	133,849
Management fee expense	—	45,707	1,114	—	46,821
Impairment of goodwill	—	1,183	—	—	1,183
Impairment of intangible assets and other assets	—	—	258	—	258
Write-downs and other charges, net	2,305	9,527	94	—	11,926
	18,679	998,062	71,939	(8,343)	1,080,337
Operating (loss) income	(7,513)	198,962	(10,308)	—	181,141
Earnings (losses) from subsidiaries	181,039	(15,604)	—	(165,435)	—
Earnings from joint ventures	—	1,603	—	—	1,603
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	173,526	184,961	(10,308)	(165,435)	182,744
Other (expense) income:
Interest expense, net	(142,409)	(11,348)	(10,910)	—	(164,667)
Loss on debt extinguishment	(135,271)	(11,516)	(1,466)	—	(148,253)
Gain on Native American development	—	16,974	—	—	16,974
Change in fair value of derivative instruments	(272)	(19)	—	—	(291)
	(277,952)	(5,909)	(12,376)	—	(296,237)
Net (loss) income	(104,426)	179,052	(22,684)	(165,435)	(113,493)
Less: net loss attributable to noncontrolling interest	—	—	(9,067)	—	(9,067)
Net (loss) income attributable to Station Casinos LLC	$(104,426)	$179,052	$(13,617)	$(165,435)	$(104,426)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$878,301	$7,328	$—	$885,629
Food and beverage	—	237,085	685	—	237,770
Room	—	103,119	3,229	—	106,348
Other	38	63,626	10,863	(4,649)	69,878
Management fees	—	592	29,282	—	29,874
Gross revenues	38	1,282,723	51,387	(4,649)	1,329,499
Promotional allowances	—	(99,453)	(570)	—	(100,023)
Net revenues	38	1,183,270	50,817	(4,649)	1,229,476

Operating costs and expenses:
Casino	—	352,280	2,919	—	355,199
Food and beverage	—	161,001	166	—	161,167
Room	—	41,129	1,977	—	43,106
Other	—	21,239	5,902	—	27,141
Selling, general and administrative	35	278,140	19,530	(4,649)	293,056
Development and preopening	90	221	—	—	311
Depreciation and amortization	3,161	113,540	15,469	—	132,170
Management fee expense	—	43,678	913	—	44,591
Impairment of intangible assets and other assets	—	6,107	6,866	—	12,973
Write-downs and other charges, net	6,020	3,720	677	—	10,417
	9,306	1,021,055	54,419	(4,649)	1,080,131

Operating (loss) income	(9,268)	162,215	(3,602)	—	149,345
Earnings (losses) from subsidiaries	149,961	(1,551)	—	(148,410)	—
Earnings from joint ventures	—	1,773	—	—	1,773
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	140,693	162,437	(3,602)	(148,410)	151,118
Other (expense) income:
Interest expense, net	(127,260)	(51,782)	(10,463)	—	(189,505)
Loss on debt extinguishment	—	(51,796)	—	—	(51,796)
Gain on Native American development	—	102,816	—	—	102,816
Change in fair value of derivative instruments	(115)	(806)	—	—	(921)
	(127,375)	(1,568)	(10,463)	—	(139,406)
Net income (loss)	13,318	160,869	(14,065)	(148,410)	11,712
Less: net loss attributable to noncontrolling interest	—	—	(1,606)	—	(1,606)
Net income (loss) attributable to Station Casinos LLC	$13,318	$160,869	$(12,459)	$(148,410)	$13,318

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE PERIOD FROM JUNE 17, 2011 THROUGH DECEMBER 31, 2011 (amounts in thousands)

	Successor
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$449,443	$3,508	$—	$452,951
Food and beverage	—	119,396	339	—	119,735
Room	—	53,227	1,697	—	54,924
Other	28	34,635	6,504	(1,509)	39,658
Management fees	—	280	13,202	—	13,482
Gross revenues	28	656,981	25,250	(1,509)	680,750
Promotional allowances	—	(51,101)	(250)	—	(51,351)
Net revenues	28	605,880	25,000	(1,509)	629,399

Operating costs and expenses:
Casino	—	176,851	1,415	—	178,266
Food and beverage	—	88,872	107	—	88,979
Room	—	21,327	1,076	—	22,403
Other	—	12,938	3,958	—	16,896
Selling, general and administrative	2	149,413	6,737	(1,509)	154,643
Development and preopening	74	644	—	—	718
Depreciation and amortization	1,274	59,054	6,695	—	67,023
Management fee expense	—	21,603	216	—	21,819
Impairment of intangible assets and other assets	—	2,100	—	—	2,100
Write-downs and other charges, net	554	3,469	18	—	4,041
	1,904	536,271	20,222	(1,509)	556,888

Operating (loss) income	(1,876)	69,609	4,778	—	72,511
Earnings from subsidiaries	42,441	3,445	—	(45,886)	—
Losses from joint ventures	—	(1,533)	—	—	(1,533)
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	40,565	71,521	4,778	(45,886)	70,978

Other (expense) income:
Interest expense, net	(65,658)	(24,615)	(2,026)	—	(92,299)
Gain on early retirement of debt	—	—	1,183	—	1,183
	(65,658)	(24,615)	(843)	—	(91,116)
Net (loss) income	(25,093)	46,906	3,935	(45,886)	(20,138)
Less: net income attributable to noncontrolling interest	—	—	4,955	—	4,955
Net (loss) income attributable to Station Casinos LLC	$(25,093)	$46,906	$(1,020)	$(45,886)	$(25,093)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE PERIOD FROM JANUARY 1, 2011 THROUGH JUNE 16, 2011 (amounts in thousands)

	Predecessors
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$336,874	$2,829	$—	$339,703
Food and beverage	—	85,172	264	—	85,436
Room	—	35,012	1,314	—	36,326
Other	19	22,773	5,280	—	28,072
Management fees	11,588	304	10,461	(11,588)	10,765
Gross revenues	11,607	480,135	20,148	(11,588)	500,302
Promotional allowances	—	(35,430)	(175)	—	(35,605)
Net revenues	11,607	444,705	19,973	(11,588)	464,697

Operating costs and expenses:
Casino	—	134,874	1,163	—	136,037
Food and beverage	—	60,629	88	—	60,717
Room	—	14,753	784	—	15,537
Other	—	7,587	3,235	—	10,822
Selling, general and administrative	72	105,546	4,682	—	110,300
Corporate	15,937	(120)	1	—	15,818
Development and preopening	458	1,294	—	—	1,752
Depreciation and amortization	3,822	55,888	1,452	—	61,162
Management fee expense	—	11,390	198	(11,588)	—
Write-downs and other charges, net	595	3,276	82	—	3,953
	20,884	395,117	11,685	(11,588)	416,098

Operating (loss) income	(9,277)	49,588	8,288	—	48,599
Earnings from subsidiaries	374,495	—	—	(374,495)	—
Earnings (losses) from joint ventures	—	895	(1,840)	—	(945)
Gain on dissolution of joint venture	—	250	—	—	250
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	365,218	50,733	6,448	(374,495)	47,904
Other (expense) income:
Interest expense, net	(24,628)	(9,480)	(9,186)	—	(43,294)
Interest and other expense from joint ventures	—	—	(15,452)	—	(15,452)
Change in fair value of derivative instruments	397	—	—	—	397
	(24,231)	(9,480)	(24,638)	—	(58,349)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS (Continued) FOR THE PERIOD FROM JANUARY 1, 2011 THROUGH JUNE 16, 2011 (amounts in thousands)

	Predecessors
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Income (loss) before income taxes and reorganization items	340,987	41,253	(18,190)	(374,495)	(10,445)
Reorganization items, net	2,883,312	805,460	(428,777)	—	3,259,995
Income (loss) before income taxes	3,224,299	846,713	(446,967)	(374,495)	3,249,550
Income tax benefit (expense)	108,854	(9,856)	8,926	—	107,924
Net income (loss)	3,333,153	836,857	(438,041)	(374,495)	3,357,474
Less: net income attributable to noncontrolling interest	—	—	24,321	—	24,321
Net income (loss) attributable to Station Casinos, Inc./Green Valley Ranch Gaming, LLC	$3,333,153	$836,857	$(462,362)	$(374,495)	$3,333,153

CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME FOR THE YEAR ENDED DECEMBER 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(104,426)	$179,052	$(22,684)	$(165,435)	$(113,493)
Other comprehensive income:
Unrealized gain on interest rate swaps:
Unrealized gain arising during period	772	3,015	—	(3,015)	772
Less: Reclassification of unrealized loss on interest rate swaps into income	13,133	4,444	—	(4,444)	13,133
Unrealized loss on interest rate swaps, net	13,905	7,459	—	(7,459)	13,905
Unrealized loss on available–for–sale securities	(166)	—	—	—	(166)
Other comprehensive income	13,739	7,459	—	(7,459)	13,739
Comprehensive (loss) income	(90,687)	186,511	(22,684)	(172,894)	(99,754)
Less: comprehensive loss attributable to noncontrolling interests	—	—	(9,067)	—	(9,067)
Comprehensive (loss) income attributable to Station Casinos LLC	$(90,687)	$186,511	$(13,617)	$(172,894)	$(90,687)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE YEAR ENDED DECEMBER 31, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$13,318	$160,869	$(14,065)	$(148,410)	$11,712
Other comprehensive loss:
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(18,918)	(5,184)	—	5,184	(18,918)
Less: Reclassification of unrealized loss on interest rate swaps into income	13,187	4,411	—	(4,411)	13,187
Unrealized loss on interest rate swaps, net	(5,731)	(773)	—	773	(5,731)
Unrealized gain on available–for–sale securities	213	—	—	—	213
Other comprehensive loss	(5,518)	(773)	—	773	(5,518)
Comprehensive income (loss)	7,800	160,096	(14,065)	(147,637)	6,194
Less: comprehensive loss attributable to noncontrolling interests	—	—	(1,606)	—	(1,606)
Comprehensive income (loss) attributable to Station Casinos LLC	$7,800	$160,096	$(12,459)	$(147,637)	$7,800

CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME FOR THE PERIOD FROM JUNE 17, 2011 THROUGH DECEMBER 31, 2011 (amounts in thousands)

	Successor
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(25,093)	$46,906	$3,935	$(45,886)	$(20,138)
Other comprehensive loss:
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(25,546)	(8,450)	—	8,450	(25,546)
Less: Reclassification of unrealized loss on interest rate swaps into income	5,499	1,704	—	(1,704)	5,499
Unrealized loss on interest rate swaps, net	(20,047)	(6,746)	—	6,746	(20,047)
Unrealized loss on available–for–sale securities	(107)	—	—	—	(107)
Other comprehensive loss	(20,154)	(6,746)	—	6,746	(20,154)
Comprehensive (loss) income	(45,247)	40,160	3,935	(39,140)	(40,292)
Less: comprehensive income attributable to noncontrolling interests	—	—	4,955	—	4,955
Comprehensive (loss) income attributable to Station Casinos LLC	$(45,247)	$40,160	$(1,020)	$(39,140)	$(45,247)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD FROM JANUARY 1, 2011 THROUGH JUNE 16, 2011 (amounts in thousands)

	Predecessors
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$3,333,153	$836,857	$(438,041)	$(374,495)	$3,357,474
Other comprehensive income (loss):
Unrealized loss on available–for–sale securities, net of tax	25	—	—	—	25
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	(19)	—	—	—	(19)
Other comprehensive income	6	—	—	—	6
Comprehensive income (loss)	3,333,159	836,857	(438,041)	(374,495)	3,357,480
Less: comprehensive income attributable to noncontrolling interests	—	—	24,321	—	24,321
Comprehensive income (loss) attributable to Station Casinos, Inc.	$3,333,159	$836,857	$(462,362)	$(374,495)	$3,333,159

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$123,143	$103,675	$2,305	$—	$229,123
Cash flows from investing activities:
Capital expenditures, net of related payables	(282)	(81,313)	(4,693)	—	(86,288)
Proceeds from sale of land, property and equipment	43	3,412	13	—	3,468
Investment in subsidiaries	—	(19,903)	—	19,903	—
Advances to subsidiaries	(576,216)	—	—	576,216	—
Distributions in excess of earnings from joint ventures	—	315	—	—	315
Distributions from subsidiaries	21,383	10,202	—	(31,585)	—
Native American development costs	—	(3,551)	—	—	(3,551)
Other, net	6	(6,852)	(128)	—	(6,974)
Net cash used in investing activities	(555,066)	(97,690)	(4,808)	564,534	(93,030)

Cash flows from financing activities:
Proceeds from issuance of 7.50% Senior Notes	499,935	—	—	—	499,935
Repayments of Senior Notes	(625,000)	—	—	—	(625,000)
Borrowings under credit agreements with original maturities greater than three months	1,611,622	—	—	—	1,611,622
Payments under credit agreements with original maturities of three months or less, net	(5,000)	—	—	—	(5,000)
Payments under credit agreements with original maturities greater than three months	(936,831)	(573,562)	(2,855)	—	(1,513,248)
Distributions to members and noncontrolling interests	(46,480)	(21,383)	(20,406)	31,585	(56,684)
Debt issuance costs	(33,248)	(2,654)	—	—	(35,902)
Payments on derivative instruments with other-than-insignificant financing element	(7,003)	(2,036)	—	—	(9,039)
Payments on other debt	(1,731)	(822)	(6,799)	—	(9,352)
Advances from parent	—	576,216	—	(576,216)	—
Capital contributions from members	—	—	19,903	(19,903)	—
Capital contributions from noncontrolling interests	—	—	15,316	—	15,316
Net cash provided by (used in) financing activities	456,264	(24,241)	5,159	(564,534)	(127,352)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	24,341	(18,256)	2,656	—	8,741
Balance, beginning of period	2,841	121,840	4,199	—	128,880
Balance, end of period	$27,182	$103,584	$6,855	$—	$137,621

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued) FOR THE YEAR ENDED DECEMBER 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$106,923	$10,272	$45	$—	$117,240
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$—	$11,395	$97	$—	$11,492
Issuance of note payable with option by Fertitta Interactive in exchange for redemption of noncontrolling interest	$—	$—	$4,600	$—	$4,600

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$68,279	$118,640	$19,705	$—	$206,624
Cash flows from investing activities:
Capital expenditures, net of related payables	(1,839)	(57,783)	(2,355)	—	(61,977)
Proceeds from sale of property and equipment	13	895	—	—	908
Acquisition of Fertitta Interactive	—	(8,704)	963	—	(7,741)
Distributions in excess of earnings from joint ventures	—	492	—	—	492
Distributions from subsidiaries	59,525	11,243	—	(70,768)	—
Proceeds from repayment of Native American development costs	—	195,779	—	—	195,779
Native American development costs	—	(19,882)	—	—	(19,882)
Other, net	(45)	(4,666)	(1,396)	—	(6,107)
Net cash provided by (used in) investing activities	57,654	117,374	(2,788)	(70,768)	101,472
Cash flows from financing activities:
Borrowings under credit agreements with original maturities greater than three months	97,000	574,687	—	—	671,687
Payments under credit agreements with original maturities of three months or less, net	(3,400)	(7,800)	—	—	(11,200)
Payments under credit agreements with original maturities greater than three months	(190,110)	(689,251)	(1,250)	—	(880,611)
Cash paid for early extinguishment of debt	—	(9,882)	—	—	(9,882)
Distributions to members and noncontrolling interests	(9,240)	(59,525)	(22,545)	70,768	(20,542)
Deemed distribution	(12,638)	—	—	—	(12,638)
Debt issuance costs	(758)	(15,663)	—	—	(16,421)
Payments on other debt	(1,526)	(514)	153	—	(1,887)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued) FOR THE YEAR ENDED DECEMBER 31, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Capital contributions from noncontrolling interests	—	—	8,616	—	8,616
Net cash used in financing activities	(120,672)	(207,948)	(15,026)	70,768	(272,878)
Cash and cash equivalents:
Increase in cash and cash equivalents	5,261	28,066	1,891	—	35,218
Balance, beginning of period	(2,420)	93,774	2,308	—	93,662
Balance, end of period	$2,841	$121,840	$4,199	$—	$128,880
Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$72,586	$36,265	$24	$—	$108,875
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$—	$22,038	$245	$—	$22,283
Equity issued to noncontrolling interests in Fertitta Interactive in settlement of notes payable	$—	$—	$8,148	$—	$8,148

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM JUNE 17, 2011 THROUGH DECEMBER 31, 2011 (amounts in thousands)

	Successor
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$4,071	$76,536	$(16,122)	$—	$64,485
Cash flows from investing activities:
Capital expenditures, net of related payables	2,018	(28,755)	(188)	—	(26,925)
Proceeds from sale of property and equipment	—	244	1	—	245
Distributions in excess of earnings from joint ventures	—	882	—	—	882
Distributions from subsidiaries	1,024	5,944	—	(6,968)	—
Proceeds from repayment of Native American development costs	—	—	32,305	—	32,305
Native American development costs	—	(4,816)	(57)	—	(4,873)
Other, net	—	(2,482)	9	—	(2,473)
Net cash provided by (used in) investing activities	3,042	(28,983)	32,070	(6,968)	(839)
Cash flows from financing activities:
Borrowings under credit agreements with original maturities of three months or less, net	8,400	7,800	—	—	16,200
Payments under credit agreements with original maturities greater than three months	(23,246)	(61,891)	(712)	—	(85,849)
Distributions to members and noncontrolling interests	(56)	(1,204)	(11,471)	6,968	(5,763)
Debt issuance costs	(386)	(81)	—	—	(467)
Payments on other debt	(769)	(324)	(4,367)	—	(5,460)
Net cash used in financing activities	(16,057)	(55,700)	(16,550)	6,968	(81,339)
Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(8,944)	(8,147)	(602)	—	(17,693)
Balance, beginning of period	6,524	101,921	2,910	—	111,355
Balance, end of period	$(2,420)	$93,774	$2,308	$—	$93,662

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$33,181	$15,916	$2,750	$—	$51,847

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM JANUARY 1, 2011 THROUGH JUNE 16, 2011 (amounts in thousands)

	Predecessors
	Parent	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(1,944,276)	$(448,673)	$(11,767)	$—	$(2,404,716)
Cash flows from investing activities:
Capital expenditures, net of related payables	(5,658)	(9,274)	(166)	—	(15,098)
Proceeds from sale of property and equipment	1	199	—	—	200
Distributions in excess of earnings from joint ventures	—	2,042	—	—	2,042
Native American development costs	—	(1,878)	(353)	—	(2,231)
Other, net	17,872	(21,294)	(132)	—	(3,554)
Net cash provided by (used in) investing activities	12,215	(30,205)	(651)	—	(18,641)
Cash flows from financing activities:
Borrowings under Successor credit agreements with original maturities greater than three months	1,660,000	435,704	—	—	2,095,704
Payments under term loan with original maturities greater than three months	(625)	—	—	—	(625)
Debt issuance costs	(1,619)	—	—	—	(1,619)
Payments on other debt	(6)	(150)	(730)	—	(886)
Proceeds from issuance of voting and non-voting units	279,000	—	—	—	279,000
Net cash provided by (used in) financing activities	1,936,750	435,554	(730)	—	2,371,574
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	4,689	(43,324)	(13,148)	—	(51,783)
Balance, beginning of period	1,835	145,245	16,058	—	163,138
Balance, end of period	$6,524	$101,921	$2,910	$—	$111,355

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$16,715	$18,701	$179	$—	$35,595

22.    Quarterly Financial Information (Unaudited)
The following tables present the Company's quarterly results of operations (amounts in thousands):

	Year Ended December 31, 2013
	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$311,791		$316,579	$304,696	$328,412	(b)
Operating income	47,693		47,388	35,566	50,494
Net (loss) income	(142,146)	(a)	7,366	(4,968)	26,255	(c)
Net (loss) income attributable to Station Casinos LLC	(140,792)		7,296	(4,696)	33,766

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$318,199	$312,339	$295,788	$303,150
Operating income	57,995	49,450	7,395	34,505
Net income (loss)	8,920	7,139	5,512	(9,859)
Net income (loss) attributable to Station Casinos LLC	6,834	6,547	7,799	(7,862)
______________________________________________

(a)	Includes $146.8 million loss on debt extinguishment resulting from the March 2013 refinancing transactions.

(b)	Includes development and management fees totaling $14.7 million from Graton Resort, which opened on November 5, 2013.

(c)	Includes $17.0 million gain on repayment of advances to Graton Resort.
The amounts presented above include the results of operations of Fertitta Interactive for periods subsequent to April 30, 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on our assessment we believe that, as of December 31, 2013, the Company's internal control over financial reporting is effective based on those criteria.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2013, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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
Set forth below are the names, ages, positions and biographical information of our managers and executive officers.

Name	Age	Position
Frank J. Fertitta III (*)	52	Manager and Chief Executive Officer
Stephen L. Cavallaro	56	President and Chief Operating Officer
Marc J. Falcone	41	Executive Vice President, Chief Financial Officer and Treasurer
Richard J. Haskins	50	Executive Vice President, General Counsel and Secretary
Scott M Nielson	56	Executive Vice President and Chief Development Officer
Lorenzo J. Fertitta (*)	45	Manager
Robert A. Cashell, Jr.	48	Manager
James E. Nave, D.V.M.	69	Manager
Robert E. Lewis	68	Manager
_______________________________________________

(*) Frank J. Fertitta III and Lorenzo J. Fertitta are brothers.
Set forth below is a description of the backgrounds, including business experience, for each of our managers and executive officers.
Frank J. Fertitta III.  Mr. Fertitta has been the Chief Executive Officer of Fertitta Entertainment since April 2011, our Chief Executive Officer since January 2011, and a member of our Board of Managers since June 2011. Mr. Fertitta also served as our President from January 2011 to October 2012. Mr. Fertitta served as Chairman of the Board of STN from February 1993, Chief Executive Officer of STN from July 1992 and President of STN from July 2008, in each case through June 17, 2011,  Mr. Fertitta also served as President of STN from 1989 until July 2000. He has held senior management positions since 1985, when he was named General Manager of Palace Station. He was elected a director of STN in 1986, at which time he was also appointed Executive Vice President and Chief Operating Officer. Mr. Fertitta is a co-owner of Fertitta Entertainment and Zuffa, LLC which is the parent company of the Ultimate Fighting Championship, a martial arts promotion organization.  We believe that Mr. Fertitta's experience and business expertise in the gaming industry, as well as his position as one of our principal equityholders, give him the qualifications and skills to serve as a Manager.
Stephen L. Cavallaro. Mr. Cavallaro has served as President of Fertitta Entertainment and the Company since October 2012, and as Chief Operating Officer of Fertitta Entertainment and the Company since June 17, 2013. Mr. Cavallaro served as the Chairman, President and Chief Executive Officer of Cavallaro Consulting Group from 2005 to 2012. From 2001 to 2004, Mr. Cavallaro was Executive Vice President and Chief Operating Officer of Station Casinos, Inc. From 2000 to 2001, he served as Chairman, President and CEO of Cavallaro Consulting Group. Mr. Cavallaro served as President and Chief Executive Officer of Travelscape.com from 1999 to 2000. Mr. Cavallaro served as Executive Vice President and Chief Operating Officer of Harveys Casino Resorts from 1996 to 1999. From 1994 to 1995, he served as Senior Vice President and General Manager of Hard Rock Hotel & Casino.

Marc J. Falcone.  Mr. Falcone has served as Chief Financial Officer of Fertitta Entertainment since November 2010 and our Chief Financial Officer since January 2011. Mr. Falcone also serves as our Treasurer.  From June 2008 to October 2010, Mr. Falcone worked at Goldman Sachs with responsibilities including restructuring focused on the hospitality and gaming sectors under that firm's Whitehall division. From May 2006 to June 2008 Mr. Falcone was a senior analyst at Magnetar Capital, LLC (an alternative asset management firm), covering the gaming, lodging, leisure, REIT and airline industries.  From

May 2002 to June 2006, Mr. Falcone was a Managing Director for Deutsche Bank Securities Inc. covering gaming, lodging and leisure companies and was recognized as one of the industry's top analysts.  Prior to joining Deutsche Bank Securities Inc., Mr. Falcone worked for Bear Stearns & Co., also covering the gaming, lodging, and leisure industries.

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

Lorenzo J. Fertitta.  Mr. Fertitta has served as a member of our Board of Managers since June 2011 and served as Vice Chairman of the Board of STN from December 2003 and as a director from 1991, in each case through June 17, 2011. Mr. Fertitta also served as President of STN from July 2000 until June 30, 2008. Mr. Fertitta is a co-owner of Fertitta Entertainment and Zuffa, LLC and has served as the chairman and chief executive officer of Zuffa since June 2008. From 1991 to 1993, he served as Vice President of STN. Mr. Fertitta served as President and Chief Executive Officer of Fertitta Enterprises, Inc. from June 1993 to July 2000, where he was responsible for managing an investment portfolio consisting of marketable securities and real property. Mr. Fertitta served as a member of the Board of Directors of the Nevada Resort Association from 2001 to 2008. Mr. Fertitta served as a director of the American Gaming Association from December 2005 to May 2008 and as a commissioner on the Nevada State Athletic Commission from November 1996 until July 2000. We believe that Mr. Fertitta's experience and business expertise in the gaming industry, as well as his position as one of our principal equityholders, give him the qualifications and skills to serve as a Manager.

Robert A. Cashell, Jr.  Mr. Cashell has served as a member of our Board of Managers since June 2011. He has been involved in the gaming industry for over 25 years, beginning in management training in 1979 at Boomtown Hotel and Casino in Northern Nevada. From 1991 to 1998, Mr. Cashell served as General Manager of the Horseshoe Club in Reno, Nevada. Since 1995, Mr. Cashell has also served as President of Northpointe Sierra, Inc. which owns and operates 5 casinos within TA and Petro Travel Centers in northern and southern Nevada under the brand name Alamo Casino. Since 2001, Mr. Cashell has owned and served as President of Topaz Lodge and Casino in Gardnerville, Nevada. Between 2003 and 2007, Mr. Cashell managed other gaming properties in Nevada on behalf of owners and investment groups. In 2013, Mr. Cashell acquired the Winners Inn and Pete's Gambling Hall in Winnemucca, Nevada and serves as the company's President. Since 2000, Mr. Cashell has served as the Chairman of Heritage Bancorp and Heritage Bank of Nevada. We believe that Mr. Cashell's experience and business experience in the gaming industry give him the qualifications and skills to serve as a Manager.

James E. Nave, D.V.M.  Dr. Nave has served as a member of our Board of Managers since June 2011 and served as a director of STN from March 2001 until June 17, 2011. During that period, he was the Chairman of the Audit Committee and served on the Governance and Compensation Committee. Dr. Nave has been an owner of the Tropicana Animal Hospital since 1974 and has been the owner and manager of multiple veterinary hospitals since 1976. Dr. Nave served on the Board of Directors of Bank of Nevada (formerly Bank West of Nevada) from 1994 to January 2014. Dr. Nave has served on the Board of Directors of Western Alliance Bancorporation since 2003, where he also serves as a member of the Audit and Compensation Committees. Dr. Nave also served as the Director of International Affairs for the American Veterinary Medical Association (the "AVMA") from July 2001 to July 2013. Previously Dr. Nave served as the Globalization Liaison Agent for Education and Licensing of the AVMA, and he was also the Chairperson of the AVMA's National Commission for Veterinary Economics Issues from 2001 through July 2007. In addition, Dr. Nave is a member and past President of the Nevada Veterinary Medical Association, the Western Veterinary Conference and the American Veterinary Medical Association. He is also a member of the

Clark County Veterinary Medical Association, the National Academy of Practitioners, the American Animal Hospital Association and previously served on the Executive Board of the World Veterinary Association. Dr. Nave was the chairman of the University of Missouri College of Veterinary Medicine Development Committee from 1984 to 1992. He was also a member of the Nevada State Athletic Commission from 1988 to 1999 and served as its chairman from 1989 to 1992 and from 1994 to 1996. We believe that Dr. Nave's financial and business expertise, including his diversified background of managing and directing a variety of public and private organizations, give him the qualifications and skills to serve as a Manager.

Robert E. Lewis.  Mr. Lewis has served as a member of our Board of Managers since June 2011 and served as a director of STN from May 2004 until November 2007.  While a Director of STN, he served on the Audit and Governance and Compensation Committees. Mr. Lewis has served as president of the Nevada Division of Lewis Operating Corp., a builder and owner of rental communities, shopping centers, office buildings and industrial parks of distinction, since December 1999. Mr. Lewis became the president of the Nevada Region of Kaufman and Broad Home Corporation upon the merger of Lewis Homes Management Corp. and Kaufman and Broad Home Corporation in January 1999. He served in that capacity until December 1999. Prior to the merger, Mr. Lewis ran the Nevada operations of the Lewis Homes group of companies and its affiliates for 25 years. He has served as a director for the National Association of Home Builders and as a director and President of the Southern Nevada Home Builders Association from 1987 to 1988. Mr. Lewis served on the Executive Committee of the Nevada Development Authority, served as its Legislative Committee Co-Chairman for a number of years, and was its Secretary from 1995 to 1997. He served as the Chairman of the Las Vegas District Council of the Urban Land Institute from 2002 to 2005 and served on the Clark County Community Growth Task Force from 2004 to 2005. We believe that Mr. Lewis's experience and business expertise give him the qualifications and skills to serve as a Manager.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and managers who directly or indirectly beneficially own more than 10% of our equity securities to file reports of ownerships on Forms 3, 4 and 5 with the SEC. Executive officers, directors and 10% stockholders are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 they file. Based solely on our review of the copies of such forms we have received, we believe that all of our executive officers, managers and greater than 10% beneficial owners complied with all of the filing requirements applicable to them with respect to transactions during 2013.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our directors, managers, officers (including our principal executive officer and principal financial officer) and employees. The Code of Ethics and any waivers or amendments to the Code of Ethics are available on our website at www.sclv.com. Printed copies are also available to any person without charge, upon request directed to our Corporate Secretary, 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135.
Audit Committee Financial Expert
Our Board of Managers has a separately designated standing Audit Committee, which is composed of Dr. James E. Nave, D.V.M., Robert E. Lewis and Robert A. Cashell, Jr. In light of the absence of a public trading market for our Units, our Board of Managers has not designated any member of the Audit Committee as an "audit committee financial expert" nor has it designated any member of the Board of Managers as a "lead independent director." We believe that Dr. Nave and Messrs. Lewis and Cashell would be considered independent directors (as independence is defined in Section 303A.02 of the listing standards of the NYSE).
Board Leadership Structure and Risk Oversight
We do not have a formal policy regarding the separation of the roles of Chief Executive Officer and Manager, as we believe making that determination based on the position and direction of the Company and the membership of the Board of Managers is in our best interest. Frank J. Fertitta III serves as member of our Board of Managers and our Chief Executive Officer . The Board of Managers determined that the combination of these roles is in the best interest of our stakeholders because this structure makes the best use of Mr. Fertitta's extensive knowledge of the Company and its industry, as well as fostering greater communication between our management and our Board of Managers.
The Board of Managers as a whole oversees our risk management activities, and receives regular reports from our risk management and compliance departments. In addition, our Board of Managers has assigned the Audit Committee primary responsibility for the oversight of risk management activities related to financial risk.

We do not currently have a formal policy with respect to the consideration of diversity in identifying director nominees.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This section discusses the material elements of the compensation of each of our executive officers as of December 31, 2013 identified below, whom we refer to as our "Named Executive Officers":

•	Frank J. Fertitta III, Manager and Chief Executive Officer;

•	Stephen L. Cavallaro, President and Chief Operating Officer;

•	Marc J. Falcone, Executive Vice President, Chief Financial Officer and Treasurer;

•	Richard J. Haskins, Executive Vice President, General Counsel and Secretary;

•	Scott M Nielson, Executive Vice President and Chief Development Officer; and

•	Kevin L. Kelley, Former Executive Vice President.
All of our Named Executive Officers are or were employees of Fertitta Entertainment. The Named Executive Officers are not compensated directly by the Company; however, they receive compensation for services as our executive officers from Fertitta Entertainment, to whom we pay management fees. See Item 13—Certain Relationships and Related Transactions, and Director Independence for additional information about our management relationship with affiliates of Fertitta Entertainment. As a result of the management arrangements, the compensation of our Named Executive Officers is determined exclusively by Fertitta Entertainment and we do not influence the determination of the amount or elements of such compensation. Accordingly, we do not have an executive compensation program for such officers.
Set forth below is information about all compensation for services rendered to us or our subsidiaries by each Named Executive Officer in all capacities for the period beginning on June 17, 2011, the date that we acquired the assets of STN and Fertitta Entertainment began providing services to us pursuant to the Management Agreements, through December 31, 2013. We did not provide compensation to Fertitta Entertainment or the Named Executive Officers prior to June 17, 2011.
Compensation Committee Report
We do not have a separate compensation committee. We, as the Board of Managers, have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on this review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2013.
Respectfully Submitted,

Frank J. Fertitta III
Lorenzo J. Fertitta
Robert A. Cashell, Jr.
James E. Nave, D.V.M.
Robert E. Lewis

SUMMARY COMPENSATION TABLE
The following table sets forth information regarding compensation paid by Fertitta Entertainment to our Named Executive Officers for services rendered to us in all executive capacities during the years ended December 31, 2013 and 2012, and the period from June 17, 2011 through December 31, 2011.

Name and Principal Position	Year	Salary ($)(a)	Bonus ($)(b)	Stock Awards ($)(c)	Option Awards ($)(d)	All Other Compensation ($)(e)	Total ($)
Frank J. Fertitta III	2013	$1,000,000	$1,000,000	$—	$—	$394,500	$2,394,500
Chairman of the Board	2012	1,000,000	1,000,000	—	—	444,149	2,444,149
and Chief Executive Officer	2011	523,077	1,000,000	—	—	180,365	1,703,442

Stephen L. Cavallaro	2013	1,030,493	1,000,000	—	—	51,309	2,081,802
President and Chief Operating Officer	2012	219,484	750,000	—	—	41,057	1,010,541

Marc J. Falcone	2013	529,011	500,000	—	—	34,924	1,063,935
Executive Vice President,	2012	537,692	375,000	—	—	120,018	1,032,710
Chief Financial Officer and Treasurer	2011	266,017	1,063,700	—	—	51,128	1,380,845

Richard J. Haskins	2013	521,586	500,000	—	—	17,900	1,039,486
Executive Vice President,	2012	518,846	375,000	—	—	16,010	909,856
General Counsel and Secretary	2011	261,538	250,000	—	—	12,400	523,938

Scott M Nielson	2013	521,586	375,000	—	—	25,671	922,257
Executive Vice President and	2012	518,846	375,000	—	—	19,201	913,047
Chief Development Officer	2011	261,538	250,000	—	—	16,210	527,748

Former Officer:
Kevin L. Kelley (f)	2013	670,625	375,000	—	—	26,066	1,071,691
Executive Vice President	2012	768,846	562,500	—	—	29,816	1,361,162
	2011	392,308	375,000	—	—	22,564	789,872
_____________________________________

(a)	Amounts shown are salary amounts earned without consideration as to the year of payment.

(b)	Amounts represent discretionary bonuses earned without consideration as to the year of payment.

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

(e)    All Other Compensation for 2013 consisted of the following:

Benefits and Perquisites ($)	Frank J. Fertitta III		Stephen L. Cavallaro		Marc J. Falcone		Richard J. Haskins	Scott M Nielson	Kevin L. Kelley
Life insurance	$216,890		$26,005		$4,005		$2,700	$6,090	$6,860
Supplemental long-term disability	—		—		—		—	6,660	9,701
Executive medical	88,025		23,693		12,829		7,000	2,921	9,505
Tax preparation services	—		—		4,200		8,200	10,000	—
Other	89,585	(i)	1,611	(ii)	13,890	(iii)	—	—	—
Total	$394,500		$51,309		$34,924		$17,900	$25,671	$26,066
________________________________________________
(i)    Represents personal use of aircraft leased by Fertitta Entertainment.
(ii)    Represents a non-cash gift.

(iii)	Represents vesting of a retention payment made to Mr. Falcone by Fertitta Entertainment on March 1, 2010 pursuant to his employment arrangement.

(f)	Mr. Kelley resigned as an employee of Fertitta Entertainment and as our officer on September 30, 2013.

Discussion of Summary Compensation Table
The annual base salary for each Named Executive Officer other than Frank J. Fertitta III is set forth in his employment agreement with Fertitta Entertainment. Mr. Fertitta does not have an employment agreement with Fertitta Entertainment. The base salary for each of the Named Executive Officers is reviewed on an annual basis and is subject to adjustment (for increase but not for decrease) based on an evaluation of the executive's performance. Actual base salary amounts, stock awards, cash bonus awards and other compensation for 2013 were determined by Fertitta Entertainment's managing members. The base salaries, stock awards, cash bonus awards and other compensation that were awarded to each Named Executive Officer during the years ended December 31, 2013 and December 31, 2012 and the period from June 17, 2011 through December 31, 2011 are detailed in the above tables. A description of the material terms of the Named Executive Officers' employment agreements is set forth below.
Fertitta Entertainment entered into employment agreements with Mr. Cavallaro on October 10, 2012, with Mr. Falcone on October 29, 2009, and with Messrs. Haskins and Nielson as of June 16, 2011 (collectively, the "Employment Agreements"). All of the Employment Agreements have five-year terms, but are subject to automatic three-year extensions unless Fertitta Entertainment or the Named Executive Officer who is party thereto gives notice at least 30 days prior to the end of the then-current term or unless the employment agreement is otherwise terminated pursuant to the terms of such agreement. The Employment Agreements do not prohibit the Named Executive Officers from engaging in charitable and community affairs or managing personal investments during the term of their employment.
Each Employment Agreement provides for a base salary (to be reviewed annually for increase but not decrease) and an annual cash bonus to be based on the Named Executive Officer's performance and to be determined by Fertitta Entertainment's managing members.
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
Equity-Based Compensation
Following the consummation of the Restructuring Transactions, long-term incentive compensation is provided to the Named Executive Officers in the form of an indirect interest in non-voting limited liability company membership interests in Fertitta Entertainment and FI Station Investor. The purpose of the indirect interest in membership interests of Fertitta Entertainment (the "FE Profit Units") and FI Station Investor (the "FI Profit Units" and, together with the FE Profit Units, the "Profit Units") is to allow certain officers and members of our management to participate in our long-term growth and financial success through indirect ownership of an interest in Fertitta Entertainment, the manager of our properties, and FI Station Investor, an indirect owner of a majority equity interest in the Company. Each Named Executive Officer (with the exception of Mr. Fertitta) or, in certain cases, a family trust that benefits only the Named Executive Officer and specified family members, has received an award of FE Profit Units and FI Profit Units.
The FE Profit Units held by Messrs. Haskins and Nielson are scheduled to vest in five equal installments beginning June 16, 2011 and each of the first four anniversaries thereof. The FE Profit Units held by Mr. Falcone are scheduled to vest in five equal annual installments on the anniversary of the effective date of his employment agreement with Fertitta Entertainment. The FI Profit Units held by each of the Named Executive Officers (other than Mr. Cavallaro) vest in four equal annual installments beginning on October 28, 2012 and on each of the first three anniversaries thereof. The Profit Units held by Mr. Cavallaro are scheduled to vest in installments of 25% on each of October 10, 2013 and 2014 with the remaining 50% scheduled to vest on October 10, 2015. In addition, vesting of unvested Profit Units will be accelerated upon certain change-of-control events. Unvested Profit Units are subject to forfeiture upon termination of employment of the holder thereof. Vested Profit Units are subject to call rights of Fertitta Entertainment or FI Station Investor, as applicable, in the event of termination of employment of the holder thereof for any reason, forfeiture in the event of termination of employment of the holder for specified acts or violations of employment agreements. The FE Profit Units permit the holders thereof to participate in distributions made by Fertitta Entertainment following the return of capital contributions to the holders of common units of

Fertitta Entertainment. The FI Profit Units permit the holders thereof to participate in distributions made by FI Station Investor following the return of capital contributions and a return on investment of 15% per annum to the holders of common units of FI Station Investor. The FE Profit Units and FI Profit Units held by the Named Executive Officers as of December 31, 2013 represent approximately 10.2% and 8.0% of the total outstanding units in Fertitta Entertainment and FI Station Investor, respectively.

OUTSTANDING EQUITY AWARDS
The following table sets forth information concerning all unvested equity-based awards held by the Named Executive Officers as of December 31, 2013. Mr. Kelley does not have any outstanding unvested equity-based awards.

Profit Unit Awards
Name	Number of Profit Units That Have Not Vested (#)(a)	Market Value of Profit Units That Have Not Vested ($)(b)
Frank J. Fertitta III	—	—
Stephen L. Cavallaro (1)	2,250 FE	—
4,064,027 FI
Marc J. Falcone (2)	500 FE
	2,257,793 FI	—
Richard J. Haskins (3)	1,000 FE
	2,257,793 FI	—
Scott M Nielson (4)	1,000 FE
	2,257,793 FI	—

(a)	Represents indirect interest in profit units of Fertitta Entertainment and FI Station Investor.

(1)	Mr. Cavallaro's unvested awards will vest as follows:
750 FE Profit Units will vest on October 10, 2014 and 1,500 FE Profit Units will vest on October 10, 2015. 1,354,676 FI Profit Units will vest on October 10, 2014 and 2,709,351 Profit Units will vest on October 10, 2015.

(2)	Mr. Falcone's unvested awards will vest as follows:
500 FE Profit Units will vest on October 29, 2014. 1,128,896.5 FI Profit Units will vest on each of October 28, 2014 and October 28, 2015.

(3)	Mr. Haskins' unvested awards will vest as follows:
500 FE Profit Units will vest on each of June 16, 2014 and June 15, 2015. 1,128,896.5 FI Profit Units will vest on October 28, 2014 and October 28, 2015.

(4)	Mr. Nielson's unvested awards will vest as follows:
500 FE Profit Units will vest on each of June 16, 2014 and June 15, 2015. 1,128,896.5 FI Profit Units will vest on October 28, 2014 and October 28, 2015.
All vesting is conditioned upon such named executive officer being an employee of Fertitta Entertainment or an affiliate of Fertitta Entertainment on the vesting date.

(b)
The market value of the unvested awards is not readily determinable as they represent indirect interests in profit units of private limited liability companies. The obligations with respect to FE Profit Units and FI Profit Units are obligations exclusively of Fertitta Entertainment and FI Station Investor, respectively. As such, none of the Named

Executive Officers has received any payments from us in connection with such Profit Units and neither we nor our subsidiaries are obligated, nor do we expect, to directly pay any amounts in respect of such Profit Units.

PROFIT UNITS VESTED DURING 2013
The following table sets forth information concerning the vesting of Profit Unit awards during the year ended December 31, 2013:

Profit Unit Awards
Name	Number of Profit Units Acquired on Vesting (#)(a)	Value Realized on Vesting ($)(b)
Frank J. Fertitta III	—	—
Stephen L. Cavallaro	750 FE	$570,000	(c)
	1,354,676 FI	—
Marc. J. Falcone	500 FE	—
	1,128,897 FI	—
Richard J. Haskins	500 FE	—
	1,128,897 FI	—
Scott M Nielson	500 FE	—
	1,128,897 FI	—
Kevin L. Kelley	500 FE	—
	564,448 FI	—

(a)	Represents the vesting of FE Profit Units and FI Profit Units.

(b)
The market value of the vested Profit Unit awards is not readily determinable as they represent indirect interests in profit units of private limited liability companies. The obligations with respect to FE Profit Units and FI Profit Units are obligations exclusively of Fertitta Entertainment and FI Station Investor, respectively. As such, none of the Named Executive Officers has received any payments from us in connection with such Profit Units and neither we nor our subsidiaries are obligated, nor do we expect, to pay any amounts in respect of such Profit Units.

(c)	Represents the aggregate dollar amount realized on transfer of FE Profit Units during the year ended December 31, 2013.
POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE IN CONTROL
As described in "Compensation Discussion and Analysis—Employment Agreements", each of the Named Executive Officers (other than Frank J. Fertitta III) is party to an employment agreement that requires Fertitta Entertainment to make payments and provide benefits to such Named Executive Officer upon the termination of his employment with Fertitta Entertainment under various scenarios. The Employment Agreements do not provide for any additional payments or benefits under a voluntary termination of employment by the Named Executive Officer or involuntary termination by us for Cause (as defined in the Employment Agreements). Under those scenarios, the Named Executive Officers are only entitled to their accrued and unpaid obligations, such as salary.
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
The definition of "Cause" under the Employment Agreements of Messrs Falcone, Haskins and Nielson contains an additional proviso that the applicable Named Executive Officer has been determined by the managing members (or their designees) of Fertitta Entertainment to have breached a material representation of the applicable Named Executive Officer in the Employment Agreement.
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
Payments Upon Change in Control
Upon the occurrence of a change of control at the Company, the FI Profit Units will immediately vest. The vesting schedule of the FE Profit Units is not affected by a change of control of the Company. The market value of the FI Profit Units is not readily determinable as they represent indirect interests in profit units of a private limited liability company. The obligations with respect to the FI Profit Units and the FE Profit Units are obligations exclusively of FI Station Investor and Fertitta Entertainment, respectively. As such, none of the Named Executive Officers would receive any payments from us in connection with the vesting of the FI Profit Units upon a change of control of the Company.

MANAGER COMPENSATION FOR 2013
The following table discloses the compensation for members of our Board of Managers for the year ended December 31, 2013:

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Frank J. Fertitta III	$125,000	$—	$125,000
Lorenzo J. Fertitta	125,000	38,457	163,457
James E. Nave, D.V.M.	125,000	—	125,000
Robert A. Cashell, Jr.	125,000	—	125,000
Robert E. Lewis	125,000	—	125,000
Discussion of Manager Compensation Table
Each member of our Board of Managers receives cash compensation for services to us, including service on committees of our Board of Managers. Compensation paid to members of our Board of Managers is $125,000 annually, which is paid in 12 equal monthly installments of $10,417. Lorenzo J. Fertitta's other compensation represents medical benefits. Amounts shown are the amounts earned without consideration as to the year of payment.

GOVERNANCE AND COMPENSATION COMMITTEE
INTERLOCKS AND INSIDER PARTICIPATION
Since we do not have a standing compensation committee, governance and compensation decisions are made by our entire board, subject to supermajority approval to the extent required pursuant to the Equityholders Agreement. The members of our Board of Managers are Frank J. Fertitta III, Lorenzo J. Fertitta, Dr. James E. Nave, D.V.M., Robert A. Cashell, Jr., and Robert E. Lewis. Frank J. Fertitta III is an officer of the Company and of certain of our subsidiaries. During the year ended December 31, 2013, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, other than Fertitta Entertainment, whose executive officers served as a manager or member of our Board of Managers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
We have two classes of membership interests: (1) Voting Units and (2) Non-Voting Units. The following table shows the beneficial ownership of our membership interests of our Managers, Named Executive Officers and each person who, as of March 14, 2014, beneficially owned more than 5% of our membership interests.

Name and Address of Beneficial Owner	Voting Units	% of Voting Units	Non-Voting Units	% of Non-Voting Units
Station Voteco LLC (a)	100.0	100.0%	—	—%
Station Holdco LLC (b)	—	—%	100.0	100.0%
FI Station Investor LLC	—	—%		58.4%	*
German American Capital Corporation (c)	—	—%		25.0%	*
Oaktree SC Investments CTB, LLC (d)				5.6%	*
FMR LLC (e)				8.7%	*
Frank J. Fertitta III	61.4	61.4%		58.4%	*
Lorenzo J. Fertitta	61.4	61.4%		58.4%	*
Robert A. Cashell, Jr.	38.6	38.6%		—%
Named Executive Officers and Managers as a Group (f)	100.0	100.0%		58.4%
_______________________________________________________________________________
*    Represents beneficial ownership interest in units of Station Holdco.

(a)
All of our voting membership interests are owned by Station Voteco. Station Voteco is owned in the percentages described in the table above by (i) Frank J. Fertitta III, our Chief Executive Officer, (ii) Lorenzo J. Fertitta, and (iii) Robert A. Cashell Jr., who is designated as a member of Station Voteco by German American Capital Corporation. Frank J. Fertitta III and Lorenzo J. Fertitta own their interests in Station Voteco indirectly through their respective 50% interests in Fertitta Station Voteco Member LLC. The address of Station Voteco LLC and each of Messrs. Frank J. Fertitta III, Lorenzo J. Fertitta and Robert A. Cashell, Jr. is 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
At December 31, 2013, none of our equity securities are authorized for issuance under equity compensation plans.

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

•	Management Agreement between NP Tropicana LLC and FE Landco Management LLC for the operation and management of Wild Wild West Gaming Hall & Hotel.

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
During the year ended December 31, 2013, we recognized management fee expense totaling $46.8 million pursuant to the Management Agreements. In addition, we allocate the costs of certain shared services to Fertitta Entertainment, primarily costs related to occupancy of a portion of our corporate office building and services provided by our human resources and regulatory personnel. For the year December 31, 2013, costs allocated to Fertitta Entertainment for shared services totaled $1.4 million.
Credit Agreements and Restructured Land Loan
On June 17, 2011, we entered into the Propco Credit Agreement, the Original Opco Credit Agreement and the Restructured Land Loan with certain lenders that include Deutsche Bank AG Cayman Islands Branch ("Deutsche Bank"). On September 28, 2012, we entered into the Opco Credit Agreement with certain lenders that included Deutsche Bank. The Opco Credit Agreement and Propco Credit Agreement were subsequently refinanced with borrowings under that certain Credit Agreement dated as of March 1, 2013, by and among the Company, the financial institutions from time to time named therein, and Deutsche Bank, as Administrative Agent, and Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners (the "Credit Agreement"), and proceeds of our offering of our 7.50% Senior Notes due 2021 (the "7.50% Senior Notes"). An affiliate of Deutsche Bank acted as a lead joint book running manager with respect to the offering of the 7.50% Senior Notes. German American Capital Corporation, an affiliate of Deutsche Bank, owns approximately 25% of the units of Station Holdco, the owner of all of our Non-Voting Units, has the right to designate members that hold 38.6% of the units of Station Voteco, the owner of all of our Voting Units, and has the right to designate up to two individuals to serve on our Board of Managers. The members of our Board of Managers that are designated by German American Capital Corporation could be deemed to have a material direct or indirect interest in the Credit Agreement and the Restructured Land Loan by virtue of its relationship with Deutsche Bank.
Boulder Station Lease
We lease 27 acres of land on which a portion of Boulder Station is located pursuant to a ground lease which was assumed in the Restructuring Transactions. We lease this land from KB Enterprises, a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the "Related Lessor"). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III, who is a member of our Board of Managers and Chief Executive Officer, and Lorenzo J. Fertitta, who is a member of our Board of Managers. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $222,933 through June 2023, subject to periodic increases commensurate with the fair market value of the land and a cost of living factor. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party. See Item 2. Properties for details on the Boulder Station lease.
Texas Station Lease
We lease 47 acres of land on which Texas Station is located pursuant to a ground lease which was assumed in the Restructuring Transactions. We lease this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $337,417 through July 2015, subject to periodic increases commensurate with the fair market value of the land and a cost of living factor. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party. See Item 2. Properties for details on the Texas Station lease.

Fertitta Interactive Investment
On November 16, 2012, we acquired a 50.1% ownership interest in Fertitta Interactive from affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta for a purchase price of approximately $20.7 million. Entities owned by Frank J. Fertitta III and Lorenzo J. Fertitta own a 25% interest in Fertitta Interactive. During the year ended December 31, 2013, Fertitta Interactive redeemed the equity interests of one of its noncontrolling interest holders and as a result, our ownership interest in Fertitta Interactive increased to 57.3%.
Fertitta Acquisitionsco Services Agreement
Fertitta Acquisitionsco LLC, a subsidiary of Fertitta Interactive, acquired substantially all of the assets of Cyberarts Licensing LLC on October 24, 2011.  In connection with such acquisition, Acquisitionsco entered into a Services Agreement with Fertitta Entertainment (as amended, the “Services Agreement”) for the provision of managerial, legal, accounting, human resources and technical services.  Pursuant to the Services Agreement,  Fertitta Acquisitionsco pays a monthly fee of approximately $59,000 to Fertitta Entertainment in exchange for such services.

Zuffa, LLC
Station has purchased tickets to events held by Zuffa, LLC ("Zuffa") which is the parent company of the Ultimate Fighting Championship ("UFC") and is owned by Frank J. Fertitta III and Lorenzo J. Fertitta. For the year ended December 31, 2013, we made payments to Zuffa totaling approximately $0.3 million for ticket purchases to, and closed circuit viewing fees of, UFC events.
Procedures for Review, Approval or Ratification of Transactions with Related Persons
Our Board of Managers has approved the related-party transaction policy and procedures for the review, approval and ratification of potential related-party transactions with of our managers and executive officers, and their immediate family members. Entry into, modification, waiver or renewal of any agreement or transaction between us and a related party requires a supermajority vote of the Board of Managers, which includes a majority of the Lender Directors. The Board of Managers is charged with reviewing all relevant facts and circumstances of a related-party transaction, including if the transaction is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party and the extent of the person's interest in the transaction. These policies and procedures are enumerated in the Equityholders Agreement.
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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Auditor Fees and Services
The following table summarizes the aggregate fees paid or payable to Ernst & Young, LLP, our independent auditors:

	2013	2012
Audit fees	$1,649,065	$1,502,924
Audit-related fees	—	12,000
Tax fees	552,574	173,572
All other fees	—	—

In addition to performing the audit of our consolidated financial statements for the years ended December 31, 2013 and 2012, Ernst & Young LLP also performed quarterly reviews of our consolidated financial statements, and provided various other services to us during 2013 and 2012, including services provided in connection with our debt offerings. Audit-related fees include fees paid by us for audits of employee benefit plans. Tax fees for 2013 were primarily related to tax advisory services. Tax fees for 2012 were primarily related to tax returns, cost segregation studies and tax advisory services. Ernst & Young LLP did not provide any services to us related to financial information systems design and implementation during 2013 and 2012.
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

		Report of Independent Registered Public Accounting Firm — Ernst & Young LLP
		Financial Statements:
		Consolidated Balance Sheets as of December 31, 2013 and 2012 (Successor)

Consolidated Statements of Operations — Years ended December 31, 2013 and 2012, Period from June 17, 2011 through December 31, 2011 (Successor) and Period from January 1, 2011 through June 16, 2011 (Predecessors)

Consolidated Statements of Comprehensive Income (Loss) — Years ended December 31, 2013 and 2012, Period from June 17, 2011 through December 31, 2011 (Successor) and Period from January 1, 2011 through June 16, 2011 (Predecessors)

Consolidated Statements of Members' Equity / Stockholders' Equity — Years ended December 31, 2013 and 2012, Period from June 17, 2011 through December 31, 2011 (Successor) and Period from January 1, 2011 through June 16, 2011 (Predecessors) December 31, 2010 (Predecessors)

Consolidated Statements of Cash Flows — Years ended December 31, 2013 and 2012, Period from June 17, 2011 through December 31, 2011 (Successor) and Period from January 1, 2011 through June 16, 2011 (Predecessors)

		Notes to Consolidated Financial Statements
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
3.3
Amended and Restated Operating Agreement of the Company dated as of June 16, 2011 between Station Voteco LLC and Station Holdco LLC. (Incorporated by reference to the Company's Form 8-K filed on June 23, 2011)

4.1
Supplemental Indenture dated as of March 1, 2013, by and among Station Casinos LLC, certain of its wholly owned subsidiaries (as guarantors) and Wells Fargo Bank, National Association, as trustee (Incorporated herein by reference to the Company's Current Report on Form 8-K dated March 1, 2013)

4.2
Indenture dated as of March 1, 2013, by and among the Company, certain of its wholly owned subsidiaries (as guarantors) and Wells Fargo Bank, National Association, as trustee (Incorporated herein by reference to the Company's Current Report on Form 8-K dated March 1, 2013)

10.1
Credit Agreement dated as of March 1, 2013, by and among the Company, the financial institutions from time to time named therein, and Deutsche Bank AG Cayman Islands Branch, as Administrative Agent, and Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners (Incorporated herein by reference to the Company's Current Report on Form 8-K/A filed on March 5, 2013.)

10.2
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

10.3
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

10.20	First Amendment to Management Agreement dated as of April 26, 2012 by and between the Company and FE Propco Management LLC.
10.21	Management Agreement dated as of June 16, 2011 by and between NP Opco LLC and FE Opco Management LLC. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)
10.22	First Amendment to Management Agreement dated as of April 26, 2012 by and between NP Opco LLC and FE Opco Management LLC.
10.23	Second Amendment to Management Agreement dated as of April 25, 2013 by and between NP Opco LLC and FE Opco Management LLC.
10.24	Third Amendment to Management Agreement dated as of October 30, 2013 by and between NP Opco LLC and FE Opco Management LLC.
10.25
Management Agreement dated as of June 16, 2011 by and between NP Tropicana LLC and FE Landco Management LLC. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.26	First Amendment to Management Agreement dated as of April 26, 2012 by and between NP Tropicana LLC and FE Landco Management LLC.
10.27
Management Agreement dated as of June 16, 2011 by and between Station GVR Acquisition, LLC and FE GVR Management LLC. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.28	First Amendment to Management Agreement dated as of November 8, 2011 by and between Station GVR Acquisition, LLC and FE GVR Management LLC.
10.29	Second Amendment to Management Agreement dated as of April 26, 2012 by and between Station GVR Acquisition, LLC and FE GVR Management LLC.
10.30	Third Amendment to Management Agreement dated as of April 25, 2013 by and between Station GVR Acquisition, LLC and FE GVR Management LLC.
10.31
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

10.32
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

10.33
Amendment No. 2 to Credit Agreement dated as of September 28, 2012 by and among Station Casinos LLC, the Lenders party thereto, Deutsche Bank AG New York Branch, as L/C Issuer, and Deutsche Bank AG Cayman Islands Branch, as Administrative Agent. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated October 2, 2012)

10.34	Station Holdco LLC Amended and Restated Profit Units Plan, effective as of July 1, 2012. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2012)
10.35	Station Holdco LLC Amendment No. 1 to Amended and Restated Profit Units Plan, effective as of April 25, 2013.
10.36	Form of Profit Unit Award Agreement. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2012)

10.37
Limited Liability Company Agreement of SH Employeeco LLC, dated as of July 1, 2012, by and among the members thereto and Station Holdco LLC, as manager. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2012)

10.38	First Amendment to Limited Liability Company Agreement of SH Employeeco LLC, effective as of April 25, 2013.
10.39
First Amendment to Equityholders Agreement and Joinder, dated as of July 1, 2012, by and among Station Holdco LLC, FI Station Investor LLC, German American Capital Corporation and SH Employeeco LLC (Incorporated herein by reference to the Company's Annual Report on Form 10-K filed on March 22, 2013)

14.1	Station Casinos LLC Code of Business Conduct and Ethics (Incorporated herein by reference to the Company's Annual Report on Form 10-K filed on March 22, 2013)
21.1	Subsidiaries of the Registrant
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following information from the Company's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, the period from June 17, 2011 through December 31, 2011 (Successor) and the period from January 1, 2011 through June 16, 2011 (Predecessors), (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012, the period from June 17, 2011 through December 31, 2011 (Successor) and the period from the January 1, 2011 through June 16, 2011 (Predecessors), (iv) the Consolidated Statements of Members' Equity/Stockholders' Equity for the years ended December 31, 2013 and 2012, the period from June 17, 2011 through December 31, 2011 (Successor) and the period from January 1, 2011 through June 16, 2011 (Predecessors), (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, the period from June 17, 2011 through December 31, 2011 (Successor) and the period from January 1, 2011 through June 16, 2011 (Predecessors) and (vi) the Notes to Consolidated Financial Statements.

(b)	None

(c)	None

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATION CASINOS LLC
Dated:	By:	/s/ FRANK J. FERTITTA III
March 21, 2014		Frank J. Fertitta III
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III	Chief Executive Officer (Principal Executive Officer) and Manager	March 21, 2014
Frank J. Fertitta III

/s/ MARC J. FALCONE	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 21, 2014
Marc J. Falcone
/s/ LORENZO J. FERTITTA	Manager	March 21, 2014
Lorenzo J. Fertitta
/s/ ROBERT A. CASHELL, JR.	Manager	March 21, 2014
Robert A. Cashell, Jr.
/s/ JAMES E. NAVE, D.V.M.	Manager	March 21, 2014
James E. Nave, D.V.M.
/s/ ROBERT E. LEWIS	Manager	March 21, 2014
Robert E. Lewis