Form 10-Q
period 2014-03-31
Station Casinos LLC
filed 2014-05-15
CIK 1503579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
As of April 30, 2014, 100 shares of the registrant's voting units were outstanding and 100 shares of the registrant's non-voting units were outstanding.

STATION CASINOS LLC

Part I. Financial Information
Item 1.    Financial Statements
STATION CASINOS LLC CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except units data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$139,357	$137,621
Restricted cash	1,067	1,067
Receivables, net	32,610	45,522
Inventories	8,198	9,055
Prepaid gaming tax	19,309	18,966
Prepaid expenses and other current assets	12,617	9,025
Total current assets	213,158	221,256
Property and equipment, net of accumulated depreciation of $303,056 and $276,197 at March 31, 2014 and December 31, 2013, respectively	2,154,000	2,162,742
Goodwill	201,238	201,238
Intangible assets, net of accumulated amortization of $45,049 and $42,056 at March 31, 2014 and December 31, 2013, respectively	184,399	189,852
Land held for development	216,021	216,021
Investments in joint ventures	14,203	14,032
Native American development costs	7,386	6,806
Other assets, net	62,211	66,451
Total assets	$3,052,616	$3,078,398
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$15,730	$18,223
Accrued interest payable	7,054	16,920
Other accrued liabilities	129,784	125,673
Current portion of long-term debt	69,895	69,814
Total current liabilities	222,463	230,630
Long-term debt, less current portion	2,128,991	2,128,335
Deficit investment in joint venture	2,272	2,308
Interest rate swaps and other long-term liabilities, net	20,811	21,182
Total liabilities	2,374,537	2,382,455
Commitments and contingencies (Note 9)
Members' equity:
Voting units; 100 units authorized, issued and outstanding	—	—
Non-voting units; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	744,966	781,372
Accumulated other comprehensive loss	(10,724)	(11,933)
Accumulated deficit	(95,747)	(111,031)
Total Station Casinos LLC members' equity	638,495	658,408
Noncontrolling interest	39,584	37,535
Total members' equity	678,079	695,943
Total liabilities and members' equity	$3,052,616	$3,078,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands, unaudited)

	Three Months Ended March 31,
	2014	2013
Operating revenues:
Casino	$228,437	$220,857
Food and beverage	61,046	60,685
Room	28,380	27,272
Other	17,076	15,844
Management fees	17,386	9,840
Gross revenues	352,325	334,498
Promotional allowances	(23,054)	(22,707)
Net revenues	329,271	311,791
Operating costs and expenses:
Casino	87,716	84,819
Food and beverage	40,099	41,768
Room	11,290	11,133
Other	6,971	6,159
Selling, general and administrative	78,890	70,489
Development and preopening	29	140
Depreciation and amortization	33,049	35,331
Management fee expense	12,764	11,746
Write-downs and other charges, net	1,525	2,513
	272,333	264,098
Operating income	56,938	47,693
Earnings from joint ventures	441	519
Operating income and earnings from joint ventures	57,379	48,212
Other expense:
Interest expense, net	(39,658)	(43,299)
Loss on extinguishment of debt	(4,132)	(146,787)
Change in fair value of derivative instruments	(2)	(272)
	(43,792)	(190,358)
Net income (loss)	13,587	(142,146)
Less: net loss attributable to noncontrolling interests	(1,697)	(1,354)
Net income (loss) attributable to Station Casinos LLC	$15,284	$(140,792)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (amounts in thousands, unaudited)

	Three Months Ended March 31,
	2014	2013

Net income (loss)	$13,587	$(142,146)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Unrealized loss arising during period	(2,067)	(4,067)
Less: Reclassification of unrealized loss on interest rate swaps into operations	3,273	3,107
Unrealized gain (loss) on interest rate swaps, net	1,206	(960)
Unrealized gain (loss) on available-for-sale securities	3	(62)
Other comprehensive income (loss)	1,209	(1,022)
Comprehensive income (loss)	14,796	(143,168)
Less: comprehensive loss attributable to noncontrolling interests	(1,697)	(1,354)
Comprehensive income (loss) attributable to Station Casinos LLC	$16,493	$(141,814)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands, unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$13,587	$(142,146)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,049	35,331
Change in fair value of derivative instruments	2	272
Amortization of deferred losses on derivative instruments	3,273	3,107
(Recovery of) provision for doubtful accounts	(395)	333
Write-downs and other charges, net	1,061	1,333
Amortization of debt discount and debt issuance costs	4,341	11,162
Interest—paid in kind	1,015	993
Share-based compensation	775	1,090
Earnings from joint ventures	(441)	(519)
Distributions from joint ventures	245	291
Loss on extinguishment of debt	4,132	146,787
Changes in assets and liabilities:
Restricted cash	—	556
Receivables, net	(3,667)	(1,773)
Inventories and prepaid expenses	(3,108)	(5,212)
Accounts payable	(2,423)	(5,586)
Accrued interest payable	(9,863)	3,839
Other accrued liabilities	5,646	5,413
Other, net	690	452
Net cash provided by operating activities	47,919	55,723
Cash flows from investing activities:
Capital expenditures, net of related payables	(20,740)	(29,020)
Proceeds from sale of property and equipment	33	175
Distributions in excess of earnings from joint ventures	—	27
Proceeds from repayment of Native American development costs	16,974	—
Native American development costs	(580)	(685)
Other, net	1,256	(932)
Net cash used in investing activities	(3,057)	(30,435)

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands, unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from financing activities:
Proceeds from issuance of 7.50% Senior Notes	—	499,935
Repayment of senior notes due 2018	—	(625,000)
Borrowings under credit agreement with original maturity dates greater than three months	—	1,611,622
Payments under credit agreements with original maturities of three months or less, net	—	(5,000)
Payments under credit agreements with original maturities greater than three months	(4,063)	(1,498,271)
Distributions to members and noncontrolling interests	(38,564)	(1,846)
Payment of debt issuance costs	(2,356)	(35,331)
Payments on derivative instruments with other-than-insignificant financing elements	(2,705)	—
Capital contributions from noncontrolling interests	5,129	2,298
Payments on other debt	(567)	(420)
Net cash used in financing activities	(43,126)	(52,013)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	1,736	(26,725)
Balance, beginning of period	137,621	128,880
Balance, end of period	$139,357	$102,155
Supplemental cash flow disclosures:
Cash paid for interest	$42,552	$22,976
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$8,573	$7,064
Issuance of note payable with option by Fertitta Interactive in exchange for redemption of noncontrolling interest	$—	$4,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization, Basis of Presentation and Significant Accounting Policies
Station Casinos LLC, a Nevada limited liability company (the "Company" or "Station" ), is a gaming and entertainment company that owns and operates nine major hotel/casino properties and nine smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. The Company also manages a casino in Sonoma County, California, which opened on November 5, 2013, and a casino in southwestern Michigan, both on behalf of Native American tribes. Through its majority-owned subsidiary, Fertitta Interactive LLC, the Company operates real money online poker in Nevada, which commenced in April 2013, and real money online gaming in New Jersey, which commenced November 2013.
The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which only include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10–K for the year ended December 31, 2013.
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Principles of Consolidation
The amounts shown in the accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including Fertitta Interactive LLC ("Fertitta Interactive"), which is 57.3% owned and controlled by the Company, and MPM Enterprises, LLC ("MPM"), which is 50% owned and controlled by the Company. Investments in all other 50% or less owned affiliated companies are accounted for using the equity method.
MPM, which manages Gun Lake Casino in southwestern Michigan, is a variable interest entity as defined in the accounting guidance for consolidation of variable interest entities. The Company consolidates MPM in it consolidated financial statements because it directs the most significant activities that impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that are significant to MPM. The creditors of MPM have no recourse to the general credit of the Company, and the assets of MPM may be used only to settle MPM's obligations. MPM's assets that are reflected in the Company's Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 include intangible assets of $39.6 million and $42.1 million, respectively, and receivables of $3.5 million and $2.1 million, respectively.

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
Income Taxes
The Company is a limited liability company treated as a partnership for income tax purposes and as such, is a pass-through entity and is not liable for income tax in the jurisdictions in which it operates. Accordingly, no provision for income taxes has been made in the condensed consolidated financial statements.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Significant Accounting Policies
A description of the Company's significant accounting policies can be found in Item 8 of its Annual Report on Form 10–K for the year ended December 31, 2013.
Recently Issued Accounting Standards
In April 2014, the Financial Accounting Standards Board issued an accounting standards update that changes the criteria for reporting discontinued operations and expands the related disclosure requirements. The update is effective in the first quarter of 2015 for public organizations with calendar year ends, and early adoption is permitted. The Company will adopt this guidance during the first quarter of 2015, and does not expect the adoption to have a material impact on its financial position or results of operations.
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
2.    Native American Development

The Company has entered into development and management agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally-recognized Indian tribe located near Fresno, California. Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility (the "North Fork Project") to be located in Madera County, California.

The following table outlines the Company's evaluation at March 31, 2014 of each of the critical milestones necessary to complete the North Fork Project.

As of March 31, 2014
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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As of March 31, 2014
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

The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurance as to when, or if, these approvals will be obtained. The Company currently estimates that construction of the facility may begin in the next 36 to 48 months and estimates that the facility would be completed and opened for business approximately 18 months after construction begins. There can be no assurance, however, that the North Fork Project will be completed and opened within this time frame or at all. The Company expects to assist the Mono in obtaining third–party financing for the North Fork Project once all necessary regulatory approvals have been received and prior to commencement of construction; however, there can be no assurance that the Company will be able to obtain such financing for the North Fork Project on acceptable terms or at all.
Pursuant to the development agreement, the Company has made reimbursable advances to the Mono totaling approximately $22.5 million, which is expected to be repaid from the proceeds of third-party financing or from the Mono's gaming revenues; however, there can be no assurance that the advances will be repaid The carrying amount of the advances was reduced to fair value as a result of the Company's adoption of fresh-start reporting in 2011. At March 31, 2014, the carrying amount of the advances was $7.4 million.
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at March 31, 2014. The Company's evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company's estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Long-term Debt
Long-term debt consists of the following (amounts in thousands):

	March 31, 2014	December 31, 2013
$1.625 billion Term Loan Facility, due March 1, 2020, interest at a margin above LIBOR or base rate (4.25% and 5.00% at March 31, 2014 and December 31, 2013, respectively), net of unamortized discount of $48.1 million and $51.4 million, respectively	$1,560,632	$1,561,415
$350 million Revolving Credit Facility, due March 1, 2018, interest at a margin above LIBOR or base rate	—	—
$500 million 7.50% Senior Notes, due March 1, 2021, net of unamortized discount of $5.8 million and $6.0 million, respectively	494,196	494,041
Restructured Land Loan, due June 16, 2016, interest at a margin above LIBOR or base rate (3.74% and 3.67% at March 31, 2014 and December 31, 2013, respectively), net of unamortized discount of $9.8 million and $10.7 million, respectively	101,752	99,820
Other long-term debt, weighted-average interest of 3.93% at March 31, 2014 and December 31, 2013, maturity dates ranging from 2014 to 2027	42,306	42,873
Total long-term debt	2,198,886	2,198,149
Current portion of long-term debt	(69,895)	(69,814)
Total long-term debt, net	$2,128,991	$2,128,335

Term Loan Amendment

On March 18, 2014, the Company completed a repricing of its $1.625 billion Term Loan Facility (the "Term Loan Facility") which reduced the interest rate on the Term Loan Facility by 75 basis points. Prior to the repricing, the interest rate under the Term Loan Facility was at the Company’s option, either LIBOR plus 4.00%, or base rate plus 3.00%, subject to a minimum LIBOR rate of 1.00%. As amended, the interest rate under the Term Loan Facility is at the Company's option, either LIBOR plus 3.25%, or base rate plus 2.25%, subject to a minimum LIBOR rate of 1.00%. The Company must pay a 1.0% premium if it prepays the amended Term Loan Facility prior to March 18, 2015. The amendment had no impact on the Company’s $350 million Revolving Credit Facility (the "Revolving Credit Facility").

The Company evaluated the repricing transaction on a lender by lender basis in accordance with the accounting guidance for debt modifications and extinguishments, and accounted for the portion of the transaction that did not meet the criteria for debt extinguishment as a debt modification. The Company recognized a $4.1 million loss on extinguishment of debt, which included $2.4 million in third-party fees and the write-off of $1.7 million in unamortized debt discount and debt issuance costs related to the repriced debt.

The credit agreement governing the Term Loan Facility and the Revolving Credit Facility contains a number of customary covenants, including requirements that the Company maintain a maximum total leverage ratio ranging from 7.75 to 1.00 at March 31, 2014 to 5.00 to 1.00 in 2017 and a minimum interest coverage ratio ranging from 2.50 to 1.00 in 2014 to 3.00 to 1.00 in 2017, provided that a default of the financial ratio covenants shall only become an event of default under the Term Loan Facility if the lenders providing the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. At March 31, 2014, the Company’s total leverage ratio was 5.20 to 1.00 and its interest coverage ratio was 3.08 to 1.00, and the Company was in compliance with all applicable covenants.

March 2013 Refinancing Transactions

On March 1, 2013, the Company refinanced approximately $2.1 billion of its outstanding debt and paid $35.3 million in related fees and costs. In accordance with the accounting guidance for debt modifications and extinguishments, the Company recognized a $146.8 million loss on extinguishment of debt, primarily representing the write-off of unamortized debt discount and debt issuance costs related to the refinanced debt.

Revolver Availability

At March 31, 2014, the Company's borrowing availability was $314.4 million under the $350 million Revolving Credit Facility, which is net of outstanding letters of credit and similar obligations totaling $35.6 million.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Derivative Instruments

The Company's objective in using derivative instruments is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as a primary part of its cash flow hedging strategy. The Company's interest rate swaps utilized as cash flow hedges involve the receipt of variable–rate payments in exchange for fixed–rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not use derivative financial instruments for trading or speculative purposes. The Company carries derivative instruments on the Condensed Consolidated Balance Sheets at fair value, which incorporates adjustments for the nonperformance risk of the Company and the counterparties.

The table below presents the fair value of the Company's derivative financial instruments, exclusive of any accrued interest, as well as their classification on the Condensed Consolidated Balance Sheets (amounts in thousands):

	Balance sheet classification	Fair value
		March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate swaps and other long–term liabilities, net	$12,397	$13,030

The Company recognizes changes in the fair value of derivative instruments each period as described below in the Cash Flow Hedges and Non-Designated Hedges sections.

Cash Flow Hedges

As of March 31, 2014, the Company had two outstanding interest rate swaps which effectively convert $1.0 billion of its variable interest rate debt to a fixed rate of approximately 5.3%. In accordance with the accounting guidance for derivatives and hedging, the Company has designated the full notional amount of both of its outstanding swaps as cash flow hedges of interest rate risk. Under the terms of the swap agreements, the Company pays fixed rates ranging from 1.77% to 2.13% and receives variable rates based on one-month LIBOR (subject to a minimum of 1.00%).

The effective portion of the gains or losses on the Company's derivative instruments designated in hedging relationships is reported as a component of other comprehensive income (loss) until the interest payments being hedged are recorded as interest expense, at which time the amounts in other comprehensive income (loss) are reclassified as an adjustment to interest expense. The Company's two outstanding designated swaps had fair values other than zero at the time they were designated, resulting in ineffectiveness. Gains or losses on the ineffective portion of the Company's derivative instruments are recorded in the period in which they occur as a component of change in fair value of derivative instruments in the Condensed Consolidated Statements of Operations.
The table below presents the losses on derivative financial instruments included in the Company's condensed consolidated financial statements for the three months ended March 31, 2014 and 2013, respectively (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013		2014	2013		2014	2013
Interest rate swaps	$(2,067)	$(4,067)	Interest expense, net	$(3,273)	$(3,107)	Change in fair value of derivative instruments	$(2)	$(68)
Losses reclassified from accumulated other comprehensive income (loss) into interest expense, net include reclassifications of deferred losses related to discontinued cash flow hedging relationships. Approximately $12.8 million of deferred losses on interest rate swaps is expected to be reclassified from accumulated other comprehensive income (loss) into

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

earnings during the next twelve months. This amount includes a portion of the previously deferred losses related to discontinued cash flow hedging relationships.
Non-Designated Hedges

From time to time, the Company holds interest rate swaps that are not designated in hedging relationships. Any non-designated interest rate swaps are not speculative and are used to manage the Company's exposure to interest rate movements, but do not meet the hedge accounting requirements. Prior to the March 2013 refinancing transactions, a portion of one of the Company's interest rate swaps was not designated in a hedging relationship. The Company records changes in the fair value of any interest rate swaps not designated in hedging relationships in the period in which they occur as a component of change in fair value of derivative instruments in the Condensed Consolidated Statements of Operations.

The table below presents the effect of the Company's derivative financial instruments not designated in hedging relationships on the Condensed Consolidated Statements of Operations (amounts in thousands):

		Amount of Loss on Derivative Instruments Recognized in Income
		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	Location of Loss on Derivative Instruments Recognized in Income	2014	2013
Interest rate swaps	Change in fair value of derivative instruments	$—	$(204)

As of March 31, 2014, the Company had not posted any collateral related to its interest rate swap agreements; however, the Company's obligations under the swaps are subject to the security and guarantee arrangements applicable to the related credit agreements. The swap agreements contain cross-default provisions under which the Company could be declared in default on its obligations under such agreements if certain conditions of default exist on the Credit Facility. As of March 31, 2014, the termination value of the interest rate swaps, including accrued interest, was a net liability of $13.7 million. Had the Company been in breach of the provisions of the swap agreements, it could have been required to pay the termination value to settle the obligations.

5.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$253	$253	$—	$—
Liabilities
Interest rate swaps	$12,397	$—	$12,397	$—

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

		Fair Value Measurement at Reporting Date Using
	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$250	$250	$—	$—
Liabilities
Interest rate swaps	$13,030	$—	$13,030	$—
____________________________________
(a) Available-for-sale securities are included in Other assets, net on the Condensed Consolidated Balance Sheets.

The fair value of available-for-sale securities is based on quoted prices in active markets.

The fair values of interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of the accounting guidance for fair value measurements and disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In accordance with the accounting guidance for fair value measurement, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Fair Value of Long-term Debt

The following table presents information about the estimated fair value of the Company's long-term debt compared with its carrying amount (amounts in millions):

	March 31, 2014	December 31, 2013
Aggregate fair value	$2,287	$2,299
Aggregate carrying amount	2,199	2,198

The estimated fair value of the Company's long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Members' Equity

Changes in Members' Equity and Noncontrolling Interest

The changes in members' equity and noncontrolling interest for the three months ended March 31, 2014 were as follows (amounts in thousands):

	Voting units	Non-voting units	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Station Casinos LLC members' equity (deficit)	Noncontrolling interest	Total members' equity (deficit)
Balances, December 31, 2013	$—	$—	$781,372	$(11,933)	$(111,031)	$658,408	$37,535	$695,943
Change in unrealized losses on interest rate swaps	—	—	—	1,206	—	1,206	—	1,206
Unrealized gain on available-for-sale securities	—	—	—	3	—	3	—	3
Share-based compensation	—	—	766	—	—	766	9	775
Capital contributions from noncontrolling interests	—	—	—	—	—	—	5,129	5,129
Distributions	—	—	(37,172)	—	—	(37,172)	(1,392)	(38,564)
Net income (loss)	—	—	—	—	15,284	15,284	(1,697)	13,587
Balances, March 31, 2014	$—	$—	$744,966	$(10,724)	$(95,747)	$638,495	$39,584	$678,079
At March 31, 2014, noncontrolling interest includes (a) a 50% ownership interest in MPM, (b) a 42.7% ownership interest in Fertitta Interactive, and (c) ownership interests of the former mezzanine lenders and former unsecured creditors of Station Casinos, Inc. who hold warrants to purchase stock in CV Propco LLC and NP Tropicana LLC.
Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in thousands):

	Unrealized losses on interest rate swaps	Unrealized (loss) gain on available-for-sale securities	Total
Balances, December 31, 2013	$(11,873)	$(60)	$(11,933)
Deferred losses on interest rate swaps	(2,067)	—	(2,067)
Reclassification of deferred losses on interest rate swaps into income	3,273	—	3,273
Unrealized gain on available-for-sale securities	—	3	3
Balances, March 31, 2014	$(10,667)	$(57)	$(10,724)

7.    Management Fee Revenue

The Company manages Graton Resort & Casino ("Graton Resort") in Sonoma County, California, and Gun Lake Casino in southwestern Michigan under management agreements with Native American tribes. For the three months ended March 31, 2014, management fees earned by the Company include $7.4 million in fees from Graton Resort, which opened on November 5, 2013. Management fee revenue also includes costs incurred by the Company which are reimbursable under the terms of the management agreements.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Write-downs and Other Charges, Net
Write-downs and other charges, net consisted of the following (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Loss on disposal of assets, net	$1,678	$878
Severance expense	464	911
Other	(617)	724
Write-downs and other charges, net	$1,525	$2,513

9.    Commitments and Contingencies

The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of any legal matters and litigation inherently involves significant costs.

10 .    Condensed Consolidating Financial Information

In March 2013 the Company issued the 7.50% Senior Notes, pursuant to an indenture among the Company (the "Parent"), the guarantors party thereto (the "Guarantor Subsidiaries") and Wells Fargo Bank, National Association, as trustee. The 7.50% Senior Notes are guaranteed by all subsidiaries of the Company other than NP Landco Holdco LLC and Fertitta Interactive and their respective subsidiaries, and MPM. The following consolidating financial statements present information about the Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries. These consolidating financial statements are presented in the provided form because (i) the Guarantor Subsidiaries are 100% owned subsidiaries of the Company (the issuer of the 7.50% Senior Notes), (ii) the guarantees are joint and several, and (iii) the guarantees are "full and unconditional," as those terms are used in Regulation S-X Rule 3-10.  The guarantees will be automatically released in certain customary circumstances, such as when the Guarantor Subsidiary is sold or all of the assets of the Guarantor Subsidiary are sold, the capital stock is sold, when the Guarantor Subsidiary is designated as an "unrestricted subsidiary" for purposes of the indenture, or upon legal defeasance or satisfaction and discharge of the indenture. The Company has reclassified an intercompany advance from the Parent to the Guarantor Subsidiaries in the condensed consolidating statements of cash flows for the prior year period to conform to the presentation in the Company's Form 10-K. The reclassification had no impact on the condensed consolidating balance sheets, the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income (loss), the condensed consolidated statement of cash flows, or the combined cash flows of the Parent and the Guarantor Subsidiaries.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS MARCH 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$32,400	$92,372	$—	$124,772	$14,585	$—	$139,357
Restricted cash	1,067	—	—	1,067	—	—	1,067
Receivables, net	1,416	25,913	—	27,329	5,281	—	32,610
Intercompany receivables	28,148	—	(25,673)	2,475	—	(2,475)	—
Inventories	10	7,854	—	7,864	334	—	8,198
Prepaid gaming tax	—	19,169	—	19,169	140	—	19,309
Prepaid expenses and other current assets	6,054	6,057	—	12,111	506	—	12,617
Total current assets	69,095	151,365	(25,673)	194,787	20,846	(2,475)	213,158
Property and equipment, net	48,361	2,085,423	—	2,133,784	20,216	—	2,154,000
Goodwill	1,234	194,442	—	195,676	5,562	—	201,238
Intangible assets, net	1,045	141,485	—	142,530	41,869	—	184,399
Land held for development	—	117,001	—	117,001	99,020	—	216,021
Investments in joint ventures	—	14,203	—	14,203	—	—	14,203
Native American development costs	—	7,386	—	7,386	—	—	7,386
Investments in subsidiaries	2,607,370	33,828	(2,603,305)	37,893	—	(37,893)	—
Other assets, net	34,668	19,663	—	54,331	7,880	—	62,211
Total assets	$2,761,773	$2,764,796	$(2,628,978)	$2,897,591	$195,393	$(40,368)	$3,052,616

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) MARCH 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$1,088	$13,762	$—	$14,850	$880	$—	$15,730
Accrued interest payable	6,851	192	—	7,043	11	—	7,054
Other accrued liabilities	12,546	104,440	—	116,986	12,798	—	129,784
Intercompany payables	—	25,673	(25,673)	—	2,475	(2,475)	—
Current portion of long-term debt	68,870	1,025	—	69,895	—	—	69,895
Total current liabilities	89,355	145,092	(25,673)	208,774	16,164	(2,475)	222,463
Long-term debt, less current portion	2,023,388	3,851	—	2,027,239	101,752	—	2,128,991
Deficit investment in joint venture	—	2,272	—	2,272	—	—	2,272
Interest rate swaps and other long-term liabilities, net	10,535	10,276	—	20,811	—	—	20,811
Total liabilities	2,123,278	161,491	(25,673)	2,259,096	117,916	(2,475)	2,374,537
Members' equity:
Total Station Casinos LLC members' equity	638,495	2,603,305	(2,603,305)	638,495	37,893	(37,893)	638,495
Noncontrolling interest	—	—	—	—	39,584	—	39,584
Total members' equity	638,495	2,603,305	(2,603,305)	638,495	77,477	(37,893)	678,079
Total liabilities and members' equity	$2,761,773	$2,764,796	$(2,628,978)	$2,897,591	$195,393	$(40,368)	$3,052,616

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$27,182	$103,584	$—	$130,766	$6,855	$—	$137,621
Restricted cash	1,067	—	—	1,067	—	—	1,067
Receivables, net	2,893	38,914	—	41,807	3,715	—	45,522
Intercompany receivables	120,925	—	(118,853)	2,072	—	(2,072)	—
Inventories	7	8,740	—	8,747	308	—	9,055
Prepaid gaming tax	—	18,826	—	18,826	140	—	18,966
Prepaid expenses and other current assets	5,710	2,723	—	8,433	592	—	9,025
Total current assets	157,784	172,787	(118,853)	211,718	11,610	(2,072)	221,256

Property and equipment, net	47,970	2,094,310	—	2,142,280	20,462	—	2,162,742
Goodwill	1,234	194,442	—	195,676	5,562	—	201,238
Intangible assets, net	1,045	143,519	—	144,564	45,288	—	189,852
Land held for development	—	117,001	—	117,001	99,020	—	216,021
Investments in joint ventures	—	14,032	—	14,032	—	—	14,032
Native American development costs	—	6,806	—	6,806	—	—	6,806
Investments in subsidiaries	2,550,678	34,738	(2,545,154)	40,262	—	(40,262)	—
Other assets, net	36,338	22,059	—	58,397	8,054	—	66,451
Total assets	$2,795,049	$2,799,694	$(2,664,007)	$2,930,736	$189,996	$(42,334)	$3,078,398

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) DECEMBER 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$1,374	$15,664	$—	$17,038	$1,185	$—	$18,223
Accrued interest payable	16,726	182	—	16,908	12	—	16,920
Other accrued liabilities	12,772	103,792	—	116,564	9,109	—	125,673
Intercompany payables	—	118,853	(118,853)	—	2,072	(2,072)	—
Current portion of long-term debt	68,831	982	—	69,813	1	—	69,814
Total current liabilities	99,703	239,473	(118,853)	220,323	12,379	(2,072)	230,630
Long-term debt, less current portion	2,024,517	3,998	—	2,028,515	99,820	—	2,128,335
Deficit investment in joint venture	—	2,308	—	2,308	—	—	2,308
Interest rate swaps and other long-term liabilities, net	12,421	8,761	—	21,182	—	—	21,182
Total liabilities	2,136,641	254,540	(118,853)	2,272,328	112,199	(2,072)	2,382,455
Members' equity:
Total Station Casinos LLC members' equity	658,408	2,545,154	(2,545,154)	658,408	40,262	(40,262)	658,408
Noncontrolling interest	—	—	—	—	37,535	—	37,535
Total members' equity	658,408	2,545,154	(2,545,154)	658,408	77,797	(40,262)	695,943
Total liabilities and members' equity	$2,795,049	$2,799,694	$(2,664,007)	$2,930,736	$189,996	$(42,334)	$3,078,398

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$223,775	$—	$223,775	$4,662	$—	$228,437
Food and beverage	—	60,874	—	60,874	172	—	61,046
Room	—	27,592	—	27,592	788	—	28,380
Other	1	16,274	—	16,275	2,766	(1,965)	17,076
Management fees	1,788	7,572	—	9,360	8,026	—	17,386
Gross revenues	1,789	336,087	—	337,876	16,414	(1,965)	352,325
Promotional allowances	—	(22,909)	—	(22,909)	(145)	—	(23,054)
Net revenues	1,789	313,178	—	314,967	16,269	(1,965)	329,271

Operating costs and expenses:
Casino	—	84,331	—	84,331	3,385	—	87,716
Food and beverage	—	40,060	—	40,060	39	—	40,099
Room	—	10,775	—	10,775	515	—	11,290
Other	—	5,419	—	5,419	1,552	—	6,971
Selling, general and administrative	3,074	65,276	—	68,350	12,505	(1,965)	78,890
Development and preopening	—	29	—	29	—	—	29
Depreciation and amortization	1,345	27,160	—	28,505	4,544	—	33,049
Management fee expense	—	12,433	—	12,433	331	—	12,764
Write-downs and other charges, net	(539)	2,062	—	1,523	2	—	1,525
	3,880	247,545	—	251,425	22,873	(1,965)	272,333

Operating (loss) income	(2,091)	65,633	—	63,542	(6,604)	—	56,938
Earnings (losses) from subsidiaries	56,946	(6,195)	(58,405)	(7,654)	—	7,654	—
Earnings from joint ventures	—	441	—	441	—	—	441
Operating income (loss) and earnings (losses) from subsidiaries and joint ventures	54,855	59,879	(58,405)	56,329	(6,604)	7,654	57,379

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other (expense) income:
Interest expense, net	(35,440)	(1,471)	—	(36,911)	(2,747)	—	(39,658)
Loss on extinguishment of debt	(4,132)	—	—	(4,132)	—	—	(4,132)
Change in fair value of derivative instruments	1	(3)	—	(2)	—	—	(2)
	(39,571)	(1,474)	—	(41,045)	(2,747)	—	(43,792)
Net income (loss)	15,284	58,405	(58,405)	15,284	(9,351)	7,654	13,587
Less: net loss attributable to noncontrolling interest	—	—	—	—	(1,697)	—	(1,697)
Net income (loss) attributable to Station Casinos LLC	$15,284	$58,405	$(58,405)	$15,284	$(7,654)	$7,654	$15,284

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$219,016	$—	$219,016	$1,841	$—	$220,857
Food and beverage	—	60,515	—	60,515	170	—	60,685
Room	—	26,522	—	26,522	750	—	27,272
Other	13	15,151	—	15,164	2,862	(2,182)	15,844
Management fees	—	1,286	—	1,286	8,554	—	9,840
Gross revenues	13	322,490	—	322,503	14,177	(2,182)	334,498
Promotional allowances	—	(22,583)	—	(22,583)	(124)	—	(22,707)
Net revenues	13	299,907	—	299,920	14,053	(2,182)	311,791

Operating costs and expenses:
Casino	—	84,153	—	84,153	666	—	84,819
Food and beverage	—	41,727	—	41,727	41	—	41,768
Room	—	10,639	—	10,639	494	—	11,133
Other	—	4,451	—	4,451	1,708	—	6,159
Selling, general and administrative	228	65,679	—	65,907	6,764	(2,182)	70,489
Development and preopening	13	127	—	140	—	—	140
Depreciation and amortization	784	30,403	—	31,187	4,144	—	35,331
Management fee expense	—	11,482	—	11,482	264	—	11,746
Write-downs and other charges, net	428	2,081	—	2,509	4	—	2,513
	1,453	250,742	—	252,195	14,085	(2,182)	264,098

Operating (loss) income	(1,440)	49,165	—	47,725	(32)	—	47,693
Earnings (losses) from subsidiaries	30,118	149	(31,606)	(1,339)	—	1,339	—
Earnings from joint ventures	—	519	—	519	—	—	519
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	28,678	49,833	(31,606)	46,905	(32)	1,339	48,212

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other expense:
Interest expense, net	(33,951)	(6,687)	—	(40,638)	(2,661)	—	(43,299)
Loss on extinguishment of debt	(135,271)	(11,516)	—	(146,787)	—	—	(146,787)
Change in fair value of derivative instruments	(248)	(24)	—	(272)	—	—	(272)
	(169,470)	(18,227)	—	(187,697)	(2,661)	—	(190,358)
Net (loss) income	(140,792)	31,606	(31,606)	(140,792)	(2,693)	1,339	(142,146)
Less: net loss attributable to noncontrolling interest	—	—	—	—	(1,354)	—	(1,354)
Net (loss) income attributable to Station Casinos LLC	$(140,792)	$31,606	$(31,606)	$(140,792)	$(1,339)	$1,339	$(140,792)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$15,284	$58,405	$(58,405)	$15,284	$(9,351)	$7,654	$13,587
Other comprehensive income (loss):
Unrealized gain on interest rate swaps:
Unrealized loss arising during period	(2,067)	(1,749)	1,749	(2,067)	—	—	(2,067)
Less: Reclassification of unrealized loss on interest rate swaps into operations	3,273	1,149	(1,149)	3,273	—	—	3,273
Unrealized gain (loss) on interest rate swaps, net	1,206	(600)	600	1,206	—	—	1,206
Unrealized gain on available–for–sale securities	3	—	—	3	—	—	3
Other comprehensive income (loss)	1,209	(600)	600	1,209	—	—	1,209
Comprehensive income (loss)	16,493	57,805	(57,805)	16,493	(9,351)	7,654	14,796
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	—	(1,697)	—	(1,697)
Comprehensive income (loss) attributable to Station Casinos LLC	$16,493	$57,805	$(57,805)	$16,493	$(7,654)	$7,654	$16,493

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(140,792)	$31,606	$(31,606)	$(140,792)	$(2,693)	$1,339	$(142,146)
Other comprehensive income (loss):
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(4,067)	(2,581)	2,581	(4,067)	—	—	(4,067)
Less: Reclassification of unrealized loss on interest rate swaps into operations	3,107	937	(937)	3,107	—	—	3,107
Unrealized loss on interest rate swaps, net	(960)	(1,644)	1,644	(960)	—	—	(960)
Unrealized loss on available–for–sale securities	(62)	—	—	(62)	—	—	(62)
Other comprehensive loss	(1,022)	(1,644)	1,644	(1,022)	—	—	(1,022)
Comprehensive (loss) income	(141,814)	29,962	(29,962)	(141,814)	(2,693)	1,339	(143,168)
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	—	(1,354)	—	(1,354)
Comprehensive (loss) income attributable to Station Casinos LLC	$(141,814)	$29,962	$(29,962)	$(141,814)	$(1,339)	$1,339	$(141,814)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	47,663	590	—	48,253	(334)	—	47,919
Cash flows from investing activities:
Capital expenditures, net of related payables	(1,873)	(17,922)	—	(19,795)	(945)	—	(20,740)
Proceeds from sale of property and equipment	1	32	—	33		—	33
Distributions from subsidiaries	5,062	1,586	(5,062)	1,586	—	(1,586)	—
Proceeds from repayment of Native American development costs	—	16,974	—	16,974	—	—	16,974
Native American development costs	—	(580)	—	(580)	—	—	(580)
Investment in subsidiaries	—	(6,871)	—	(6,871)	—	6,871	—
Other, net	623	646	—	1,269	(13)	—	1,256
Net cash provided by (used in) investing activities	3,813	(6,135)	(5,062)	(7,384)	(958)	5,285	(3,057)
Cash flows from financing activities:
Payments under credit agreements with original maturity dates greater than three months	(4,063)	—	—	(4,063)	—	—	(4,063)
Distributions to members and noncontrolling interests	(37,172)	(5,062)	5,062	(37,172)	(2,978)	1,586	(38,564)
Payments of debt issuance costs	(2,356)	—	—	(2,356)	—	—	(2,356)
Payments on derivative instruments with other-than-insignificant financing element	(2,204)	(501)	—	(2,705)	—	—	(2,705)
Capital contributions from members	—	—	—	—	6,871	(6,871)	—
Capital contributions from noncontrolling interests	—	—	—	—	5,129	—	5,129
Payments on other debt	(463)	(104)	—	(567)	—	—	(567)
Net cash (used in) provided by financing activities	(46,258)	(5,667)	5,062	(46,863)	9,022	(5,285)	(43,126)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	5,218	(11,212)	—	(5,994)	7,730	—	1,736
Balance, beginning of period	27,182	103,584	—	130,766	6,855	—	137,621
Balance, end of period	$32,400	$92,372	$—	$124,772	$14,585	$—	$139,357
Supplemental cash flow disclosures:
Cash paid for interest	$41,973	$550	$—	$42,523	$29	$—	$42,552
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$—	$8,559	$—	$8,559	$14	$—	$8,573

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	48,511	7,249	—	55,760	(37)	—	55,723
Cash flows from investing activities:
Capital expenditures, net of related payables	(65)	(28,578)	—	(28,643)	(377)	—	(29,020)
Proceeds from sale of property and equipment	30	145	—	175	—	—	175
Distributions in excess of earnings from joint ventures	—	27	—	27	—	—	27
Distributions from subsidiaries	5,532	1,667	(5,532)	1,667	—	(1,667)	—
Native American development costs	—	(685)	—	(685)	—	—	(685)
Investment in subsidiary	—	(2,262)	—	(2,262)	—	2,262	—
Advances to subsidiary	(576,216)	—	576,216	—	—	—	—
Other, net	—	(350)	—	(350)	(582)	—	(932)
Net cash used in investing activities	(570,719)	(30,036)	570,684	(30,071)	(959)	595	(30,435)
Cash flows from financing activities:
Proceeds from issuance of 7.50% Senior Notes	499,935	—	—	499,935	—	—	499,935
Repayment of senior notes due 2018	(625,000)	—	—	(625,000)	—	—	(625,000)
Borrowings under credit agreements with original maturity dates greater than three months	1,611,622	—	—	1,611,622	—	—	1,611,622
Payments under credit agreements with original maturities of three months or less, net	(5,000)	—	—	(5,000)	—	—	(5,000)
Payments under credit agreements with original maturities greater than three months	(924,644)	(573,562)	—	(1,498,206)	(65)	—	(1,498,271)
Distributions to members and noncontrolling interests	(179)	(5,532)	5,532	(179)	(3,334)	1,667	(1,846)
Payments of debt issuance costs	(32,724)	(2,607)	—	(35,331)	—	—	(35,331)
Advances from parent	—	576,216	(576,216)	—	—	—	—
Capital contributions from members	—	—	—	—	2,262	(2,262)	—
Capital contributions from noncontrolling interests	—	—	—	—	2,298	—	2,298
Payments on other debts	(417)	—	—	(417)	(3)	—	(420)
Net cash provided by (used in) financing activities	523,593	(5,485)	(570,684)	(52,576)	1,158	(595)	(52,013)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued) FOR THE THREE MONTHS ENDED MARCH 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	1,385	(28,272)	—	(26,887)	162	—	(26,725)
Balance, beginning of period	2,841	121,840	—	124,681	4,199	—	128,880
Balance, end of period	$4,226	$93,568	$—	$97,794	$4,361	$—	$102,155
Supplemental cash flow disclosures:
Cash paid for interest	$14,408	$8,568	$—	$22,976	$—	$—	$22,976
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$93	$6,582	$—	$6,675	$389	$—	$7,064
Issuance of note payable with option by Fertitta Interactive in exchange for redemption of noncontrolling interest	$—	$—	$—	$—	$4,600	$—	$4,600

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Overview
We are a gaming and entertainment company established in 1976 that develops and operates casino entertainment facilities. We currently own and operate nine major hotel/casino properties and nine smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. In addition, we manage Graton Resort & Casino ("Graton Resort") in Sonoma County, California, which opened on November 5, 2013, and Gun Lake Casino ("Gun Lake") in Allegan County, Michigan. We also began operating online poker in Nevada and online gaming in New Jersey under the Ultimate Gaming brand through our majority-owned subsidiary, Fertitta Interactive, in April 2013 and November 2013, respectively. Online gaming is a new and rapidly evolving industry, and while we remain cautiously optimistic about the future of this business and the potential expansion into other states which may legalize online gaming, there can be no assurance that Fertitta Interactive will achieve profitability or that we will be able to recover our investment.
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
Las Vegas continues to be negatively impacted by the economic downturn, and the economic recovery continues to progress more slowly than anticipated. However, Las Vegas core tourism metrics show increases in visitor volume, hotel occupancy and average daily room rate as compared to the first quarter of 2013, and the local economy continues to show improvements in employment and housing prices.

Results of Operations
The following table presents information about our results of operations (dollars in thousands):

	Three Months Ended March 31,		Percent change
	2014	2013
Net revenues	$329,271	$311,791	5.6%
Operating income	56,938	47,693	19.4%

Casino revenues	228,437	220,857	3.4%
Casino expenses	87,716	84,819	3.4%
Margin	61.6%	61.6%

Food and beverage revenues	61,046	60,685	0.6%
Food and beverage expenses	40,099	41,768	(4.0)%
Margin	34.3%	31.2%

Room revenues	28,380	27,272	4.1%
Room expenses	11,290	11,133	1.4%
Margin	60.2%	59.2%

Other revenues	17,076	15,844	7.8%
Other expenses	6,971	6,159	13.2%

Management fee revenue	17,386	9,840	76.7%

Selling, general and administrative	78,890	70,489	11.9%
Percent of net revenues	24.0%	22.6%

Depreciation and amortization	33,049	35,331	(6.5)%
Management fee expense	12,764	11,746	8.7%
Write-downs and other charges, net	1,525	2,513	(39.3)%
Interest expense, net	39,658	43,299	(8.4)%
Loss on extinguishment of debt	4,132	146,787	n/m
______________________________
n/m = Not meaningful
Net Revenues. Net revenues for the three months ended March 31, 2014 increased by 5.6% to $329.3 million as compared to $311.8 million for the three months ended March 31, 2013. The increase is primarily due to increases in casino revenue and management fee revenue.
Operating Income. Operating income was $56.9 million for the three months ended March 31, 2014 as compared to $47.7 million for the three months ended March 31, 2013. Components of operating income are discussed in more detail below.
Casino.  Casino revenues increased by 3.4% to $228.4 million for the three months ended March 31, 2014 as compared to $220.9 million for the three months ended March 31, 2013. This improvement in casino revenues was primarily due to increases in slot and table games revenue, as well as sports win from Super Bowl wagering. In addition, casino revenue for the three months ended March 31, 2014 includes online gaming revenue from Fertitta Interactive, which began operating real money online poker in Nevada in April 2013 and real money online gaming in New Jersey in November 2013. Casino expenses increased by 3.4% for the three months ended March 31, 2014 as compared to the same period in the prior year, primarily due to expenses of Fertitta Interactive, which had no casino revenues or expenses for the three months ended March 31, 2013.
Food and Beverage.  For the three months ended March 31, 2014, food and beverage revenues increased slightly as compared to the prior year period. For the three months ended March 31, 2014, the average guest check increased slightly and the number of restaurant guests served decreased slightly as compared to the prior year period. Food and beverage expenses decreased by 4.0% for the three months ended March 31, 2014 as compared to the prior year period due to ongoing cost control efforts.
Room.  The following table presents key information about our hotel operations:

	Three Months Ended March 31,
	2014	2013
Occupancy	88.2%	87.8%
Average daily rate	$78.29	$75.58
Revenue per available room	$69.05	$66.37

Occupancy is calculated by dividing total rooms occupied, including complimentary rooms, by total rooms available. Average daily rate ("ADR") is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms. Revenue per available room is calculated by dividing total room revenue by total rooms available.

For the three months ended March 31, 2014, room revenues increased by 4.1%, primarily due to a 3.6% improvement in ADR and a slight increase in occupancy as compared to the prior year period. Room expenses increased slightly for the three months ended March 31, 2014 as compared to the same period in the prior year.
Other.  Other revenues primarily include revenues from entertainment, retail shops, bowling, leased outlets and spas. Other revenues increased to $17.1 million for the three months ended March 31, 2014, as compared to $15.8 million for the prior year period, primarily due to increased revenue from our retail shops and leased outlets. Other expenses increased to $7.0 million for the three months ended March 31, 2014 as compared to $6.2 million for the prior year period, primarily due to the increased sales at our retail shops.
Management Fee Revenue.  Management fee revenue primarily represents fees earned from our management agreements with Graton Resort and Gun Lake. For the three months ended March 31, 2014, management fee revenue increased to $17.4 million as compared to $9.8 million for the prior year period, primarily due to $7.4 million in management fees from Graton Resort, which opened in November 2013. Management fee revenue for the three months ended March 31, 2014 and 2013 also includes $1.9 million and $1.5 million, respectively, primarily representing payroll expenses that are reimbursable by Graton Resort and Gun Lake under our management agreements.
Selling, General and Administrative ("SG&A").  SG&A expenses for the three months ended March 31, 2014 increased to $78.9 million as compared to $70.5 million for the prior year period, primarily due to increased expenses from Fertitta Interactive and reimbursable expenses. SG&A expenses for Fertitta Interactive were $8.5 million for the three months ended March 31, 2014 as compared to $2.6 million for the prior year period. Excluding Fertitta Interactive and reimbursable expenses, SG&A expenses for the three months ended March 31, 2014 increased by 2.9% as compared to the same period in the prior year.
Depreciation and Amortization.  Depreciation and amortization expense for the three months ended March 31, 2014 decreased to $33.0 million, as compared to $35.3 million for the prior year period. The change is primarily due to shorter-lived assets becoming fully depreciated, partially offset by amortization of the Graton management contract intangible asset, which commenced upon opening of Graton Resort in November 2013.
Management Fee Expense.  We have long-term management agreements with affiliates of Fertitta Entertainment to manage our properties. Under the management agreements, we pay a base management fee equal to 2% of gross revenues and an incentive management fee equal to 5% of positive EBITDA (as defined in the agreements) for each of our managed properties. Management fee expense for the three months ended March 31, 2014 was $12.8 million as compared to $11.7 million for the prior year period.

Write-downs and Other Charges, net. Write-downs and other charges, net includes charges such as gains or losses on asset disposals, severance expense and non-routine transactions. For the three months ended March 31, 2014, write-downs and other charges, net were $1.5 million as compared to $2.5 million in the prior year period.
Interest Expense, net.  Interest expense, net, for the three months ended March 31, 2014 was $39.7 million as compared to $43.3 million for the prior year period. In March 2013, we refinanced approximately $2.1 billion of our outstanding long-term debt, which resulted in an increase in the contractual interest rates on the refinanced debt for the three months ended March 31, 2014 as compared to the prior year period. The majority of the refinancing was accounted for as a debt extinguishment, and a significant portion of our debt discount was written off. The decrease in interest expense for the three months ended March 31, 2014 as compared to the prior year period is primarily due to lower debt discount amortization. On March 18, 2014, we completed a repricing of our $1.6 billion term loan, which resulted in an interest rate reduction of 75 basis points on that portion of our debt. The repricing is expected to reduce our annual cash interest expense by approximately $12 million.
Interest expense, net, includes the impact of our interest rate swaps that are designated in cash flow hedging relationships, which effectively convert $1.0 billion of our variable-rate debt to a fixed rate. Interest expense also includes amortization of deferred losses on discontinued cash flow hedging relationships that are being reclassified from accumulated other comprehensive loss into interest expense as the previously hedged cash flows continue to occur. For the three months ended March 31, 2014 and 2013, interest rate swaps increased our interest expense by $3.3 million and $3.1 million, respectively, which included $2.7 million of previously deferred losses on discontinued cash flow hedges for both periods.
Loss on Extinguishment of Debt. During the three months ended March 31, 2014, we recognized a loss on extinguishment of debt of $4.1 million related to the repricing of our term loan, primarily representing third-party fees and costs. During the three months ended March 31, 2013, we recognized a loss on extinguishment of debt of $146.8 million related to the refinancing of our senior notes and our previous credit facilities, primarily representing the write-off of unamortized debt discount and debt issuance costs related to the previous debt.
Net Income (Loss) Attributable to Noncontrolling Interests. Net income (loss) attributable to noncontrolling interests represents the portion of net income (loss) of MPM and Fertitta Interactive that is not attributable to the Company.

Adjusted EBITDAM

Adjusted EBITDAM for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Adjusted EBITDAM	$110,822	$98,265

The increase in Adjusted EBITDAM for the three months ended March 31, 2014 as compared to the prior year period is primarily due to management fees from Graton Resort, as well as improved operating results at our properties, as described above.

Adjusted EBITDAM is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDAM is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to operating income, Adjusted EBITDAM is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations excluding management fees, non-cash expenses, financing costs, and other non-operational or non-recurring items. Adjusted EBITDAM includes net income plus interest expense, net, depreciation and amortization, management fee expenses, development and preopening expenses, charges relating to share-based compensation, write-downs and other charges, net, loss on extinguishment of debt, changes in fair value of derivative instruments, and excludes Adjusted EBITDAM attributable to MPM noncontrolling interests and Adjusted EBITDAM of Fertitta Interactive. To evaluate Adjusted EBITDAM and the trends it depicts, the components should be considered. Each of these components can significantly affect our results of operations and should be considered in evaluating our operating performance, and the impact of these components cannot be determined from Adjusted EBITDAM. Further, Adjusted EBITDAM does not represent net income or cash flows from operating, financing or investing activities as defined by generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income as an indicator of our operating performance. Additionally, Adjusted EBITDAM does not consider capital expenditures and other investing activities and should not be considered as a measure of our liquidity. In addition, it should be noted that not all gaming companies that report EBITDAM or adjustments to this measure may calculate EBITDAM or such adjustments in the same manner as us, and therefore our measure of Adjusted EBITDAM may not be comparable to similarly titled measures used by other gaming companies.

Following is a reconciliation of net income (loss) to Adjusted EBITDAM (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$13,587	$(142,146)
Interest expense, net	39,658	43,299
Depreciation and amortization	33,049	35,331
Management fee expense	12,764	11,746
Development and preopening	29	140
Share-based compensation	775	1,090
Write-downs and other charges, net	1,525	2,513
Loss on extinguishment of debt	4,132	146,787
Change in fair value of derivative instruments	2	272
Adjusted EBITDAM attributable to MPM noncontrolling interests	(3,283)	(3,423)
Adjusted EBITDAM attributable to Fertitta Interactive noncontrolling interests	3,762	1,291
Adjusted EBITDAM attributable to Station Casinos LLC	106,000	96,900
Adjusted EBITDAM of Fertitta Interactive attributable to Station Casinos LLC	4,822	1,365
Adjusted EBITDAM	$110,822	$98,265

Liquidity and Capital Resources
The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, investments and subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, the risks described in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.
Capital Resources
At March 31, 2014, we had $139.4 million in cash and cash equivalents, which is primarily used for the day-to-day operations of our properties. At March 31, 2014, our borrowing availability under our revolving credit facility was $314.4 million, subject to continued compliance with the terms of the credit facility, which is net of outstanding letters of credit and similar obligations totaling $35.6 million.
Our primary cash requirements for the remainder of 2014 include (i) principal and interest payments on our indebtedness totaling $65.2 million and $97.1 million, respectively, including a $50.7 million mandatory principal repayment on our Term Loan Facility which was paid in April 2014, (ii) approximately $90 million to $100 million for maintenance and other capital expenditures and investments, including investments to support the operations of Fertitta Interactive, and (iii) distributions to our members and noncontrolling interests.
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

Cash Flow Information
Following is a summary of our cash flow information (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Cash flows provided by (used in):
Operating activities	$47,919	$55,723
Investing activities	(3,057)	(30,435)
Financing activities	(43,126)	(52,013)
Cash Flows from Operating Activities. Our operating cash flows primarily consist of operating income generated by our properties (excluding depreciation and other non-cash charges), interest paid and changes in working capital accounts such as inventories, prepaid expenses, receivables and payables. The majority of our revenue is generated from our slot machine and table game play, which is conducted primarily on a cash basis. Our food and beverage, room and other revenues are also primarily cash-based. As a result, fluctuations in our revenues have a direct impact on our cash flow from operations. During the three months ended March 31, 2014, net cash provided by operating activities totaled $47.9 million, as compared to $55.7 million for the prior year period. The decrease in cash flows from operating activities for the three months ended March 31, 2014 is primarily due to a $19.6 million increase in cash paid for interest, partially offset by our improved operating results, including the impact of management fees from Graton Resort, which opened in November 2013. Cash flows from operating activities is also impacted by normal fluctuations in working capital accounts.
Cash Flows from Investing Activities. During the three months ended March 31, 2014, we paid $20.7 million for capital expenditures, primarily related to slot machine purchases, information technology equipment and various remodeling projects, and we paid $0.6 million in reimbursable advances to the Mono tribe for its development project. In addition, in January 2014, we received a repayment of $17.0 million on our advances for Graton Resort. During the three months ended March 31, 2013, we paid $29.0 million for capital expenditures and $0.7 million for reimbursable advances to the Mono tribe.
Cash Flows from Financing Activities. During the three months ended March 31, 2014, we paid $37.2 million in distributions to our members, and MPM paid $1.4 million in distributions to noncontrolling interest holders. For the same period, Fertitta Interactive received capital contributions totaling $5.1 million from noncontrolling interest holders to fund its operations. In addition, on March 18, 2014, we completed a repricing of our $1.625 billion Term Loan Facility and paid $2.4 million in related fees and costs.
During the three months ended March 31, 2013, we refinanced approximately $2.1 billion of our outstanding indebtedness and paid $35.3 million in related fees and costs. During the same period, MPM paid $1.7 million in distributions to noncontrolling interest holders, and Fertitta Interactive received $2.3 million in capital contributions from noncontrolling interest holders.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities nor do we have any derivative arrangements other than the previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At March 31, 2014, we had outstanding letters of credit and similar obligations totaling $35.6 million.
Contractual Obligations
Except for the repricing of our $1.625 billion Term Loan Facility, which will result in an estimated annual decrease of approximately $12 million in cash interests payments, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.
Native American Development
We have development and management agreements with the North Fork Rancheria of Mono Indians under which we will assist the tribe in developing and operating a gaming and entertainment facility to be located in Madera County, California. See Note 2 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 8 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 for information about this project.

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

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The legislature is not currently in session, and the next session will begin on February 2, 2015. There were no specific proposals during the most recent legislative session to increase gaming taxes; however, there are no assurances that an increase in gaming taxes will not be proposed and passed by the Nevada Legislature in the future.
Description of Certain Indebtedness
A description of our indebtedness is included in Note 11 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013, and except for the repricing of our Term Loan Facility in March 2014, there were no material changes to our indebtedness during the three months ended March 31, 2014.
Derivative Instruments
We have entered into various interest rate swaps to manage our exposure to interest rate risk. At March 31, 2014 we had two floating-to-fixed interest rate swaps with notional amounts of $779.4 million and $259.8 million which mature in 2015 and 2017, respectively. These interest rate swaps effectively fix the interest rate on a portion of our variable-rate debt at approximately 5.3%. As of March 31, 2014, we paid a weighted-average fixed interest rate of 2.04% and received a weighted-average variable interest rate of 1.00% on our interest rate swaps. For the three months ended March 31, 2014, our interest rate swaps increased our interest expense by $3.3 million, which includes deferred losses that are being amortized out of accumulated other comprehensive loss to expense as a result of previously discontinued cash flow hedging relationships. The changes in fair value of the effective portions of our designated interest rate swaps is recognized in other comprehensive income, and the changes in the fair value of any ineffective portion of the designated interest rate swaps, as well as any interest rate swaps not designated in hedging relationships, are recognized in change in fair value of derivative instruments as they occur. See Note 4 to the condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information about our derivative and hedging activities and the related accounting.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2014.

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
At March 31, 2014, $1.72 billion of the borrowings under our credit agreements are based on LIBOR plus applicable margins of 3.25% to 3.50%, and none of our outstanding borrowings are based on the base rate. The LIBOR rate underlying the LIBOR-based borrowings outstanding under our Credit Facility was 1.00%, which is the LIBOR floor stipulated in the agreement. The LIBOR rate underlying the borrowings under our land loan is 0.244% at March 31, 2014. We cannot predict the LIBOR or base rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings as of March 31, 2014, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $2.5 million, after giving effect to our interest rate swaps and the 1% LIBOR floor described above.

We are also exposed to interest rate risk related to our interest rate swap agreements which we use to hedge a portion of our variable-rate debt. As of March 31, 2014, we had two variable-to-fixed interest rate swaps with notional amounts totaling $1.0 billion which effectively hedge a portion of the interest rate risk on borrowings under our credit agreement. Our interest rate swaps, both of which are designated in cash flow hedging relationships, are matched with specific debt obligations and qualify for hedge accounting. We do not use derivative financial instruments for trading or speculative purposes. Interest differentials resulting from designated interest rate swap agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate movements also affect the fair value of our interest rate swaps, which is reflected as a long-term liability in our Condensed Consolidated Balance Sheets.

The fair values of interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the agreements, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of the accounting guidance for fair value measurements and disclosures, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In accordance with the accounting guidance for fair value measurement, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Fair value is subject to significant estimation and a high degree of variability between periods; however, to the extent that our interest rate swaps are effective in hedging the designated risk, the changes in the fair value of the interest rate swaps are deferred in other comprehensive income on our Condensed Consolidated Balance Sheets. Certain future events, including prepayment, refinancing or acceleration of the hedged debt, could cause all or a portion of these hedges to become ineffective. The changes in the fair value of ineffective portions of our interest rate swaps are recognized in the statement of operations in the period of change. In addition, we are exposed to credit risk should our counterparties fail to perform under the terms of the interest rate swap agreements; however, we seek to minimize our exposure to this risk by entering into interest rate swap agreements with highly rated counterparties, and we do not believe we are exposed to significant credit risk as of March 31, 2014.
Additional information about our long-term debt and interest rate swap agreements is included in Notes 3 and 4 to the condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

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

Item 1A.    Risk Factors
There have been no material changes in the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds—None.

Item 3.    Defaults Upon Senior Securities—None.

Item 4.    Mine Safety Disclosures—None.

Item 5.    Other Information—None.

Item 6.    Exhibits

(a)	Exhibits

No. 10.1—First Amendment to Credit Agreement dated as of March 18, 2014, by and among Station Casinos LLC, as borrower, the Station Parties (as defined therein) parties thereto, Deutsche Bank AG Cayman Islands Branch, as administrative agent, and each Lender (as defined therein) party thereto. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated March 18, 2014)
No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 32.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 32.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 101—The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets at March 31, 2014 (unaudited) and December 31, 2013, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATION CASINOS LLC, Registrant

DATE:	May 15, 2014	/s/ MARC J. FALCONE
Marc J. Falcone Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)