Form 10-Q
period 2014-06-30
Station Casinos LLC
filed 2014-08-13
CIK 1503579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of July 31, 2014, 100 shares of the registrant's voting units were outstanding and 100 shares of the registrant's non-voting units were outstanding.

STATION CASINOS LLC

Part I. Financial Information
Item 1.    Financial Statements
STATION CASINOS LLC CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except units data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$153,535	$137,621
Restricted cash	1,067	1,067
Receivables, net	29,912	45,522
Inventories	9,000	9,055
Prepaid gaming tax	22,141	18,966
Prepaid expenses and other current assets	10,941	9,025
Total current assets	226,596	221,256
Property and equipment, net of accumulated depreciation of $325,483 and $276,197 at June 30, 2014 and December 31, 2013, respectively	2,137,154	2,162,742
Goodwill	201,238	201,238
Intangible assets, net of accumulated amortization of $50,502 and $42,056 at June 30, 2014 and December 31, 2013, respectively	178,946	189,852
Land held for development	215,889	216,021
Investments in joint ventures	17,624	14,032
Native American development costs	8,311	6,806
Other assets, net	59,427	66,451
Total assets	$3,045,185	$3,078,398
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$21,712	$18,223
Accrued interest payable	16,048	16,920
Other accrued liabilities	113,961	125,673
Current portion of long-term debt	50,793	69,814
Total current liabilities	202,514	230,630
Long-term debt, less current portion	2,097,966	2,128,335
Deficit investment in joint venture	2,263	2,308
Interest rate swaps and other long-term liabilities, net	22,613	21,182
Total liabilities	2,325,356	2,382,455
Commitments and contingencies (Note 9)
Members' equity:
Voting units; 100 units authorized, issued and outstanding	—	—
Non-voting units; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	734,524	781,372
Accumulated other comprehensive loss	(11,704)	(11,933)
Accumulated deficit	(40,386)	(111,031)
Total Station Casinos LLC members' equity	682,434	658,408
Noncontrolling interest	37,395	37,535
Total members' equity	719,829	695,943
Total liabilities and members' equity	$3,045,185	$3,078,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenues:
Casino	$223,922	$224,962	$452,359	$445,819
Food and beverage	59,543	59,580	120,589	120,265
Room	28,884	26,857	57,264	54,129
Other	18,545	18,052	35,621	33,896
Management fees	17,058	11,020	34,444	20,860
Gross revenues	347,952	340,471	700,277	674,969
Promotional allowances	(23,801)	(23,892)	(46,855)	(46,599)
Net revenues	324,151	316,579	653,422	628,370
Operating costs and expenses:
Casino	86,808	85,627	174,524	170,446
Food and beverage	39,403	40,265	79,502	82,033
Room	11,425	10,482	22,715	21,615
Other	7,979	7,210	14,950	13,369
Selling, general and administrative	75,738	75,317	154,628	145,806
Development and preopening	144	46	173	186
Depreciation and amortization	33,626	35,417	66,675	70,748
Management fee expense	12,352	11,790	25,116	23,536
Write-downs and other charges, net	14,497	3,037	16,022	5,550
	281,972	269,191	554,305	533,289
Operating income	42,179	47,388	99,117	95,081
Earnings from joint ventures	585	474	1,026	993
Operating income and earnings from joint ventures	42,764	47,862	100,143	96,074
Other (expense) income:
Interest expense, net	(37,158)	(40,530)	(76,816)	(83,829)
Loss on extinguishment of debt	—	—	(4,132)	(146,787)
Gain on Native American development	49,074	—	49,074	—
Change in fair value of derivative instruments	(71)	34	(73)	(238)
	11,845	(40,496)	(31,947)	(230,854)
Net income (loss)	54,609	7,366	68,196	(134,780)
Less: net (loss) income attributable to noncontrolling interests	(752)	70	(2,449)	(1,284)
Net income (loss) attributable to Station Casinos LLC	$55,361	$7,296	$70,645	$(133,496)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (amounts in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income (loss)	$54,609	$7,366	$68,196	$(134,780)
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swaps:
Unrealized (loss) gain arising during period	(4,190)	9,660	(6,257)	5,593
Less reclassification of unrealized loss on interest rate swaps into operations	3,234	3,368	6,507	6,475
Unrealized (loss) gain on interest rate swaps, net	(956)	13,028	250	12,068
Unrealized loss on available-for-sale securities	(24)	(54)	(21)	(116)
Other comprehensive (loss) income	(980)	12,974	229	11,952
Comprehensive income (loss)	53,629	20,340	68,425	(122,828)
Less comprehensive (loss) income attributable to noncontrolling interests	(752)	70	(2,449)	(1,284)
Comprehensive income (loss) attributable to Station Casinos LLC	$54,381	$20,270	$70,874	$(121,544)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands, unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$68,196	$(134,780)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,675	70,748
Change in fair value of derivative instruments	73	238
Amortization of deferred losses on derivative instruments	6,507	6,475
Recovery of doubtful accounts	(551)	(603)
Write-downs and other charges, net	15,135	4,028
Amortization of debt discount and debt issuance costs	8,732	15,164
Interest—paid in kind	2,046	2,020
Share-based compensation	1,538	1,908
Earnings from joint ventures	(1,026)	(993)
Distributions from joint ventures	799	667
Loss on extinguishment of debt	4,132	146,787
Gain on Native American development	(49,074)	—
Changes in assets and liabilities:
Restricted cash	—	(1,337)
Receivables, net	(813)	3,370
Inventories and prepaid expenses	(5,066)	(7,318)
Accounts payable	2,239	(6,290)
Accrued interest payable	(838)	13,629
Other accrued liabilities	(10,064)	4,479
Other, net	1,397	(8,221)
Net cash provided by operating activities	110,037	109,971
Cash flows from investing activities:
Capital expenditures, net of related payables	(42,422)	(49,420)
Proceeds from sale of property and equipment	318	344
Investments in joint ventures	(3,418)	(973)
Distributions in excess of earnings from joint ventures	99	29
Proceeds from repayment of Native American development costs	66,048	—
Native American development costs	(1,125)	(1,855)
Other, net	833	(502)
Net cash provided by (used in) investing activities	20,333	(52,377)

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands, unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from financing activities:
Proceeds from issuance of 7.50% Senior Notes	—	499,935
Repayment of senior notes due 2018	—	(625,000)
Borrowings under credit agreement with original maturity dates greater than three months	—	1,611,622
Payments under credit agreements with original maturities of three months or less, net	—	(9,063)
Payments under credit agreements with original maturities greater than three months	(59,152)	(1,499,420)
Distributions to members and noncontrolling interests	(53,348)	(5,582)
Payment of debt issuance costs	(2,454)	(35,701)
Payments on derivative instruments with other-than-insignificant financing elements	(5,461)	(3,308)
Capital contributions from noncontrolling interests	7,266	3,522
Payments on other debt	(1,307)	(303)
Net cash used in financing activities	(114,456)	(63,298)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	15,914	(5,704)
Balance, beginning of period	137,621	128,880
Balance, end of period	$153,535	$123,176
Supplemental cash flow disclosures:
Cash paid for interest	$63,567	$48,218
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$12,145	$14,193
Issuance of note payable with option by Fertitta Interactive in exchange for redemption of noncontrolling interest	$—	$4,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization, Basis of Presentation and Significant Accounting Policies
Station Casinos LLC, a Nevada limited liability company (the "Company" or "Station"), is a gaming and entertainment company that owns and operates nine major hotel/casino properties and ten smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. The Company also manages a casino in Sonoma County, California, which opened on November 5, 2013, and a casino in southwestern Michigan, both on behalf of Native American tribes. Through its majority-owned subsidiary, Fertitta Interactive LLC, the Company operates real money online poker in Nevada, which commenced in April 2013, and real money online gaming in New Jersey, which commenced in November 2013.
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
MPM, which manages Gun Lake Casino in southwestern Michigan, is a variable interest entity ("VIE"). The Company consolidates MPM in its consolidated financial statements because it directs the activities of MPM that most significantly impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that are significant to MPM. The creditors of MPM have no recourse to the general credit of the Company, and the assets of MPM may be used only to settle MPM's obligations. MPM's assets reflected in the Company's Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013 included intangible assets of $37.0 million and $42.1 million, respectively, and receivables of $2.5 million and $2.1 million, respectively.

Investments in all other 50% or less owned affiliated companies are accounted for using the equity method. Equity method investments at June 30, 2014 and December 31, 2013 included $7.8 million and $4.4 million, respectively, of investments in certain restaurants at the Company's properties which are considered to be VIEs, in which Station is not the primary beneficiary.
Third party holdings of equity interests in the Company's condensed consolidated financial statements are referred to herein as noncontrolling interests. The portion of net income (loss) attributable to noncontrolling interests is presented separately in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss), and the portion of members' equity attributable to noncontrolling interests is presented separately on the Condensed Consolidated Balance Sheets.
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

Significant Accounting Policies
A description of the Company's significant accounting policies is included in Item 8 of its Annual Report on Form 10–K for the year ended December 31, 2013.
Recently Issued Accounting Standards
In April 2014, the Financial Accounting Standards Board (the "FASB") issued amended accounting guidance that changes the criteria for reporting discontinued operations and expands the related disclosure requirements. This guidance is effective in the first quarter of 2015 for public companies with calendar year ends, and early adoption is permitted. The Company will adopt this guidance during the first quarter of 2015 and does not expect the adoption to have a material impact on its financial position or results of operations.
In May 2014, the FASB issued a new accounting standard for revenue recognition which requires entities to recognize revenue when it transfers promised goods or services to customers, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard supersedes the existing accounting guidance for revenue recognition, including industry-specific guidance, and amends certain accounting guidance for recognition of gains and losses on the transfer of non-financial assets. For public companies, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016, and early adoption is not permitted. Upon adoption, financial statement issuers may elect to apply the new standard either retrospectively to each prior reporting period presented, or using a modified retrospective approach by recognizing the cumulative effect of initial application and providing certain additional disclosures. The Company will adopt this guidance in the first quarter of 2017. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations, and has not yet determined which adoption method it will elect.
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
2.    Native American Development

Following is information about the Company's Native American development activities.

North Fork Rancheria of Mono Indian Tribe

The Company has development and management agreements that were entered into in 2003, and amended in February 2010, with the North Fork Rancheria of Mono Indians (the "Mono"), a federally-recognized Indian tribe located near Fresno, California. Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility (the "North Fork Project") to be located in Madera County, California.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table outlines the Company's evaluation at June 30, 2014 of each of the critical milestones necessary to complete the North Fork Project.

As of June 30, 2014
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
Status of obtaining regulatory and governmental approvals:
Tribal–state compact
A compact was negotiated and signed by the Governor of California and the Mono on August 31, 2012. The compact was submitted to the California legislature for ratification and AB 277, the legislation ratifying the compact, was passed by the California State Assembly on May 2, 2013 and passed by the California State Senate on June 27, 2013. On July 3, 2013, opponents of the North Fork Project filed a referendum seeking to place AB 277 on the state-wide ballot in California in November 2014. On November 20, 2013, the referendum qualified for the November 2014 ballot. The opponents contend that the qualification of the referendum has suspended AB 277 and unless AB 277 is approved by a majority of voters in the next general election (November 2014), the compact will be void.

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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Under the development agreement, the Company has made reimbursable advances to the Mono totaling approximately $23.4 million, which are expected to be repaid from the proceeds of third-party financing or from the Mono's gaming revenues; however, there can be no assurance that the advances will be repaid The carrying amount of the advances was reduced to fair value upon the Company's adoption of fresh-start reporting in 2011. At June 30, 2014, the carrying amount of the advances was $8.3 million.
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at June 30, 2014. The Company's evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company's estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.
The Federated Indians of Graton Rancheria

Prior to securing third-party financing for Graton Resort & Casino (“Graton Resort”) in Sonoma County, California, the Company made reimbursable advances to the Federated Indians of Graton Rancheria (the “Graton Tribe”) for the development of Graton Resort. At December 31, 2013, $63.9 million in advances remained outstanding. In January 2014, the Company received a repayment of $17 million of the outstanding advances, and in June 2014, the Graton Tribe repaid the remaining balance of $49.1 million, including principal and accrued interest. The carrying amount of the advances was reduced to fair value upon the Company’s adoption of fresh-start reporting in 2011. Accordingly, repayments in excess of the carrying amount of the advances are reflected as gains on Native American development in the Condensed Consolidated Statements of Operations.
3.    Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	June 30, 2014	December 31, 2013
$1.625 billion Term Loan Facility, due March 1, 2020, interest at a margin above LIBOR or base rate (4.25% and 5.00% at June 30, 2014 and December 31, 2013, respectively), net of unamortized discount of $46.2 million and $51.4 million, respectively	$1,507,851	$1,561,415
$350 million Revolving Credit Facility, due March 1, 2018, interest at a margin above LIBOR or base rate	—	—
$500 million 7.50% Senior Notes, due March 1, 2021, net of unamortized discount of $5.6 million and $6.0 million, respectively	494,355	494,041
Restructured Land Loan, due June 16, 2016, interest at a margin above LIBOR or base rate (3.65% and 3.67% at June 30, 2014 and December 31, 2013, respectively), net of unamortized discount of $8.8 million and $10.7 million, respectively	103,417	99,820
Other long-term debt, weighted-average interest of 4.02% and 3.93% at June 30, 2014 and December 31, 2013, respectively, maturity dates ranging from 2014 to 2027	43,136	42,873
Total long-term debt	2,148,759	2,198,149
Current portion of long-term debt	(50,793)	(69,814)
Total long-term debt, net	$2,097,966	$2,128,335

Current portion of long-term debt at June 30, 2014 and December 31, 2013 included estimated mandatory excess cash flow payments on the Term Loan Facility of $31.0 million and $50.7 million, respectively.

Term Loan Amendment

In March 2014, the Company completed a repricing of its $1.625 billion Term Loan Facility (the "Term Loan Facility") which reduced the interest rate on the facility by 75 basis points. Prior to the repricing, the interest rate under the Term Loan Facility was at the Company’s option, either LIBOR plus 4.00%, or base rate plus 3.00%, subject to a minimum LIBOR rate of 1.00%. As amended, the interest rate under the Term Loan Facility is at the Company's option, either LIBOR

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

plus 3.25%, or base rate plus 2.25%, subject to a minimum LIBOR rate of 1.00%. The Company must pay a 1% premium if it prepays the amended Term Loan Facility prior to March 18, 2015. The amendment had no impact on the Company’s $350 million Revolving Credit Facility (the "Revolving Credit Facility").

The Company evaluated the repricing transaction on a lender by lender basis and accounted for the portion of the transaction that did not meet the criteria for debt extinguishment as a debt modification. As a result of the repricing transaction, the Company recognized a $4.1 million loss on extinguishment of debt, which included $2.4 million in third-party fees and the write-off of $1.7 million in unamortized debt discount and debt issuance costs related to the repriced debt.

The credit agreement governing the Term Loan Facility and the Revolving Credit Facility contains a number of customary covenants, including requirements that the Company maintain a maximum total leverage ratio ranging from 7.25 to 1.00 at June 30, 2014 to 5.00 to 1.00 in 2017 and a minimum interest coverage ratio ranging from 2.50 to 1.00 in 2014 to 3.00 to 1.00 in 2017, provided that a default of the financial ratio covenants shall only become an event of default under the Term Loan Facility if the lenders providing the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. At June 30, 2014, the Company’s total leverage ratio was 5.12 to 1.00 and its interest coverage ratio was 3.15 to 1.00, both as defined in the credit agreement, and the Company was in compliance with all applicable covenants.

March 2013 Refinancing Transactions

In March 2013, the Company refinanced approximately $2.1 billion of its outstanding debt and paid $35.7 million in related fees and costs. The Company recognized a $146.8 million loss on extinguishment of debt, primarily representing the write-off of unamortized debt discount and debt issuance costs related to the refinanced debt.

Revolver Availability

At June 30, 2014, the Company's borrowing availability under the $350 million Revolving Credit Facility was $315.2 million, which is net of outstanding letters of credit and similar obligations totaling $34.8 million.

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

The table below presents the fair value of the Company's derivative financial instruments, exclusive of any accrued interest, as well as their classification on the Condensed Consolidated Balance Sheets (amounts in thousands):

	Balance sheet classification	Fair value
		June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate swaps and other long–term liabilities, net	$13,933	$13,030

The Company recognizes changes in the fair value of derivative instruments each period as described below in the Cash Flow Hedges and Non-Designated Hedges sections.

As of June 30, 2014, the Company had not posted any collateral related to its interest rate swap agreements; however, the Company's obligations under the swaps are subject to the security and guarantee arrangements applicable to the related credit agreements. The swap agreements contain cross-default provisions under which the Company could be declared in default on its obligations under such agreements if the Company is in default under the Credit Facility. As of June 30, 2014, the termination value of the interest rate swaps, including accrued interest, was a net liability of $15.2 million. Had the Company

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

been in breach of the provisions of the swap agreements, it could have been required to pay the termination value to settle the obligations.

Cash Flow Hedges

As of June 30, 2014, the Company had two outstanding interest rate swaps which effectively convert $1.0 billion of its variable interest rate debt to a fixed rate of approximately 5.3%. In accordance with the accounting guidance for derivatives and hedging, the Company has designated the full notional amount of both of its outstanding swaps as cash flow hedges of interest rate risk. Under the terms of the swap agreements, the Company pays fixed rates ranging from 1.77% to 2.13% and receives variable rates based on one-month LIBOR (subject to a minimum of 1.00%).

The effective portion of the gains or losses on the Company's derivative instruments designated in hedging relationships is reported as a component of other comprehensive income (loss) until the interest payments being hedged are recorded as interest expense, at which time the amounts in other comprehensive income (loss) are reclassified as an adjustment to interest expense. The Company's two outstanding interest rate swaps that are designated in hedging relationships had fair values other than zero at the time they were designated, resulting in ineffectiveness. Gains or losses on the ineffective portion of the Company's derivative instruments are recorded in the period in which they occur as a component of change in fair value of derivative instruments in the Condensed Consolidated Statements of Operations.

The table below presents the gains (losses) on derivative financial instruments included in the Company's condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013, respectively (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain on Derivatives Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Loss) Gain on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013		2014	2013		2014	2013
Interest rate swaps	$(4,190)	$9,660	Interest expense, net	$(3,234)	$(3,368)	Change in fair value of derivative instruments	$(71)	$34

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain on Derivatives Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013		2014	2013
Interest rate swaps	$(6,257)	$5,593	Interest expense, net	$(6,507)	$(6,475)	Change in fair value of derivative instruments	$(73)	$(34)
Losses reclassified from accumulated other comprehensive income (loss) into interest expense, net include reclassifications of deferred losses related to discontinued cash flow hedging relationships. Approximately $12.4 million of deferred losses on interest rate swaps is expected to be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months. This amount includes a portion of the previously deferred losses related to discontinued cash flow hedging relationships.

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

The table below presents the effect of the Company's derivative financial instruments not designated in hedging relationships on the Condensed Consolidated Statements of Operations (amounts in thousands):

		Amount of Loss on Derivative Instruments Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Loss on Derivative Instruments Recognized in Income	2014	2013	2014	2013
Interest rate swaps	Change in fair value of derivative instruments	$—	$—	$—	$(204)

5.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$229	$229	$—	$—
Liabilities
Interest rate swaps	$13,933	$—	$13,933	$—

		Fair Value Measurement at Reporting Date Using
	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$250	$250	$—	$—
Liabilities
Interest rate swaps	$13,030	$—	$13,030	$—
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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Fair Value of Long-term Debt

The following table presents information about the estimated fair value of the Company's long-term debt compared with its carrying amount (amounts in millions):

	June 30, 2014	December 31, 2013
Aggregate fair value	$2,241	$2,299
Aggregate carrying amount	2,149	2,198

The estimated fair value of the Company's long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

6.    Members' Equity

Changes in Members' Equity and Noncontrolling Interest

The changes in members' equity and noncontrolling interest for the six months ended June 30, 2014 were as follows (amounts in thousands):

	Voting units	Non-voting units	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Station Casinos LLC members' equity	Noncontrolling interest	Total members' equity
Balances, December 31, 2013	$—	$—	$781,372	$(11,933)	$(111,031)	$658,408	$37,535	$695,943
Change in unrealized losses on interest rate swaps	—	—	—	250	—	250	—	250
Unrealized loss on available-for-sale securities	—	—	—	(21)	—	(21)	—	(21)
Share-based compensation	—	—	1,530	—	—	1,530	13	1,543
Capital contributions from noncontrolling interests	—	—	—	—	—	—	7,266	7,266
Distributions	—	—	(48,378)	—	—	(48,378)	(4,970)	(53,348)
Net income (loss)	—	—	—	—	70,645	70,645	(2,449)	68,196
Balances, June 30, 2014	$—	$—	$734,524	$(11,704)	$(40,386)	$682,434	$37,395	$719,829
At June 30, 2014, noncontrolling interest includes (a) a 50% ownership interest in MPM, (b) a 42.7% ownership interest in Fertitta Interactive, and (c) ownership interests of the former mezzanine lenders and former unsecured creditors of Station Casinos, Inc. who hold warrants to purchase stock in CV Propco LLC and NP Tropicana LLC.
On July 10, 2014, the Company paid distributions totaling $49.1 million to Station Holdco LLC, which amount was distributed by Station Holdco LLC to its equityholders.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in thousands):

	Unrealized losses on interest rate swaps	Unrealized loss on available-for-sale securities	Total
Balances, December 31, 2013	$(11,873)	$(60)	$(11,933)
Deferred losses on interest rate swaps	(6,257)	—	(6,257)
Reclassification of deferred losses on interest rate swaps into income	6,507	—	6,507
Unrealized loss on available-for-sale securities	—	(21)	(21)
Balances, June 30, 2014	$(11,623)	$(81)	$(11,704)

7.    Management Fee Revenue

The Company manages Graton Resort in Sonoma County, California, and Gun Lake Casino in southwestern Michigan under management agreements with Native American tribes. For the three and six months ended June 30, 2014, management fees earned by the Company include $6.7 million and $14.1 million, respectively, in fees from Graton Resort, which opened on November 5, 2013. Management fee revenue also includes costs incurred by the Company which are reimbursable under the terms of the management agreements.

8.    Write-downs and Other Charges, Net
Write-downs and other charges, net consisted of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Loss on disposal of assets, net	$14,106	$2,674	$15,784	$3,552
Severance expense	414	186	878	1,097
Other	(23)	177	(640)	901
Write-downs and other charges, net	$14,497	$3,037	$16,022	$5,550
Loss on disposal of assets for the three and six months ended June 30, 2014 primarily represents the abandonment of certain assets, including an amphitheater and an outdoor water feature, as well as asset disposals related to various remodeling projects.

9.    Commitments and Contingencies

The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of any legal matters and litigation inherently involves significant costs.

10 .    Condensed Consolidating Financial Information

In March 2013, the Company issued the 7.50% Senior Notes, pursuant to an indenture among the Company (the "Parent"), the guarantors party thereto (the "Guarantor Subsidiaries") and Wells Fargo Bank, National Association, as trustee. The 7.50% Senior Notes are guaranteed by all subsidiaries of the Company other than NP Landco Holdco LLC and Fertitta Interactive and their respective subsidiaries, and MPM. The following condensed consolidating financial statements present information about the Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries. These condensed consolidating financial statements are presented in the provided form because (i) the Guarantor Subsidiaries are 100% owned subsidiaries of the Company (the issuer of the 7.50% Senior Notes), (ii) the guarantees are joint and several, and (iii) the guarantees are "full and unconditional," as those terms are used in Regulation S-X Rule 3-10.  The guarantee of a Guarantor Subsidiary will be automatically released in certain customary circumstances, such as when such Guarantor Subsidiary is sold or all of the assets of such Guarantor Subsidiary are sold, the capital stock is sold, when such Guarantor Subsidiary is designated as an "unrestricted subsidiary" for purposes of the indenture, or upon legal defeasance or satisfaction and discharge of the indenture. The Company has reclassified an intercompany advance from the Parent to the Guarantor Subsidiaries in the condensed consolidating statements of cash flows for the prior year period to conform to the presentation in the Company's Form 10-K. The reclassification had no impact on the condensed consolidating balance sheets, the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income (loss), the condensed consolidated statement of cash flows, or the combined cash flows of the Parent and the Guarantor Subsidiaries.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS JUNE 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$54,184	$90,787	$—	$144,971	$8,564	$—	$153,535
Restricted cash	1,067	—	—	1,067	—	—	1,067
Receivables, net	1,724	23,828	—	25,552	4,360	—	29,912
Intercompany receivables	—	104,120	(101,447)	2,673	—	(2,673)	—
Inventories	8	8,679	—	8,687	313	—	9,000
Prepaid gaming tax	—	21,973	—	21,973	168	—	22,141
Prepaid expenses and other current assets	8,019	2,343	—	10,362	579	—	10,941
Total current assets	65,002	251,730	(101,447)	215,285	13,984	(2,673)	226,596
Property and equipment, net	65,414	2,051,943	—	2,117,357	19,797	—	2,137,154
Goodwill	1,234	194,442	—	195,676	5,562	—	201,238
Intangible assets, net	1,045	139,452	—	140,497	38,449	—	178,946
Land held for development	—	116,869	—	116,869	99,020	—	215,889
Investments in joint ventures	—	14,031	—	14,031	3,593	—	17,624
Native American development costs	—	8,311	—	8,311	—	—	8,311
Investments in subsidiaries	2,700,055	31,786	(2,693,966)	37,875	—	(37,875)	—
Other assets, net	33,345	18,413	—	51,758	7,669	—	59,427
Total assets	$2,866,095	$2,826,977	$(2,795,413)	$2,897,659	$188,074	$(40,548)	$3,045,185

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) JUNE 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$1,446	$19,443	$—	$20,889	$823	$—	$21,712
Accrued interest payable	15,861	176	—	16,037	11	—	16,048
Other accrued liabilities	17,325	90,756	—	108,081	5,880	—	113,961
Intercompany payables	101,447	—	(101,447)	—	2,673	(2,673)	—
Current portion of long-term debt	49,218	1,575	—	50,793	—	—	50,793
Total current liabilities	185,297	111,950	(101,447)	195,800	9,387	(2,673)	202,514
Long-term debt, less current portion	1,989,933	4,616	—	1,994,549	103,417	—	2,097,966
Deficit investment in joint venture	—	2,263	—	2,263	—	—	2,263
Interest rate swaps and other long-term liabilities, net	8,431	14,182	—	22,613	—	—	22,613
Total liabilities	2,183,661	133,011	(101,447)	2,215,225	112,804	(2,673)	2,325,356
Members' equity:
Total Station Casinos LLC members' equity	682,434	2,693,966	(2,693,966)	682,434	37,875	(37,875)	682,434
Noncontrolling interest	—	—	—	—	37,395	—	37,395
Total members' equity	682,434	2,693,966	(2,693,966)	682,434	75,270	(37,875)	719,829
Total liabilities and members' equity	$2,866,095	$2,826,977	$(2,795,413)	$2,897,659	$188,074	$(40,548)	$3,045,185

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$27,182	$103,584	$—	$130,766	$6,855	$—	$137,621
Restricted cash	1,067	—	—	1,067	—	—	1,067
Receivables, net	2,893	38,914	—	41,807	3,715	—	45,522
Intercompany receivables	120,925	—	(118,853)	2,072	—	(2,072)	—
Inventories	7	8,740	—	8,747	308	—	9,055
Prepaid gaming tax	—	18,826	—	18,826	140	—	18,966
Prepaid expenses and other current assets	5,710	2,723	—	8,433	592	—	9,025
Total current assets	157,784	172,787	(118,853)	211,718	11,610	(2,072)	221,256

Property and equipment, net	47,970	2,094,310	—	2,142,280	20,462	—	2,162,742
Goodwill	1,234	194,442	—	195,676	5,562	—	201,238
Intangible assets, net	1,045	143,519	—	144,564	45,288	—	189,852
Land held for development	—	117,001	—	117,001	99,020	—	216,021
Investments in joint ventures	—	14,032	—	14,032	—	—	14,032
Native American development costs	—	6,806	—	6,806	—	—	6,806
Investments in subsidiaries	2,550,678	34,738	(2,545,154)	40,262	—	(40,262)	—
Other assets, net	36,338	22,059	—	58,397	8,054	—	66,451
Total assets	$2,795,049	$2,799,694	$(2,664,007)	$2,930,736	$189,996	$(42,334)	$3,078,398

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) DECEMBER 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$1,374	$15,664	$—	$17,038	$1,185	$—	$18,223
Accrued interest payable	16,726	182	—	16,908	12	—	16,920
Other accrued liabilities	12,772	103,792	—	116,564	9,109	—	125,673
Intercompany payables	—	118,853	(118,853)	—	2,072	(2,072)	—
Current portion of long-term debt	68,831	982	—	69,813	1	—	69,814
Total current liabilities	99,703	239,473	(118,853)	220,323	12,379	(2,072)	230,630
Long-term debt, less current portion	2,024,517	3,998	—	2,028,515	99,820	—	2,128,335
Deficit investment in joint venture	—	2,308	—	2,308	—	—	2,308
Interest rate swaps and other long-term liabilities, net	12,421	8,761	—	21,182	—	—	21,182
Total liabilities	2,136,641	254,540	(118,853)	2,272,328	112,199	(2,072)	2,382,455
Members' equity:
Total Station Casinos LLC members' equity	658,408	2,545,154	(2,545,154)	658,408	40,262	(40,262)	658,408
Noncontrolling interest	—	—	—	—	37,535	—	37,535
Total members' equity	658,408	2,545,154	(2,545,154)	658,408	77,797	(40,262)	695,943
Total liabilities and members' equity	$2,795,049	$2,799,694	$(2,664,007)	$2,930,736	$189,996	$(42,334)	$3,078,398

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$219,785	$—	$219,785	$4,137	$—	$223,922
Food and beverage	—	59,365	—	59,365	178	—	59,543
Room	—	27,995	—	27,995	889	—	28,884
Other	1	16,038	—	16,039	3,462	(956)	18,545
Management fees	1,493	6,836	—	8,329	8,729	—	17,058
Gross revenues	1,494	330,019	—	331,513	17,395	(956)	347,952
Promotional allowances	—	(23,661)	—	(23,661)	(140)	—	(23,801)
Net revenues	1,494	306,358	—	307,852	17,255	(956)	324,151

Operating costs and expenses:
Casino	—	83,520	—	83,520	3,288	—	86,808
Food and beverage	—	39,356	—	39,356	47	—	39,403
Room	—	10,881	—	10,881	544	—	11,425
Other	—	5,838	—	5,838	2,141	—	7,979
Selling, general and administrative	3,109	66,397	—	69,506	7,188	(956)	75,738
Development and preopening	—	144	—	144	—	—	144
Depreciation and amortization	1,643	27,434	—	29,077	4,549	—	33,626
Management fee expense	—	12,020	—	12,020	332	—	12,352
Write-downs and other charges, net	(16)	14,509	—	14,493	4	—	14,497
	4,736	260,099	—	264,835	18,093	(956)	281,972

Operating (loss) income	(3,242)	46,259	—	43,017	(838)	—	42,179
Earnings (losses) from subsidiaries	91,274	(1,520)	(92,844)	(3,090)	—	3,090	—
Earnings from joint ventures	—	585	—	585	—	—	585
Operating income (loss) and earnings (losses) from subsidiaries and joint ventures	88,032	45,324	(92,844)	40,512	(838)	3,090	42,764

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other (expense) income:
Interest expense, net	(32,672)	(1,482)	—	(34,154)	(3,004)	—	(37,158)
Gain on Native American development	—	49,074	—	49,074	—	—	49,074
Change in fair value of derivative instruments	1	(72)	—	(71)	—	—	(71)
	(32,671)	47,520	—	14,849	(3,004)	—	11,845
Net income (loss)	55,361	92,844	(92,844)	55,361	(3,842)	3,090	54,609
Less: net loss attributable to noncontrolling interest	—	—	—	—	(752)	—	(752)
Net income (loss) attributable to Station Casinos LLC	$55,361	$92,844	$(92,844)	$55,361	$(3,090)	$3,090	$55,361

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$221,655	$—	$221,655	$3,307	$—	$224,962
Food and beverage	—	59,399	—	59,399	181	—	59,580
Room	—	25,947	—	25,947	910	—	26,857
Other	7	15,492	—	15,499	3,480	(927)	18,052
Management fees	2,331	149	—	2,480	8,540	—	11,020
Gross revenues	2,338	322,642	—	324,980	16,418	(927)	340,471
Promotional allowances	—	(23,751)	—	(23,751)	(141)	—	(23,892)
Net revenues	2,338	298,891	—	301,229	16,277	(927)	316,579

Operating costs and expenses:
Casino	—	83,493	—	83,493	2,134	—	85,627
Food and beverage	—	40,218	—	40,218	47	—	40,265
Room	—	9,969	—	9,969	513	—	10,482
Other	—	4,974	—	4,974	2,236	—	7,210
Selling, general and administrative	2,451	67,956	—	70,407	5,837	(927)	75,317
Development and preopening	—	46	—	46	—	—	46
Depreciation and amortization	1,331	29,722	—	31,053	4,364	—	35,417
Management fee expense	—	11,497	—	11,497	293	—	11,790
Write-downs and other charges, net	1,665	1,371	—	3,036	1	—	3,037
	5,447	249,246	—	254,693	15,425	(927)	269,191

Operating (loss) income	(3,109)	49,645	—	46,536	852	—	47,388
Earnings (losses) from subsidiaries	46,465	(603)	(47,948)	(2,086)	—	2,086	—
Earnings from joint ventures	—	474	—	474	—	—	474
Operating income (loss) and earnings (losses) from subsidiaries and joint ventures	43,356	49,516	(47,948)	44,924	852	2,086	47,862

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other (expense) income:
Interest expense, net	(36,063)	(1,599)	—	(37,662)	(2,868)	—	(40,530)
Change in fair value of derivative instruments	3	31	—	34	—	—	34
	(36,060)	(1,568)	—	(37,628)	(2,868)	—	(40,496)
Net income (loss)	7,296	47,948	(47,948)	7,296	(2,016)	2,086	7,366
Less: net income attributable to noncontrolling interest	—	—	—	—	70	—	70
Net income (loss) attributable to Station Casinos LLC	$7,296	$47,948	$(47,948)	$7,296	$(2,086)	$2,086	$7,296

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$443,560	$—	$443,560	$8,799	$—	$452,359
Food and beverage	—	120,239	—	120,239	350	—	120,589
Room	—	55,587	—	55,587	1,677	—	57,264
Other	2	32,312	—	32,314	6,228	(2,921)	35,621
Management fees	3,281	14,408	—	17,689	16,755	—	34,444
Gross revenues	3,283	666,106	—	669,389	33,809	(2,921)	700,277
Promotional allowances	—	(46,570)	—	(46,570)	(285)	—	(46,855)
Net revenues	3,283	619,536	—	622,819	33,524	(2,921)	653,422

Operating costs and expenses:
Casino	—	167,851	—	167,851	6,673	—	174,524
Food and beverage	—	79,416	—	79,416	86	—	79,502
Room	—	21,656	—	21,656	1,059	—	22,715
Other	—	11,257	—	11,257	3,693	—	14,950
Selling, general and administrative	6,183	131,673	—	137,856	19,693	(2,921)	154,628
Development and preopening	—	173	—	173	—	—	173
Depreciation and amortization	2,988	54,594	—	57,582	9,093	—	66,675
Management fee expense	—	24,453	—	24,453	663	—	25,116
Write-downs and other charges, net	(555)	16,571	—	16,016	6	—	16,022
	8,616	507,644	—	516,260	40,966	(2,921)	554,305

Operating (loss) income	(5,333)	111,892	—	106,559	(7,442)	—	99,117
Earnings (losses) from subsidiaries	148,220	(7,715)	(151,249)	(10,744)	—	10,744	—
Earnings from joint ventures	—	1,026	—	1,026	—	—	1,026
Operating income (loss) and earnings (losses) from subsidiaries and joint ventures	142,887	105,203	(151,249)	96,841	(7,442)	10,744	100,143

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other (expense) income:
Interest expense, net	(68,112)	(2,953)	—	(71,065)	(5,751)	—	(76,816)
Loss on extinguishment of debt	(4,132)	—	—	(4,132)	—	—	(4,132)
Gain on Native American development	—	49,074	—	49,074	—	—	49,074
Change in fair value of derivative instruments	2	(75)	—	(73)	—	—	(73)
	(72,242)	46,046	—	(26,196)	(5,751)	—	(31,947)
Net income (loss)	70,645	151,249	(151,249)	70,645	(13,193)	10,744	68,196
Less: net loss attributable to noncontrolling interest	—	—	—	—	(2,449)	—	(2,449)
Net income (loss) attributable to Station Casinos LLC	$70,645	$151,249	$(151,249)	$70,645	$(10,744)	$10,744	$70,645

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$440,671	$—	$440,671	$5,148	$—	$445,819
Food and beverage	—	119,914	—	119,914	351	—	120,265
Room	—	52,469	—	52,469	1,660	—	54,129
Other	20	30,643	—	30,663	6,342	(3,109)	33,896
Management fees	3,520	310	—	3,830	17,030	—	20,860
Gross revenues	3,540	644,007	—	647,547	30,531	(3,109)	674,969
Promotional allowances	—	(46,334)	—	(46,334)	(265)	—	(46,599)
Net revenues	3,540	597,673	—	601,213	30,266	(3,109)	628,370

Operating costs and expenses:
Casino	—	167,646	—	167,646	2,800	—	170,446
Food and beverage	—	81,945	—	81,945	88	—	82,033
Room	—	20,608	—	20,608	1,007	—	21,615
Other	—	9,425	—	9,425	3,944	—	13,369
Selling, general and administrative	3,868	132,510	—	136,378	12,537	(3,109)	145,806
Development and preopening	13	173	—	186	—	—	186
Depreciation and amortization	2,115	60,125	—	62,240	8,508	—	70,748
Management fee expense	—	22,979	—	22,979	557	—	23,536
Write-downs and other charges, net	2,093	3,452	—	5,545	5	—	5,550
	8,089	498,863	—	506,952	29,446	(3,109)	533,289

Operating (loss) income	(4,549)	98,810	—	94,261	820	—	95,081
Earnings (losses) from subsidiaries	76,583	(454)	(79,554)	(3,425)	—	3,425	—
Earnings from joint ventures	—	993	—	993	—	—	993
Operating income and earnings (losses) from subsidiaries and joint ventures	72,034	99,349	(79,554)	91,829	820	3,425	96,074

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other (expense) income:
Interest expense, net	(70,014)	(8,286)	—	(78,300)	(5,529)	—	(83,829)
Loss on extinguishment of debt	(135,271)	(11,516)	—	(146,787)	—	—	(146,787)
Change in fair value of derivative instruments	(245)	7	—	(238)	—	—	(238)
	(205,530)	(19,795)	—	(225,325)	(5,529)	—	(230,854)
Net (loss) income	(133,496)	79,554	(79,554)	(133,496)	(4,709)	3,425	(134,780)
Less: net loss attributable to noncontrolling interest	—	—	—	—	(1,284)	—	(1,284)
Net (loss) income attributable to Station Casinos LLC	$(133,496)	$79,554	$(79,554)	$(133,496)	$(3,425)	$3,425	$(133,496)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED JUNE 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$55,361	$92,844	$(92,844)	$55,361	$(3,842)	$3,090	$54,609
Other comprehensive loss:
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(4,190)	(4,074)	4,074	(4,190)	—	—	(4,190)
Less: Reclassification of unrealized loss on interest rate swaps into operations	3,234	1,128	(1,128)	3,234	—	—	3,234
Unrealized loss on interest rate swaps, net	(956)	(2,946)	2,946	(956)	—	—	(956)
Unrealized loss on available–for–sale securities	(24)	—	—	(24)	—	—	(24)
Other comprehensive loss	(980)	(2,946)	2,946	(980)	—	—	(980)
Comprehensive income (loss)	54,381	89,898	(89,898)	54,381	(3,842)	3,090	53,629
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	—	(752)	—	(752)
Comprehensive income (loss) attributable to Station Casinos LLC	$54,381	$89,898	$(89,898)	$54,381	$(3,090)	$3,090	$54,381

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED JUNE 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$7,296	$47,948	$(47,948)	$7,296	$(2,016)	$2,086	$7,366
Other comprehensive income (loss):
Unrealized gain on interest rate swaps:
Unrealized gain arising during period	9,660	9,457	(9,457)	9,660	—	—	9,660
Less: Reclassification of unrealized loss on interest rate swaps into operations	3,368	1,178	(1,178)	3,368	—	—	3,368
Unrealized gain on interest rate swaps, net	13,028	10,635	(10,635)	13,028	—	—	13,028
Unrealized loss on available–for–sale securities	(54)	—	—	(54)	—	—	(54)
Other comprehensive income	12,974	10,635	(10,635)	12,974	—	—	12,974
Comprehensive income (loss)	20,270	58,583	(58,583)	20,270	(2,016)	2,086	20,340
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	70	—	70
Comprehensive income (loss) attributable to Station Casinos LLC	$20,270	$58,583	$(58,583)	$20,270	$(2,086)	$2,086	$20,270

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE SIX MONTHS ENDED JUNE 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$70,645	$151,249	$(151,249)	$70,645	$(13,193)	$10,744	$68,196
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Unrealized loss arising during period	(6,257)	(5,823)	5,823	(6,257)	—	—	(6,257)
Less: Reclassification of unrealized loss on interest rate swaps into operations	6,507	2,277	(2,277)	6,507	—	—	6,507
Unrealized gain (loss) on interest rate swaps, net	250	(3,546)	3,546	250	—	—	250
Unrealized loss on available–for–sale securities	(21)	—	—	(21)	—	—	(21)
Other comprehensive income (loss)	229	(3,546)	3,546	229	—	—	229
Comprehensive income (loss)	70,874	147,703	(147,703)	70,874	(13,193)	10,744	68,425
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	—	(2,449)	—	(2,449)
Comprehensive income (loss) attributable to Station Casinos LLC	$70,874	$147,703	$(147,703)	$70,874	$(10,744)	$10,744	$70,874

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(133,496)	$79,554	$(79,554)	$(133,496)	$(4,709)	$3,425	$(134,780)
Other comprehensive income (loss):
Unrealized gain on interest rate swaps:
Unrealized gain arising during period	5,593	6,876	(6,876)	5,593	—	—	5,593
Less: Reclassification of unrealized loss on interest rate swaps into operations	6,475	2,115	(2,115)	6,475	—	—	6,475
Unrealized gain on interest rate swaps, net	12,068	8,991	(8,991)	12,068	—	—	12,068
Unrealized loss on available–for–sale securities	(116)	—	—	(116)	—	—	(116)
Other comprehensive income	11,952	8,991	(8,991)	11,952	—	—	11,952
Comprehensive (loss) income	(121,544)	88,545	(88,545)	(121,544)	(4,709)	3,425	(122,828)
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	—	(1,284)	—	(1,284)
Comprehensive (loss) income attributable to Station Casinos LLC	$(121,544)	$88,545	$(88,545)	$(121,544)	$(3,425)	$3,425	$(121,544)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$147,117	$(33,711)	$—	$113,406	$(3,369)	$—	$110,037
Cash flows from investing activities:
Capital expenditures, net of related payables	(12,665)	(28,138)	—	(40,803)	(1,619)	—	(42,422)
Proceeds from sale of property and equipment	18	300	—	318	—	—	318
Investments in joint ventures	—	(12)	—	(12)	(3,406)	—	(3,418)
Distributions in excess of earnings from joint ventures	—	99	—	99	—	—	99
Distributions from subsidiaries	10,331	4,971	(10,331)	4,971	—	(4,971)	—
Proceeds from repayment of Native American development costs	—	66,048	—	66,048	—	—	66,048
Native American development costs	—	(1,125)	—	(1,125)	—	—	(1,125)
Investment in subsidiaries	(3,406)	(9,734)	—	(13,140)	—	13,140	—
Other, net	634	204	—	838	(5)	—	833
Net cash provided by (used in) investing activities	(5,088)	32,613	(10,331)	17,194	(5,030)	8,169	20,333
Cash flows from financing activities:
Payments under credit agreements with original maturity dates greater than three months	(58,797)	—	—	(58,797)	(355)	—	(59,152)
Distributions to members and noncontrolling interests	(48,378)	(10,331)	10,331	(48,378)	(9,941)	4,971	(53,348)
Payments of debt issuance costs	(2,454)	—	—	(2,454)	—	—	(2,454)
Payments on derivative instruments with other-than-insignificant financing element	(4,451)	(1,010)	—	(5,461)	—	—	(5,461)
Capital contributions from members	—	—	—	—	13,140	(13,140)	—
Capital contributions from noncontrolling interests	—	—	—	—	7,266	—	7,266
Payments on other debt	(947)	(358)	—	(1,305)	(2)	—	(1,307)
Net cash (used in) provided by financing activities	(115,027)	(11,699)	10,331	(116,395)	10,108	(8,169)	(114,456)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	27,002	(12,797)	—	14,205	1,709	—	15,914
Balance, beginning of period	27,182	103,584	—	130,766	6,855	—	137,621
Balance, end of period	$54,184	$90,787	$—	$144,971	$8,564	$—	$153,535
Supplemental cash flow disclosures:
Cash paid for interest	$62,352	$1,159	$—	$63,511	$56	$—	$63,567
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$2,634	$9,504	$—	$12,138	$7	$—	$12,145

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$71,740	$35,281	$—	$107,021	$2,950	$—	$109,971
Cash flows from investing activities:
Capital expenditures, net of related payables	(260)	(47,014)	—	(47,274)	(2,146)	—	(49,420)
Proceeds from sale of property and equipment	30	314	—	344	—	—	344
Investments in joint ventures	—	(973)	—	(973)	—	—	(973)
Distributions in excess of earnings from joint ventures	—	29	—	29	—	—	29
Distributions from subsidiaries	10,689	5,234	(10,689)	5,234	—	(5,234)	—
Native American development costs	—	(1,855)	—	(1,855)	—	—	(1,855)
Investment in subsidiary	—	(8,746)	—	(8,746)	—	8,746	—
Advances to subsidiary	(576,216)	—	576,216	—	—	—	—
Other, net	—	(485)	—	(485)	(17)	—	(502)
Net cash used in investing activities	(565,757)	(53,496)	565,527	(53,726)	(2,163)	3,512	(52,377)
Cash flows from financing activities:
Proceeds from issuance of 7.50% Senior Notes	499,935	—	—	499,935	—	—	499,935
Repayment of senior notes due 2018	(625,000)	—	—	(625,000)	—	—	(625,000)
Borrowings under credit agreements with original maturity dates greater than three months	1,611,622	—	—	1,611,622	—	—	1,611,622
Payments under credit agreements with original maturities of three months or less, net	(9,063)	—	—	(9,063)	—	—	(9,063)
Payments under credit agreements with original maturities greater than three months	(924,644)	(573,562)	—	(1,498,206)	(1,214)	—	(1,499,420)
Distributions to members and noncontrolling interests	(348)	(10,689)	10,689	(348)	(10,468)	5,234	(5,582)
Payments of debt issuance costs	(33,094)	(2,607)	—	(35,701)	—	—	(35,701)
Payments on derivative instruments with other-than-insignificant financing element	(2,332)	(976)	—	(3,308)	—	—	(3,308)
Advances from parent	—	576,216	(576,216)	—	—	—	—
Capital contributions from members	—	—	—	—	8,746	(8,746)	—
Capital contributions from noncontrolling interests	—	—	—	—	3,522	—	3,522
Payments on other debt	(836)	(174)	—	(1,010)	707	—	(303)
Net cash provided by (used in) financing activities	516,240	(11,792)	(565,527)	(61,079)	1,293	(3,512)	(63,298)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued) FOR THE SIX MONTHS ENDED JUNE 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	22,223	(30,007)	—	(7,784)	2,080	—	(5,704)
Balance, beginning of period	2,841	121,840	—	124,681	4,199	—	128,880
Balance, end of period	$25,064	$91,833	$—	$116,897	$6,279	$—	$123,176
Supplemental cash flow disclosures:
Cash paid for interest	$39,208	$9,010	$—	$48,218	$—	$—	$48,218
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$14	$14,152	$—	$14,166	$27	$—	$14,193
Issuance of note payable with option by Fertitta Interactive in exchange for redemption of noncontrolling interest	$—	$—	$—	$—	$4,600	$—	$4,600

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
Overview
We are a gaming and entertainment company established in 1976 that develops and operates casino entertainment facilities. We currently own and operate nine major hotel/casino properties and ten smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. In addition, we manage Graton Resort & Casino ("Graton Resort") in Sonoma County, California, which opened on November 5, 2013, and Gun Lake Casino ("Gun Lake") in southwestern Michigan. We also began operating online poker in Nevada and online gaming in New Jersey under the Ultimate Gaming brand through our majority-owned subsidiary, Fertitta Interactive, in April 2013 and November 2013, respectively. Online gaming is a new and rapidly evolving industry, and there can be no assurance that Fertitta Interactive will achieve profitability or that we will be able to recover our investment.
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

We use certain key indicators to measure the performance of our gaming operations. Slot handle and table games drop are key indicators of casino volume. Slot handle represents the total amount wagered in a slot machine. Table games drop represents the total amount of cash and net markers issued that are deposited in gaming table drop boxes. Win represents the amount of wagers retained by us and recorded as casino revenue, and hold represents win as a percentage of slot handle or table games drop. As our customers are mainly Las Vegas locals, our hold percentages are generally consistent from period to period. Fluctuations in our casino revenue are generally due to the volume and spending levels of customers at our properties.
In the Las Vegas market, discretionary spending continues to be challenged. However, Las Vegas core tourism metrics show increases in visitor volume, hotel occupancy and average daily room rate as compared to the same periods in 2013, and the local economy continues to show improvements in employment and housing prices.

Results of Operations
The following table presents information about our results of operations (dollars in thousands):

	Three Months Ended June 30,		Percent change	Six Months Ended June 30,		Percent change
	2014	2013		2014	2013
Net revenues	$324,151	$316,579	2.4%	$653,422	$628,370	4.0%
Operating income	42,179	47,388	(11.0)%	99,117	95,081	4.2%

Casino revenues	223,922	224,962	(0.5)%	452,359	445,819	1.5%
Casino expenses	86,808	85,627	1.4%	174,524	170,446	2.4%
Margin	61.2%	61.9%		61.4%	61.8%

Food and beverage revenues	59,543	59,580	(0.1)%	120,589	120,265	0.3%
Food and beverage expenses	39,403	40,265	(2.1)%	79,502	82,033	(3.1)%
Margin	33.8%	32.4%		34.1%	31.8%

Room revenues	28,884	26,857	7.5%	57,264	54,129	5.8%
Room expenses	11,425	10,482	9.0%	22,715	21,615	5.1%
Margin	60.4%	61.0%		60.3%	60.1%

Other revenues	18,545	18,052	2.7%	35,621	33,896	5.1%
Other expenses	7,979	7,210	10.7%	14,950	13,369	11.8%

Management fee revenue	17,058	11,020	54.8%	34,444	20,860	65.1%

Selling, general and administrative	75,738	75,317	0.6%	154,628	145,806	6.1%
Percent of net revenues	23.4%	23.8%		23.7%	23.2%

Depreciation and amortization	33,626	35,417	(5.1)%	66,675	70,748	(5.8)%
Management fee expense	12,352	11,790	4.8%	25,116	23,536	6.7%
Write-downs and other charges, net	14,497	3,037	377.3%	16,022	5,550	188.7%
Interest expense, net	37,158	40,530	(8.3)%	76,816	83,829	(8.4)%
Loss on extinguishment of debt	—	—	n/m	4,132	146,787	n/m
Gain on Native American development	49,074	—	n/m	49,074	—	n/m
______________________________
n/m = Not meaningful
Net Revenues. Net revenues for the three months ended June 30, 2014 increased by 2.4% to $324.2 million as compared to $316.6 million for the three months ended June 30, 2013, primarily due to increases in management fee revenue and room revenue. Net revenues for the six months ended June 30, 2014 increased by 4.0% to $653.4 million as compared to $628.4 million for the six months ended June 30, 2013, mainly due to management fee revenue from Graton Resort and increases in casino and room revenue.
Operating Income. Operating income was $42.2 million for the three months ended June 30, 2014 as compared to $47.4 million for the three months ended June 30, 2013. Operating income was $99.1 million for the six months ended June 30, 2014 as compared to $95.1 million for the six months ended June 30, 2013. Components of operating income are discussed in more detail below.

Casino.  Casino revenues decreased slightly to $223.9 million for the three months ended June 30, 2014 as compared to $225.0 million for the three months ended June 30, 2013, due to lower table games revenue, partially offset by online gaming revenue from Fertitta Interactive, which began operating real money online poker in Nevada in April 2013 and real money online gaming in New Jersey in November 2013. Casino revenues increased by 1.5% to $452.4 million for the six months ended June 30, 2014 as compared to $445.8 million for the six months ended June 30, 2013, mainly due to increased slot revenue and sports win, as well as online gaming revenue from Fertitta Interactive. Casino expenses increased by 1.4% and 2.4% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. The increase in casino expenses was primarily due to expenses of Fertitta Interactive, which had no casino revenues or expenses during the first quarter of 2013.
Food and Beverage.  For the three months ended June 30, 2014, food and beverage revenue was flat as compared to the prior year period. For the six months ended June 30, 2014, food and beverage revenue increased slightly as compared to the prior year period. During the three and six months ended June 30, 2014, several of our restaurants were closed for remodeling, the impact of which was offset by increased catering revenue. For the three and six months ended June 30, 2014, the average guest check increased slightly and the number of restaurant guests served decreased slightly as compared to the prior year periods. Food and beverage expenses decreased by 2.1% and 3.1% for the three and six months ended June 30, 2014, respectively, as compared to the prior year periods due to the closure of several restaurants for remodeling, as well as ongoing operating efficiencies.
Room.  The following table presents key information about our hotel operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Occupancy	92.6%	92.6%	90.4%	90.2%
Average daily rate	$74.08	$69.09	$76.12	$72.23
Revenue per available room	$68.58	$64.00	$68.81	$65.18

Occupancy is calculated by dividing total rooms occupied, including complimentary rooms, by total rooms available. Average daily rate ("ADR") is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms. Revenue per available room is calculated by dividing total room revenue by total rooms available.

For the three months ended June 30, 2014, room revenues increased by 7.5% due to a 7.2% improvement in ADR as compared to the prior year period. Room expenses increased by 9.0% for the three months ended June 30, 2014 as compared to the same period in the prior year. For the six months ended June 30, 2014, room revenues increased by 5.8% due to a 5.4% improvement in ADR and a slight increase in occupancy as compared to the prior year period. Room expenses increased by 5.1% for the six months ended June 30, 2014 as compared to the prior year period. The increase in room revenue for the three and six months ended June 30, 2014 resulted in higher room expenses, mainly payroll costs.
Other.  Other revenues primarily include revenues from retail shops, bowling, leased outlets, spas and entertainment. Other revenues increased to $18.5 million and $35.6 million, respectively, for the three and six months ended June 30, 2014 as compared to $18.1 million and $33.9 million, respectively, for the prior year periods, primarily due to increased revenue from our retail shops. Other expenses increased to $8.0 million and $15.0 million, respectively, for the three and six months ended June 30, 2014 as compared to $7.2 million and $13.4 million, respectively, for the prior year periods, largely due to the increased sales at our retail shops.
Management Fee Revenue.  Management fee revenue mainly represents fees earned from our management agreements with Graton Resort and Gun Lake. For the three and six months ended June 30, 2014, management fee revenue increased to $17.1 million and $34.4 million, respectively, as compared to $11.0 million and $20.9 million, respectively, for the prior year periods, mostly due to $6.7 million and $14.1 million, respectively, in management fees from Graton Resort, which opened in November 2013. Management fee revenue also includes expenses that are reimbursable by Graton Resort and Gun Lake under our management agreements, mainly payroll expenses. For the three and six months ended June 30, 2014, reimbursable revenues decreased to $1.9 million and $3.8 million, respectively, as compared to $2.8 million and $4.2 million, respectively, for the prior year periods. Reimbursable expenses for Graton Resort were higher in the prior year periods due to costs incurred in preparation for its opening.

Selling, General and Administrative ("SG&A").  SG&A expenses for the three months ended June 30, 2014 increased slightly to $75.7 million as compared to $75.3 million for the prior year period due to increased expenses from Fertitta Interactive, partially offset by decreases in reimbursable expenses and other SG&A expenses. SG&A expenses for Fertitta Interactive were $4.0 million for the three months ended June 30, 2014 as compared to $2.5 million for the prior year period. Excluding Fertitta Interactive and reimbursable expenses, SG&A expenses for the three months ended June 30, 2014 decreased slightly as compared to the same period in the prior year.
SG&A expenses for the six months ended June 30, 2014 increased to $154.6 million as compared to $145.8 million for the prior year period, mostly due to increased expenses from Fertitta Interactive. SG&A expenses for Fertitta Interactive were $12.5 million for the six months ended June 30, 2014 as compared to $5.0 million for the prior year period. Excluding Fertitta Interactive and reimbursable expenses, SG&A expenses for the six months ended June 30, 2014 increased by 1.3% as compared to the same period in the prior year.
Depreciation and Amortization.  Depreciation and amortization expense for the three and six months ended June 30, 2014 decreased to $33.6 million and $66.7 million, respectively, as compared to $35.4 million and $70.7 million for the prior year periods. The change is primarily due to shorter-lived assets becoming fully depreciated, partially offset by amortization of the Graton management contract intangible asset, which commenced upon opening of Graton Resort in November 2013.
Management Fee Expense.  We have long-term management agreements with affiliates of Fertitta Entertainment to manage our properties. Under the management agreements, we pay a base management fee equal to 2% of gross revenues and an incentive management fee equal to 5% of positive EBITDA (as defined in the agreements) for each of our managed properties. Management fee expense for the three and six months ended June 30, 2014 was $12.4 million and $25.1 million, respectively, as compared to $11.8 million and $23.5 million for the prior year periods.
Write-downs and Other Charges, net. Write-downs and other charges, net includes charges such as gains or losses on asset disposals, severance expense and non-routine transactions. For the three and six months ended June 30, 2014, write-downs and other charges, net were $14.5 million and $16.0 million, respectively, as compared to $3.0 million and $5.6 million in the prior year periods. The increase in write-downs and other charges, net for the three and six months ended June 30, 2014 is due to the abandonment of certain assets, including an amphitheater and an outdoor water feature, as well as several restaurant remodeling projects.
Interest Expense, net.  Interest expense, net, for the three and six months ended June 30, 2014 was $37.2 million and $76.8 million, respectively, as compared to $40.5 million and $83.8 million for the prior year periods. In March 2014, we completed a repricing of our $1.6 billion term loan, which resulted in an interest rate reduction of 75 basis points on that portion of our debt. In March 2013, we refinanced approximately $2.1 billion of our outstanding long-term debt, which resulted in an increase in the contractual interest rates on the refinanced debt. The majority of the March 2013 refinancing was accounted for as a debt extinguishment, and a significant portion of our debt discount was written off. The decrease in interest expense for the three and six months ended June 30, 2014 as compared to the prior year periods is primarily due to lower debt discount amortization as a result of the March 2013 refinancing and the interest savings resulting from the March 2014 repricing of our term loan. The term loan repricing is expected to reduce our annual cash interest expense by approximately $12 million.
Interest expense, net, includes the impact of our interest rate swaps that are designated in cash flow hedging relationships, which effectively convert $1.0 billion of our variable-rate debt to a fixed rate. Interest expense also includes amortization of deferred losses on discontinued cash flow hedging relationships that are being reclassified from accumulated other comprehensive loss into interest expense as the previously hedged cash flows continue to occur. For the three and six months ended June 30, 2014, interest rate swaps increased our interest expense by $3.2 million and $6.5 million, respectively, as compared to $3.4 million and $6.5 million for the comparable periods in the prior year. These amounts included $2.7 million and $5.4 million of previously deferred losses on discontinued cash flow hedges for three and six months ended June 30, 2014, respectively, as compared to $2.8 million and $5.5 million for the prior year periods.
Loss on Extinguishment of Debt. During the six months ended June 30, 2014, we recognized a loss on extinguishment of debt of $4.1 million related to the March 2014 repricing of our term loan, mainly representing third-party fees and costs. During the six months ended June 30, 2013, we recognized a loss on extinguishment of debt of $146.8 million related to the March 2013 refinancing of our senior notes and our previous credit facilities, primarily representing the write-off of unamortized debt discount and debt issuance costs related to the previous debt.

Gain on Native American Development. During the three and six months ended June 30, 2014, we recognized a gain on Native American development of $49.1 million as a result of receiving payment in full of the outstanding advances and accrued interest due from the Graton Tribe. The gain resulted from the adjustment of the carrying amount of the advances to fair value upon our adoption of fresh-start reporting in 2011, and our deferral of the return on the advances until the carrying amount had been recovered.
Adjusted EBITDAM

Adjusted EBITDAM for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Adjusted EBITDAM	$104,379	$97,671	$215,201	$195,935

The increase in Adjusted EBITDAM for the three and six months ended June 30, 2014 as compared to the prior year periods is mainly due to management fees from Graton Resort, which opened in November 2013.

Adjusted EBITDAM is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDAM is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to operating income, Adjusted EBITDAM is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations excluding management fees, non-cash expenses, financing costs, and other non-operational or non-recurring items. Adjusted EBITDAM includes net income plus interest expense, net, depreciation and amortization, management fee expenses, development and preopening expenses, charges relating to share-based compensation, write-downs and other charges, net, loss on extinguishment of debt, gain on Native American development, changes in fair value of derivative instruments, and excludes Adjusted EBITDAM attributable to MPM noncontrolling interests and Adjusted EBITDAM of Fertitta Interactive. To evaluate Adjusted EBITDAM and the trends it depicts, the components should be considered. Each of these components can significantly affect our results of operations and should be considered in evaluating our operating performance, and the impact of these components cannot be determined from Adjusted EBITDAM. Further, Adjusted EBITDAM does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP and should not be considered as an alternative to net income as an indicator of our operating performance. Additionally, Adjusted EBITDAM does not consider capital expenditures and other investing activities and should not be considered as a measure of our liquidity. In addition, it should be noted that not all gaming companies that report EBITDAM or adjustments to this measure may calculate EBITDAM or such adjustments in the same manner as us, and therefore our measure of Adjusted EBITDAM may not be comparable to similarly titled measures used by other gaming companies.

Following is a reconciliation of net income (loss) to Adjusted EBITDAM (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$54,609	$7,366	$68,196	$(134,780)
Interest expense, net	37,158	40,530	76,816	83,829
Depreciation and amortization	33,626	35,417	66,675	70,748
Management fee expense	12,352	11,790	25,116	23,536
Development and preopening	144	46	173	186
Share-based compensation	763	819	1,538	1,908
Write-downs and other charges, net	14,497	3,037	16,022	5,550
Loss on extinguishment of debt	—	—	4,132	146,787
Gain on Native American development	(49,074)	—	(49,074)	—
Change in fair value of derivative instruments	71	(34)	73	238
Adjusted EBITDAM attributable to MPM noncontrolling interests	(4,161)	(4,047)	(7,444)	(7,470)
Adjusted EBITDAM attributable to Fertitta Interactive noncontrolling interests	1,920	1,219	5,682	2,509
Adjusted EBITDAM attributable to Station Casinos LLC	101,905	96,143	207,905	193,041
Adjusted EBITDAM of Fertitta Interactive attributable to Station Casinos LLC	2,474	1,528	7,296	2,894
Adjusted EBITDAM	$104,379	$97,671	$215,201	$195,935

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
Capital Resources
At June 30, 2014, we had $153.5 million in cash and cash equivalents, which is primarily used for the day-to-day operations of our properties. At June 30, 2014, our borrowing availability under our revolving credit facility, subject to continued compliance with the terms of the credit facility, was $315.2 million, which is net of outstanding letters of credit and similar obligations totaling $34.8 million.
Our primary cash requirements for the remainder of 2014 include (i) principal and interest payments on our indebtedness totaling $10.0 million and $59.6 million, respectively, (ii) approximately $60 million to $70 million for maintenance and other capital expenditures and investments, including investments to support the operations of Fertitta Interactive, and (iii) distributions to our members and noncontrolling interests. On July 10, 2014, we paid distributions totaling $49.1 million to Station Holdco LLC, which was funded from excess cash.
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

Cash Flow Information
Following is a summary of our cash flow information (amounts in thousands):

	Six Months Ended June 30,
	2014	2013
Cash flows provided by (used in):
Operating activities	$110,037	$109,971
Investing activities	20,333	(52,377)
Financing activities	(114,456)	(63,298)
Cash Flows from Operating Activities. Our operating cash flows generally consist of operating income generated by our properties (excluding depreciation and other non-cash charges), interest paid and changes in working capital accounts such as inventories, prepaid expenses, receivables and payables. The majority of our revenue is generated from our slot machine and table game play, which is conducted mainly on a cash basis. Our food and beverage, room and other revenues are also primarily cash-based. As a result, fluctuations in our revenues have a direct impact on our cash flow from operations. For the six months ended June 30, 2014 and 2013, net cash provided by operating activities totaled $110.0 million for both periods. Cash flows from operating activities for the six months ended June 30, 2014 include $58.1 million of cash paid for interest on our debt as compared to $44.9 million for the prior year period, which was offset by management fees from Graton Resort. Cash flows from operating activities also reflects normal fluctuations in our working capital accounts.
Cash Flows from Investing Activities. During the six months ended June 30, 2014, we paid $42.4 million for capital expenditures, consisting primarily of slot machine purchases, information technology equipment purchases and various restaurant projects, and we paid $1.1 million in reimbursable advances for the North Fork project. In addition, during the six months ended June 30, 2014, we received repayments totaling $66.0 million on our advances for Graton Resort, which have now been repaid in full. During the six months ended June 30, 2013, we paid $49.4 million for capital expenditures and $1.9 million for reimbursable advances for the North Fork project.
Cash Flows from Financing Activities. During the six months ended June 30, 2014, we paid $60.5 million in principal payments on our indebtedness and $48.4 million in distributions to our members. For the same period, MPM paid $5.0 million in distributions to noncontrolling interest holders, and Fertitta Interactive received capital contributions totaling $7.3 million from noncontrolling interest holders to fund its operations. In addition, in March 2014 we paid $2.5 million in fees and costs related to the repricing of our $1.625 billion Term Loan Facility.
In March 2013, we refinanced approximately $2.1 billion of our outstanding indebtedness and paid $35.7 million in related fees and costs. During the six months ended June 30, 2013, MPM paid $5.6 million in distributions to members and noncontrolling interest holders, and Fertitta Interactive received capital contributions totaling $3.5 million from noncontrolling interest holders to fund its operations.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities nor do we have any derivative arrangements other than the previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At June 30, 2014, we had outstanding letters of credit and similar obligations totaling $34.8 million.
Contractual Obligations
Except for the repricing of our $1.625 billion Term Loan Facility, which will result in an estimated annual decrease of approximately $12 million in cash interests payments, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.
Native American Development
We have development and management agreements that were entered into in 2003, and amended in February 2010, with the North Fork Rancheria of Mono Indians, a federally-recognized Indian tribe located near Fresno, California. Pursuant to those agreements, we will assist the tribe in developing and operating a gaming and entertainment facility to be located in Madera County, California. See Note 2 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 8 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 for information about this project.

Regulation and Taxes
We are subject to extensive regulation by the Nevada and New Jersey gaming authorities as well as the NIGC, the Federated Indians of Graton Rancheria Gaming Commission and the Gun Lake Tribal Gaming Commission, and will be subject to regulation, which may or may not be similar to that in Nevada and New Jersey, by any other jurisdiction in which we may conduct gaming activities in the future.

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
Description of Certain Indebtedness
A description of our indebtedness is included in Note 11 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013, and except for the repricing of our Term Loan Facility in March 2014, there were no material changes to the terms of our indebtedness during the six months ended June 30, 2014.
Derivative Instruments
We have entered into various interest rate swaps to manage our exposure to interest rate risk. At June 30, 2014 we had two variable-to-fixed interest rate swaps with notional amounts of $777.1 million and $259.0 million which mature in 2015 and 2017, respectively. These interest rate swaps effectively fix the interest rate on a portion of our variable-rate debt at approximately 5.3%. As of June 30, 2014, we paid a weighted-average fixed interest rate of 2.04% and received a weighted-average variable interest rate of 1.00% on our interest rate swaps. For the six months ended June 30, 2014, our interest rate swaps increased our interest expense by $6.5 million, which includes deferred losses that are being amortized out of accumulated other comprehensive loss to expense as a result of previously discontinued cash flow hedging relationships. The changes in fair value of the effective portions of our designated interest rate swaps is recognized in other comprehensive income, and the changes in the fair value of any ineffective portion of the designated interest rate swaps, as well as any interest rate swaps not designated in hedging relationships, are recognized in change in fair value of derivative instruments as they occur. See Note 4 to the condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information about our derivative and hedging activities and the related accounting treatment.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2014.
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
At June 30, 2014, $1.7 billion of the borrowings under our credit agreements are based on LIBOR plus applicable margins of 3.25% to 3.50%, and none of our outstanding borrowings are based on the base rate. At June 30, 2014, the LIBOR rate underlying the LIBOR-based borrowings outstanding under our credit facility was 1.00%, which is the LIBOR floor stipulated in the agreement, and the LIBOR rate underlying the borrowings under our land loan was 0.15%. We cannot predict the LIBOR or base rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings as of June 30, 2014, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $1.9 million, after giving effect to our interest rate swaps and the 1.00% LIBOR floor described above.

We are also exposed to interest rate risk related to our interest rate swap agreements which we use to hedge a portion of our variable-rate debt. As of June 30, 2014, we had two variable-to-fixed interest rate swaps with notional amounts totaling $1.0 billion which effectively hedge a portion of the interest rate risk on borrowings under our credit agreement. Our interest rate swaps, both of which are designated in cash flow hedging relationships, are matched with specific debt obligations and qualify for hedge accounting. We do not use derivative financial instruments for trading or speculative purposes. Interest differentials resulting from designated interest rate swap agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate movements also affect the fair value of our interest rate swaps, which is reflected as a long-term liability in our Condensed Consolidated Balance Sheets.

The fair values of interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the agreements, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of the accounting guidance for fair value measurements and disclosures, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In accordance with the accounting guidance for fair value measurement, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Fair value is subject to significant estimation and a high degree of variability between periods; however, to the extent that our interest rate swaps are effective in hedging the designated risk, the changes in the fair value of the interest rate swaps are deferred in other comprehensive income on our Condensed Consolidated Balance Sheets. Certain future events, including prepayment, refinancing or acceleration of the hedged debt, could cause all or a portion of these hedges to become ineffective. The changes in the fair value of ineffective portions of our interest rate swaps are recognized in the statement of operations in the period of change. In addition, we are exposed to credit risk should our counterparties fail to perform under the terms of the interest rate swap agreements; however, we seek to minimize our exposure to this risk by entering into interest rate swap agreements with highly rated counterparties, and we do not believe we are exposed to significant credit risk as of June 30, 2014.
Additional information about our long-term debt is included in Note 11 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013, and in Note 3 to the condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q. Additional information about our interest rate swap agreements is included in Note 4 to the condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

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

Part II. Other Information
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
No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 32.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 32.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 101—The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets at June 30, 2014 (unaudited) and December 31, 2013, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATION CASINOS LLC, Registrant

Date:	August 12, 2014	/s/ MARC J. FALCONE
Marc J. Falcone Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)