Form 10-Q
period 2014-09-30
Station Casinos LLC
filed 2014-11-14
CIK 1503579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
As of October 31, 2014, 100 shares of the registrant's voting units were outstanding and 100 shares of the registrant's non-voting units were outstanding.

STATION CASINOS LLC

Part I. Financial Information
Item 1.    Financial Statements
STATION CASINOS LLC CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except units data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,100	$137,621
Restricted cash	1,067	1,067
Receivables, net	26,217	45,522
Inventories	8,090	9,055
Prepaid gaming tax	20,505	18,966
Prepaid expenses and other current assets	9,799	9,025
Total current assets	170,778	221,256
Property and equipment, net of accumulated depreciation of $347,882 and $276,197 at September 30, 2014 and December 31, 2013, respectively	2,139,169	2,162,742
Goodwill	195,676	201,238
Intangible assets, net of accumulated amortization of $55,665 and $42,056 at September 30, 2014 and December 31, 2013, respectively	172,916	189,852
Land held for development	203,977	216,021
Investments in joint ventures	18,019	14,032
Native American development costs	8,917	6,806
Other assets, net	48,882	66,451
Total assets	$2,958,334	$3,078,398
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$23,180	$18,223
Accrued interest payable	6,254	16,920
Other accrued liabilities	140,836	125,673
Current portion of long-term debt	73,408	69,814
Total current liabilities	243,678	230,630
Long-term debt, less current portion	2,074,562	2,128,335
Deficit investment in joint venture	2,296	2,308
Interest rate swaps and other long-term liabilities, net	13,230	21,182
Total liabilities	2,333,766	2,382,455
Commitments and contingencies (Note 9)
Members' equity:
Voting units; 100 units authorized, issued and outstanding	—	—
Non-voting units; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	665,911	781,372
Accumulated other comprehensive loss	(7,475)	(11,933)
Accumulated deficit	(61,234)	(111,031)
Total Station Casinos LLC members' equity	597,202	658,408
Noncontrolling interest	27,366	37,535
Total members' equity	624,568	695,943
Total liabilities and members' equity	$2,958,334	$3,078,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues:
Casino	$216,348	$216,055	$668,707	$661,874
Food and beverage	56,768	56,701	177,357	176,966
Room	27,215	26,575	84,479	80,704
Other	18,029	17,963	53,650	51,859
Management fees	17,062	11,422	51,506	32,282
Gross revenues	335,422	328,716	1,035,699	1,003,685
Promotional allowances	(24,433)	(24,020)	(71,288)	(70,619)
Net revenues	310,989	304,696	964,411	933,066
Operating costs and expenses:
Casino	85,094	84,845	259,618	255,291
Food and beverage	37,624	40,261	117,126	122,294
Room	11,295	10,782	34,010	32,397
Other	7,573	7,186	22,523	20,555
Selling, general and administrative	79,579	81,386	234,207	227,192
Development and preopening	113	36	286	222
Depreciation and amortization	32,854	30,718	99,529	101,466
Management fee expense	11,398	10,660	36,514	34,196
Impairment of goodwill	5,562	1,183	5,562	1,183
Impairment of other assets	27,687	258	27,687	258
Write-downs and other charges, net	4,998	1,815	21,020	7,365
	303,777	269,130	858,082	802,419
Operating income	7,212	35,566	106,329	130,647
(Losses) earnings from joint ventures	(272)	159	754	1,152
Operating income and (losses) earnings from joint ventures	6,940	35,725	107,083	131,799
Other (expense) income:
Interest expense, net	(37,331)	(40,650)	(114,147)	(124,479)
Loss on extinguishment of debt	—	—	(4,132)	(146,787)
Gain on Native American development	—	—	49,074	—
Change in fair value of derivative instruments	71	(43)	(2)	(281)
	(37,260)	(40,693)	(69,207)	(271,547)
Net (loss) income	(30,320)	(4,968)	37,876	(139,748)
Less: net loss attributable to noncontrolling interests	(9,472)	(272)	(11,921)	(1,556)
Net (loss) income attributable to Station Casinos LLC	$(20,848)	$(4,696)	$49,797	$(138,192)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (amounts in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net (loss) income	$(30,320)	$(4,968)	$37,876	$(139,748)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Unrealized gain (loss) arising during period	1,076	(4,468)	(5,181)	1,125
Less reclassification of unrealized loss on interest rate swaps into operations	3,213	3,346	9,720	9,821
Unrealized gain (loss) on interest rate swaps, net	4,289	(1,122)	4,539	10,946
Unrealized loss on available-for-sale securities	(60)	(57)	(81)	(173)
Other comprehensive income (loss)	4,229	(1,179)	4,458	10,773
Comprehensive (loss) income	(26,091)	(6,147)	42,334	(128,975)
Less comprehensive loss attributable to noncontrolling interests	(9,472)	(272)	(11,921)	(1,556)
Comprehensive (loss) income attributable to Station Casinos LLC	$(16,619)	$(5,875)	$54,255	$(127,419)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$37,876	$(139,748)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	99,529	101,466
Change in fair value of derivative instruments	2	281
Amortization of deferred losses on derivative instruments	9,720	9,821
Provision for (recovery of) doubtful accounts	354	(618)
Write-downs and other charges, net	18,957	5,431
Impairment of goodwill	5,562	1,183
Impairment of other assets	27,687	258
Amortization of debt discount and debt issuance costs	13,178	19,226
Interest—paid in kind	3,097	3,082
Share-based compensation	2,286	2,665
Earnings from joint ventures	(754)	(1,152)
Distributions from joint ventures	1,291	1,061
Loss on extinguishment of debt	4,132	146,787
Gain on Native American development	(49,074)	—
Changes in assets and liabilities:
Restricted cash	—	913
Receivables, net	1,977	6,283
Inventories and prepaid expenses	(1,509)	(6,525)
Accounts payable	958	(410)
Accrued interest payable	(10,569)	4,343
Other accrued liabilities	3,381	17,907
Other, net	2,030	(7,875)
Net cash provided by operating activities	170,111	164,379
Cash flows from investing activities:
Capital expenditures, net of related payables	(71,526)	(64,090)
Proceeds from sale of property and equipment	791	449
Investments in joint ventures	(4,386)	(3,647)
Distributions in excess of earnings from joint ventures	785	307
Proceeds from repayment of Native American development costs	66,048	—
Native American development costs	(2,052)	(2,758)
Other, net	409	(2,666)
Net cash used in investing activities	(9,931)	(72,405)

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from financing activities:
Proceeds from issuance of 7.50% Senior Notes	—	499,935
Repayment of senior notes due 2018	—	(625,000)
Borrowings under credit agreement with original maturity dates greater than three months	—	1,611,622
Payments under credit agreements with original maturities of three months or less, net	—	(5,000)
Payments under credit agreements with original maturities greater than three months	(63,218)	(1,508,388)
Distributions to members and noncontrolling interests	(125,803)	(37,898)
Payment of debt issuance costs	(2,454)	(35,701)
Payments on derivative instruments with other-than-insignificant financing elements	(8,270)	(6,193)
Capital contributions from noncontrolling interests	9,803	8,680
Other, net	(2,759)	591
Net cash used in financing activities	(192,701)	(97,352)
Cash and cash equivalents:
Net decrease in cash and cash equivalents	(32,521)	(5,378)
Balance, beginning of period	137,621	128,880
Balance, end of period	$105,100	$123,502
Supplemental cash flow disclosures:
Cash paid for interest	$103,461	$91,940
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$23,339	$10,201
Issuance of note payable with option by Fertitta Interactive in exchange for redemption of noncontrolling interest	$—	$4,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization, Basis of Presentation and Significant Accounting Policies
Station Casinos LLC, a Nevada limited liability company (the "Company" or "Station"), is a gaming and entertainment company that owns and operates nine major hotel/casino properties and ten smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. The Company also manages a casino in Sonoma County, California, which opened on November 5, 2013, and a casino in southwestern Michigan, both on behalf of Native American tribes. Through its majority-owned subsidiary, Fertitta Interactive LLC ("Fertitta Interactive"), the Company operates real money online poker in Nevada, which commenced in April 2013. In September 2014, Fertitta Interactive ceased operating online gaming in New Jersey. See Note 8 for additional information.
The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which only include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form  10–K for the year ended December 31, 2013.
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Principles of Consolidation
The amounts shown in the accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including Fertitta Interactive, which is 57.3% owned and controlled by the Company, and MPM Enterprises, LLC ("MPM"), which is 50% owned and controlled by the Company.
MPM, which manages Gun Lake Casino in southwestern Michigan, is a variable interest entity ("VIE"). The Company consolidates MPM in its consolidated financial statements because it directs the activities of MPM that most significantly impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that are significant to MPM. The assets of MPM reflected in the Company's Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 included intangible assets of $34.5 million and $42.1 million, respectively, and receivables of $3.2 million and $2.1 million, respectively. MPM's assets may be used only to settle MPM's obligations, and MPM's beneficial interest holders have no recourse to the general credit of the Company.

Investments in all other 50% or less owned affiliated companies are accounted for using the equity method. Equity method investments at September 30, 2014 and December 31, 2013 included $8.6 million and $4.4 million, respectively, of investments in certain restaurants at the Company's properties which are considered to be VIEs, of which Station is not the primary beneficiary.
Third party holdings of equity interests in the Company's condensed consolidated financial statements are referred to herein as noncontrolling interests. The portion of net income (loss) attributable to noncontrolling interests is presented separately in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive (Loss) Income, and the portion of members' equity attributable to noncontrolling interests is presented separately on the Condensed Consolidated Balance Sheets.
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
Recently Issued Accounting Standards
In April 2014, the Financial Accounting Standards Board (the "FASB") issued amended accounting guidance that changes the criteria for reporting discontinued operations and expands the related disclosure requirements. This guidance is effective in the first quarter of 2015 for public companies with calendar year ends, and early adoption is permitted. The Company expects to adopt this guidance during the first quarter of 2015 and does not expect the adoption to have a material impact on its financial position or results of operations.
In May 2014, the FASB issued a new accounting standard for revenue recognition which requires an entity to recognize revenue when it transfers promised goods or services to customers, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard supersedes the existing accounting guidance for revenue recognition, including industry-specific guidance, and amends certain accounting guidance for recognition of gains and losses on the transfer of non-financial assets. For public companies, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016, and early adoption is not permitted. Upon adoption, financial statement issuers may elect to apply the new standard either retrospectively to each prior reporting period presented, or using a modified retrospective approach by recognizing the cumulative effect of initial application and providing certain additional disclosures. The Company will adopt this guidance in the first quarter of 2017. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations, and has not yet determined which adoption method it will elect.
In August 2014, the FASB issued amended accounting guidance that defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  This amendment provides guidance to an organization’s management with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes.  The amendments are effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  The Company will adopt this guidance in the first quarter of 2017 and does not expect the adoption to have a material impact on its financial position or results of operations.
A variety of proposed or otherwise potential accounting guidance is currently under study by standard-setting organizations and certain regulatory agencies. Due to the tentative and preliminary nature of such proposed accounting guidance, the Company has not yet determined the effect, if any, that the implementation of such proposed accounting guidance will have on its condensed consolidated financial statements.
2.    Native American Development

Following is information about the Company's Native American development activities.

North Fork Rancheria of Mono Indian Tribe

The Company has development and management agreements that were entered into in 2003, and amended in February 2010 and August 2014, with the North Fork Rancheria of Mono Indians (the "Mono"), a federally-recognized Indian tribe located near Fresno, California. Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility (the "North Fork Project") to be located in Madera County, California.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table outlines the Company's evaluation at September 30, 2014 of each of the critical milestones necessary to complete the North Fork Project.

As of September 30, 2014
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
Status of obtaining regulatory and governmental approvals:
Tribal–state compact
A compact was negotiated and signed by the Governor of California and the Mono on August 31, 2012. The compact was submitted to the California legislature for ratification and AB 277, the legislation ratifying the compact, was passed by the California State Assembly on May 2, 2013 and passed by the California State Senate on June 27, 2013. On July 3, 2013, opponents of the North Fork Project filed a referendum seeking to place AB 277 on the state-wide ballot in California in November 2014. On November 20, 2013, the referendum qualified for the November 2014 ballot as "Proposition 48." The opponents contend that the qualification of the referendum suspended AB 277 and that the compact was void unless Proposition 48 was approved by a majority of voters in the November 4, 2014 general election. On November 4, 2014, Proposition 48 failed. The Mono will pursue other avenues of obtaining a tribal-state compact and the right to operate Class III gaming at the North Fork Project.

Approval of gaming compact by DOI
The Mono compact was submitted to the DOI on July 19, 2013. The compact was deemed effective as a matter of federal law on October 22, 2013. Opponents of the North Fork Project allege that the compact is not in effect due to the outcome of the vote on Proposition 48.

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
Approval of management agreement by National Indian Gaming Commission ("NIGC")
Approval of the second amended and restated management agreement by the NIGC is expected to occur following the effective date of the compact. The Company believes the second amended and restated management agreement will be approved because the terms and conditions thereof are consistent with the provisions of the Indian Gaming Regulatory Act.

Gaming licenses:
Type
Current plans for the North Fork Project include Class II and Class III gaming, which requires that the compact remain in effect and that the Company's second amended and restated management agreement be approved by the NIGC.

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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Under the development agreement, the Company has made reimbursable advances to the Mono totaling approximately $24.0 million, which are expected to be repaid from the proceeds of third-party financing or from the Mono's gaming revenues; however, there can be no assurance that the advances will be repaid The carrying amount of the advances was reduced to fair value upon the Company's adoption of fresh-start reporting in 2011. At September 30, 2014, the carrying amount of the advances was $8.9 million.
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at September 30, 2014. The Company's evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company's estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.
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
3.    Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	September 30, 2014	December 31, 2013
$1.625 billion Term Loan Facility, due March 1, 2020, interest at a margin above LIBOR or base rate (4.25% and 5.00% at September 30, 2014 and December 31, 2013, respectively), net of unamortized discount of $44.2 million and $51.4 million, respectively	$1,505,755	$1,561,415
$350 million Revolving Credit Facility, due March 1, 2018, interest at a margin above LIBOR or base rate	—	—
$500 million 7.50% Senior Notes, due March 1, 2021, net of unamortized discount of $5.5 million and $6.0 million, respectively	494,516	494,041
Restructured Land Loan, due June 16, 2016, interest at a margin above LIBOR or base rate (3.65% and 3.67% at September 30, 2014 and December 31, 2013, respectively), net of unamortized discount of $7.8 million and $10.7 million, respectively	105,487	99,820
Other long-term debt, weighted-average interest of 4.00% and 3.93% at September 30, 2014 and December 31, 2013, respectively, maturity dates ranging from 2014 to 2027	42,212	42,873
Total long-term debt	2,147,970	2,198,149
Current portion of long-term debt	(73,408)	(69,814)
Total long-term debt, net	$2,074,562	$2,128,335

The current portion of long-term debt at September 30, 2014 and December 31, 2013 included estimated mandatory excess cash flow payments on the $1.625 billion term loan facility (the "Term Loan Facility") of $53.6 million and $50.7 million, respectively.

Term Loan Amendment

In March 2014, the Company completed a repricing of the Term Loan Facility which reduced the interest rate on the facility by 75 basis points. Prior to the repricing, the interest rate under the Term Loan Facility was at the Company’s option,

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

either LIBOR plus 4.00%, or base rate plus 3.00%, subject to a minimum LIBOR rate of 1.00%. As amended, the interest rate under the Term Loan Facility is at the Company's option, either LIBOR plus 3.25%, or base rate plus 2.25%, subject to a minimum LIBOR rate of 1.00%. The Company must pay a 1% premium if it prepays the amended Term Loan Facility prior to March 18, 2015. The amendment had no impact on the Company’s $350 million revolving credit facility (the "Revolving Credit Facility").

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

The credit agreement governing the Term Loan Facility and the Revolving Credit Facility contains a number of customary covenants, including requirements that the Company maintain a maximum total leverage ratio ranging from 7.25 to 1.00 at September 30, 2014 to 5.00 to 1.00 in 2017 and a minimum interest coverage ratio ranging from 2.50 to 1.00 in 2014 to 3.00 to 1.00 in 2017, provided that a default of the financial ratio covenants shall only become an event of default under the Term Loan Facility if the lenders providing the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. At September 30, 2014, the Company’s total leverage ratio was 5.10 to 1.00 and its interest coverage ratio was 3.25 to 1.00, both as defined in the credit agreement, and the Company was in compliance with all applicable covenants.

March 2013 Refinancing Transactions

In March 2013, the Company refinanced approximately $2.1 billion of its outstanding debt and paid $35.7 million in related fees and costs. The Company recognized a $146.8 million loss on extinguishment of debt, primarily representing the write-off of unamortized debt discount and debt issuance costs related to the refinanced debt.

Revolver Availability

At September 30, 2014, the Company's borrowing availability under the $350 million Revolving Credit Facility, subject to continued compliance with the terms of the credit facility, was $315.7 million, which is net of outstanding letters of credit and similar obligations totaling $34.3 million.

4.    Derivative Instruments

The Company's objective in using derivative instruments is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as a primary part of its cash flow hedging strategy. The Company's interest rate swaps utilized as cash flow hedges involve the receipt of variable–rate payments in exchange for fixed–rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not use derivative financial instruments for trading or speculative purposes. The Company carries derivative instruments on the Condensed Consolidated Balance Sheets at fair value.

The table below presents the fair value of the Company's derivative financial instruments, exclusive of any accrued interest, as well as their classification on the Condensed Consolidated Balance Sheets (amounts in thousands):

	Balance sheet classification	Fair value
		September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swap	Other accrued liabilities – current	$6,286	$—
Interest rate swap	Interest rate swaps and other long–term liabilities, net	3,754	13,030

The Company recognizes changes in the fair value of derivative instruments each period as described below in the Cash Flow Hedges and Non-Designated Hedges sections.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As of September 30, 2014, the Company had not posted any collateral related to its interest rate swap agreements; however, the Company's obligations under the swaps are subject to the security and guarantee arrangements applicable to the related credit agreements. The swap agreements contain cross-default provisions under which the Company could be declared in default on its obligations under such agreements if the Company is in default under the credit facility, and could be required to settle the swap obligations by paying the termination value. As of September 30, 2014, the termination value of the interest rate swaps, including accrued interest, was a net liability of $11.1 million.

Cash Flow Hedges

As of September 30, 2014, the Company had two outstanding interest rate swaps which effectively convert $1.0 billion of its variable interest rate debt to a fixed rate of approximately 5.3%. In accordance with the accounting guidance for derivatives and hedging, the Company has designated the full notional amount of both of its outstanding swaps as cash flow hedges of interest rate risk. Under the terms of the swap agreements, the Company pays fixed rates ranging from 1.77% to 2.13% and receives variable rates based on one-month LIBOR (subject to a minimum of 1.00%).

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

The table below presents the gains (losses) on derivative financial instruments included in the Company's condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013, respectively (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) on Derivatives Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013		2014	2013		2014	2013
Interest rate swaps	$1,076	$(4,468)	Interest expense, net	$(3,213)	$(3,346)	Change in fair value of derivative instruments	$71	$(43)

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain on Derivatives Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013		2014	2013
Interest rate swaps	$(5,181)	$1,125	Interest expense, net	$(9,720)	$(9,821)	Change in fair value of derivative instruments	$(2)	$(77)
Losses reclassified from accumulated other comprehensive loss into interest expense, net include reclassifications of deferred losses related to discontinued cash flow hedging relationships. Approximately $10.2 million of deferred losses on interest rate swaps is expected to be reclassified from accumulated other comprehensive loss into earnings during the next twelve months. This amount includes the amortization of previously deferred losses related to discontinued cash flow hedging relationships.

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

5.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$169	$169	$—	$—
Liabilities
Interest rate swaps	$10,040	$—	$10,040	$—

		Fair Value Measurement at Reporting Date Using
	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$250	$250	$—	$—
Liabilities
Interest rate swaps	$13,030	$—	$13,030	$—
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

Fair Value of Long-term Debt

The following table presents information about the estimated fair value of the Company's long-term debt compared with its carrying amount (amounts in millions):

	September 30, 2014	December 31, 2013
Aggregate fair value	$2,174	$2,299
Aggregate carrying amount	2,148	2,198

The estimated fair value of the Company's long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

Assets Measured at Fair Value on a Nonrecurring Basis

In September 2014, Fertitta Interactive terminated its online gaming operations agreement with its partner in New Jersey due to multiple breaches by the partner. Later in the same month, the partner filed for Chapter 11 bankruptcy reorganization and Fertitta Interactive ceased operating online gaming in New Jersey. As a result, Fertitta Interactive performed an interim impairment assessment for its goodwill and long-lived assets. The Company determined that the carrying amounts of the goodwill and other long-lived assets were not recoverable due to negative cash flows forecasted for future periods, which is considered a Level 3 unobservable input under the fair value hierarchy. In addition, the Company determined that the assets would have minimal value to a market participant. As a result, the Company fully impaired the goodwill and other long-lived assets of Fertitta Interactive. See Note 8 for additional information.

In September 2014, the Company entered into an agreement to sell a parcel of land in Reno, Nevada and recognized a$11.7 million impairment charge to write down the carrying value of the land to $2.0 million, which represents its estimated fair value less cost to sell.

6.    Members' Equity
Changes in Members' Equity and Noncontrolling Interest

The changes in members' equity and noncontrolling interest for the nine months ended September 30, 2014 were as follows (amounts in thousands):

	Voting units	Non-voting units	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Station Casinos LLC members' equity	Noncontrolling interest	Total members' equity
Balances, December 31, 2013	$—	$—	$781,372	$(11,933)	$(111,031)	$658,408	$37,535	$695,943
Change in unrealized losses on interest rate swaps	—	—	—	4,539	—	4,539	—	4,539
Unrealized loss on available-for-sale securities	—	—	—	(81)	—	(81)	—	(81)
Share-based compensation	—	—	2,268	—	—	2,268	23	2,291
Capital contributions from noncontrolling interests	—	—	—	—	—	—	9,803	9,803
Distributions	—	—	(117,729)	—	—	(117,729)	(8,074)	(125,803)
Net income (loss)	—	—	—	—	49,797	49,797	(11,921)	37,876
Balances, September 30, 2014	$—	$—	$665,911	$(7,475)	$(61,234)	$597,202	$27,366	$624,568

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

At September 30, 2014, noncontrolling interest included (a) a 50% ownership interest in MPM, (b) a 42.7% ownership interest in Fertitta Interactive, which had a deficit carrying amount of approximately $0.6 million, and (c) ownership interests of the former mezzanine lenders and former unsecured creditors of Station Casinos, Inc. who hold warrants to purchase stock in CV Propco LLC and NP Tropicana LLC.
On November 6, 2014, the Company's Board of Managers approved the payment of distributions totaling $12.4 million to Station Holdco LLC, which is expected to be paid during the fourth quarter of 2014.
Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (amounts in thousands):

	Unrealized losses on interest rate swaps	Unrealized loss on available-for-sale securities	Total
Balances, December 31, 2013	$(11,873)	$(60)	$(11,933)
Deferred losses on interest rate swaps	(5,181)	—	(5,181)
Reclassification of deferred losses on interest rate swaps into income	9,720	—	9,720
Unrealized loss on available-for-sale securities	—	(81)	(81)
Balances, September 30, 2014	$(7,334)	$(141)	$(7,475)

7.    Management Fee Revenue

The Company manages Graton Resort in Sonoma County, California, and Gun Lake Casino in southwestern Michigan under management agreements with Native American tribes. For the three and nine months ended September 30, 2014, management fees earned by the Company included $6.3 million and $20.4 million, respectively, in fees from Graton Resort, which opened on November 5, 2013. In addition, management fee revenue includes costs incurred by the Company which are reimbursable under the terms of the management agreements.

8.    Asset Impairments and Write-downs and Other Charges, Net
In September 2014, Fertitta Interactive terminated its online gaming operations agreement with its partner in New Jersey due to multiple breaches by the partner. Later in the same month, the partner filed for Chapter 11 bankruptcy reorganization and Fertitta Interactive ceased operating online gaming in New Jersey. As a result of these developments, the Company performed an interim impairment test for all of Fertitta Interactive's assets and recognized impairment charges totaling $21.5 million to write off all of its goodwill, intangible assets and other long-lived assets which management determined were not recoverable due to forecasted negative cash flows. The impairment charges included a goodwill impairment charge of $5.6 million and other asset impairment charges totaling $15.9 million.
Goodwill Impairment

The change in the carrying amount of goodwill for the nine months ended September 30, 2014 was as follows (amounts in thousands):

	December 31, 2013	Impairment Recognized During The Period	September 30, 2014
Goodwill, gross	$202,421	$—	$202,421
Accumulated impairment	(1,183)	(5,562)	(6,745)
Goodwill, net	$201,238	$(5,562)	$195,676

During the three months ended September 30, 2013, the Company acquired two taverns in the Las Vegas area and recognized $1.7 million of goodwill related to the transactions. Additional capital expenditures subsequent to the acquisition of these taverns increased their carrying amount, and management believed it was more likely than not that their carrying amount, including goodwill, exceeded their fair value. As a result, an interim goodwill impairment test for these reporting units was performed as of September 30, 2013 and the Company recognized a goodwill impairment charge of $1.2 million.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Impairment of other assets

As a result of its interim impairment test in September 2014, Fertitta Interactive wrote off all of its long-lived assets. Based primarily on forecasted negative cash flows, management determined that as a result of terminating Fertitta Interactive's online gaming operations in New Jersey, the carrying amounts of the assets were no longer recoverable. Impairment charges recognized by Fertitta Interactive for assets other than goodwill included $7.9 million for property and equipment, $7.0 million for an advancement fee related to its New Jersey operations, $0.9 million for intangible assets other than goodwill, and $0.1 million of other assets.

In September 2014, the Company entered into an agreement to sell approximately 101 acres of land held for development in Reno, Nevada for approximately $2.0 million and recognized an impairment loss of $11.7 million to write down the carrying amount of the land to its fair value less cost to sell. The impairment loss is included in impairment of other assets in the Condensed Consolidated Statements of Operations. The Company expects to complete the sale of the land in the fourth quarter of 2014.
Write-downs and other charges, net

Write-downs and other charges, net consisted of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Loss on disposal of assets, net	$3,825	$1,405	$19,609	$4,957
Severance expense	1,173	324	2,051	1,421
Other	—	86	(640)	987
Write-downs and other charges, net	$4,998	$1,815	$21,020	$7,365
Loss on disposal of assets, net for the three months ended September 30, 2014 primarily represents asset disposals related to various renovation projects, including several restaurants. Loss on disposal of assets, net for the nine months ended September 30, 2014 primarily represents the abandonment of certain assets, including an amphitheater and an outdoor water feature, as well as asset disposals related to renovation projects.

9.    Commitments and Contingencies

The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of any legal matters and litigation inherently involves significant costs.

10 .    Condensed Consolidating Financial Information

In March 2013, the Company issued the 7.50% Senior Notes, pursuant to an indenture among the Company (the "Parent"), the guarantors party thereto (the "Guarantor Subsidiaries") and Wells Fargo Bank, National Association, as trustee. The 7.50% Senior Notes are guaranteed by all subsidiaries of the Company other than NP Landco Holdco LLC and Fertitta Interactive and their respective subsidiaries, MPM, and SC Restaurant Holdco LLC. The following condensed consolidating financial statements present information about the Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries. These condensed consolidating financial statements are presented in the provided form because (i) the Guarantor Subsidiaries are 100% owned subsidiaries of the Company (the issuer of the 7.50% Senior Notes), (ii) the guarantees are joint and several, and (iii) the guarantees are "full and unconditional," as those terms are used in Regulation S-X Rule 3-10.  The guarantee of a Guarantor Subsidiary will be automatically released in certain customary circumstances, such as when such Guarantor Subsidiary is sold or all of the assets of such Guarantor Subsidiary are sold, the capital stock is sold, when such Guarantor Subsidiary is designated as an "unrestricted subsidiary" for purposes of the indenture, or upon legal defeasance or satisfaction and discharge of the indenture. The Company has reclassified an intercompany advance from the Parent to the Guarantor Subsidiaries in the condensed consolidating statements of cash flows for the prior year period to conform to the presentation in the Company's Form 10-K. The reclassification had no impact on the Condensed Consolidating Balance Sheets, the Condensed Consolidating Statements of Operations, the Condensed Consolidating Statements of Comprehensive (Loss) Income, the Condensed Consolidated Statement of Cash Flows, or the combined cash flows of the Parent and the Guarantor Subsidiaries.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS SEPTEMBER 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,141	$91,136	$—	$95,277	$9,823	$—	$105,100
Restricted cash	1,067	—	—	1,067	—	—	1,067
Receivables, net	2,077	19,436	—	21,513	4,704	—	26,217
Intercompany receivables	—	171,620	(168,628)	2,992	—	(2,992)	—
Inventories	8	7,903	—	7,911	179	—	8,090
Prepaid gaming tax	—	20,366	—	20,366	139	—	20,505
Prepaid expenses and other current assets	7,120	2,310	—	9,430	369	—	9,799
Total current assets	14,413	312,771	(168,628)	158,556	15,214	(2,992)	170,778
Property and equipment, net	67,449	2,059,463	—	2,126,912	12,257	—	2,139,169
Goodwill	1,234	194,442	—	195,676	—	—	195,676
Intangible assets, net	1,045	137,418	—	138,463	34,453	—	172,916
Land held for development	—	104,957	—	104,957	99,020	—	203,977
Investments in joint ventures	—	13,379	—	13,379	4,640	—	18,019
Native American development costs	—	8,917	—	8,917	—	—	8,917
Investments in subsidiaries	2,720,440	19,286	(2,715,283)	24,443	—	(24,443)	—
Other assets, net	31,981	16,423	—	48,404	478	—	48,882
Total assets	$2,836,562	$2,867,056	$(2,883,911)	$2,819,707	$166,062	$(27,435)	$2,958,334

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) SEPTEMBER 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$2,226	$20,188	$—	$22,414	$766	$—	$23,180
Accrued interest payable	6,066	176	—	6,242	12	—	6,254
Other accrued liabilities	25,694	110,146	—	135,840	4,996	—	140,836
Intercompany payables	168,628	—	(168,628)	—	2,992	(2,992)	—
Current portion of long-term debt	71,849	1,559	—	73,408	—	—	73,408
Total current liabilities	274,463	132,069	(168,628)	237,904	8,766	(2,992)	243,678
Long-term debt, less current portion	1,964,897	4,178	—	1,969,075	105,487	—	2,074,562
Deficit investment in joint venture	—	2,296	—	2,296	—	—	2,296
Interest rate swaps and other long-term liabilities, net	—	13,230	—	13,230	—	—	13,230
Total liabilities	2,239,360	151,773	(168,628)	2,222,505	114,253	(2,992)	2,333,766
Members' equity:
Total Station Casinos LLC members' equity	597,202	2,715,283	(2,715,283)	597,202	24,443	(24,443)	597,202
Noncontrolling interest	—	—	—	—	27,366	—	27,366
Total members' equity	597,202	2,715,283	(2,715,283)	597,202	51,809	(24,443)	624,568
Total liabilities and members' equity	$2,836,562	$2,867,056	$(2,883,911)	$2,819,707	$166,062	$(27,435)	$2,958,334

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$27,182	$103,584	$—	$130,766	$6,855	$—	$137,621
Restricted cash	1,067	—	—	1,067	—	—	1,067
Receivables, net	2,893	38,914	—	41,807	3,715	—	45,522
Intercompany receivables	120,925	—	(118,853)	2,072	—	(2,072)	—
Inventories	7	8,740	—	8,747	308	—	9,055
Prepaid gaming tax	—	18,826	—	18,826	140	—	18,966
Prepaid expenses and other current assets	5,710	2,723	—	8,433	592	—	9,025
Total current assets	157,784	172,787	(118,853)	211,718	11,610	(2,072)	221,256

Property and equipment, net	47,970	2,094,310	—	2,142,280	20,462	—	2,162,742
Goodwill	1,234	194,442	—	195,676	5,562	—	201,238
Intangible assets, net	1,045	143,519	—	144,564	45,288	—	189,852
Land held for development	—	117,001	—	117,001	99,020	—	216,021
Investments in joint ventures	—	14,032	—	14,032	—	—	14,032
Native American development costs	—	6,806	—	6,806	—	—	6,806
Investments in subsidiaries	2,550,678	34,738	(2,545,154)	40,262	—	(40,262)	—
Other assets, net	36,338	22,059	—	58,397	8,054	—	66,451
Total assets	$2,795,049	$2,799,694	$(2,664,007)	$2,930,736	$189,996	$(42,334)	$3,078,398

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) DECEMBER 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$1,374	$15,664	$—	$17,038	$1,185	$—	$18,223
Accrued interest payable	16,726	182	—	16,908	12	—	16,920
Other accrued liabilities	12,772	103,792	—	116,564	9,109	—	125,673
Intercompany payables	—	118,853	(118,853)	—	2,072	(2,072)	—
Current portion of long-term debt	68,831	982	—	69,813	1	—	69,814
Total current liabilities	99,703	239,473	(118,853)	220,323	12,379	(2,072)	230,630
Long-term debt, less current portion	2,024,517	3,998	—	2,028,515	99,820	—	2,128,335
Deficit investment in joint venture	—	2,308	—	2,308	—	—	2,308
Interest rate swaps and other long-term liabilities, net	12,421	8,761	—	21,182	—	—	21,182
Total liabilities	2,136,641	254,540	(118,853)	2,272,328	112,199	(2,072)	2,382,455
Members' equity:
Total Station Casinos LLC members' equity	658,408	2,545,154	(2,545,154)	658,408	40,262	(40,262)	658,408
Noncontrolling interest	—	—	—	—	37,535	—	37,535
Total members' equity	658,408	2,545,154	(2,545,154)	658,408	77,797	(40,262)	695,943
Total liabilities and members' equity	$2,795,049	$2,799,694	$(2,664,007)	$2,930,736	$189,996	$(42,334)	$3,078,398

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$213,531	$—	$213,531	$2,817	$—	$216,348
Food and beverage	—	56,609	—	56,609	159	—	56,768
Room	—	26,470	—	26,470	745	—	27,215
Other	2	15,587	—	15,589	3,446	(1,006)	18,029
Management fees	1,537	6,427	—	7,964	9,098	—	17,062
Gross revenues	1,539	318,624	—	320,163	16,265	(1,006)	335,422
Promotional allowances	—	(24,288)	—	(24,288)	(145)	—	(24,433)
Net revenues	1,539	294,336	—	295,875	16,120	(1,006)	310,989

Operating costs and expenses:
Casino	—	83,375	—	83,375	1,719	—	85,094
Food and beverage	—	37,583	—	37,583	41	—	37,624
Room	—	10,787	—	10,787	508	—	11,295
Other	—	5,527	—	5,527	2,046	—	7,573
Selling, general and administrative	3,369	70,631	—	74,000	6,585	(1,006)	79,579
Development and preopening	—	113	—	113	—	—	113
Depreciation and amortization	1,857	26,841	—	28,698	4,156	—	32,854
Management fee expense	—	11,081	—	11,081	317	—	11,398
Impairment of goodwill	—	—	—	—	5,562	—	5,562
Impairment of other assets	—	11,739	—	11,739	15,948	—	27,687
Write-downs and other charges, net	198	4,350	—	4,548	450	—	4,998
	5,424	262,027	—	267,451	37,332	(1,006)	303,777

Operating (loss) income	(3,885)	32,309	—	28,424	(21,212)	—	7,212
Earnings (losses) from subsidiaries	15,793	(12,858)	(18,523)	(15,588)	—	15,588	—
Earnings (losses) from joint ventures	—	478	—	478	(750)	—	(272)
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	11,908	19,929	(18,523)	13,314	(21,962)	15,588	6,940

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated

Other (expense) income:
Interest expense, net	(32,755)	(1,478)	—	(34,233)	(3,098)	—	(37,331)
Change in fair value of derivative instruments	(1)	72	—	71	—	—	71
	(32,756)	(1,406)	—	(34,162)	(3,098)	—	(37,260)
Net (loss) income	(20,848)	18,523	(18,523)	(20,848)	(25,060)	15,588	(30,320)
Less: net loss attributable to noncontrolling interest	—	—	—	—	(9,472)	—	(9,472)
Net (loss) income attributable to Station Casinos LLC	$(20,848)	$18,523	$(18,523)	$(20,848)	$(15,588)	$15,588	$(20,848)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$212,412	$—	$212,412	$3,643	$—	$216,055
Food and beverage	—	56,538	—	56,538	163	—	56,701
Room	—	25,754	—	25,754	821	—	26,575
Other	4	15,483	—	15,487	3,394	(918)	17,963
Management fees	2,798	129	—	2,927	8,495	—	11,422
Gross revenues	2,802	310,316	—	313,118	16,516	(918)	328,716
Promotional allowances	—	(23,877)	—	(23,877)	(143)	—	(24,020)
Net revenues	2,802	286,439	—	289,241	16,373	(918)	304,696

Operating costs and expenses:
Casino	—	82,549	—	82,549	2,296	—	84,845
Food and beverage	—	40,226	—	40,226	35	—	40,261
Room	—	10,246	—	10,246	536	—	10,782
Other	—	5,036	—	5,036	2,150	—	7,186
Selling, general and administrative	2,951	72,430	—	75,381	6,923	(918)	81,386
Development and preopening	—	36	—	36	—	—	36
Depreciation and amortization	1,225	25,138	—	26,363	4,355	—	30,718
Management fee expense	—	10,387	—	10,387	273	—	10,660
Impairment of goodwill	—	1,183	—	1,183	—	—	1,183
Impairment of other assets	—	—	—	—	258	—	258
Write-downs and other charges, net	168	1,597	—	1,765	50	—	1,815
	4,344	248,828	—	253,172	16,876	(918)	269,130

Operating (loss) income	(1,542)	37,611	—	36,069	(503)	—	35,566
Earnings (losses) from subsidiaries	33,110	(822)	(35,397)	(3,109)	—	3,109	—
Earnings from joint ventures	—	159	—	159	—	—	159
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	31,568	36,948	(35,397)	33,119	(503)	3,109	35,725

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated

Other expense:
Interest expense, net	(36,243)	(1,529)	—	(37,772)	(2,878)	—	(40,650)
Change in fair value of derivative instruments	(21)	(22)	—	(43)	—	—	(43)
	(36,264)	(1,551)	—	(37,815)	(2,878)	—	(40,693)
Net (loss) income	(4,696)	35,397	(35,397)	(4,696)	(3,381)	3,109	(4,968)
Less: net loss attributable to noncontrolling interest	—	—	—	—	(272)	—	(272)
Net (loss) income attributable to Station Casinos LLC	$(4,696)	$35,397	$(35,397)	$(4,696)	$(3,109)	$3,109	$(4,696)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$657,091	$—	$657,091	$11,616	$—	$668,707
Food and beverage	—	176,848	—	176,848	509	—	177,357
Room	—	82,057	—	82,057	2,422	—	84,479
Other	4	47,899	—	47,903	9,674	(3,927)	53,650
Management fees	4,818	20,835	—	25,653	25,853	—	51,506
Gross revenues	4,822	984,730	—	989,552	50,074	(3,927)	1,035,699
Promotional allowances	—	(70,858)	—	(70,858)	(430)	—	(71,288)
Net revenues	4,822	913,872	—	918,694	49,644	(3,927)	964,411

Operating costs and expenses:
Casino	—	251,226	—	251,226	8,392	—	259,618
Food and beverage	—	116,999	—	116,999	127	—	117,126
Room	—	32,443	—	32,443	1,567	—	34,010
Other	—	16,784	—	16,784	5,739	—	22,523
Selling, general and administrative	9,552	202,304	—	211,856	26,278	(3,927)	234,207
Development and preopening	—	286	—	286	—	—	286
Depreciation and amortization	4,845	81,435	—	86,280	13,249	—	99,529
Management fee expense	—	35,534	—	35,534	980	—	36,514
Impairment of goodwill	—	—	—	—	5,562	—	5,562
Impairment of other assets	—	11,739	—	11,739	15,948	—	27,687
Write-downs and other charges, net	(357)	20,921	—	20,564	456	—	21,020
	14,040	769,671	—	783,711	78,298	(3,927)	858,082

Operating (loss) income	(9,218)	144,201	—	134,983	(28,654)	—	106,329
Earnings (losses) from subsidiaries	164,013	(20,573)	(169,772)	(26,332)	—	26,332	—
Earnings from joint ventures	—	1,504	—	1,504	(750)	—	754
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	154,795	125,132	(169,772)	110,155	(29,404)	26,332	107,083

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated

Other (expense) income:
Interest expense, net	(100,867)	(4,431)	—	(105,298)	(8,849)	—	(114,147)
Loss on extinguishment of debt	(4,132)	—	—	(4,132)	—	—	(4,132)
Gain on Native American development	—	49,074	—	49,074	—	—	49,074
Change in fair value of derivative instruments	1	(3)	—	(2)	—	—	(2)
	(104,998)	44,640	—	(60,358)	(8,849)	—	(69,207)
Net income (loss)	49,797	169,772	(169,772)	49,797	(38,253)	26,332	37,876
Less: net loss attributable to noncontrolling interest	—	—	—	—	(11,921)	—	(11,921)
Net income (loss) attributable to Station Casinos LLC	$49,797	$169,772	$(169,772)	$49,797	$(26,332)	$26,332	$49,797

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$653,083	$—	$653,083	$8,791	$—	$661,874
Food and beverage	—	176,452	—	176,452	514	—	176,966
Room	—	78,223	—	78,223	2,481	—	80,704
Other	24	46,126	—	46,150	9,736	(4,027)	51,859
Management fees	6,318	439	—	6,757	25,525	—	32,282
Gross revenues	6,342	954,323	—	960,665	47,047	(4,027)	1,003,685
Promotional allowances	—	(70,211)	—	(70,211)	(408)	—	(70,619)
Net revenues	6,342	884,112	—	890,454	46,639	(4,027)	933,066

Operating costs and expenses:
Casino	—	250,195	—	250,195	5,096	—	255,291
Food and beverage	—	122,171	—	122,171	123	—	122,294
Room	—	30,854	—	30,854	1,543	—	32,397
Other	—	14,461	—	14,461	6,094	—	20,555
Selling, general and administrative	6,819	204,940	—	211,759	19,460	(4,027)	227,192
Development and preopening	13	209	—	222	—	—	222
Depreciation and amortization	3,340	85,263	—	88,603	12,863	—	101,466
Management fee expense	—	33,366	—	33,366	830	—	34,196
Impairment of goodwill	—	1,183	—	1,183	—	—	1,183
Impairment of other assets	—	—	—	—	258	—	258
Write-downs and other charges, net	2,261	5,049	—	7,310	55	—	7,365
	12,433	747,691	—	760,124	46,322	(4,027)	802,419

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated

Operating (loss) income	(6,091)	136,421	—	130,330	317	—	130,647
Earnings (losses) from subsidiaries	109,693	(1,276)	(114,951)	(6,534)	—	6,534	—
Earnings from joint ventures	—	1,152	—	1,152	—	—	1,152
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	103,602	136,297	(114,951)	124,948	317	6,534	131,799

Other expense:
Interest expense, net	(106,257)	(9,815)	—	(116,072)	(8,407)	—	(124,479)
Loss on extinguishment of debt	(135,271)	(11,516)	—	(146,787)	—	—	(146,787)
Change in fair value of derivative instruments	(266)	(15)	—	(281)	—	—	(281)
	(241,794)	(21,346)	—	(263,140)	(8,407)	—	(271,547)
Net (loss) income	(138,192)	114,951	(114,951)	(138,192)	(8,090)	6,534	(139,748)
Less: net loss attributable to noncontrolling interest	—	—	—	—	(1,556)	—	(1,556)
Net (loss) income attributable to Station Casinos LLC	$(138,192)	$114,951	$(114,951)	$(138,192)	$(6,534)	$6,534	$(138,192)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(20,848)	$18,523	$(18,523)	$(20,848)	$(25,060)	$15,588	$(30,320)
Other comprehensive income:
Unrealized gain on interest rate swaps:
Unrealized gains arising during period	1,076	1,168	(1,168)	1,076	—	—	1,076
Less: Reclassification of unrealized loss on interest rate swaps into operations	3,213	1,120	(1,120)	3,213	—	—	3,213
Unrealized gain on interest rate swaps, net	4,289	2,288	(2,288)	4,289	—	—	4,289
Unrealized loss on available–for–sale securities	(60)	—	—	(60)	—	—	(60)
Other comprehensive income	4,229	2,288	(2,288)	4,229	—	—	4,229
Comprehensive (loss) income	(16,619)	20,811	(20,811)	(16,619)	(25,060)	15,588	(26,091)
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	—	(9,472)	—	(9,472)
Comprehensive (loss) income attributable to Station Casinos LLC	$(16,619)	$20,811	$(20,811)	$(16,619)	$(15,588)	$15,588	$(16,619)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(4,696)	$35,397	$(35,397)	$(4,696)	$(3,381)	$3,109	$(4,968)
Other comprehensive loss:
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(4,468)	(3,907)	3,907	(4,468)	—	—	(4,468)
Less: Reclassification of unrealized loss on interest rate swaps into operations	3,346	1,171	(1,171)	3,346	—	—	3,346
Unrealized loss on interest rate swaps, net	(1,122)	(2,736)	2,736	(1,122)	—	—	(1,122)
Unrealized loss on available–for–sale securities	(57)	—	—	(57)	—	—	(57)
Other comprehensive loss	(1,179)	(2,736)	2,736	(1,179)	—	—	(1,179)
Comprehensive (loss) income	(5,875)	32,661	(32,661)	(5,875)	(3,381)	3,109	(6,147)
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	—	(272)	—	(272)
Comprehensive (loss) income attributable to Station Casinos LLC	$(5,875)	$32,661	$(32,661)	$(5,875)	$(3,109)	$3,109	$(5,875)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$49,797	$169,772	$(169,772)	$49,797	$(38,253)	$26,332	$37,876
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Unrealized loss arising during period	(5,181)	(4,655)	4,655	(5,181)	—	—	(5,181)
Less: Reclassification of unrealized loss on interest rate swaps into operations	9,720	3,397	(3,397)	9,720	—	—	9,720
Unrealized gain (loss) on interest rate swaps, net	4,539	(1,258)	1,258	4,539	—	—	4,539
Unrealized loss on available–for–sale securities	(81)	—	—	(81)	—	—	(81)
Other comprehensive income (loss)	4,458	(1,258)	1,258	4,458	—	—	4,458
Comprehensive income (loss)	54,255	168,514	(168,514)	54,255	(38,253)	26,332	42,334
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	—	(11,921)	—	(11,921)
Comprehensive income (loss) attributable to Station Casinos LLC	$54,255	$168,514	$(168,514)	$54,255	$(26,332)	$26,332	$54,255

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(138,192)	$114,951	$(114,951)	$(138,192)	$(8,090)	$6,534	$(139,748)
Other comprehensive income:
Unrealized gain on interest rate swaps:
Unrealized gain arising during period	1,125	2,969	(2,969)	1,125	—	—	1,125
Less: Reclassification of unrealized loss on interest rate swaps into operations	9,821	3,286	(3,286)	9,821	—	—	9,821
Unrealized gain on interest rate swaps, net	10,946	6,255	(6,255)	10,946	—	—	10,946
Unrealized loss on available–for–sale securities	(173)	—	—	(173)	—	—	(173)
Other comprehensive income	10,773	6,255	(6,255)	10,773	—	—	10,773
Comprehensive (loss) income	(127,419)	121,206	(121,206)	(127,419)	(8,090)	6,534	(128,975)
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	—	(1,556)	—	(1,556)
Comprehensive (loss) income attributable to Station Casinos LLC	$(127,419)	$121,206	$(121,206)	$(127,419)	$(6,534)	$6,534	$(127,419)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$177,629	$(6,871)	$—	$170,758	$(647)	$—	$170,111
Cash flows from investing activities:
Capital expenditures, net of related payables	(21,148)	(47,503)	—	(68,651)	(2,875)	—	(71,526)
Proceeds from sale of property and equipment	19	772	—	791	—	—	791
Investments in joint ventures	—	(27)	—	(27)	(4,359)	—	(4,386)
Distributions in excess of earnings from joint ventures	—	785	—	785	—	—	785
Distributions from subsidiaries	15,380	8,075	(15,380)	8,075	—	(8,075)	—
Proceeds from repayment of Native American development costs	—	66,048	—	66,048	—	—	66,048
Native American development costs	—	(2,052)	—	(2,052)	—	—	(2,052)
Investment in subsidiaries	(4,359)	(13,197)	—	(17,556)	—	17,556	—
Other, net	638	(229)	—	409	—	—	409
Net cash (used in) provided by investing activities	(9,470)	12,672	(15,380)	(12,178)	(7,234)	9,481	(9,931)
Cash flows from financing activities:
Payments under credit agreements with original maturity dates greater than three months	(62,859)	—	—	(62,859)	(359)	—	(63,218)
Distributions to members and noncontrolling interests	(117,729)	(15,380)	15,380	(117,729)	(16,149)	8,075	(125,803)
Payments of debt issuance costs	(2,454)	—	—	(2,454)	—	—	(2,454)
Payments on derivative instruments with other-than-insignificant financing element	(6,740)	(1,530)	—	(8,270)	—	—	(8,270)
Capital contributions from members	—	—	—	—	17,556	(17,556)	—
Capital contributions from noncontrolling interests	—	—	—	—	9,803	—	9,803
Other, net	(1,418)	(1,339)	—	(2,757)	(2)	—	(2,759)
Net cash (used in) provided by financing activities	(191,200)	(18,249)	15,380	(194,069)	10,849	(9,481)	(192,701)
Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(23,041)	(12,448)	—	(35,489)	2,968	—	(32,521)
Balance, beginning of period	27,182	103,584	—	130,766	6,855	—	137,621
Balance, end of period	$4,141	$91,136	$—	$95,277	$9,823	$—	$105,100
Supplemental cash flow disclosures:
Cash paid for interest	$101,629	$1,757	$—	$103,386	$75	$—	$103,461
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$4,268	$18,952	$—	$23,220	$119	$—	$23,339

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$104,935	$54,788	$—	$159,723	$4,656	$—	$164,379
Cash flows from investing activities:
Capital expenditures, net of related payables	(242)	(60,617)	—	(60,859)	(3,231)	—	(64,090)
Proceeds from sale of property and equipment	30	408	—	438	11	—	449
Investments in joint ventures	—	(3,647)	—	(3,647)	—	—	(3,647)
Distributions in excess of earnings from joint ventures	—	307	—	307	—	—	307
Distributions from subsidiaries	15,403	8,223	(15,403)	8,223	—	(8,223)	—
Native American development costs	—	(2,758)	—	(2,758)	—	—	(2,758)
Investment in subsidiary	—	(11,028)	—	(11,028)	—	11,028	—
Advances to subsidiary	(576,216)	—	576,216	—	—	—	—
Other, net	3	(2,519)	—	(2,516)	(150)	—	(2,666)
Net cash used in investing activities	(561,022)	(71,631)	560,813	(71,840)	(3,370)	2,805	(72,405)
Cash flows from financing activities:
Proceeds from issuance of 7.50% Senior Notes	499,935	—	—	499,935	—	—	499,935
Repayment of senior notes due 2018	(625,000)	—	—	(625,000)	—	—	(625,000)
Borrowings under credit agreements with original maturity dates greater than three months	1,611,622	—	—	1,611,622	—	—	1,611,622
Payments under credit agreements with original maturities of three months or less, net	(5,000)	—	—	(5,000)	—	—	(5,000)
Payments under credit agreements with original maturities greater than three months	(932,769)	(573,562)	—	(1,506,331)	(2,057)	—	(1,508,388)
Distributions to members and noncontrolling interests	(29,675)	(15,403)	15,403	(29,675)	(16,446)	8,223	(37,898)
Payments of debt issuance costs	(33,094)	(2,607)	—	(35,701)	—	—	(35,701)
Payments on derivative instruments with other-than-insignificant financing element	(4,684)	(1,509)	—	(6,193)	—	—	(6,193)
Advances from parent	—	576,216	(576,216)	—	—	—	—
Capital contributions from members	—	—	—	—	11,028	(11,028)	—
Capital contributions from noncontrolling interests	—	—	—	—	8,680	—	8,680
Other, net	(1,266)	(550)	—	(1,816)	2,407	—	591
Net cash provided by (used in) financing activities	480,069	(17,415)	(560,813)	(98,159)	3,612	(2,805)	(97,352)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	23,982	(34,258)	—	(10,276)	4,898	—	(5,378)
Balance, beginning of period	2,841	121,840	—	124,681	4,199	—	128,880
Balance, end of period	$26,823	$87,582	$—	$114,405	$9,097	$—	$123,502
Supplemental cash flow disclosures:
Cash paid for interest	$82,316	$9,624	$—	$91,940	$—	$—	$91,940
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$—	$9,792	$—	$9,792	$409	$—	$10,201
Issuance of note payable with option by Fertitta Interactive in exchange for redemption of noncontrolling interest	$—	$—	$—	$—	$4,600	$—	$4,600

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
Overview
We are a gaming and entertainment company established in 1976 that develops and operates casino entertainment facilities. We currently own and operate nine major hotel/casino properties and ten smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. In addition, we manage Graton Resort & Casino ("Graton Resort") in Sonoma County, California, which opened on November 5, 2013, and Gun Lake Casino ("Gun Lake") in southwestern Michigan. We also operate online poker in Nevada under the Ultimate Gaming brand through our majority-owned subsidiary, Fertitta Interactive. In September 2014, Fertitta Interactive ceased operating online gaming in New Jersey.
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
In the Las Vegas market, discretionary spending continues to be challenged. However, Las Vegas core tourism metrics show increases in visitor volume, hotel occupancy and average daily room rate as compared to 2013, and the local economy continues to show improvements in employment and housing prices.

Results of Operations
The following table presents information about our results of operations (dollars in thousands):

	Three Months Ended September 30,		Percent change	Nine Months Ended September 30,		Percent change
	2014	2013		2014	2013
Net revenues	$310,989	$304,696	2.1%	$964,411	$933,066	3.4%
Operating income	7,212	35,566	(79.7)%	106,329	130,647	(18.6)%

Casino revenues	216,348	216,055	0.1%	668,707	661,874	1.0%
Casino expenses	85,094	84,845	0.3%	259,618	255,291	1.7%
Margin	60.7%	60.7%		61.2%	61.4%

Food and beverage revenues	56,768	56,701	0.1%	177,357	176,966	0.2%
Food and beverage expenses	37,624	40,261	(6.5)%	117,126	122,294	(4.2)%
Margin	33.7%	29.0%		34.0%	30.9%

Room revenues	27,215	26,575	2.4%	84,479	80,704	4.7%
Room expenses	11,295	10,782	4.8%	34,010	32,397	5.0%
Margin	58.5%	59.4%		59.7%	59.9%

Other revenues	18,029	17,963	0.4%	53,650	51,859	3.5%
Other expenses	7,573	7,186	5.4%	22,523	20,555	9.6%

Management fee revenue	17,062	11,422	49.4%	51,506	32,282	59.6%

Selling, general and administrative	79,579	81,386	(2.2)%	234,207	227,192	3.1%
Percent of net revenues	25.6%	26.7%		24.3%	24.3%

Depreciation and amortization	32,854	30,718	7.0%	99,529	101,466	(1.9)%
Management fee expense	11,398	10,660	6.9%	36,514	34,196	6.8%
Impairment of goodwill	5,562	1,183	n/m	5,562	1,183	n/m
Impairment of other assets	27,687	258	n/m	27,687	258	n/m
Write-downs and other charges, net	4,998	1,815	n/m	21,020	7,365	n/m
Interest expense, net	37,331	40,650	(8.2)%	114,147	124,479	(8.3)%
Loss on extinguishment of debt	—	—	—	4,132	146,787	n/m
Gain on Native American development	—	—	—	49,074	—	n/m
______________________________
n/m = Not meaningful
Net Revenues. Net revenues for the three months ended September 30, 2014 increased by 2.1% to $311.0 million as compared to $304.7 million for the three months ended September 30, 2013, primarily due to an increase in management fee revenue from Graton Resort. Net revenues for the nine months ended September 30, 2014 increased by 3.4% to $964.4 million as compared to $933.1 million for the nine months ended September 30, 2013, mainly due to management fee revenue from Graton Resort as well as increases in casino and room revenue.

Operating Income. Operating income was $7.2 million and $106.3 million for the three and nine months ended September 30, 2014, respectively, as compared to $35.6 million and $130.6 million for the comparable periods in the prior year. The year over year decreases are mainly due to asset impairment charges relating to Fertitta Interactive totaling $21.5 million. Components of operating income are discussed in more detail below.
Casino.  Casino revenues increased slightly to $216.3 million for the three months ended September 30, 2014 as compared to $216.1 million for the three months ended September 30, 2013, due to increased revenue from slots and sports win, partially offset by decreases in table games revenue and other casino revenue. Casino revenues increased by 1.0% to $668.7 million for the nine months ended September 30, 2014 as compared to $661.9 million for the nine months ended September 30, 2013, mainly due to increased slot revenue and sports win, as well as online gaming revenue from Fertitta Interactive, partially offset by decreases in table games revenue and other casino revenue. Casino expenses increased by 0.3% and 1.7% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. The increase in casino expenses for the nine months ended September 30, 2014 was primarily due to expenses of Fertitta Interactive, which had no casino revenues or expenses during the first quarter of 2013.
Food and Beverage.  For the three and nine months ended September 30, 2014, food and beverage revenue increased slightly as compared to the prior year periods. Several of our restaurants were closed during the periods for renovation, the impact of which was offset by increased catering revenue. For the three and nine months ended September 30, 2014, the average guest check increased slightly as compared to the prior year periods, and the number of restaurant guests served decreased slightly due to the restaurant closures. Food and beverage expenses decreased for the three and nine months ended September 30, 2014, respectively, as compared to the prior year periods, mainly due to lower payroll and related costs as a result of the restaurant closures.
Room.  The following table presents key information about our hotel operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Occupancy	91.8%	91.8%	90.9%	90.8%
Average daily rate	$70.25	$68.37	$74.13	$70.91
Revenue per available room	$64.47	$62.77	$67.35	$64.37

Occupancy is calculated by dividing total rooms occupied, including complimentary rooms, by total rooms available. Average daily rate ("ADR") is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms. Revenue per available room is calculated by dividing total room revenue by total rooms available.

For the three months ended September 30, 2014, room revenues increased by 2.4% due to a 2.7% improvement in ADR as compared to the prior year period. For the nine months ended September 30, 2014, room revenues increased by 4.7% due to a 4.5% improvement in ADR and a slight increase in occupancy as compared to the prior year period. Room expenses increased by 4.8% and 5.0% for the three and nine months ended September 30, 2014, respectively, as compared to the prior year periods, mainly due to higher payroll and related costs.
Other.  Other revenues primarily represent revenues from retail shops, bowling, leased outlets, spas and entertainment. Other revenues were flat for the three months ended September 30, 2014 as compared to the prior year period. For the nine months ended September 30, 2014, other revenues increased to $53.7 million, as compared to $51.9 million for the prior year period, mainly due to increased revenue from our retail shops. Other expenses increased to $7.6 million and $22.5 million, respectively, for the three and nine months ended September 30, 2014 as compared to $7.2 million and $20.6 million, respectively, for the prior year periods, largely due to the increased sales at our retail shops.
Management Fee Revenue.  Management fee revenue mainly represents fees earned from our management agreements with Graton Resort and Gun Lake. For the three and nine months ended September 30, 2014, management fee revenue increased to $17.1 million and $51.5 million, respectively, as compared to $11.4 million and $32.3 million, respectively, for the prior year periods, mostly due to $6.3 million and $20.4 million, respectively, in management fees from Graton Resort, which opened in November 2013. Management fee revenue also includes expenses that are reimbursable by Graton Resort and Gun Lake under our management agreements, mainly payroll expenses. For the three and nine months ended September 30, 2014, reimbursable revenues decreased to $1.8 million and $5.6 million, respectively, as compared to $3.3 million and $7.5 million, respectively, for the prior year periods. Reimbursable expenses for Graton Resort were higher in the prior year periods due to costs incurred in preparation for its opening.
Selling, General and Administrative ("SG&A").  SG&A expenses for the three months ended September 30, 2014 decreased to $79.6 million as compared to $81.4 million, mainly due to a decrease in reimbursable expenses under our management agreements. Excluding reimbursable expenses and Fertitta Interactive, SG&A expenses for the three months ended September 30, 2014 decreased slightly as compared to the same period in the prior year.
SG&A expenses for the nine months ended September 30, 2014 increased to $234.2 million as compared to $227.2 million for the prior year period, mainly due to increased expenses from Fertitta Interactive. SG&A expenses for Fertitta Interactive were $15.9 million for the nine months ended September 30, 2014 as compared to $8.2 million for the prior year period. Excluding Fertitta Interactive and reimbursable expenses, SG&A expenses for the nine months ended September 30, 2014 increased slightly as compared to the same period in the prior year.
Depreciation and Amortization.  Depreciation and amortization expense for the three months ended September 30, 2014 increased to $32.9 million as compared to $30.7 million for the prior year period, mainly due to amortization of the Graton management contract intangible asset, which commenced upon opening of Graton Resort in November 2013. For the nine months ended September 30, 2014, depreciation and amortization expense decreased to $99.5 million as compared to $101.5 million for the prior year period, primarily due to shorter-lived assets becoming fully depreciated, which was partially offset by amortization of the Graton management contract intangible asset.
Management Fee Expense.  We have long-term management agreements with affiliates of Fertitta Entertainment to manage our properties. Under the management agreements, we pay a base management fee equal to 2% of gross revenues and an incentive management fee equal to 5% of positive EBITDA (as defined in the agreements) for each of our managed properties. Management fee expense for the three and nine months ended September 30, 2014 was $11.4 million and $36.5 million, respectively, as compared to $10.7 million and $34.2 million for the prior year periods.
Asset Impairment Charges. In September 2014, Fertitta Interactive terminated its online gaming operations agreement with its partner in New Jersey due to multiple breaches by the partner. Later in the same month, the partner filed for Chapter 11 bankruptcy reorganization and Fertitta Interactive ceased operating online gaming in New Jersey. As a result of these developments, we performed an interim impairment test for all of Fertitta Interactive's assets and recognized impairment charges totaling $21.5 million to write off all of its goodwill, intangible assets and other long-lived assets, which we determined were not recoverable due to forecasted negative cash flows. The impairment charges included a goodwill impairment charge of $5.6 million and other asset impairment charges totaling $15.9 million.
Additionally, in September 2014, we entered into an agreement to sell approximately 101 acres of land held for development in Reno, Nevada for approximately $2.0 million and recognized an impairment loss of $11.7 million to write down the carrying amount of the land to its estimated fair value less cost to sell. We expect to complete the sale of the land in the fourth quarter of 2014.
In the third quarter of 2013, we recognized a $1.2 million goodwill impairment charge related to two taverns.
Write-downs and Other Charges, net. Write-downs and other charges, net includes charges such as losses on asset disposals, severance expense and non-routine transactions. For the three and nine months ended September 30, 2014, write-downs and other charges, net were $5.0 million and $21.0 million, respectively, as compared to $1.8 million and $7.4 million in the prior year periods. The increase in write-downs and other charges, net for the three months ended September 30, 2014 as compared to the prior year period is mainly due to asset disposals related to various renovation projects, including several restaurants, as well as severance expense. The increase in write-downs and other charges, net for the nine months ended September 30, 2014 as compared to the prior year period is primarily due to the abandonment of certain assets, including an amphitheater and an outdoor water feature, as well as asset disposals related to renovation projects.
Interest Expense, net.  Interest expense, net, for the three and nine months ended September 30, 2014 was $37.3 million and $114.1 million, respectively, as compared to $40.7 million and $124.5 million for the prior year periods. In March 2014, we completed a repricing of our $1.6 billion term loan, which resulted in an interest rate reduction of 75 basis points on that portion of our debt. The term loan repricing is expected to reduce our annual cash interest expense by approximately $12 million. The decrease in interest expense for the three months ended September 30, 2014 as compared to the prior year period is primarily due to the interest savings from the term loan repricing. In March 2013, we refinanced approximately $2.1 billion of our outstanding long-term debt, which resulted in an increase in the contractual interest rates on the refinanced debt. The majority of the March 2013 refinancing was accounted for as a debt extinguishment, and a significant portion of our debt discount was written off. The decrease in interest expense for the nine months ended September 30, 2014 as compared to the prior year period is primarily due to the interest savings from the March 2014 term loan repricing as well as lower debt discount amortization as a result of the March 2013 refinancing.
Interest expense, net, includes the impact of our interest rate swaps that are designated in cash flow hedging relationships, which effectively convert $1.0 billion of our variable-rate debt to a fixed rate. Interest expense also includes amortization of deferred losses on discontinued cash flow hedging relationships that are being reclassified from accumulated other comprehensive loss into interest expense as the previously hedged cash flows continue to occur. For the three and nine months ended September 30, 2014, interest rate swaps increased our interest expense by $3.2 million and $9.7 million, respectively, as compared to $3.3 million and $9.8 million for the comparable periods in the prior year. These amounts included $2.7 million and $8.1 million of previously deferred losses on discontinued cash flow hedges for three and nine months ended September 30, 2014, respectively, as compared to $2.8 million and $8.3 million for the prior year periods.
Loss on Extinguishment of Debt. In March 2014, we recognized a loss on extinguishment of debt of $4.1 million related to the repricing of our term loan, mainly representing third-party fees and costs. In March 2013, we recognized a loss on extinguishment of debt of $146.8 million related to the refinancing of our senior notes and our previous credit facilities, primarily representing the write-off of unamortized debt discount and debt issuance costs related to the previous debt.
Gain on Native American Development. During the second quarter of 2014, we recognized a gain on Native American development of $49.1 million as a result of receiving payment in full of the outstanding advances and accrued interest due from the Graton Tribe. The gain resulted from the adjustment of the carrying amount of the advances to fair value upon our adoption of fresh-start reporting in 2011, and our deferral of the return on the advances until the carrying amount had been recovered.
Net Loss Attributable to Noncontrolling Interests. The increase in net loss attributable to noncontrolling interests for the three and nine months ended September 30, 2014 as compared to the prior year periods is primarily due to the impairment charges recognized by Fertitta Interactive.
Adjusted EBITDAM

Adjusted EBITDAM for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Adjusted EBITDAM	$89,569	$80,287	$304,770	$276,222

The increase in Adjusted EBITDAM for the three and nine months ended September 30, 2014 as compared to the prior year periods is mainly due to management fees from Graton Resort, which opened in November 2013.

Adjusted EBITDAM is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDAM is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to operating income, Adjusted EBITDAM is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations excluding management fees, non-cash expenses, financing costs, and other non-operational or non-recurring items. Adjusted EBITDAM includes net income plus interest expense, net, depreciation and amortization, management fee expenses, development and preopening expenses, joint venture preopening expense, charges relating to share-based compensation, impairment of goodwill, impairment of other assets, write-downs and other charges, net, loss on extinguishment of debt, gain on Native American development, changes in fair value of derivative instruments, and excludes Adjusted EBITDAM attributable to MPM noncontrolling interests and Adjusted EBITDAM of Fertitta Interactive. To evaluate Adjusted EBITDAM and the trends it depicts, the components should be considered. Each of these components can significantly affect our results of operations and should be considered in evaluating our operating performance, and the impact of these components cannot be determined from Adjusted EBITDAM. Further, Adjusted EBITDAM does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP and should not be considered as an alternative to net income as an indicator of our operating performance. Additionally, Adjusted EBITDAM does not consider capital expenditures and other investing activities and should not be considered as a measure of our liquidity. In addition, it should be noted that not all gaming companies that report EBITDAM or adjustments to this measure may calculate EBITDAM or such adjustments in the same manner as us, and therefore our measure of Adjusted EBITDAM may not be comparable to similarly titled measures used by other gaming companies.

Following is a reconciliation of net income (loss) to Adjusted EBITDAM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(30,320)	$(4,968)	$37,876	$(139,748)
Interest expense, net	37,331	40,650	114,147	124,479
Depreciation and amortization	32,854	30,718	99,529	101,466
Management fee expense	11,398	10,660	36,514	34,196
Development and preopening	113	36	286	222
Joint venture preopening expense	409	190	409	190
Share-based compensation	748	757	2,286	2,665
Impairment of goodwill	5,562	1,183	5,562	1,183
Impairment of other assets	27,687	258	27,687	258
Write-downs and other charges, net	4,998	1,815	21,020	7,365
Loss on extinguishment of debt	—	—	4,132	146,787
Gain on Native American development	—	—	(49,074)	—
Change in fair value of derivative instruments	(71)	43	2	281
Adjusted EBITDAM attributable to MPM noncontrolling interests	(4,381)	(4,003)	(11,825)	(11,473)
Adjusted EBITDAM attributable to Fertitta Interactive noncontrolling interests	1,414	1,300	7,096	3,809
Adjusted EBITDAM attributable to Station Casinos LLC	87,742	78,639	295,647	271,680
Adjusted EBITDAM of Fertitta Interactive attributable to Station Casinos LLC	1,827	1,648	9,123	4,542
Adjusted EBITDAM	$89,569	$80,287	$304,770	$276,222

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
Capital Resources
At September 30, 2014, we had $105.1 million in cash and cash equivalents, which is primarily used for the day-to-day operations of our properties. At September 30, 2014, our borrowing availability under our revolving credit facility, subject to continued compliance with the terms of the credit facility, was $315.7 million, which is net of outstanding letters of credit and similar obligations totaling $34.3 million.
Our primary cash requirements for the remainder of 2014 include (i) principal and interest payments on our indebtedness totaling approximately $5 million and $36 million, respectively, (ii) approximately $30 million to $40 million for maintenance and other capital expenditures and investments, and (iii) distributions to our members and noncontrolling interests.
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

Cash Flow Information
Following is a summary of our cash flow information (amounts in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash flows provided by (used in):
Operating activities	$170,111	$164,379
Investing activities	(9,931)	(72,405)
Financing activities	(192,701)	(97,352)
Cash Flows from Operating Activities. Our operating cash flows generally consist of operating income generated by our properties (excluding depreciation and other non-cash charges), interest paid and changes in working capital accounts such as inventories, prepaid expenses, receivables and payables. The majority of our revenue is generated from our slot machine and table game play, which is conducted mainly on a cash basis. Our food and beverage, room and other revenues are also primarily cash-based. As a result, fluctuations in our revenues have a direct impact on our cash flow from operations. For the nine months ended September 30, 2014, cash provided by operating activities totaled $170.1 million as compared to $164.4 million for the prior year period. Cash flows from operating activities for the nine months ended September 30, 2014 include $103.5 million of cash paid for interest on our debt as compared to $91.9 million for the prior year period, which was offset by $20.8 million in management fees collected from Graton Resort. Cash flows from operating activities also reflect normal fluctuations in our working capital accounts.
Cash Flows from Investing Activities. During the nine months ended September 30, 2014, we paid $71.5 million for capital expenditures, consisting primarily of slot machine purchases, information technology equipment purchases and various restaurant projects, and we paid $2.1 million in reimbursable advances for the North Fork project. In addition, during the nine months ended September 30, 2014, we received repayments totaling $66.0 million on our advances for Graton Resort, which have now been repaid in full. During the nine months ended September 30, 2013, we paid $64.1 million for capital expenditures and $2.8 million for reimbursable advances for the North Fork project.
Cash Flows from Financing Activities. During the nine months ended September 30, 2014, we paid $65.4 million in principal payments on our indebtedness and $117.7 million in distributions to our members. For the same period, MPM paid $8.1 million in distributions to noncontrolling interest holders, and Fertitta Interactive received capital contributions totaling $9.8 million from noncontrolling interest holders to fund its operations.
In March 2013, we refinanced approximately $2.1 billion of our outstanding indebtedness and paid $35.7 million in related fees and costs. During the nine months ended September 30, 2013, we paid $29.7 million in distributions to our members. For the same period, MPM paid $8.2 million in distributions to noncontrolling interest holders, and Fertitta Interactive received capital contributions totaling $8.7 million from noncontrolling interest holders to fund its operations.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities nor do we have any derivative arrangements other than the previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At September 30, 2014, we had outstanding letters of credit and similar obligations totaling $34.3 million.
Contractual Obligations
Except for the repricing of our $1.625 billion Term Loan Facility, which will result in an estimated annual decrease of approximately $12 million in cash interests payments, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.
Native American Development
We have development and management agreements that were entered into in 2003, and amended in February 2010 and August 2014, with the North Fork Rancheria of Mono Indians, a federally-recognized Indian tribe located near Fresno, California. Pursuant to those agreements, we will assist the tribe in developing and operating a gaming and entertainment facility to be located in Madera County, California. See Note 2 to the condensed consolidated financial statements in Part I,

Item 1 of this Quarterly Report on Form 10-Q and Note 8 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 for information about this project.
Regulation and Taxes
We are subject to extensive regulation by Nevada gaming authorities as well as the NIGC, the Federated Indians of Graton Rancheria Gaming Commission and the Gun Lake Tribal Gaming Commission, and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future.

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
Description of Certain Indebtedness
A description of our indebtedness is included in Note 11 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013, and except for the repricing of our Term Loan Facility in March 2014, there were no material changes to the terms of our indebtedness during the nine months ended September 30, 2014.
Derivative Instruments
We have entered into various interest rate swaps to manage our exposure to interest rate risk. At September 30, 2014 we had two variable-to-fixed interest rate swaps with notional amounts of $774.8 million and $258.3 million which mature in 2015 and 2017, respectively. These interest rate swaps effectively fix the interest rate on a portion of our variable-rate debt at approximately 5.3%. As of September 30, 2014, we paid a weighted-average fixed interest rate of 1.97% and received a weighted-average variable interest rate of 1.00% on our interest rate swaps. For the nine months ended September 30, 2014, our interest rate swaps increased our interest expense by $9.7 million, which includes deferred losses that are being amortized out of accumulated other comprehensive loss to expense as a result of previously discontinued cash flow hedging relationships. The changes in fair value of the effective portions of our designated interest rate swaps is recognized in other comprehensive income, and the changes in the fair value of any ineffective portion of the designated interest rate swaps, as well as any interest rate swaps not designated in hedging relationships, are recognized in change in fair value of derivative instruments as they occur. See Note 4 to the condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information about our derivative and hedging activities and the related accounting treatment.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2014.
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
At September 30, 2014, $1.7 billion of the borrowings under our credit agreements are based on LIBOR plus applicable margins of 3.25% to 3.50%, and none of our outstanding borrowings is based on the base rate. At September 30, 2014, the LIBOR rate underlying the LIBOR-based borrowings outstanding under our credit facility was 1.00%, which is the LIBOR floor stipulated in the agreement, and the LIBOR rate underlying the borrowings under our land loan was 0.15%. We cannot predict the LIBOR or base rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings as of September 30, 2014, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $1.9 million, after giving effect to our interest rate swaps and the 1.00% LIBOR floor described above.

We are also exposed to interest rate risk related to our interest rate swap agreements which we use to hedge a portion of our variable-rate debt. As of September 30, 2014, we had two variable-to-fixed interest rate swaps with notional amounts totaling $1.0 billion which effectively hedge a portion of the interest rate risk on borrowings under our credit agreement. Our interest rate swaps, both of which are designated in cash flow hedging relationships, are matched with specific debt obligations and qualify for hedge accounting. We do not use derivative financial instruments for trading or speculative purposes. Interest differentials resulting from designated interest rate swap agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate movements also affect the fair value of our interest rate swaps.

The fair values of interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the agreements, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of the accounting guidance for fair value measurements and disclosures, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In accordance with the accounting guidance for fair value measurement, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Fair value is subject to significant estimation and a high degree of variability between periods; however, to the extent that our interest rate swaps are effective in hedging the designated risk, the changes in the fair value of the interest rate swaps are deferred in other comprehensive income on our Condensed Consolidated Balance Sheets. Certain future events, including prepayment, refinancing or acceleration of the hedged debt, could cause all or a portion of these hedges to become ineffective. The changes in the fair value of ineffective portions of our interest rate swaps are recognized in the statement of operations in the period of change. In addition, we are exposed to credit risk should our counterparties fail to perform under the terms of the interest rate swap agreements; however, we seek to minimize our exposure to this risk by entering into interest rate swap agreements with highly rated counterparties, and we do not believe we are exposed to significant credit risk as of September 30, 2014.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds—None.

Item 3.    Defaults Upon Senior Securities—None.

Item 4.    Mine Safety Disclosures—None.

Item 5.    Other Information

On November 10, 2014, Fertitta Entertainment and Scott Nielson entered into a first amendment to Mr. Nielson's employment agreement reducing his compensation.

Item 6.    Exhibits

(a)	Exhibits
No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 32.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 32.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 101—The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets at September 30, 2014 (unaudited) and December 31, 2013, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2014 and 2013, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATION CASINOS LLC, Registrant

Date:	November 14, 2014	/s/ MARC J. FALCONE
Marc J. Falcone Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)