Form 10-K
period 2014-12-31
Station Casinos LLC
filed 2015-03-10
CIK 1503579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2014
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
Registrant's telephone number, including area code: (702) 495-3000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Voting Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
The aggregate market value of the voting units held by non-affiliates (all other persons other than executive officers or directors) of the registrant as of June 30, 2014 was $0.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No ☐
As of February 28, 2015, 100 shares of the registrant's voting units were outstanding and 100 shares of the registrant's non-voting units were outstanding.
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
Introduction
We are a gaming and entertainment company established in 1976 that develops and operates casino entertainment facilities. We currently own and operate nine major hotel/casino properties under the Red Rock, Green Valley Ranch, Station and Fiesta brands and ten smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. We also manage Graton Resort & Casino in Sonoma County, California, which opened in November 2013, and Gun Lake Casino in Allegan County in southwestern Michigan.
We offer convenience and choices to residents throughout the Las Vegas valley with our strategically located properties. Each of our properties caters primarily to Las Vegas area residents. We believe that our patrons are discerning customers who enjoy a high-quality, value oriented experience. We believe that our patrons view our hotel and casino product as a preferable alternative to attractions located on the Las Vegas Strip and/or in downtown Las Vegas.
Our principal source of revenue and operating income is gaming, primarily slot revenue, and we use our non-gaming offerings, such as restaurants, hotels and other entertainment amenities, to attract patrons to our casino properties. The majority of our revenue is cash-based and as a result, fluctuations in our revenues have a direct impact on our cash flows from operations. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing and fund capital expenditures at our properties.
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
Our principal executive offices are located at 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135. The telephone number for our executive offices is (702) 495-3000. Our internet website is www.sclv.com.
Business Strategy
Our primary operating strategy emphasizes attracting and retaining customers, primarily Las Vegas residents and, to a lesser extent, out-of-town visitors. Our properties attract customers through:

•	convenient locations with best-in-class assets;

•	offering our customers the latest in slot and video poker technology;

•	a variety of non-gaming amenities such as restaurants, bars and entertainment options;

•	focused marketing efforts targeting our extensive customer database;

•	innovative, frequent and high-profile promotional programs; and

•	convention business.
The Las Vegas market is very competitive, and we compete with both large hotel casinos in Las Vegas and smaller gaming-only establishments throughout the Las Vegas valley.
Provide a High-Value Gaming and Entertainment Experience. Because we target repeat customers, we are committed to providing a high-value entertainment experience for our customers in our casinos, restaurants, hotels and other entertainment amenities. We have developed regional entertainment destinations for Las Vegas residents that include amenities such as movie theaters, bowling centers, spas, live entertainment venues, child care facilities and ice skating. We believe the value offered by the restaurants at each of our casino properties is a major factor in attracting gaming customers, as dining is a primary motivation for casino visits by many guests. Through their restaurants, each of which has a distinct style of cuisine, our casino properties offer generous portions of high-quality food at reasonable prices. Our operating strategy focuses on slot and video poker machine play. Our target market consists of frequent gaming patrons who seek a friendly atmosphere and convenience. Because repeat visitors demand variety and quality in their slot and video poker machine play, we offer the latest in slot and video poker technology at our casino properties. As part of our commitment to providing a quality entertainment experience for our patrons, we are dedicated to ensuring a high level of customer satisfaction and loyalty by providing attentive customer service in a friendly, casual atmosphere.
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
Voted "Best Players Club" for 15 years in a row by the local residents, our Boarding Pass player rewards program allows guests to earn and redeem points at any of our Las Vegas area properties for cash, free slot play, food and beverage at any of our restaurants and bars, hotel rooms, movie passes, entertainment tickets and merchandise. In late 2014, we introduced custom kiosk games to enhance the promotional engagement and experience for our Boarding Pass guests. We plan to continue developing custom interactive games in 2015 to retain and entertain guests of all ages.
We have developed progressive mobile solutions to engage our current customers and attract new customers. In early 2014, we introduced a mobile application which allows users to access information about our properties, make reservations, receive special offers, activate their current offers and access their Boarding Pass account information. In addition, we continue to enhance our Sports Connection mobile application including the introduction of a Station Casinos prepaid card that allows bettors to deposit and withdraw from their account anywhere in Nevada. We believe that these mobile products create sustainable competitive advantages and will continue to distinguish us from our competition.
Employee Relations. Station began as a family-run business in 1976 and has maintained close-knit relationships among our management, and we endeavor to instill this same sense of loyalty among our employees. Toward this end, we take a hands-on approach through active and direct involvement with employees at all levels. We believe we have very good employee relations. See "Risk Factors—Risks Related to our Business—Union organization activities could disrupt our business by discouraging patrons from visiting our properties, causing labor disputes or work stoppages, and, if successful, could significantly increase our labor costs."
Native American Projects. Because of our expertise in developing and operating regional entertainment destinations, we also provide management and development services to several Native American tribes.

Properties
Set forth below is certain information as of December 31, 2014 concerning our properties.

	Hotel Rooms	Slots (1)	Gaming Tables (2)	Acreage
Owned Properties
Red Rock	811	2,889	61	64
Green Valley Ranch	495	2,331	45	40
Palace Station	972	1,653	39	30
Boulder Station	299	2,607	33	54
Texas Station	199	1,709	20	47
Sunset Station	457	2,217	35	82
Santa Fe Station	200	2,409	39	39
Fiesta Rancho	100	1,237	13	25
Fiesta Henderson	224	1,534	16	46
Wild Wild West	258	176	4	20
Wildfire Rancho	—	187	—	5
Wildfire Boulder	—	169	—	2
Wildfire Sunset	—	141	—	1
Wildfire Lake Mead	—	57	—	3
Wildfire Valley View	—	35	—	—
Wildfire Anthem	—	15	—	—
50% Owned Properties
Barley's	—	197	—	—
The Greens	—	38	—	—
Wildfire Lanes	—	199	—	—
Managed Properties
Gun Lake Casino	—	1,625	33	147
Graton Resort & Casino	—	2,909	131	254
_______________________________________________________________________________

(1)	Includes slot and video poker machines.

(2)	Generally includes blackjack ("21"), craps, roulette, pai gow, baccarat, let it ride and three-card poker.
Red Rock
Red Rock opened in 2006 and is strategically located at the intersection of Interstate 215 and Charleston Boulevard in the Summerlin master-planned community in Las Vegas, Nevada. The AAA Four Diamond resort features an elegant desert oasis theme with a contemporary design featuring luxury amenities. In addition to its standard guest rooms, the hotel offers six styles of suites, including one-of-a-kind custom villas and penthouse suites. Additional non-gaming amenities include nine full-service restaurants, a 16-screen movie theater complex, approximately 94,000 square feet of meeting and convention space, a full-service spa, a 72-lane bowling center, a Kid's Quest child care facility and a gift shop. In 2014, we completed several major capital projects at Red Rock, including the mall connector and Restaurant Row. The mall connector is a new parking area and walkway which offers our guests convenient parking and access to and from Downtown Summerlin, a new1.6 million square foot outdoor shopping, dining and entertainment center located adjacent to Red Rock. Restaurant Row links, via a pedestrian walkway, five of our premier restaurants including Hearthstone Kitchen & Cellar and Mercadito Mexican Restaurant, both of which opened in 2014, Yard House, Lucille's Smokehouse Bar-B-Que and a new Italian restaurant which is expected to open in 2015. Other full-service restaurants at Red Rock include T-bones Chophouse, 8 Noodle Bar, which opened in December 2014, the Grand Café, Feast Buffet (which features live-action themed buffets offering options that include Mexican, Italian, barbecue, American and Chinese cuisines) and Sandbar. Red Rock also features numerous bars and lounges including Rocks Lounge, Onyx Bar, Sandbar and Lucky Bar. Red Rock also offers a variety of fast-food restaurants.

Green Valley Ranch
Green Valley Ranch opened in 2001 and is strategically located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada. Green Valley Ranch is approximately five minutes from McCarran International Airport and seven minutes from the Las Vegas Strip. Green Valley Ranch was designed to complement the Green Valley master-planned community. The AAA Four Diamond resort features a Mediterranean style villa theme with non-gaming amenities including four full-service restaurants, a 4,200-square-foot non-gaming arcade, a state-of-the-art spa with outdoor pools, a 10-screen movie theater complex, two gift shops, approximately 65,000 square feet of meeting and convention space and an entertainment lounge. Green Valley Ranch also offers an 8-acre outdoor complex featuring private poolside cabanas, a contemporary poolside bar and grill, and one and a half acres of vineyards. Green Valley Ranch's full-service restaurants include Hank's Fine Steaks and Martinis, Tides Seafood & Sushi Bar, the Grand Café and Feast Buffet. Green Valley Ranch also offers a variety of fast-food restaurants. Guests may also enjoy the Drop Bar, a centerpiece of the casino, the Lobby Bar, which is open to the hotel entrance and the pool area, and the Sip Bar.
Palace Station
Palace Station opened in 1976 and is strategically located at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas' most heavily traveled areas. Palace Station is a short distance from McCarran International Airport and from major attractions on the Las Vegas Strip and downtown Las Vegas. Palace Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including six full-service restaurants, two additional bars, two swimming pools, an approximately 20,000-square-foot banquet and convention center and a gift shop. Palace Station's full-service restaurants offer a variety of high-quality food at reasonable prices, and include the Grand Café, Feast Buffet, Cabo Mexican Restaurant, The Oyster Bar, Food Express Chinese Restaurant, and The Charcoal Room (a steakhouse), which reopened in 2014. Palace Station also offers a variety of fast-food restaurants.
Boulder Station
Boulder Station opened in 1994 and is strategically located at the intersection of Boulder Highway and Interstate 515. We believe that Boulder Station's highly visible location at this well-traveled intersection offers a competitive advantage relative to the other hotels and casinos located on Boulder Highway. Boulder Station is located approximately four miles east of the Las Vegas Strip and approximately four miles southeast of downtown Las Vegas. Boulder Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including five full-service restaurants, a 750-seat entertainment lounge, three additional bars, an 11-screen movie theater complex, a Kid's Quest child care facility, a swimming pool, a non-gaming video arcade and a gift shop. These restaurants, which offer a variety of high-quality meals at reasonable prices, include the Grand Café, Feast Buffet, The Broiler Steakhouse, Pasta Cucina and Cabo Mexican Restaurant. Boulder Station also offers a variety of fast-food restaurants.
Texas Station
Texas Station opened in 1995 and is strategically located at the intersection of Lake Mead Boulevard and Rancho Drive in North Las Vegas. Texas Station features a friendly Texas atmosphere, highlighted by distinctive early Texas architecture with non-gaming amenities including four full-service restaurants, a Kid's Quest child care facility, a 300-seat entertainment lounge, a 2,000-seat event center, seven additional bars, an 18-screen movie theater complex, a swimming pool, a non-gaming video arcade, a gift shop, a 60-lane bowling center and approximately 42,000 square feet of meeting and banquet space. Texas Station's full-service restaurants offer a variety of high-quality food at reasonable prices, and include the Grand Café, Austins Steakhouse, Feast Buffet and Texas Star Oyster Bar. In addition, guests may also enjoy the unique features of several bars and lounges including Sports Bar, Martini Ranch, Whiskey Bar, Garage Bar, A-Bar, Splitz Bar and South Padre Lounge. Texas Station also offers a variety of fast-food restaurants.
Sunset Station
Sunset Station opened in 1997 and is strategically located at the intersection of Interstate 515 and Sunset Road. Situated in a highly concentrated commercial corridor along Interstate 515, Sunset Station has prominent visibility from the freeway and the Sunset commercial corridor. Sunset Station is located approximately nine miles east of McCarran International Airport and approximately seven miles southeast of Boulder Station. Sunset Station features a Spanish/Mediterranean style theme with non-gaming amenities including six full-service restaurants, approximately 13,000 square feet of meeting space, a 500-seat entertainment lounge, a 5,000-seat outdoor amphitheater, six additional bars, a gift shop, a non-gaming video arcade, a 13-screen movie theater complex, a 72-lane bowling center, a Kid's Quest child care facility and a swimming pool. Sunset Station's full-service restaurants, which include the Grand Café, Sonoma Cellar Steakhouse, Pasta Cucina, Cabo Mexican

Restaurant, Feast Buffet, and Oyster Bar, offer a variety of high-quality food at reasonable prices. Guests may also enjoy the Gaudi Bar, a centerpiece of the casino featuring over 8,000 square feet of stained glass. Sunset Station also offers a variety of fast-food restaurants.
Santa Fe Station
We purchased Santa Fe Station in 2000. Santa Fe Station is strategically located at the intersection of Highway 95 and Rancho Drive, approximately five miles northwest of Texas Station. Santa Fe Station features non-gaming amenities including four full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 500-seat entertainment lounge, four additional bars, a 60-lane bowling center, a 16-screen movie theater complex, a Kid's Quest child care facility and over 14,000 square feet of meeting and banquet facilities. Santa Fe Station's full-service restaurants include The Charcoal Room, Cabo Mexican Restaurant, the Grand Café and Feast Buffet. Guests may also enjoy Revolver Saloon and Dance Hall or 4949 Lounge, a centerpiece of the casino. Santa Fe Station also offers a variety of fast-food restaurants.
Fiesta Rancho
We purchased Fiesta Rancho in 2001. Fiesta Rancho is strategically located at the intersection of Lake Mead Boulevard and Rancho Drive in North Las Vegas across from Texas Station. Fiesta Rancho features a Southwestern theme with non-gaming amenities including three full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 600-seat entertainment lounge, a regulation-size ice skating rink and four additional bars. Fiesta Rancho's full-service restaurants include Blue Agave, Garduno's, Festival Buffet and Denny's Restaurant. Fiesta Rancho also offers a variety of fast-food restaurants.
Fiesta Henderson
We purchased Fiesta Henderson in 2001. Fiesta Henderson is strategically located at the intersection of Interstate 215 and Interstate 515 in Henderson, Nevada, approximately three miles southeast of Sunset Station. Fiesta Henderson features four full-service restaurants, a 12-screen movie theater complex, a gift shop, a swimming pool, three bars and lounges and meeting space. Fiesta Henderson's full-service restaurants include Fuego Steakhouse, Amigo's Mexican Cantina, Fiesta Café and Festival Buffet. Fiesta Henderson also offers a variety of fast-food restaurants.
Wild Wild West
We purchased Wild Wild West in 1998. Wild Wild West is strategically located on Tropicana Avenue immediately adjacent to Interstate 15. Wild Wild West's non-gaming amenities include a full-service restaurant, a bar, a gift shop and a truck plaza. In 2009, the Wild Wild West hotel was rebranded as Days Inn—Las Vegas under a franchise agreement with Days Inn Worldwide.
Wildfire Rancho
We purchased Wildfire Rancho in 2003. Wildfire Rancho is located on Rancho Drive across from Texas Station. Wildfire Rancho's non-gaming amenities include a lounge, outdoor patio and a full-service restaurant.
Wildfire Boulder and Wildfire Sunset
We purchased Wildfire Boulder and Wildfire Sunset in 2004. Both properties are located in Henderson, Nevada, and offer non-gaming amenities which include a full-service restaurant and a bar. Wildfire Boulder is located approximately seven miles southeast of Fiesta Henderson. Wildfire Sunset is located next to Sunset Station.
Wildfire Lake Mead
We purchased Wildfire Lake Mead, located in Henderson, Nevada, in 2006. The property closed in 2012 for a complete renovation, and reopened in 2014. Wildfire Lake Mead features a sports lounge, a bar and quick service food offerings.
Wildfire Valley View and Wildfire Anthem
We purchased Wildfire Valley View, a tavern located in Las Vegas, Nevada, in August 2013 and Wildfire Anthem, a tavern located in Henderson, Nevada, in July 2013. Non-gaming amenities offered by Wildfire Valley View and Wildfire Anthem include a bar and quick service food offerings.

Barley's, The Greens and Wildfire Lanes
We own a 50% interest in three smaller properties in Henderson, Nevada including Barley's, a casino and brew pub, The Greens, a restaurant and lounge, and Wildfire Lanes, which features a full-service restaurant, a bar and an 18-lane bowling center.
Managed Properties
Gun Lake Casino
We manage Gun Lake Casino (“Gun Lake”) in Allegan County, Michigan, which opened in February 2011, on behalf of the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe. Gun Lake is located on U.S. Highway 131 between Grand Rapids, Michigan and Kalamazoo, Michigan. We have a 50% ownership interest in the manager of Gun Lake, MPM Enterprises, LLC, a Michigan limited liability company (“MPM”), which receives a management fee of approximately 30% of the net income of Gun Lake under a seven year management contract that commenced in February 2011. Under the terms of the MPM operating agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees earned, and 93% of any management fees in excess of $48 million, each calculated on an annual basis.
Graton Resort & Casino
We manage Graton Resort & Casino ("Graton Resort") in Sonoma County, California, which opened in November 2013, on behalf of the Federated Indians of Graton Rancheria (the "Graton Tribe"), a federally recognized Native American tribe. Graton Resort is located just west of U.S. Highway 101 in Rohnert Park, California, approximately 43 miles from downtown San Francisco. It is the largest gaming and entertainment facility in the Bay Area. Graton Resort offers various dining options including four full-service restaurants and seven fast-casual restaurants. The management agreement has a term of seven years from the opening date. For the first four years of the agreement, we will receive a management fee of 24% of Graton Resort's net income (as defined in the management agreement) and for the fifth through seventh years, we will receive a management fee of 27% of Graton Resort's net income. We own an additional 34-acre site adjacent to Graton Resort which is being held for future development.
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
The management agreement has a term of seven years from the opening of the facility and provides for a management fee of 40% of the facility's net income. As currently contemplated, the North Fork Project is expected to include approximately 2,000 slot machines, approximately 40 table games and several restaurants. Development of the North Fork Project is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the management agreement by the National Indian Gaming Commission ("NIGC").
In 2010, the Bureau of Indian Affairs ("BIA") published notice in the Federal Register that the environmental impact statement for the North Fork Project had been finalized. In 2011, the Assistant Secretary of the Interior for Indian Affairs issued his determination that gaming on the North Fork Site would be in the best interest of the Mono and would not be detrimental to the surrounding community. On August 31, 2012, the Governor of California concurred with the Assistant Secretary's determination that placing the North Fork Site in trust was in the best interest of the Mono and was not detrimental to the surrounding community. On the same day, the Governor signed a tribal-state Class III gaming compact (the “2012 Compact”) between the State and the Mono. The California Assembly and Senate passed Assembly Bill 277 (“AB 277”) ratifying the 2012 Compact on May 2, 2013 and June 27, 2013, respectively. The 2012 Compact is intended to regulate gaming at the North Fork Project on the North Fork Site, and provides for the Mono to operate up to 2,000 slot machines in return for sharing up to 15% of the net revenues from Class III gaming devices with the State of California, Madera County, the City of Madera, and other Native American tribes, which includes payments due to local authorities under any memorandum of understanding.

On July 3, 2013, opponents of the North Fork Project filed a referendum challenging AB 277. On October 22, 2013, the BIA published notice in the Federal Register that the 2012 Compact was deemed effective. On November 20, 2013, the referendum challenging AB 277 was qualified for the November 2014 state-wide ballot as "Proposition 48." The opponents contend that the qualification of the referendum suspended AB 277 and that the compact was void unless Proposition 48 was approved by a majority of voters in the November 4, 2014 general election. On November 4, 2014, Proposition 48 failed. No assurances can be provided as to whether the Mono will be successful in obtaining an effective tribal-state gaming compact. In addition, the development of the North Fork Project is subject to numerous ongoing legal challenges and receipt of required regulatory approvals and financing. There can be no assurance that the North Fork Project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. There can be no assurance that we will recover all of our investment in the North Fork Project even if it is successfully completed and opened for business. See Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K (the "Consolidated Financial Statements") for additional information about the North Fork Project.
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
Seasonality
Our cash flows from operating activities are somewhat seasonal in nature. Our operating results are traditionally strongest in the fourth quarter and weakest during the third quarter.
Competition
Our casino properties face competition from all other casinos and hotels in the Las Vegas area, including to some degree, from each other. We compete with other nonrestricted casino/hotels, as well as restricted gaming locations, by focusing on repeat customers and attracting these customers through innovative marketing programs. Our value-oriented, high-quality approach is designed to generate repeat business. Additionally, our casino properties are strategically located and designed to permit convenient access and ample parking, which are critical factors in attracting local visitors and repeat patrons.
Currently, there are approximately 45 major gaming properties located on or near the Las Vegas Strip, 15 located in the downtown area and several located in other areas of Las Vegas. We also face competition from 149 nonrestricted gaming locations in the Clark County area primarily targeted to the local and repeat visitor markets. In addition, our casino properties face competition from restricted gaming locations (sites with 15 or fewer slot machines) in the greater Las Vegas area. As of December 31, 2014, there were approximately 1,414 restricted gaming locations in the Las Vegas area with approximately 14,028 slot machines. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors could have a material adverse effect on our business.
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
To a lesser extent, we compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, and other gaming markets throughout the United States and in other parts of the world, and with state sponsored lotteries, on-and-off-track wagering on horse and other races, card rooms, online gaming and other forms of legalized gambling. The gaming industry also includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Several states are currently considering legalizing casino gaming in designated areas. Legalized casino gaming in such states and on Native American land could result in additional competition and could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations. We also face competition from internet poker operators in Nevada. In addition, legislation approving internet gaming has been proposed by the federal government and other states. Expansion of internet gaming and legalized casino gaming in new or existing jurisdictions and on Native American land could result in additional competition for our Nevada operations and for the gaming facilities that we manage for Native American tribes.
Native American gaming in California, as it currently exists, has had little, if any, impact on our Nevada operations to date, although there are no assurances as to the future impact it may have. In total, the State of California has signed and ratified Tribal-State Compacts with 72 Native American tribes. Currently there are 60 Native American gaming facilities in operation in the State of California. These Native American tribes are allowed to operate slot machines, lottery games, and banked and percentage games (including "21") on Native American lands. A banked game is one in which players compete against the licensed gaming establishment rather than against one another. A percentage game is one in which the house does not directly participate in the game, but collects a percentage of the amount of bets made, winnings collected, or the amount of money changing hands. It is not certain whether any expansion of Native American gaming in California will affect our Nevada operations given that visitors from California make up Nevada's largest visitor market. Increased competition from Native American gaming in California may result in a decline in our revenues and may have a material adverse effect on our business.
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
Nevada Gaming Regulations
The ownership and operation of casino gaming facilities and the manufacture and distribution of gaming devices in Nevada are subject to the Nevada Gaming Control Act and the rules and regulations promulgated thereunder (collectively, the "Nevada Act") and various local ordinances and regulations. Our gaming operations in Nevada are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), the Las Vegas City Council, the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"), the North Las Vegas City Council, the Henderson City Council and certain other local regulatory agencies. The Nevada Commission, Nevada Board, Las Vegas City Council, Clark County Board, North Las Vegas City Council, Henderson City Council, and certain other local regulatory agencies are collectively referred to as the "Nevada Gaming Authorities."
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
Our direct and indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. NP Red Rock LLC, NP Boulder LLC, NP Palace LLC, NP Sunset LLC, NP Tropicana LLC, NP Fiesta LLC, NP Gold Rush LLC, NP Lake Mead, LLC, NP Magic Star LLC, NP Rancho LLC, NP Santa Fe LLC, NP Texas LLC, Station GVR Acquisition, LLC, SC SP 2 LLC, NP LML LLC and NP River Central LLC hold licenses to conduct nonrestricted gaming operations. Our ownership in NP Tropicana LLC is held through NP Landco Holdco LLC, which has a registration as an intermediary company and a license as a member and manager of NP Tropicana LLC. Our ownership in SC SP 2 LLC is held through SC SP Holdco LLC which has a registration as an intermediary company and a license as a member and manager of SC SP 2 LLC. Town Center Amusements, Inc., a Limited Liability Company ("TCAI") is licensed to conduct nonrestricted gaming operations at Barley's. Greens Café, LLC ("GC") is licensed to conduct nonrestricted gaming operations at The Greens, and Sunset GV, LLC ("SGV") is licensed to conduct nonrestricted gaming operations at Wildfire Lanes. A license to conduct "nonrestricted" operations is a license to conduct an operation of (i) at least 16 slot machines, (ii) any number of slot machines together with any other game, gaming device, race book or sports pool at one establishment, (iii) a slot machine route, (iv) an inter‑casino linked system, or (v) a mobile gaming system. Our ownership in TCAI, GC and SGV is held through NP Green Valley LLC, which has a registration as an intermediary company and a license as a member and manager of TCAI, GC and SGV. SC SP 4 LLC holds a restricted gaming license. Our ownership in SC SP 4 LLC is held through SC SP Holdco LLC, which has a registration as an intermediary company and a license as a member and manager of SC SP 4 LLC.
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
We have been found suitable to own the equity interests in our licensed and registered subsidiaries (the "Gaming Subsidiaries") and we are registered by the Nevada Commission as a publicly traded corporation for purposes of the Nevada Act (a "Registered Corporation"). As a Registered Corporation, we are required to periodically submit detailed financial and operating reports to the Nevada Board and provide any other information the Nevada Board may require. No person may become a more than 5% stockholder or holder of more than a 5% interest in, or receive any percentage of gaming revenue from the Gaming Subsidiaries without first obtaining licenses, approvals and/or applicable waivers from the Nevada Gaming Authorities. Substantially all material loans, leases, sales of securities and similar financing transactions by us and our Gaming Subsidiaries must be reported to or approved by the Nevada Gaming Authorities.
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
If it were determined that the Nevada Act was violated by a licensed subsidiary, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, our licensed subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate our properties, and under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of the licensed subsidiaries or the appointment of a supervisor could (and revocation of any such gaming license would) have a material adverse effect on our gaming operations.
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
The Nevada Act provides that persons who acquire beneficial ownership of more than 5% of the voting or non-voting securities of a Registered Corporation must report the acquisition to the Nevada Commission. The Nevada Act also requires that beneficial owners of more than 10% of the voting securities of a Registered Corporation must apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. An "institutional investor," as defined in the Nevada Commission's regulations, which acquires beneficial ownership of more than 10%, but not more than 25%, of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, hold up to 29% of our voting securities and maintain its waiver for a limited period of time. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of managers ("Board of Managers"), any change in our corporate charter, bylaws, management policies or our operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in our management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.
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
We may not make a public offering of our debt securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On September 20, 2012, the Nevada Gaming Commission granted us prior approval, subject to certain conditions, to make public offerings of debt securities for a period of three years (the "Shelf Approval"). The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming

Authorities as to the accuracy or adequacy of any offering memorandum or the investment merits of the securities offered thereby. Any representation to the contrary is unlawful.
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
Nevada Liquor Regulations
There are various local ordinances and regulations as well as state laws applicable to the sale of alcoholic beverages in Nevada. Palace Station, Wildfire Rancho, Wildfire Valley View and Santa Fe Station are subject to liquor licensing control and regulation by the Las Vegas City Council. Red Rock, Boulder Station and Wild Wild West are subject to liquor licensing control and regulation by the Clark County Board. Texas Station and Fiesta Rancho are subject to liquor licensing control and regulation by the North Las Vegas City Council. Sunset Station, Green Valley Ranch, Fiesta Henderson, Barley's, Wildfire Sunset, Wildfire Boulder, The Greens, Wildfire Anthem, Wildfire Lanes and Wildfire Lake Mead are subject to liquor licensing control and regulation by the Henderson City Council. All liquor licenses are revocable and are, in some jurisdictions, not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of our licensed subsidiaries.

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
Environmental Matters
Compliance with federal, state and local laws enacted for the protection of the environment to date has had no material effect upon our capital expenditures, earnings or competitive position and we do not anticipate any material adverse effects in the future based on the nature of our future operations.
Employees
As of February 28, 2015, we had approximately 11,600 employees, including employees of our 50% owned properties. None of our casino properties are currently subject to any collective bargaining agreement or similar arrangement with any union. However, union activists have actively sought to organize employees at certain of our properties in the past, and we believe that such efforts are ongoing at this time.
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
We have adopted a Code of Business Conduct and Ethics (the "Code of Ethics") that applies to all of our directors, managers, officers (including our principal executive officer and our principal financial officer) and employees. The Code of Ethics and any waivers or amendments to the Code of Ethics are available on the Investor Relations section of our website at www.sclv.com. Printed copies are also available to any person without charge, upon request directed to our Corporate Secretary, 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135.
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
Any forward-looking statement is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of operations may vary materially from any forward-looking statement made herein. Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

•	the economic downturn, and in particular the economic downturn in Nevada, and its effect on consumer spending and our business;

•	the effects of intense competition that exists in the gaming industry;

•	the risk that new gaming licenses or gaming activities, such as internet gaming, are approved and result in additional competition;

•	our substantial outstanding indebtedness and the effect of our significant debt service requirements on our operations and ability to compete;

•	the risk that we will not be able to finance our development and investment projects or refinance our outstanding indebtedness;

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
Our operating strategies emphasize attracting and retaining customers from the Las Vegas local and repeat visitor market. All of our casino properties are dependent upon attracting Las Vegas residents as well as out of town visitors. As a result of our concentration in the Las Vegas market, we have a greater degree of exposure to a number of risks than we would have if we had operations outside of the Las Vegas valley. These risks include the following:
•local economic and competitive conditions;
•changes in local and state governmental laws and regulations, including gaming laws and regulations;
•natural and other disasters; and
•a decline in the local population.
In addition, our strategy of growth through master-planning of our casinos for future expansion was developed, in part, based on projected population growth in Las Vegas. There can be no assurance that population growth in Las Vegas will justify future development, additional casinos or expansion of our existing casino properties, which limits our ability to expand our business.
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
Our casinos draw a substantial number of customers from the Las Vegas valley, as well as nearby geographic areas, including Southern California, Arizona and Utah. While the economies of these areas have shown significant recovery, we are unable to determine the sustainability or strength of the recovery. In addition, the overall economic outlook and residential real estate market in the United States, and in particular Las Vegas, remain uncertain, and our target markets, and in particular Las Vegas, continue to experience significantly higher rates of unemployment than the national average. The economic downturn and adverse conditions experienced in our target markets and in the United States generally resulted in a significant decline in spending in Las Vegas, which negatively affected our results of operations. Any slowing of the recovery or a return to an economic downturn would further negatively affect our results of operations.
We face substantial competition in the gaming industry and we expect that such competition will intensify.
Our casino properties face competition for customers and employees from all other casinos and hotels in the Las Vegas area including, to some degree, each other. In addition, our casino properties face competition from all smaller nonrestricted gaming locations and restricted gaming locations (locations with 15 or fewer slot machines) in the greater Las Vegas area, including those that primarily target the local and repeat visitor markets. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors could also have a material adverse effect on the business of our casino properties. If our competitors operate more successfully than we do, or if they attract customers away from us as a result of aggressive pricing and promotion or enhanced or expanded properties, we may lose market share and our business could be adversely affected.

To a lesser extent, our casino properties compete with gaming operations in other parts of the state of Nevada and other gaming markets in the United States and in other parts of the world, with state sponsored lotteries, on-and-off-track pari-mutuel wagering (a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers), card rooms, other forms of legalized gaming and online gaming. The gaming industry also includes dockside casinos, riverboat casinos, racetracks with slot machines and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Our properties have encountered additional competition as large-scale Native American gaming on Indian lands, particularly in California, has increased and competition may intensify if more Native American gaming facilities are developed. Several states are currently considering the approving of legalized casino gaming in designated areas, expansion of existing gaming operations or additional gaming sites. In addition, internet gaming has commenced in Nevada, New Jersey and Delaware, and legislation approving internet gaming has been proposed by the federal government and other states. Internet gaming and expansion of legalized casino gaming in new or existing jurisdictions and on Native American land could result in additional competition that could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations.
For further details on competition in the gaming industry, see Item 1. Business—Competition.
We are dependent upon Fertitta Entertainment, an entity controlled by Frank J. Fertitta III and Lorenzo J. Fertitta, to operate our casino properties under long-term management contracts. The success of our operations depends on the ability of Fertitta Entertainment to effectively manage our assets and operations.
We have entered into management agreements with subsidiaries of Fertitta Entertainment. The management agreements extend until 2036 and have limited rights of termination prior to such date. Under the management agreements, subsidiaries of Fertitta Entertainment have significant discretion in the management and operation of our casino properties. Fertitta Entertainment receives a base management fee equal to 2% of the gross revenues attributable to our properties and an incentive management fee equal to 5% of positive EBITDA of our properties.
Subject to the terms of a non-competition agreement, Fertitta Entertainment or any of its affiliates is permitted to manage certain casinos and properties other than our properties. Accordingly, management of such other casinos and properties by Fertitta Entertainment may create conflicts of interest between us and members of management affiliated with Fertitta Entertainment. Such other management opportunities could also limit the ability of such members of our management to devote time to our affairs and could have a negative impact on our business. There can be no assurance that those potential time conflicts and conflicts of interest will be resolved in our favor.
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
We rely on the skills and experience of our management and key personnel, including personnel of Fertitta Entertainment. The loss of the services of management or other key personnel could materially and adversely affect our results of operations and we may not be able to effectively replace management who have left the company.
Our ability to operate successfully and competitively is dependent, in part, upon the continued services of certain officers and key employees, including but not limited to, Frank J. Fertitta III. All of our executive officers are employees of Fertitta Entertainment. In the event that Fertitta Entertainment and its affiliates cease to manage our casino properties or these officers and/or employees leave Fertitta Entertainment, we might not be able to find suitable replacements. Through termination of the management agreements, or by other means, we believe that the loss of the services of these officers and/or employees could have a material adverse effect on our results of operations.

We and Fertitta Entertainment have experienced, and expect to continue to experience, strong competition in hiring and retaining qualified property and corporate management personnel. From time to time, we have vacancies in key corporate and property management positions. If we are unable to successfully recruit and retain qualified management personnel at our properties, or Fertitta Entertainment is unable to successfully recruit and retain qualified corporate personnel, our results of operations could be materially adversely affected.

In addition, our officers, directors and key employees are required to file applications with the gaming authorities and be licensed or found suitable by such authorities. If the gaming authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, the gaming authorities could require us to terminate the employment of any person who refuses to file appropriate applications. We could be adversely affected under either circumstance.
Union organization activities could disrupt our business by discouraging patrons from visiting our properties, causing labor disputes or work stoppages, and, if successful, could significantly increase our labor costs.
None of our owned casino properties are currently subject to any collective bargaining agreement or similar arrangement with any union, and we believe we have excellent employee relations. However, union activists have actively sought to organize employees at certain of our casino properties in the past, and we believe that such efforts are ongoing at this time. Accordingly, there can be no assurance that our casino properties will not ultimately be unionized. Union organization efforts that may occur in the future could cause disruptions to our casino properties and discourage patrons from visiting our properties and may cause us to incur significant costs, any of which could have a material adverse effect on our results of operations and financial condition. In addition, union activities may result in labor disputes, including work stoppages, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, should employees at one or more of our properties organize, collective bargaining would introduce an element of uncertainty into planning our future labor costs, which could have a material adverse effect on the business of our casino properties and our financial condition and results of operations.
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
Affiliates of Fertitta Entertainment are indirect holders of our equity interests and the managers of our operations. In addition, all of our executive officers are employed by Fertitta Entertainment. The interests of FI Station Investor, in its capacity as an affiliate of the managers of our properties, may be different from, or in addition to, its interests as an equity holder. For example, since the affiliates of Fertitta Entertainment that manage our operations are compensated for their management services based on the revenue and EBITDA achieved by our properties, FI Station Investor may have an incentive to support the growth of such revenue and EBITDA even if doing so would require increased leverage and interest service obligations or increased capital expenditures for our properties. Under certain circumstances, the imposition of increased leverage and interest service obligations on our properties, or an increase in our capital expenditure levels, could adversely affect our liquidity and financial condition.
In addition, GACC, which is a holder of our indirect non-voting equity interests and is entitled to designate two members of our Board of Managers, is a lender under our credit facility, which includes a $1.625 billion term loan facility (the “Term Loan Facility”) and a $350.0 million revolving credit facility (the “Revolving Credit Facility”) (together the “Credit Facility”). GACC is also a lender under our amended and restated credit agreement (the ''Restructured Land Loan'') among CV PropCo, LLC, a subsidiary of the Company that owns certain land held for development, Deutsche Bank AG Cayman Islands Branch and JPMorgan Chase Bank, N.A. as initial lenders, entered into as of June 17, 2011, consisting of a term loan facility with an initial principal amount of $105 million. To the extent that GACC continues to hold interests at multiple levels of our capital structure, it may have a conflict of interest and make decisions or take actions that reflect its interests as our secured lender, unsecured lender or indirect equity holder that could have adverse consequences to our other stakeholders.
The concentration and evolution of the slot machine manufacturing industry or other technological conditions could impose additional costs on us.
We rely on a variety of hardware and software products to maximize revenue and efficiency in our operations. Technology in the gaming industry is developing rapidly, and we may need to invest substantial amounts to acquire the most current gaming and hotel technology and equipment in order to remain competitive in the markets in which we operate. In addition, we may not be able to successfully implement and/or maintain any acquired technology.
We are subject to extensive federal, state and local regulation and governmental authorities have significant control over our operations which could have an adverse effect on our business.
Our ownership and operation of gaming facilities is subject to extensive regulation by the states, counties and cities in which we operate. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. As such, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators or, alternatively, cease operations in that jurisdiction. In addition, unsuitable activity on our part or on the part of our unconsolidated affiliates in any jurisdiction could have a negative effect on our ability to continue operating in other jurisdictions. For a summary of gaming and other regulations that affect our business, see Item 1. Business—Regulation and Licensing. The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to possible increase at any time. Increases in gaming taxation could also adversely affect our results of operations.
We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. We are subject to regulation under the Currency and Foreign Transactions Reporting Act of 1970, commonly known as the "Bank Secrecy Act," which, among other things, requires us to report to the Internal Revenue Service ("IRS") any currency transactions in excess of $10,000 that occur within a 24-hour gaming day, including identification of the individual transacting the currency. We are also required to report certain suspicious activity, including any transactions aggregating to $5,000 or more, where we know, suspect or have reason to suspect such transactions involve funds from illegal activity or are intended to evade federal regulations or avoid reporting requirements. In addition, under the Bank Secrecy Act we are subject to various other rules and regulations involving reporting, recordkeeping and retention. Our compliance with the Bank Secrecy Act is subject to periodic audits by the IRS, and we may be required to pay substantial penalties if we fail to comply with applicable regulations. Any violations of anti-money laundering laws or regulations by any of our properties could have an adverse effect on our financial condition, results of operations or cash flows. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted.
Rising operating and other costs at our gaming properties could have a negative impact on our business.

The operating expenses associated with our gaming properties could increase due to, among other reasons, the following factors:

•
changes in the federal, state or local regulations, including state and local gaming regulations or taxes, or the way such regulations are administered could impose additional restrictions or increase our operating costs;

•
aggressive marketing and promotional campaigns by our competitors for an extended period of time could force us to increase our expenditures for marketing and promotional campaigns in order to maintain our existing customer base and attract new customers;

•
as our properties age, we may need to increase our expenditures for repairs, maintenance, and to replace equipment necessary to operate our business compared to amounts that we have spent historically;

•	our reliance on slot play revenues and any additional costs imposed on us from vendors;

•	availability and cost of the many products and service we provide our customers, including food, beverages, retail items, entertainment, hotel rooms, and spa services;

•	availability and costs associated with insurance;

•	increases in costs of labor and employee benefits, including due to potential unionization of our employees;

•	increases in the prices of electricity, natural gas and other forms of energy; and

•	water shortages or other increases in the cost of water.

If our operating expenses increase without any offsetting increase in our revenues, our results of operations would suffer.
We may incur losses that are not adequately covered by insurance, which may harm our results of operations. In addition, our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future.
Although we maintain insurance that is customary and appropriate for our business, each of our insurance policies is subject to certain exclusions. Our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding our facilities in the event of a total loss. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event of a catastrophe. In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption or be subject to claims by third parties that may be injured or harmed. While we carry general liability insurance and business interruption insurance, there can be no assurance that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. In addition, certain casualty events, such as labor strikes, nuclear events, loss of income due to terrorism, deterioration or corrosion, insect or animal damage and pollution, may not be covered under our policies. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to fund replacements or repairs for destroyed property and reduce the funds available for payments of our obligations.
We renew our insurance policies on an annual basis. To the extent that the cost of insurance coverage increases, we may be required to reduce our policy limits or agree to exclusions from our coverage.
We are subject to litigation in the ordinary course of our business. An adverse determination with respect to any such disputed matter could result in substantial losses.
We are, from time to time, during the ordinary course of operating our businesses, subject to various litigation claims and legal disputes, including contract, lease, employment and regulatory claims as well as claims made by visitors to our properties. There are also litigation risks inherent in any construction or development of any of our properties. Certain litigation claims may not be covered entirely or at all by our insurance policies or our insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert our attention from the operations of our businesses. Further, litigation involving visitors to our properties, even if without merit, can attract adverse media attention. As a result, litigation can have a material adverse effect on our businesses and, because we cannot predict the outcome of any action, it is possible that adverse judgments or settlements could significantly reduce our earnings or result in losses.
We may incur delays and budget overruns with respect to future construction projects. Any such delays or cost overruns may have a material adverse effect on our operating results.
We are currently providing funding for the North Fork Project and have an agreement to develop the facility. In addition, we will evaluate expansion opportunities as they become available, and in the future we may develop projects in addition to the proposed North Fork Project.

Such construction projects entail significant risks, including the following:

•	shortages of material or skilled labor;

•	unforeseen engineering, environmental or geological problems;

•	work stoppages;

•	weather interference;

•	floods;

•	unanticipated cost increases; and

•	legal or political challenges;
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
The development of such properties will also be subject to restrictions under our credit agreements. We cannot be sure that we will be able to recover our investment in any such properties or be able to prevent incurring investment losses.

We may experience difficulty integrating operations of any acquired companies and developed properties and managing our overall growth which could have a material adverse effect on our operating results.
We may not be able to effectively manage our properties, proposed projects with Native American tribes and any future acquired companies or developed properties, or realize any of the anticipated benefits of the acquisitions, including streamlining operations or gaining efficiencies from the elimination of duplicative functions. The management of Native American gaming facilities requires continued dedication of management resources and may temporarily distract attention from our day-to-day business. In addition, to the extent we pursue expansion and acquisition opportunities, we would face significant challenges in managing our expansion projects and any other gaming operations we may acquire in the future. Failure to manage our growth effectively could have a material adverse effect on our operating results.
We require significant capital to fund capital expenditures, pursue proposed development, expansion or acquisition opportunities or refinance our significant indebtedness.
Our businesses are capital intensive. For our casino properties to remain attractive and competitive we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished. Similarly, future construction and development projects, including but not limited to, the proposed North Fork Project, and acquisitions of other gaming operations could require significant additional capital. We rely on earnings and cash flow from operations to finance our business, capital expenditures, development, expansion and acquisitions and, to the extent that we cannot fund such expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. We will also be required in the future to refinance our outstanding debt. Our ability to effectively operate and grow our business may be constrained if we are unable to borrow additional capital or refinance existing borrowings on reasonable terms.
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
We test our goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year or when a triggering event occurs, and we test other long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If we do not achieve our projected cash flow estimates related to such assets, we may be required to record an impairment charge, which could have a material adverse impact on our consolidated financial statements. We have recognized significant impairment charges in the past as a result of a number of factors including negative industry and economic trends, reduced estimates of future cash flows, and slower than expected growth. We could be required to recognize additional impairment charges, which could have a material adverse effect on our results of operations if events that negatively impact our business should occur in the future.

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
Shortages or increases in prices of energy or water may adversely affect our business and our results of operations.
Our casinos and hotels use significant amounts of electricity, natural gas, other forms of energy and water. The southwest United States is currently experiencing a severe drought, which may result in governmentally-imposed restrictions on water use or increases in the cost of water. Any such restrictions on use of water or increases in cost could adversely impact our business and our results of operations. In addition, while no shortages of energy have been experienced recently and gasoline prices are currently lower than historical periods, energy shortages or substantial increases in the cost of electricity and gasoline in the United States have negatively affected our operating results in the past. Increased gasoline prices may cause reduced visitation to our properties because of travel costs or reductions in disposable income of our guests and increased energy prices directly impact our operating costs. Any such increases in prices could negatively affect our business in the future.
Failure to maintain the integrity of our internal or customer data, including defending our information systems against hacking, security breaches, computer malware, cyber attacks and similar technology exploitation risks, could have an adverse effect on our results of operations and cash flows, and/or subject us to costs, fines or lawsuits.
Our business requires the collection and retention of large volumes of data about our customers, employees, suppliers and business partners, including customer credit card numbers and other personally identifiable information of our customers and employees, in various information systems that we maintain and in those maintained by third party service providers. The integrity and protection of that data is important to our business and is subject to privacy laws enacted by various jurisdictions. The regulatory environment and the requirements imposed on us by the payment card industry surrounding information, security and privacy are evolving and may be inconsistent. Our systems may be unable to meet changing regulatory and payment card industry requirements and employee and customer expectations, or may require significant additional investments or time in order to do so. Our information systems and records, including those maintained by service providers, may be subject to security breaches, system failures, viruses, operator error or inadvertent releases of data. The steps we have taken to mitigate these risks may not be sufficient and a significant theft, loss or fraudulent use of customer, employee or company data maintained by us or by a service provider could have an adverse effect on our reputation and employee relationships and could result in remedial and other expenses, fines or litigation. A breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems or loss, disclosure or misappropriation of our business information and could have an adverse effect on our business, results of operations and cash flows.
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
We have a substantial amount of debt, which requires significant principal and interest payments. As of December 31, 2014, the principal amount of our outstanding indebtedness, including original issue discount and our $113.5 million non-recourse Restructured Land Loan, totaled approximately $2.2 billion, and we have $315.7 million of undrawn availability under our Credit Facility. Our ability to make interest payments on our debt will be significantly impacted by general economic, financial, competitive and other factors beyond our control.
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

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	place us at a disadvantage compared to competitors that may have proportionately less debt;

•	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements; and

•	cause us to incur higher interest expense in the event of increases in interest rates on our borrowings that have variable interest rates or if we refinance existing debt at higher interest rates.
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
In addition, our credit agreements contain certain financial covenants, including maintenance of a minimum interest coverage ratio and adherence to a maximum total leverage ratio.

As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The restrictions caused by such covenants could also place us at a competitive disadvantage to less leveraged competitors. In addition, our ability to comply with covenants and restrictions contained in the agreements governing our indebtedness may be affected by general economic conditions, industry conditions and other events beyond our control. As a result, we cannot assure you that we will be able to comply with these covenants and restrictions.
A failure to comply with the covenants contained in the credit agreements, the indenture governing our 7.50% Senior Notes, or other indebtedness that we may incur in the future could result in an event of default, which, if not cured or waived, could result in the acceleration of the indebtedness and have a material adverse effect on our business, financial condition and results of operations. In the event of any default under any of our credit agreements, the lenders thereunder:

•	will not be required to lend any additional amount to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend future credit; and

•	could require us to apply all of our available cash to repay these borrowings.
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
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the documents governing our indebtedness restrict, but do not completely prohibit, us from doing so. As of December 31, 2014, we have $315.7 million of undrawn availability under our Credit Facility (after giving effect to the issuance of approximately $34.3 million of letters of credit and similar obligations). In addition, the indenture governing our 7.50% Senior Notes allows us to issue additional notes under certain circumstances. The indenture also allows us to incur certain other additional secured and unsecured debt. Further, the indenture does not prevent us from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
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
Red Rock, which opened in 2006, is situated on approximately 64 acres that we own located on the northwest side of Las Vegas, Nevada.
Green Valley Ranch, which opened in 2001, is situated on approximately 40 acres that we own in Henderson, Nevada.
Palace Station, which opened in 1976, is situated on approximately 30 acres that we own located on the west side of Las Vegas, Nevada.
Boulder Station, which opened in 1994, is situated on approximately 54 acres located on the east side of Las Vegas, Nevada. We own 27 acres and lease the remaining 27 acres from KB Enterprises, a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the "Related Lessor"). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III, a member of our Board of Managers and Chief Executive Officer, and Lorenzo J. Fertitta, a member of our Board of Managers. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $222,933 through June 2018. In July 2018 and every ten years thereafter, the rent will be adjusted by a cost of living factor. In July 2023 and every ten years thereafter, the rent is subject to adjustment based on the product of the fair market value of the land and the greater of the then prevailing annual rate of return for comparably situated property or 8% per year. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, we have an option to purchase the land at fair market value, exercisable at five-year intervals with the next option in July 2018. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party.
Texas Station, which opened in 1995, is situated on approximately 47 acres located in North Las Vegas, Nevada. We lease this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $337,417 through July 2015. In August 2015 and every ten years thereafter, the rent will be adjusted by a cost of living factor. In August 2020, and every ten years thereafter, the rent is subject to adjustment based on the product of the fair market value of the land and the greater of the then prevailing annual rate of return for comparably situated property or 8% per year. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, we have an option to purchase the land at fair market value, exercisable in April 2030 and at five-year intervals thereafter. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party.
Sunset Station, which opened in 1997, is situated on approximately 82 acres that we own located in Henderson, Nevada.
Santa Fe Station, which we purchased in 2000, is situated on approximately 39 acres that we own located on the northwest side of Las Vegas, Nevada.
Fiesta Rancho, which we purchased in 2001, is situated on approximately 25 acres that we own in North Las Vegas, Nevada.
Fiesta Henderson, which we purchased in 2001, is situated on approximately 46 acres that we own in Henderson, Nevada.

Wild Wild West, which we purchased in 1998, is situated on a portion of approximately 97 acres of land, of which approximately 77 acres is owned and approximately 20 acres is leased from a third party lessor as of December 31, 2014. The significant terms of the lease agreement include (i) annual rent adjustments through January 2020 and every three years thereafter, (ii) options under which we may purchase the land at any time through 2019 at established fixed prices, (iii) a one-time termination option at our election in 2019, and (iv) options under which we may purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively.
Wildfire Rancho, which we purchased in 2003, is situated on approximately five acres that we own in Las Vegas, Nevada.
Wildfire Boulder, which we purchased in 2004, is situated on approximately two acres that we own in Henderson, Nevada.
Wildfire Sunset, which we purchased in 2004, is situated on approximately one acre that we own in Henderson, Nevada.
Wildfire Lake Mead, which we purchased in 2006, is situated on approximately three acres that we own in Henderson, Nevada.
Barley's and The Greens, which are 50% owned, lease land and buildings in Henderson, Nevada used in their operations from third-party lessors. Wildfire Lanes, which is 50% owned, owns the land and building in Henderson, Nevada used in its operations. We opened Barley's in 1996 and purchased The Greens in 2005 and Wildfire Lanes in 2007.
Wildfire Valley View and Wildfire Anthem, which we purchased in 2013, lease land and buildings used in their operations in Las Vegas and Henderson, Nevada, respectively, from third party lessors.
We lease our corporate office building in Las Vegas, Nevada from a third-party real estate investment firm, to whom STN sold the building in 2007. The initial 20-year term of the lease expires in November 2027, and we have four remaining five-year options to extend the lease. The lease also contains an option under which we may repurchase the building in November 2017.
We own land held for development consisting primarily of 12 sites comprising approximately 355 acres in the Las Vegas valley, approximately 34 acres in Northern California and approximately 100 acres in Reno, Nevada.
Subsequent to the opening or purchase of our larger properties, we have completed a variety of expansion and renovation projects. In addition, from time to time we also renovate portions of our properties, such as hotel rooms and restaurants.

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
Market Information
All of our outstanding voting equity interests (the ''Voting Units'') and our non-voting equity interests (the ''Non-Voting Units'' and together with the Voting Units, collectively the "Units") are privately held and there is no established public trading market for our Units.
Holders
As of February 28, 2015, there was one holder of record of our Voting Units and one holder of record of our Non-Voting Units.
Dividends
From time to time we evaluate whether we will make dividends or distributions in respect of our Units, subject to compliance with restrictive covenants of our debt instruments and other agreements (see Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness and Capital Stock). In addition, we are party to a tax distribution agreement that requires us to distribute to Station Holdco an amount that is generally sufficient to permit the members of Station Holdco to pay federal and state income taxes in respect of their allocable shares of our income. In 2014 and 2013, we paid distributions to equityholders of Station Holdco totaling $130.3 million and $46.5 million, respectively.
Issuer Purchases of Equity Securities
There were no purchases of our equity securities made by or on behalf of us during the three months ended December 31, 2014.
Securities authorized for issuance under equity compensation plans
None of our equity securities are authorized for issuance under equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated financial data presented below have been derived from Station and its predecessor entities' consolidated financial statements which, except for periods ended on or before December 31, 2011, are contained elsewhere in this Annual Report on Form 10-K. On June 17, 2011, Station emerged from Chapter 11 bankruptcy and acquired substantially all of the assets of Station Casinos, Inc. and Green Valley Ranch Gaming, LLC (the “Predecessors”) pursuant to Chapter 11 plans of reorganization.
The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.
Amounts previously reported for the years ended December 31, 2013 and 2012 have been revised to reflect the results of Fertitta Interactive LLC ("Fertitta Interactive") as discontinued operations.

	Station Casinos LLC				Predecessors (e)
	Year Ended December 31, 2014 (a)	Year Ended December 31, 2013 (c)	Year Ended December 31, 2012 (d)	Period From June 17, 2011 Through December 31, 2011	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
					Period From January 1, 2011 Through June 16, 2011 (f)		Year Ended December 31, 2010 (g)
	(amounts in thousands)				(amounts in thousands)
Operating Results:
Net revenues	$1,291,616	$1,256,137	$1,229,302	$629,399	$464,697	$84,052	$944,955	$169,772
Operating income (loss)	219,842	205,283	162,828	72,511	48,599	11,947	(209,055)	7,554
Net income (loss) from continuing operations	114,736	(87,840)	25,219	(20,138)	3,357,474	626,364	(565,442)	(91,640)
Discontinued operations (b)	(43,410)	(25,653)	(13,507)	—	—	—	—	—
Net income (loss)	71,326	(113,493)	11,712	(20,138)	3,357,474	626,364	(565,442)	(91,640)
Net (loss) income attributable to noncontrolling interests	(11,955)	(9,067)	(1,606)	4,955	24,321	—	(1,673)	—
Net income (loss) attributable to Station Casinos LLC	83,281	(104,426)	13,318	(25,093)	3,333,153	626,364	(563,769)	(91,640)
Balance Sheet Data:
Total assets	$2,974,341	$3,078,398	$3,098,943	$3,178,349			$3,954,143	$485,620
Long-term debt, including current portion	2,146,599	2,198,148	2,073,601	2,195,227			5,921,755	766,742
Members'/stockholders' equity (deficit)	645,168	695,943	838,861	842,476			(2,886,248)	(419,300)

(a)	During the year ended December 31, 2014, we recognized a $49.1 million gain on repayment of our advances for development of Graton Resort.

(b)
Discontinued operations represents the results of Fertitta Interactive, which ceased operations in the fourth quarter of 2014. See Note 3 to the Consolidated Financial Statements for additional information.

(c)
During the year ended December 31, 2013, we recognized a loss on debt extinguishment of $146.8 million related to the refinancing of $2.1 billion of our then outstanding debt. See Note 11 to the Consolidated Financial Statements for additional information.

(d)
During the year ended December 31, 2012, we recognized a loss on debt extinguishment of $51.8 million related to the refinancing of approximately $517 million of our then outstanding debt, mainly the write-off of unamortized debt discount and debt issuance costs related to the previous credit facilities. See Note 11 to the Consolidated Financial Statements for additional information. In addition, we recognized a $102.8 million gain on repayment of our advances for development of Graton Resort.

(e)
Upon our emergence from Chapter 11 bankruptcy we adopted fresh-start reporting. As a result, the Company’s selected financial data for periods beginning on or after June 17, 2011 is not comparable to the selected financial data of the Predecessors.

(f)	For the period from January 1, 2011 through June 16, 2011, our Predecessors recognized net gains of approximately $3.9 billion as a direct result of the Chapter 11 bankruptcy cases.

(g)
During the year ended December 31, 2010, STN recognized a loss of $234.5 million as a result of recording its 50% share of asset impairment losses of Aliante Station, a 50% owned joint venture of STN. In addition, a joint venture was dissolved and STN recognized a $124.2 million gain on dissolution as a result of writing off the deficit carrying amount of the investment.

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
Our operating results are greatly dependent on the level of casino revenue generated at our properties. A substantial portion of our operating income is generated from our gaming operations, primarily from slot play, which represents approximately 80% to 85% of our casino revenue. We use our non-gaming offerings, such as restaurants, hotels and other entertainment amenities, to attract customer traffic to our casino properties. The majority of our revenue is cash-based and as a result, fluctuations in our revenues have a direct impact on our cash flows from operations. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing and fund capital expenditures.
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
The climate of the Las Vegas economy continued to slowly improve during 2014. The Las Vegas Strip continued to see improvements in visitation, hotel rates, food and beverage sales and retail sales; however gaming revenues on the Las Vegas Strip remained relatively flat in 2014. In the local economy, employment has grown at a steady pace of approximately 3% per year and employment was up to 887,000 jobs at the end of 2014, the highest since November 2008.  The median existing home price increased by approximately 6% from December 31, 2013 to December 31, 2014. Taxable sales are also steadily improving, and increased by approximately 8% for the same period.  We believe all of these indicators reflect stabilization of the Las Vegas economy and a foundation for future growth.  Although we experienced improved operating results in the fourth quarter of 2014 due, in part, to more favorable local economic conditions and reduced gas prices, we cannot be sure if, or how long, these favorable market conditions will persist or that they will continue to positively impact our results of operations.
Highlights for 2014 include the following:

•	Our net revenues grew by 2.8% and our operating income grew by 7.1% during 2014.

•	Through the fourth quarter of 2014, our Adjusted EBITDAM has grown for 15 consecutive quarters.

•
We completed a repricing of our $1.6 billion Term Loan Facility in March, resulting in a 75 basis point interest rate reduction which contributes approximately $12 million in annual cash interest savings.

•	We repaid $71.3 million in principal amount of debt.

•	We continued our focus on achieving operating efficiencies.

•
We completed Restaurant Row at Red Rock Resort, which links five of our premier restaurants via a pedestrian walkway. We also added a new parking area and walkway offering guests convenient access to and from Downtown Summerlin, a 1.6 million square foot outdoor shopping, dining and entertainment center which opened in October 2014.

In September 2014, Fertitta Interactive withdrew from the New Jersey online gaming market after terminating its online gaming operations agreement with its partner due to multiple breaches by the partner. In November 2014, Fertitta Interactive ceased its Nevada online poker operations as a result of revenues not meeting expectations. The operations of

Fertitta Interactive are presented in discontinued operations for all periods presented, and are excluded from the results of operations presented and discussed below.
Additional information about our results of operations is included herein and in the notes to our Consolidated Financial Statements.
Results of Operations
The following tables present information about our results of continuing operations (dollars in thousands):
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Year Ended December 31,
	2014	2013	Percent change
Net revenues	$1,291,616	$1,256,137	2.8%
Operating income	219,842	205,283	7.1%

Casino revenues	897,361	882,241	1.7%
Casino expenses	341,490	339,651	0.5%
Margin	61.9%	61.5%

Food and beverage revenues	239,212	235,722	1.5%
Food and beverage expenses	157,191	161,790	(2.8)%
Margin	34.3%	31.4%

Room revenues	112,664	105,630	6.7%
Room expenses	45,479	43,062	5.6%
Margin	59.6%	59.2%

Other revenues	70,522	67,431	4.6%
Other expenses	28,979	26,580	9.0%

Management fee revenue	68,782	59,758	15.1%

Selling, general and administrative expenses	288,667	291,586	(1.0)%
Percent of net revenues	22.3%	23.2%

Depreciation and amortization	127,766	128,754	(0.8)%
Management fee expense	48,872	46,145	5.9%
Impairment of goodwill	—	1,183	n/m
Impairment of other assets	11,739	—	n/m
Write-downs and other charges, net	20,951	11,881	76.3%
Interest expense, net	150,995	164,622	(8.3)%
Loss on extinguishment of debt	4,132	146,787	n/m
Gain on Native American development	49,074	16,974	n/m
________________________________________________
n/m = not meaningful

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Year Ended December 31,
	2013	2012	Percent change
Net revenues	$1,256,137	$1,229,302	2.2%
Operating income	205,283	162,828	26.1%

Casino revenues	882,241	885,629	(0.4)%
Casino expenses	339,651	355,199	(4.4)%
Margin	61.5%	59.9%

Food and beverage revenues	235,722	237,770	(0.9)%
Food and beverage expenses	161,790	161,167	0.4%
Margin	31.4%	32.2%

Room revenues	105,630	106,348	(0.7)%
Room expenses	43,062	43,106	(0.1)%
Margin	59.2%	59.5%

Other revenues	67,431	69,704	(3.3)%
Other expenses	26,580	26,987	(1.5)%

Management fee revenue	59,758	29,874	100.0%

Selling, general and administrative expenses	291,586	286,537	1.8%
Percent of net revenues	23.2%	23.3%

Depreciation and amortization	128,754	129,139	(0.3)%
Management fee expense	46,145	44,087	4.7%
Impairment of goodwill	1,183	—	n/m
Impairment of other assets	—	10,066	n/m
Write-downs and other charges, net	11,881	9,875	20.3%
Interest expense, net	164,622	189,481	(13.1)%
Loss on extinguishment of debt	146,787	51,796	n/m
Gain on Native American development	16,974	102,816	n/m
________________________________________________
n/m = not meaningful
Net Revenues. Net revenues for the year ended December 31, 2014 increased by 2.8% to $1.29 billion as compared to $1.26 billion for the year ended December 31, 2013. The increase in net revenues during 2014 was due to management fee revenue from Graton Resort, which opened in November 2013, as well as improvements in casino and room revenue.
Net revenues for the year ended December 31, 2013 increased by 2.2% as compared to net revenues of $1.23 billion for the year ended December 31, 2012. The increase in net revenues during 2013 was primarily a result of management fees from Graton Resort, including a development fee of $8.2 million. The components of net revenues are discussed below.

Operating Income. Operating income increased by 7.1% to $219.8 million for the year ended December 31, 2014 as compared to $205.3 million for the prior year due to management fee revenue from Graton Resort, as well as improvements in operating income from casino and rooms.
Operating income increased by 26.1% to $205.3 million for the year ended December 31, 2013 as compared to $162.8 million for the prior year, primarily due to improved operating results at our properties, as well as the impact of management fees from Graton Resort. The components of operating income are discussed below.
Casino.  Casino revenues increased by $15.2 million to $897.4 million for the year ended December 31, 2014 as compared to $882.2 million for the prior year. The improvement was primarily due to increased slot revenues and sports win. Casino expenses decreased slightly for the year ended December 31, 2014 as compared to the prior year due to our continued focus on operating efficiencies.
Casino revenues decreased slightly for the year ended December 31, 2013 as compared to the prior year. The decrease was primarily due to lower casino volume at our properties, which we believe was attributable to the general weakness of the economy. In addition, we believe the expiration of the federal payroll tax cut in January 2013 had likely negatively affected the discretionary spending of our patrons during 2013. Casino expenses decreased by 4.4% for the year ended December 31, 2013 compared to the prior year, primarily due to our ongoing cost savings efforts.
Food and Beverage.  Food and beverage revenues for the year ended December 31, 2014 increased to $239.2 million as compared to $235.7 million for 2013. The improvement was primarily due to a $3.9 million increase in catering revenue, partially offset by the impact of the closure of several restaurants during the year for renovation. For the year ended December 31, 2014, the average guest check increased by 2.5% as compared to the prior year, and the number of restaurant guests served decreased by 1.8% due to the restaurant closures. Food and beverage expense for the year ended December 31, 2014 decreased as compared to the prior year, mainly due to lower payroll and related costs as a result of the restaurant closures.
Food and beverage revenues for the year ended December 31, 2013 decreased slightly to $235.7 million as compared to $237.8 million for the prior year. Beverage revenue decreased by 10.1% during the year ended December 31, 2013 as compared to 2012, which was partially offset by a 3.7% increase in food revenue. For the year ended December 31, 2013, the average guest check and the number of restaurant guests served increased slightly as compared to 2012. The decrease in beverage revenue for the year ended December 31, 2013 was primarily due to closure of several bars and lounges for conversion or remodeling, as well as a reduction in entertainment offerings, such as outdoor concerts. Food and beverage expense for the year ended December 31, 2013 increased slightly as compared to 2012.
Room. The following table shows key information about our hotel operations:

	Year Ended December 31,
	2014	2013	2012
Occupancy	90.6%	88.9%	87.3%
Average daily rate	$75	$71	$72
Revenue per available room	$67	$63	$63
Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by total rooms available. Average daily rate ("ADR") is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms. Revenue per available room is calculated by dividing total room revenue by total rooms available.
Room revenues for the year ended December 31, 2014 increased by 6.7% as compared to the prior year due to a 170 basis point improvement in the occupancy rate and a 5.5% improvement in ADR. Room expenses for the year ended December 31, 2014 increased by 5.6% as compared to the prior year, mainly due to higher payroll and related costs associated with the increased occupancy.
Room revenues for the year ended December 31, 2013 decreased slightly as compared to 2012 due to a slight decrease in ADR, partially offset by a 160 basis point improvement in the occupancy rate. Room expenses for the year ended December 31, 2013 remained flat as compared to 2012.

Other. Other revenues primarily include revenues from entertainment, gift shops, bowling, leased outlets and spas. Other revenues for the year ended December 31, 2014 increased by 4.6% to $70.5 million as compared to $67.4 million for the prior year, primarily due to increased revenue from our retail shops. Other expenses for the year ended December 31, 2014 increased by 9.0% as compared to the prior year, largely due to the increased sales at our retail shops. Other revenues for the year ended December 31, 2013 decreased by 3.3% as compared to the prior year, primarily due to a reduction in our entertainment offerings. Other expenses for the year ended December 31, 2013 decreased slightly as compared to the prior year.
Management Fee Revenue. Management fee revenue mainly represents fees earned from our management agreements with Graton Resort and Gun Lake. For the year ended December 31, 2014, management fee revenue increased to $68.8 million as compared to $59.8 million for the prior year primarily due to management fees from Graton Resort, which opened in November 2013. Under our management agreement with the Graton Tribe, we receive a management fee of 24% of Graton Resort's net income (as defined in the management agreement) through November 2017 and 27% of Graton Resort's net income for the period from December 2017 through November 2020.
Management fee revenue also includes reimbursable costs, which represent amounts received or due pursuant to our management agreements with Native American tribes for the reimbursement of expenses, primarily payroll costs, that we incur on their behalf. We recognize reimbursable cost revenues on a gross basis, with an offsetting amount charged to operating expenses. Management fee revenue for the year ended December 31, 2014 included $7.5 million of reimbursable costs, primarily related to our management agreement with the Graton Tribe, as compared to $12.6 million for the prior year. Reimbursable costs for Graton Resort were higher for the year ended December 31, 2013 due to costs incurred in preparation for its opening. Excluding reimbursable costs, management fee revenue increased by $14.1 million or 29.9% for the year ended December 31, 2014 as compared to 2013.
Management fee revenue for the year ended December 31, 2013 increased by 100.0% as compared to 2012. The increase was primarily due to the opening of Graton Resort, which contributed $14.7 million in management fees for 2013, including a one-time development fee of $8.2 million which we earned upon opening. In addition, we recognized reimbursable costs of $12.6 million for the year ended December 31, 2013, primarily from Graton Resort. Excluding reimbursable costs, management fee revenue increased by $17.3 million or 57.8% for the year ended December 31, 2013 as compared to 2012.
Selling, General and Administrative ("SG&A").  SG&A expenses decreased by 1.0% to $288.7 million for the year ended December 31, 2014 as compared to $291.6 million for the prior year, mainly due to a $5.1 million reduction in reimbursable expenses under our management agreements, partially offset by increases in various other SG&A expenses. Excluding reimbursable expenses, SG&A expenses for the year ended December 31, 2014 increased less than 1.0% as compared to the prior year.
SG&A expenses increased by 1.8% to $291.6 million for the year ended December 31, 2013 as compared to $286.5 million for 2012. SG&A expenses for the year ended December 31, 2013 included $12.6 million in reimbursable expenses related to our Native American management agreements, primarily Graton Resort, as noted above. Excluding reimbursable expenses, SG&A expenses for the year ended December 31, 2013 decreased by 2.7% as compared to 2012.
Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2014 decreased slightly to $127.8 million as compared to $128.8 million for the prior year. Depreciation and amortization expense for the year ended December 31, 2013 decreased slightly to $128.8 million as compared to $129.1 million for 2012. The year over year decreases in depreciation and amortization were primarily due to shorter-lived assets becoming fully depreciated, partially offset by amortization of the Graton management contract intangible asset, which began in November 2013.
Management Fee Expense. We have long-term management agreements with affiliates of Fertitta Entertainment to manage our properties. Under the management agreements, we pay a base management fee equal to 2% of gross revenues and an incentive management fee equal to 5% of positive EBITDA (as defined in the agreements) for each of our managed properties. Management fee expense for the year ended December 31, 2014 increased by 5.9% to $48.9 million as compared to $46.1 million for the prior year. Management fee expense for the year ended December 31, 2013 increased by 4.7% as compared to the prior year. The increases in management fee expense were due to increases in gross revenues and EBITDA.
Asset Impairment Charges. During the year ended December 31, 2014 we sold approximately 101 acres of land held for development in Reno, Nevada for approximately $2.0 million and recognized an impairment loss of $11.7 million to write down the carrying amount of the land to its estimated fair value less cost to sell. During the year ended December 31, 2013, we recognized a goodwill impairment charge of $1.2 million related to two taverns. During the year ended December 31, 2012, we recorded impairment losses of $10.1 million to write down the carrying amounts of certain parcels of land to their estimated fair values.
Write-downs and Other Charges, net. Write-downs and other charges, net includes charges such as losses on asset disposals, severance expense and non-routine transactions. Write-downs and other charges, net, for the year ended December 31, 2014 totaled $21.0 million, primarily due to the abandonment of certain assets, including an amphitheater and an outdoor water feature, as well as several restaurant renovation projects. For the year ended December 31, 2013, write-downs and other charges, net totaled $11.9 million, primarily representing net losses on asset disposals. For the year ended December 31, 2012, write-downs and other charges, net totaled $9.9 million, which included a $5.0 million settlement paid in satisfaction of an option granted to a former owner of Green Valley Ranch to reacquire an ownership interest in the property as provided in a settlement agreement.
Interest Expense, net.  The following table presents summarized information about our interest expense (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest cost, net of interest income	$133,072	$141,256	$122,942
Amortization of debt discount and debt issuance costs	17,923	23,366	70,260
Less capitalized interest	—	—	(3,721)
Interest expense, net	$150,995	$164,622	$189,481
Interest expense, net, for the year ended December 31, 2014 was $151.0 million as compared to $164.6 million for the prior year. In March 2014, we completed a repricing of our $1.6 billion term loan facility, which resulted in an interest rate reduction of 75 basis points. The term loan repricing reduced our cash interest expense by approximately $8.8 million for the year ended December 31, 2014.
Interest expense, net, for the year ended December 31, 2013 was $164.6 million as compared to $189.5 million for 2012. In March 2013, we refinanced approximately $2.1 billion of our outstanding long-term debt, which resulted in an increase in the contractual interest rates on the refinanced debt. The majority of the refinancing was accounted for as a debt extinguishment. As a result of the refinancing transaction, a significant portion of our debt discount was written off. The decrease in interest expense during 2013 as compared to 2012 was primarily due to lower debt discount amortization during the current year, partially offset by the impact of the higher interest rates on the refinanced debt.
Interest expense, net, includes the impact of our interest rate swaps that are designated in cash flow hedging relationships, which effectively convert $1.0 billion of our variable-rate debt to a fixed rate. For the years ended December 31, 2014, 2013 and 2012, interest rate swaps increased our interest expense by $12.9 million, $13.1 million and $12.4 million, respectively. These amounts include deferred losses on discontinued cash flow hedging relationships that are being reclassified from accumulated other comprehensive loss into interest expense as the previously hedged cash flows continue to occur. Approximately $8.4 million of deferred losses on discontinued cash flow hedging relationships is expected to be reclassified from accumulated other comprehensive loss into interest expense, net, during 2015.
Loss on Extinguishment of Debt. During the year ended December 31, 2014, we recognized a $4.1 million loss on extinguishment of debt, primarily related to the March 2014 repricing of our Term Loan Facility. During the year ended December 31, 2013, we recognized a $146.8 million loss on extinguishment of debt, primarily related to the refinancing of approximately $2.1 billion of our then outstanding long-term debt. During the year ended December 31, 2012, we recognized a $51.8 million loss on extinguishment of debt, primarily related to the refinancing of approximately $517.0 million of our then outstanding long-term debt. These losses primarily resulted from the write-off of unamortized debt discounts and debt issuance costs related to previous credit facilities. See Note 11 — Long-term Debt, in the Consolidated Financial Statements for additional information about these transactions.
Gain on Native American Development. For the years ended December 31, 2014, 2013 and 2012, we recognized gains as a result of repayments on our advances to Graton Resort. The gains were due to the adjustment of the carrying amount of the project to fair value upon our adoption of fresh-start reporting in 2011, and our deferral of the return on the advances until the carrying amount had been recovered and the return was collected or realizable. In 2012, we received a payment of $194.2 million from the Graton Tribe as a partial repayment of development costs we had advanced. We recognized a gain of $102.8 million representing the difference between the carrying amount of the advances and the payment received. During December 2013, we recognized an additional gain of $17.0 million on the advances, and in 2014 we recognized a gain of $49.1 million when we received the final payment of the remaining amounts due from the Graton Tribe. We have no ongoing contractual obligation related to amounts collected from the Graton Tribe, and the amounts are nonrefundable.
Change in Fair Value of Derivative Instruments.  Fluctuations in interest rates can cause the fair value of our interest rate swaps to change each reporting period. For interest rate swaps not designated as hedging instruments and the ineffective portion of designated interest rate swaps, changes in fair value are recognized as gains or losses in our Consolidated Statements of Operations. For the years ended December 31, 2014, 2013 and 2012, we recognized losses of $0.1 million, $0.3 million and $0.9 million, respectively, representing changes in the fair value of our interest rate swaps. See Note 12 — Derivative Instruments, in the Consolidated Financial Statements for additional information.
Discontinued Operations. Discontinued operations represents the operating results of Fertitta Interactive, which ceased operating in November 2014. The net loss from discontinued operations for the years ended December 31, 2014, 2013 and 2012 was $43.4 million, $25.7 million and $13.5 million, respectively. See Note 3 — Fertitta Interactive, in the Consolidated Financial Statements for additional information.
Adjusted EBITDAM
Adjusted EBITDAM for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Adjusted EBITDAM	$420,689	$385,449	$347,225
The increases in Adjusted EBITDAM are is primarily due to improved operating results at our properties, as well as the impact of management and development fees from Graton Resort, as noted in the discussion above.
Adjusted EBITDAM is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDAM is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to operating income, Adjusted EBITDAM is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations excluding management fees, non-cash expenses, financing costs, and other non-operational or non-recurring items. Adjusted EBITDAM includes net income from continuing operations plus interest expense, net, depreciation and amortization, management fee expense, development and preopening expense, joint venture preopening expense, charges relating to share-based compensation, impairment of goodwill and other assets, write-downs and other charges, net, loss on extinguishment of debt, gain on Native American development, changes in fair value of derivative instruments, and excludes Adjusted EBITDAM attributable to MPM noncontrolling interests. To evaluate Adjusted EBITDAM and the trends it depicts, the components should be considered. Each of these components can significantly affect our results of operations and should be considered in evaluating our operating performance, and the impact of these components cannot be determined from Adjusted EBITDAM. Further, Adjusted EBITDAM does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP and should not be considered as an alternative to net income as an indicator of our operating performance. Additionally, Adjusted EBITDAM does not consider capital expenditures and other investing activities and should not be considered as a measure of our liquidity. In addition, it should be noted that not all gaming companies that report EBITDAM or adjustments to this measure may calculate EBITDAM or such adjustments in the same manner as us, and therefore our measure of Adjusted EBITDAM may not be comparable to similarly titled measures used by other gaming companies.

Following is a reconciliation of net income (loss) from continuing operations to Adjusted EBITDAM (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income (loss) from continuing operations	$114,736	$(87,840)	$25,219
Interest expense, net	150,995	164,622	189,481
Depreciation and amortization	127,766	128,754	129,139
Management fee expense	48,872	46,145	44,087
Development and preopening	640	222	311
Joint venture preopening expense	435	195	—
Share-based compensation	2,790	3,416	2,628
Impairment of goodwill	—	1,183	—
Impairment of other assets	11,739	—	10,066
Write-downs and other charges, net	20,951	11,881	9,875
Loss on extinguishment of debt	4,132	146,787	51,796
Gain on Native American development	(49,074)	(16,974)	(102,816)
Change in fair value of derivative instruments	90	291	921
Other	41	41	66
Adjusted EBITDAM attributable to MPM noncontrolling interests	(13,424)	(13,274)	(13,548)
Adjusted EBITDAM	$420,689	$385,449	$347,225
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
At December 31, 2014, we had $122.0 million in cash and cash equivalents, which is primarily used for the day-to-day operations of our properties. At December 31, 2014, our borrowing availability under our Revolving Credit Facility was $315.7 million, subject to continued compliance with the terms of our Credit Facility, which is net of outstanding letters of credit and similar obligations totaling $34.3 million. Subject to obtaining additional commitments under the Credit Facility, we have the ability to increase our borrowing capacity thereunder in an aggregate principal amount not to exceed the greater of (a) $350 million and (b) an unlimited amount, if certain conditions are met and pro forma first lien leverage is less than or equal to 4.5x.  Our ability to incur additional debt pursuant to such increased borrowing capacity is subject to compliance with the covenants in the Credit Facility and the indenture governing our 7.50% Senior Notes, including pro forma compliance with the financial covenants contained in the Credit Facility and compliance with covenants contained in the Credit Facility and the indenture limiting our ability to incur additional indebtedness.
Our primary cash requirements for 2015 are expected to include (i) required principal and interest payments on our indebtedness, totaling approximately $80.9 million and $114.4 million, respectively, including a $61.0 million excess cash flow payment due in April 2015 under the terms of our Credit Facility, (ii) approximately $110 million to $125 million for capital expenditures, and (iii) distributions to our members and noncontrolling interests.
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

Following is a summary of our cash flow information, which includes cash flows of discontinued operations (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash flows provided by (used in):
Operating activities	$242,299	$229,123	$206,624
Investing activities	(41,282)	(93,030)	101,472
Financing activities	(215,936)	(127,352)	(272,878)
Cash Flows from Operations
Our operating cash flows primarily consist of operating income generated by our properties (excluding depreciation and other non-cash charges), interest paid and changes in working capital accounts such as inventories, prepaid expenses, receivables and payables. The majority of our revenue is generated from our slot machine and table game play, which is conducted primarily on a cash basis. Our food and beverage, room and other revenues are also primarily cash-based. As a result, fluctuations in our revenues have a direct impact on our cash flow from operations. During the year ended December 31, 2014, net cash provided by operating activities totaled $242.3 million, compared to $229.1 million for the prior year. The increase in net cash provided by operating activities for the year ended December 31, 2014 as compared to the prior year is primarily due to a $12.6 million increase in management fees from Graton Resort, partially offset by an increase of $8.7 million in cash paid for interest on our debt. Cash flows from operating activities also reflect normal fluctuations in our working capital accounts. Operating cash flows for the years ended December 31, 2014 and 2013 include $24.9 million and $20.5 million, respectively, of net cash outflows for discontinued operations.
Cash Flows from Investing Activities
During the year ended December 31, 2014, we paid $102.6 million for capital expenditures, consisting primarily of various renovation projects at our properties, information technology equipment purchases and slot machine purchases, and we paid $2.6 million in reimbursable advances for the North Fork Project. In addition, during the year ended December 31, 2014, we received repayments totaling $66.1 million on our advances for Graton Resort, which have now been repaid in full.
During the year ended December 31, 2013, we paid $86.3 million for capital expenditures, primarily for slot machine purchases, information technology equipment, additional casino offerings and various remodeling projects, and we paid $3.6 million in reimbursable advances for the North Fork Project.
Cash Flows from Financing Activities
During the year ended December 31, 2014, we paid $71.3 million million in principal payments on our indebtedness and $130.3 million in distributions to our members. For the same period, MPM paid $10.1 million in distributions to noncontrolling interest holders and Fertitta Interactive received capital contributions of $10.0 million from noncontrolling interest holders to fund its operations. In addition, we paid $2.5 million in fees and costs related to our March 2014 debt repricing.
During the year ended December 31, 2013, we paid $46.5 million in distributions to our members, and MPM paid $10.2 million in distributions to noncontrolling interest holders. During 2013, Fertitta Interactive received capital contributions from noncontrolling interest holders totaling $15.3 million. In addition, in March 2013 we refinanced approximately $2.1 billion of our outstanding indebtedness and paid $35.9 million in related fees and costs.
Restrictive Covenants
Certain customary covenants are included in either the credit agreement governing the Credit Facility or the indenture governing our 7.50% Senior Notes (the "Indenture") that, among other things and subject to certain exceptions, restrict our ability and the ability of our restricted subsidiaries to incur or guarantee additional debt; create liens on collateral; engage in mergers, consolidations or asset dispositions; pay dividends or distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; engage in lines of business other than our core business and related businesses; or issue certain preferred units.
The credit agreement governing the Revolving Credit Facility also includes requirements that we maintain a maximum total leverage ratio ranging from 7.00 to 1.00 at December 31, 2014 to 5.00 to 1.00 in 2017 and a minimum interest coverage ratio ranging from 2.50 to 1.00 in 2014 to 3.00 to 1.00 in 2017, provided that a default of the financial ratio covenants shall only become an event of default under the Term Loan Facility if the lenders providing the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. The testing of these financial ratio covenants began with the fiscal quarter ended March 31, 2013. At December 31, 2014, our total leverage ratio was 5.02 to 1.00 and our interest coverage ratio was 3.40 to 1.00. We believe we were in compliance with all applicable covenants at December 31, 2014.
In addition to quarterly principal payments of 0.25% of the original principal amount of the Term Loan Facility, which began on June 30, 2013, we are also required to make prepayments on the Term Loan Facility with a portion of our excess cash flow as follows: (i) 50% of excess cash flow so long as no default has occurred and our total leverage ratio is above 4.50 to 1.00 or a default has occurred and is continuing, (ii) 25% of excess cash flow so long as no default has occurred and our total leverage ratio is less than or equal to 4.50 to 1.00, or (iii) 0% of excess cash flow so long as no default has occurred and our total leverage ratio is less than or equal to 3.50 to 1.00. In addition, subject to certain customary carve-outs and reinvestment provisions, we are required to use all net cash proceeds of asset sales or other dispositions, all proceeds from the issuance or incurrence of additional debt, and all proceeds from the receipt of insurance and condemnation awards to make prepayments on the Term Loan Facility.
The Indenture governing our 7.50% Senior Notes requires that we offer to repurchase the 7.50% Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest thereon if we experience certain change of control events (as defined in the Indenture) and that we make an offer to repurchase the 7.50% Senior Notes at a purchase price equal to 100% of the principal amount of the purchased notes if we have excess net proceeds (as defined in the Indenture) from certain asset sales.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities nor do we have any derivative arrangements other than the previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2014, we had outstanding letters of credit and similar obligations totaling $34.3 million.
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2014 (amounts in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Long-term debt (a)	$80,892	$243,495	$73,717	$1,802,584	$2,200,688
Interest on long-term debt and interest rate swaps (b)	114,363	218,916	189,542	56,541	579,362
Operating leases	8,773	17,531	17,360	388,155	431,819
Other (c)	35,761	9,224	6,233	15	51,233
Total contractual cash obligations	$239,789	$489,166	$286,852	$2,247,295	$3,263,102
___________________________________

(a)
Includes scheduled principal payments and estimated excess cash flow payments on long-term debt outstanding at December 31, 2014. Additional information about our long-term debt is included in Note 11 to the Consolidated Financial Statements. The amount due in less than one year includes a $61.0 million excess cash flow payment on our Term Loan which we expect to pay by April 2015.

(b)
Includes contractual interest payments on fixed and variable rate long-term debt outstanding at December 31, 2014 based on outstanding amounts and interest rates in effect at that date, and projected cash payments on interest rate swaps. Additional information about our derivative instruments is included in Note 12 to the Consolidated Financial Statements.

(c)	Includes employment contracts, long-term stay-on agreements, open purchase orders, natural gas purchase contracts, equipment purchase obligations and other long term obligations.

Inflation
We do not believe that inflation has had a significant impact on our revenues, results of operations or cash flows in the last three fiscal years.
Native American Development
We have development and management agreements with the Mono, a federally recognized Native American tribe located near Fresno, California, pursuant to which we will assist the Mono in developing, financing and operating a gaming and entertainment facility to be located on Highway 99 north of the city of Madera, California. See Note 8 to the Consolidated Financial Statements for additional information.
Regulation and Taxes
We are subject to extensive regulation by Nevada gaming authorities, as well as regulation by gaming authorities in the other jurisdictions in which we operate, including the NIGC, the California Gambling Control Commission, the Federated Indians of Graton Rancheria Gaming Commission and the Gun Lake Tribal Gaming Commission. In addition, we will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future.
The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The legislature is currently in session, but there are no specific proposals to increase gaming taxes. There are no assurances that an increase in gaming taxes will not be proposed and passed by the Nevada Legislature in the future.
Description of Certain Indebtedness
Long-term Debt
A description of our indebtedness is included in Note 11 to the Consolidated Financial Statements.
Derivative Instruments
We have entered into various interest rate swaps to manage our exposure to interest rate risk. At December 31, 2014, we had two variable-to-fixed interest rate swaps with notional amounts totaling $1.0 billion which mature in 2015 and 2017. These interest rate swaps effectively fix the interest rates on $1.0 billion of our variable-rate debt to a fixed rate of 5.29%. As of December 31, 2014, we paid a weighted-average fixed interest rate of 2.04% and received a weighted-average variable interest rate of 1.00% on our interest rate swaps, which is the LIBOR floor stipulated in the agreements. For the year ended December 31, 2014, our interest rate swaps increased our interest expense by $12.9 million. The changes in fair value of the effective portion of our designated interest rate swaps are recognized in other comprehensive income, and the changes in fair value of any ineffective portion of the designated interest rate swaps, as well as any interest rate swaps not designated as hedging instruments, are recognized in change in fair value of derivative instruments as they occur. See Note 12 to the Consolidated Financial Statements for further information about our derivative and hedging activities and the related accounting.
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that are subject to an inherent degree of uncertainty. Certain accounting estimates and assumptions may have a material impact on our financial statements due to the significant levels of subjectivity and judgment involved and the susceptibility of such estimates and assumptions to change. We base our estimates on historical experience, information that is currently available to us and various other assumptions that we believe are reasonable under the circumstances, and we evaluate our estimates on an ongoing basis. Actual results may differ from these estimates, and such differences could have a material effect on our consolidated financial statements. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements. Following is a discussion of our accounting policies that involve critical estimates and assumptions.

Long-Lived Assets
Our business is capital intensive and a significant portion of our capital is invested in property and equipment and other long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our long-lived assets by estimating the future cash flows the asset is expected to generate, and comparing these estimated cash flows, on an undiscounted basis, to the carrying amount of the asset. If the carrying amount is greater, the asset is considered to be impaired, and we recognize an impairment charge equal to the amount by which the carrying amount of the asset exceeds its fair value. We test our long-lived assets for impairment at the reporting unit level.
Inherent in the calculation of fair values are various estimates and assumptions, including estimates of future cash flows expected to be generated by an asset or asset group. We base our cash flow estimates on the current regulatory, political and economic climates in the areas where we operate, recent operating information and projections for our properties. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, changes in consumer preferences, or events affecting various forms of travel and access to our properties. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. The most significant assumptions used in determining cash flow estimates include forecasts of future operating results, EBITDA margins, tax rates, capital expenditures, depreciation expense, working capital requirements, long-term growth rates and terminal year free cash flows. Cash flow estimates and their impact on fair value are highly sensitive to changes in many of these assumptions. If our ongoing estimates of future cash flows are not met, we may be required to record impairment charges in future accounting periods.
Property and Equipment. At December 31, 2014, the carrying amount of our property and equipment was approximately $2.14 billion, which represents approximately 71.8% of our total assets. We make estimates and assumptions when accounting for property and equipment. We compute depreciation using the straight-line method over the estimated useful lives of the assets, and our depreciation expense is highly dependent on the assumptions we make about the estimated useful lives of our assets. We estimate the useful lives of our property and equipment based on our experience with similar assets and our estimate of the usage of the asset. Whenever events or circumstances occur that change the estimated useful life of an asset, we account for the change prospectively. We must also make judgments about the capitalization of costs. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. If an asset or asset group is disposed or retired before the end of its previously estimated useful life, we may be required to accelerate our depreciation expense or recognize a loss on disposal.
Goodwill. We test our goodwill for impairment as of October 1 of each year, and we perform interim goodwill impairment tests whenever events or changes in circumstances indicate that our goodwill may be impaired. We perform our goodwill impairment testing at the reporting unit level, and we consider each of our operating properties to be a reporting unit. We test goodwill for impairment by comparing the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its estimated fair value, then the goodwill of the reporting unit may be impaired. To measure goodwill impairment, if any, we estimate the implied fair value of the reporting unit's goodwill by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess. We estimate the fair value of a reporting unit using the present value of expected future cash flows along with value indications provided by the current valuation multiples of comparable publicly traded companies. The estimation of the fair value of a reporting unit requires management to make critical estimates, assumptions and judgments, including estimating the expected future cash flows and selecting appropriate discount rates, valuation multiples and market comparables. Application of alternative estimates and assumptions could produce significantly different results.
At December 31, 2014, our goodwill totaled $195.7 million. Approximately 86.8% of our goodwill is associated with one of our properties. As of our 2014 annual goodwill testing date, the estimated fair value of this property exceeded its carrying amount by approximately 18%. If the fair value of this property should decline in the future, we may be required to recognize a goodwill impairment charge, which could be material. Several of our other properties also have goodwill. The excess of those properties' fair values over their carrying amounts ranged from 14% to 32%, and declines in the fair values of any of those properties could also result in goodwill impairment charges. A property’s fair value may decline as a result of a decrease in the property’s actual or projected operating results or changes in significant assumptions and judgments used by management in the estimation process, including the discount rate and market multiple.
In the third quarter of 2014 we performed an interim goodwill impairment test for Fertitta Interactive when we ceased operations in New Jersey, and we recorded an impairment charge of $5.6 million to write off all of Fertitta Interactive's goodwill, which is included in discontinued operations. See Note 3 to the Consolidated Financial Statements for additional information.
Indefinite-Lived Intangible Assets. Our indefinite-lived intangible assets primarily represent the value of our brands. At December 31, 2014, the carrying amount of our indefinite-lived intangible assets totaled approximately $77.5 million. Indefinite-lived intangible assets are not amortized unless management determines that their useful life is no longer indefinite. We test our indefinite-lived intangible assets for impairment annually as of October 1 of each year, and whenever events or changes in circumstances indicate that an asset may be impaired, by comparing the carrying amount of the asset to its estimated fair value. If the carrying amount of the asset exceeds its estimated fair value, we recognize an impairment charge equal to the excess. We estimate the fair value of our brands using a derivation of the income approach to valuation based on estimated royalties avoided through ownership of the assets. The fair values of certain of our properties' indefinite lived intangible assets are equal to the carrying amounts, and the recoverability is highly sensitive to changes in projected operating results. Accordingly, any decrease in the projected operating results of a property could require us to recognize an impairment charge, which could be material.
Finite-Lived Intangible Assets. Our finite-lived intangible assets primarily represent the value of our management contracts and customer relationships. We amortize our finite-lived intangible assets over their estimated useful lives using the straight-line method, and we periodically evaluate the remaining useful lives of our finite-lived intangible assets to determine whether events or circumstances warrant a revision to the remaining period of amortization.
Our management contract intangible assets represent the value associated with management agreements under which we provide management services to various casino properties, primarily Native American casinos which we have developed or are currently developing. We estimate the fair values of management contract intangible assets using discounted cash flow techniques based on future cash flows expected to be received in exchange for providing management services. We amortize our management contract intangible assets using the straight-line method over their expected useful lives, which is generally equal to the initial term of the management agreement. We begin recognizing amortization expense when the managed property commences operations and management fees are being earned. The recoverability of our management contract intangible assets is dependent upon the operating results of the managed casinos and the likelihood that the casino project we are currently developing is successfully completed.
Our customer relationship intangible assets represent the value associated with our rated casino guests. We estimate the fair values of our customer relationship intangible assets using a variation of the cost approach. The recoverability of our customer relationship intangible assets could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, declines in customer spending which would impact the expected future cash flows associated with the rated casino guests, declines in the number of customer visits which could impact the expected attrition rate of the rated casino guests, and erosion of operating margins associated with rated casino guests.
Native American Development Costs. We incur certain costs associated with our development and management agreements with Native American tribes (the "Tribes") which are reimbursable by the Tribes, and we capitalize these costs as long-term assets. The assets are typically transferred to the Tribe at such time as the Tribe secures third-party financing, or the gaming facility is completed. We earn a return on the costs incurred for the acquisition and development of Native American projects. Due to the uncertainty surrounding the estimated cost to complete and the collectability of the stated return, we account for the return using the cost recovery method. Recognition of the return is deferred until the assets are transferred to the Tribe, the carrying amount of the assets has been fully recovered, and the return has been collected or is realizable. Development costs and the related return are typically repaid by the Tribes from a project's third-party financing or from operating cash flows of the casino after opening. Accordingly, the recoverability of our development costs is highly dependent upon the Tribe’s success in obtaining third-party financing and our ability to operate the project successfully upon its completion. Our evaluation of the recoverability of our Native American development costs requires us to apply a significant amount of judgment.
We evaluate our Native American development costs for impairment whenever events or changes in circumstances indicate that the carrying amount of the project might not be recoverable, taking into consideration all available information. Among other things, we consider the status of the project, any contingencies, the achievement of milestones, any existing or potential litigation and regulatory matters when evaluating our Native American projects for impairment. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying amount of the asset. If the undiscounted expected future cash flows for a project do not exceed its carrying amount, then the asset is written down to its estimated fair value. We estimate a project’s fair value using a discounted cash flow model and market comparables, when available. Our estimate of the undiscounted future cash flows of a Native American development project is based on consideration of all positive and negative evidence about the future cash flow potential of the project including, but not limited to, the likelihood that the project will be successfully completed, the status of required approvals, and the status and timing of the construction of the project, as well as current and projected economic, political, regulatory and competitive conditions that may adversely impact the project's operating results. In certain circumstances, we may discontinue funding of a project due to a revision of its expected potential, or otherwise determine that our advances are not recoverable and as a result, we may be required to write off the entire carrying amount of a project. See Note 8 to the Consolidated Financial Statements for additional information about the status of our Native American development activities.
Player Rewards Program
We have a player rewards program (the "Rewards Program") which allows customers to earn points based on their gaming activity. Points may be redeemed at all of our Las Vegas area properties for cash, free slot play, food and beverage at any of our restaurants and bars, rooms, entertainment and merchandise. We record a liability for the estimated cost of outstanding points earned under the Rewards Program that we believe will ultimately be redeemed. We record the estimated cost of points expected to be redeemed for cash and free slot play under the Rewards Program as a reduction of casino revenue. The estimated cost of points expected to be redeemed for food, beverage, rooms, entertainment and merchandise is charged to casino expense. Cost is estimated based on assumptions about the mix of goods and services for which points will be redeemed and the incremental departmental cost of providing the goods and services.
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
Derivative Instruments
We enter into interest rate swaps in order to manage interest rate risks associated with our debt. We recognize our derivative instruments at fair value in our Consolidated Balance Sheets as either assets or liabilities. The fair value of our interest rate swaps is subject to significant estimation and a high degree of variability between periods. A description of the assumptions used in estimating the fair value of our interest rate swaps is included in Item 7A. Quantitative And Qualitative Disclosures About Market Risk. The accounting for changes in the fair value of derivative instruments (i.e. gains or losses) depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to qualify for hedge accounting. Our interest rate swaps are intended to hedge our exposure to variability in expected future cash flows related to interest payments on our debt, and at December 31, 2014, both of our interest rate swaps qualified for and were designated in cash flow hedging relationships. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period. See Note 12 to the Consolidated Financial Statements for additional information about our derivative and hedging activities.
Litigation, Claims and Assessments
We are defendants in various lawsuits relating to routine matters incidental to our business and we assess the potential for any lawsuits or claims brought against us on an ongoing basis. For ongoing litigation and potential claims, we use judgment in determining the probability of loss and whether a reasonable estimate of loss, if any, can be made. We accrue a liability when we believe a loss is probable and the amount of the loss can be reasonably estimated. As the outcome of litigation is inherently uncertain, it is possible that certain matters may be resolved for materially different amounts than previously accrued or disclosed.

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
At December 31, 2014, $1.66 billion of the borrowings under our credit agreements are based on LIBOR plus applicable margins of 3.25% to 3.50%. The LIBOR rate underlying our LIBOR-based borrowings outstanding under our Credit Facility was 1.00%, which is the LIBOR floor stipulated in the agreement. The LIBOR rate underlying the borrowings under our Restructured Land Loan was 0.169% at December 31, 2014. The weighted-average interest rates for variable-rate debt shown in the long-term debt table below are calculated using the rates in effect as of December 31, 2014. We cannot predict the LIBOR or base rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings as of December 31, 2014, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $2.1 million, after giving effect to our interest rate swaps and the 1% LIBOR floor described above.
We are also exposed to interest rate risk related to our interest rate swap agreements which we use to hedge a portion of our variable-rate debt. As of December 31, 2014, we had two variable-to-fixed interest rate swaps with notional amounts totaling $1.0 billion which effectively hedged a portion of the interest rate risk on borrowings under our credit agreements. Our interest rate swaps, both of which are designed as cash flow hedges, are matched with specific debt obligations and qualify for hedge accounting. We do not use derivative financial instruments for trading or speculative purposes. Interest differentials resulting from designated interest rate swap agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate movements also affect the fair values of our interest rate swaps, which are reflected within current and non-current liabilities in our Consolidated Balance Sheets.
The fair values of interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the agreements, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. Fair value is subject to significant estimation and a high degree of variability between periods; however, to the extent that the interest rate swaps are effective in hedging the designated risk, the changes in the fair value of these interest rate swaps are deferred in other comprehensive income on our Consolidated Balance Sheets. Certain future events, including prepayment, refinancing or acceleration of the hedged debt, could cause all or a portion of these hedges to become ineffective. The changes in the fair value of ineffective portions of our interest rate swaps are recognized in our Consolidated Statements of Operations in the period of change. In addition, we are exposed to credit risk should our counterparties fail to perform under the terms of the interest rate swap agreements; however, we seek to minimize our exposure to this risk by entering into interest rate swap agreements with highly rated counterparties, and we do not believe we were exposed to significant credit risk as of December 31, 2014.
The following table provides information about future principal maturities, excluding original issue discounts, of our long-term debt and the related weighted-average contractual interest rates in effect at December 31, 2014 (dollars in millions):

	Expected maturity date
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate	$3.6	$3.6	$3.1	$3.0	$2.9	$525.1	$541.3	$556.3
Weighted-average interest rate	4.97%	4.82%	4.42%	4.18%	4.00%	7.32%

Variable rate (a)	$77.3	$188.4	$48.4	$51.6	$16.2	$1,277.5	$1,659.4	$1,609.5
Weighted-average interest rate	4.25%	3.90%	4.25%	4.25%	4.25%	4.25%
____________________________________
(a) Based on variable interest rates and margins in effect at December 31, 2014.

The following table provides information about notional amounts and weighted-average interest rates by contractual maturity dates for our interest rate swap agreements, as well as the fair value of the liabilities, at December 31, 2014 (dollars in millions):

	Expected maturity date
	2015 (a)	2016	2017	2018	2019	Thereafter	Total	Fair value
Interest rate swaps:
Notional amount	$42.2	$47.1	$872.8	$—	$—	$—	$962.1	$10.3
Weighted-average fixed interest rate payable (b)	1.97%	1.77%	1.77%	—%	—%	—%	1.84%
Weighted-average variable interest rate receivable (c)	1.00%	1.00%	1.00%	—%	—%	—%	1.00%
________________________________________________

(a)
In June 2015, one of our interest rate swaps with a notional amount of approximately $0.7 billion will mature. The notional amount of the remaining interest rate swap is scheduled to increase by approximately $0.7 billion in July 2015.

(b)	Based on actual fixed interest rates payable.

(c)	At December 31, 2014, the receive rate on our interest rate swaps is equal to 1.00% which is the LIBOR floor stipulated in the agreements.
Additional information about our long-term debt and interest rate swap agreements is included in Notes 11 and 12 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Managers and Members of Station Casinos LLC:

We have audited the accompanying consolidated balance sheets of Station Casinos LLC (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), members' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Station Casinos LLC at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Las Vegas, Nevada
March 10, 2015

STATION CASINOS LLC CONSOLIDATED BALANCE SHEETS (amounts in thousands, except units data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$121,965	$133,139
Restricted cash	1,067	1,067
Receivables, net	34,852	45,193
Inventories	9,960	8,937
Prepaid gaming tax	19,426	18,966
Prepaid expenses and other current assets	7,538	8,654
Current assets of discontinued operations	1,746	5,300
Total current assets	196,554	221,256
Property and equipment, net	2,135,908	2,155,373
Goodwill	195,676	195,676
Intangible assets, net	168,332	186,667
Land held for development	202,222	216,021
Investments in joint ventures	18,180	14,032
Native American development costs	9,619	6,806
Other assets, net	47,850	58,898
Noncurrent assets of discontinued operations	—	23,669
Total assets	$2,974,341	$3,078,398
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$25,938	$17,608
Accrued interest payable	15,049	16,920
Other accrued liabilities	123,297	118,200
Current portion of long-term debt	80,892	69,813
Current liabilities of discontinued operations	366	8,089
Total current liabilities	245,542	230,630
Long-term debt, less current portion	2,065,707	2,128,335
Deficit investments in joint ventures	2,339	2,308
Interest rate swaps and other long-term liabilities, net	15,585	21,182
Total liabilities	2,329,173	2,382,455
Commitments and contingencies (Note 19)
Members' equity:
Voting units; 100 units authorized, issued and outstanding	—	—
Non-voting units; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	653,843	781,372
Accumulated other comprehensive loss	(7,099)	(11,933)
Accumulated deficit	(27,750)	(111,031)
Total Station Casinos LLC members' equity	618,994	658,408
Noncontrolling interest	26,174	37,535
Total members' equity	645,168	695,943
Total liabilities and members' equity	$2,974,341	$3,078,398

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating revenues:
Casino	$897,361	$882,241	$885,629
Food and beverage	239,212	235,722	237,770
Room	112,664	105,630	106,348
Other	70,522	67,431	69,704
Management fees	68,782	59,758	29,874
Gross revenues	1,388,541	1,350,782	1,329,325
Promotional allowances	(96,925)	(94,645)	(100,023)
Net revenues	1,291,616	1,256,137	1,229,302
Operating costs and expenses:
Casino	341,490	339,651	355,199
Food and beverage	157,191	161,790	161,167
Room	45,479	43,062	43,106
Other	28,979	26,580	26,987
Selling, general and administrative	288,667	291,586	286,537
Development and preopening	640	222	311
Depreciation and amortization	127,766	128,754	129,139
Management fee expense	48,872	46,145	44,087
Impairment of goodwill	—	1,183	—
Impairment of other assets	11,739	—	10,066
Write-downs and other charges, net	20,951	11,881	9,875
	1,071,774	1,050,854	1,066,474
Operating income	219,842	205,283	162,828
Earnings from joint ventures	1,037	1,603	1,773
Operating income and earnings from joint ventures	220,879	206,886	164,601
Other (expense) income:
Interest expense, net	(150,995)	(164,622)	(189,481)
Loss on extinguishment of debt	(4,132)	(146,787)	(51,796)
Gain on Native American development	49,074	16,974	102,816
Change in fair value of derivative instruments	(90)	(291)	(921)
	(106,143)	(294,726)	(139,382)
Net income (loss) from continuing operations	114,736	(87,840)	25,219
Discontinued operations	(43,410)	(25,653)	(13,507)
Net income (loss)	71,326	(113,493)	11,712
Less: net loss attributable to noncontrolling interests	(11,955)	(9,067)	(1,606)
Net income (loss) attributable to Station Casinos LLC	$83,281	$(104,426)	$13,318

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (amounts in thousands)

	Year Ended December 31,
	2014	2013	2012

Net income (loss)	$71,326	$(113,493)	$11,712
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Unrealized (loss) gain arising during period	(7,999)	772	(18,918)
Reclassification of unrealized loss into income	12,896	13,133	13,187
Unrealized gain (loss) on interest rate swaps, net	4,897	13,905	(5,731)
Unrealized (loss) gain on available-for-sale securities	(63)	(166)	213
Other comprehensive income (loss)	4,834	13,739	(5,518)
Comprehensive income (loss)	76,160	(99,754)	6,194
Less comprehensive loss attributable to noncontrolling interests	(11,955)	(9,067)	(1,606)
Comprehensive income (loss) attributable to Station Casinos LLC	$88,115	$(90,687)	$7,800

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (amounts in thousands)

	Voting units	Non-voting units	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Station Casinos LLC members' equity	Noncontrolling interest	Total members' equity
Balances, December 31, 2011	$—	$—	$844,924	$(20,154)	$(25,093)	$799,677	$42,799	$842,476
Unrealized losses on interest rate swaps	—	—	—	(5,731)	—	(5,731)	—	(5,731)
Unrealized gain on available-for-sale securities	—	—	—	213	—	213	—	213
Share-based compensation	—	—	2,628	—	—	2,628	47	2,675
Capital contributions from noncontrolling interests	—	—	—	—	—	—	8,616	8,616
Acquisition of Fertitta Interactive	—	—	—	—	5,605	5,605	6,475	12,080
Deemed distribution	—	—	(12,638)	—	—	(12,638)	—	(12,638)
Distributions	—	—	(8,805)	—	(435)	(9,240)	(11,302)	(20,542)
Net income (loss)	—	—	—	—	13,318	13,318	(1,606)	11,712
Balances, December 31, 2012	—	—	826,109	(25,672)	(6,605)	793,832	45,029	838,861
Unrealized gain on interest rate swaps	—	—	—	13,905	—	13,905	—	13,905
Unrealized losses on available-for-sale securities	—	—	—	(166)	—	(166)	—	(166)
Share-based compensation	—	—	3,416	—	—	3,416	95	3,511
Capital contributions from noncontrolling interests	—	—	—	—	—	—	15,316	15,316
Redemption of noncontrolling interests	—	—	(1,673)	—	—	(1,673)	(3,634)	(5,307)
Distributions	—	—	(46,480)	—	—	(46,480)	(10,204)	(56,684)
Net loss	—	—	—	—	(104,426)	(104,426)	(9,067)	(113,493)
Balances, December 31, 2013	—	—	781,372	(11,933)	(111,031)	658,408	37,535	695,943
Unrealized gain on interest rate swaps	—	—	—	4,897	—	4,897	—	4,897
Unrealized losses on available-for-sale securities	—	—	—	(63)	—	(63)	—	(63)
Share-based compensation	—	—	2,790	—	—	2,790	23	2,813
Capital contributions from noncontrolling interests	—	—	—	—	—	—	9,969	9,969
Liquidation of Fertitta Interactive	—	—	—	—	—	—	696	696
Distributions	—	—	(130,319)	—	—	(130,319)	(10,094)	(140,413)
Net income (loss)	—	—	—	—	83,281	83,281	(11,955)	71,326
Balances, December 31, 2014	$—	$—	$653,843	$(7,099)	$(27,750)	$618,994	$26,174	$645,168

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$71,326	$(113,493)	$11,712
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	131,848	133,849	132,170
Change in fair value of derivative instruments	90	291	921
Amortization of deferred losses on derivative instruments	12,896	11,064	2,812
Write-downs and other charges, net	18,309	9,966	471
Impairment of goodwill	5,562	1,183	—
Impairment of other assets	27,688	258	12,973
Amortization of debt discount and debt issuance costs	17,923	23,366	70,260
Interest—paid in kind	4,158	4,115	4,106
Share-based compensation	2,808	3,495	2,665
Earnings from joint ventures	(1,037)	(1,603)	(1,773)
Distributions from joint ventures	1,877	1,623	1,847
Gain on Native American development	(49,074)	(16,974)	(102,816)
Loss on extinguishment of debt	4,132	148,253	51,796
Changes in assets and liabilities:
Restricted cash	—	913	25
Receivables, net	(6,678)	2,712	(2,908)
Inventories and prepaid expenses	(76)	(1,585)	3,593
Accounts payable	2,873	(3,573)	4,241
Accrued interest payable	(1,755)	13,581	5,058
Other accrued liabilities	(3,676)	14,745	8,864
Other, net	3,105	(3,063)	607
Net cash provided by operating activities	242,299	229,123	206,624
Cash flows from investing activities:
Capital expenditures, net of related payables	(102,649)	(86,288)	(61,977)
Proceeds from sale of land, property and equipment	2,739	3,468	908
Investment in joint ventures	(5,811)	(4,598)	—
Acquisition of Fertitta Interactive	—	—	(7,741)
Distributions in excess of earnings from joint ventures	1,019	315	492
Proceeds from repayment of Native American development costs	66,048	—	195,779
Native American development costs	(2,630)	(3,551)	(19,882)
Other, net	2	(2,376)	(6,107)
Net cash (used in) provided by investing activities	(41,282)	(93,030)	101,472

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from financing activities:
Proceeds from issuance of 7.50% Senior Notes	—	499,935	—
Repayment of Senior Notes	—	(625,000)	—
Borrowings under credit agreements with original maturity dates greater than three months	—	1,611,622	671,687
Payments under credit agreements with original maturities of three months or less, net	—	(5,000)	(11,200)
Payments under credit agreements with original maturities greater than three months	(68,129)	(1,513,248)	(880,611)
Cash paid for early extinguishment of debt	—	—	(9,882)
Distributions to members and noncontrolling interests	(140,413)	(56,684)	(20,542)
Deemed distribution	—	—	(12,638)
Payments of debt issuance costs	(2,454)	(35,902)	(16,421)
Payments on derivative instruments with other-than-insignificant financing elements	(10,980)	(9,039)	—
Capital contributions from noncontrolling interests	9,969	15,316	8,616
Other, net	(3,929)	(9,352)	(1,887)
Net cash used in financing activities	(215,936)	(127,352)	(272,878)

Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
(Decrease) increase in cash and cash equivalents	(14,919)	8,741	35,218
Balance, beginning of year	137,621	128,880	93,662
Balance, end of year	$122,702	$137,621	$128,880

Supplemental cash flow disclosures:
Cash paid for interest, net of $0, $0, and $3,721 capitalized, respectively	$127,868	$117,240	$108,875
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$17,360	$11,492	$22,283
Issuance of note payable with option by Fertitta Interactive in exchange for redemption of noncontrolling interest	$—	$4,600	$—
Equity issued to noncontrolling interests of Fertitta Interactive in settlement of notes payable	$—	$—	$8,148

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Background
Station Casinos LLC, a Nevada limited liability company (the "Company" or "Station"), is a gaming and entertainment company that owns and operates nine major hotel/casino properties and ten smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. The Company also manages a casino in Sonoma County, California, which opened on November 5, 2013, and a casino in Allegan County in southwestern Michigan, both on behalf of Native American tribes.
Station was formed on August 9, 2010 to acquire substantially all of the assets of Station Casinos, Inc. ("STN") and Green Valley Ranch Gaming LLC pursuant to Chapter 11 plans of reorganization (the "Plans"), which became effective on June 17, 2011. In addition, on June 17, 2011, the Company entered into various new or amended credit agreements, and entered into management agreements with subsidiaries of Fertitta Entertainment LLC ("Fertitta Entertainment") for management of the Company. The transactions that occurred on June 17, 2011 are collectively referred to herein as the "Restructuring Transactions".
2.         Basis of Presentation and Summary of Significant Accounting Policies
On June 17, 2011, the Company adopted fresh-start reporting in accordance with the accounting guidance for reorganizations, which resulted in a new reporting entity for accounting purposes. Upon adoption, the Company reset the historical net book values of its assets and liabilities to their estimated fair values by assigning the Company's reorganization value to its assets and liabilities as of the adoption date, with the excess recognized as goodwill.
Certain amounts in the consolidated financial statements for the previous periods have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.
Principles of Consolidation
The amounts shown in the accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries and MPM Enterprises, LLC ("MPM"), which is a 50% owned, consolidated variable interest entity ("VIE"). All significant intercompany accounts and transactions have been eliminated. Investments in all other 50% or less owned affiliated companies are accounted for using the equity method.
Discontinued Operations
During the fourth quarter of 2014, the Company's majority-owned consolidated subsidiary, Fertitta Interactive LLC ("Fertitta Interactive"), ceased operations. The results of operations of Fertitta Interactive are reported in discontinued operations in the Consolidated Statements of Operations for all periods presented, and the assets and liabilities of Fertitta Interactive are reported separately in the Consolidated Balance Sheets. The Consolidated Statements of Cash Flows have not been adjusted for discontinued operations. See Note 3 for additional information.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Significant estimates incorporated into the Company's consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated cash flows and other factors used in assessing the recoverability of goodwill, intangible assets and other long-lived assets, the estimated fair values of certain assets related to write-downs and impairments, the estimated reserve for self-insured insurance claims, the estimated costs associated with the Company's player rewards program, and the estimated liabilities related to litigation, claims and assessments. Actual results could differ from those estimates.
Fair Value Measurements
The Company accounts for certain assets and liabilities at fair value, and utilizes the fair value hierarchy established by the accounting guidance for fair value measurements and disclosures to categorize the inputs to valuation techniques used to measure fair value into three levels. The three levels of inputs are as follows:
Level 1: Quoted market prices in active markets for identical assets or liabilities.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 2: Observable market‑based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The accounting guidance for fair value measurements and disclosures also provides the option to measure certain financial assets and liabilities at fair value with changes in fair value recognized in earnings each period. The Company has not elected to measure any financial assets and liabilities at fair value that are not required to be measured at fair value.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value primarily because of the short maturities of these instruments. See Note 13 for information about the fair value of the Company's financial instruments.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and investments purchased with an original maturity of 90 days or less.
Restricted Cash
Restricted cash primarily represents remaining escrow account balances related to the Restructuring Transactions.
Receivables, Net and Credit Risk
Receivables, net consist primarily of casino, hotel, ATM, cash advance, retail, management fees and other receivables, which are typically non-interest bearing. Receivables, net at December 31, 2013 included $17.0 million due from the Federated Indians of Graton Rancheria for certain reimbursable advances, which was collected in January 2014.
Receivables are initially recorded at cost and an allowance for doubtful accounts is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is estimated based on a specific review of customer accounts, historical collection experience, the age of the receivable and other relevant factors. Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received. As of December 31, 2014 and 2013, the allowance for doubtful accounts was $1.7 million and $2.7 million, respectively. Management believes there are no significant concentrations of credit risk.
Inventories
Inventories primarily represent food and beverage items and retail merchandise which are stated at the lower of cost or market. Cost is determined on a weighted-average basis.
Property and Equipment
Property and equipment is initially recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, or for leasehold improvements, the shorter of the estimated useful life of the asset or the lease term, as follows:

Buildings and improvements	10 to 45 years
Furniture, fixtures and equipment	3 to 7 years
Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Construction in progress is related to the construction or development of property and equipment that has not yet been placed in service for its intended use. Depreciation and amortization for property and equipment commences when the asset is placed in service. When assets are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the accounts and the gain or loss on disposition is recognized within write-downs and other charges, net. Assets recorded under capital leases are included in property and equipment and amortization of assets recorded under capital leases is included in depreciation expense and accumulated depreciation. The Company makes estimates and assumptions when accounting for capital expenditures. The Company's depreciation expense is highly dependent on the assumptions it makes about its assets' estimated useful lives. Useful lives are estimated by the Company based on its experience with similar assets and estimates of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, the Company accounts for the change prospectively.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Native American Development Costs
The Company incurs certain costs associated with development and management agreements entered into with Native American tribes (the "Tribes"). In accordance with the accounting guidance for real estate, costs for the acquisition and related development of land and the casino facilities are capitalized as long-term assets. The assets are typically transferred to the Tribe when the Tribe secures third-party financing or the gaming facility is completed. Upon transfer of the assets to the Tribe, a long term receivable is recognized in an amount equal to any remaining carrying amount that has not yet been recovered from the Tribe.
The Company capitalizes interest on Native American development projects when activities are in progress to prepare the asset for its intended use.
The Company earns a return on the costs incurred for the acquisition and development of the projects. Due to the uncertainty surrounding the estimated costs to complete and the collectability of the stated return, it accounts for the return earned on Native American development costs using the cost recovery method described in the accounting guidance for real estate sales. In accordance with the cost recovery method, recognition of the return is deferred until the assets are transferred to the Tribe, the carrying amount of the assets has been fully recovered and the return is realizable. Repayment of the advances and the return typically is funded from the Tribe's third-party financing, from the cash flows of the gaming facility, or both.
The Company evaluates its Native American development costs for impairment whenever events or changes in circumstances indicate that the carrying amount of a project might not be recoverable, taking into consideration all available information. Among other things, the Company considers the status of the project, any contingencies, the achievement of milestones, any existing or potential litigation, and regulatory matters when evaluating its Native American projects for impairment. If an indicator of impairment exists, the Company compares the estimated future cash flows of the project, on an undiscounted basis, to its carrying amount. If the undiscounted expected future cash flows do not exceed the carrying amount, the asset is written down to its estimated fair value, with fair value typically estimated based on a discounted future cash flow model or market comparables, when available. The Company estimates the undiscounted future cash flows of each of its Native American development projects based on consideration of all positive and negative evidence about the future cash flow potential of the project including, but not limited to, the likelihood that the project will be successfully completed, the status of required approvals, and the status and timing of the construction of the project, as well as current and projected economic, political, regulatory and competitive conditions that may adversely impact the project's operating results.
Capitalization of Interest
The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. Interest capitalization ceases once the project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at its weighted average cost of borrowings. No interest was capitalized for the years ended December 31, 2014 and 2013. Capitalized interest for the year ended December 31, 2012 was $3.7 million.
Goodwill and Other Intangible Assets
The Company's goodwill primarily resulted from the adoption of fresh-start reporting. The Company tests its goodwill and indefinite‑lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level.
The Company's annual goodwill impairment testing utilizes a two-step process. In the first step, the estimated fair value of each reporting unit is compared with its carrying amount, including goodwill. The fair value of each reporting unit is estimated using the expected present value of future cash flows along with value indications provided by the current valuation multiples of comparable publicly traded companies. If the carrying amount of the reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the Company estimates the implied fair value of the reporting unit's goodwill by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess.
The estimation of fair values involves significant judgment by management. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from such estimates. Cash flow estimates are based on the current

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

regulatory, political and economic climates, recent operating information and projections. Such estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, competition, events affecting various forms of travel and access to the Company's properties, and other factors. If the Company's estimates of future cash flows are not met, it may have to record impairment charges in future accounting periods.
Indefinite-Lived Intangible Assets
The Company's indefinite-lived intangible assets primarily represent brands and certain license rights. The fair value of brands is estimated using a derivation of the income approach to valuation, based on estimated royalties avoided through ownership of the assets, utilizing market indications of fair value. The Company tests its indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that an asset is impaired. Indefinite-lived intangible assets are not amortized unless it is determined that their useful life is no longer indefinite. The Company periodically reviews its indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If an indefinite-lived intangible asset no longer has an indefinite life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.
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
The Company's management contract intangible assets represent the value associated with management agreements under which the Company provides management services to various casino properties, primarily Native American casinos which it has developed, and its 50% owned casinos. The fair values of management contract intangible assets were determined using discounted cash flow techniques based on future cash flows expected to be received in exchange for providing management services. The Company amortizes its management contract intangible assets over their expected useful lives using the straight-line method, beginning when the property commences operations and management fees are being earned. Should events or changes in circumstances cause the carrying amount of a management contract intangible asset to exceed its estimated fair value, an impairment charge in the amount of the excess would be recognized.
Impairment of Long-Lived Assets
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is evaluated by comparing the estimated future cash flows of the asset, on an undiscounted basis, to its carrying amount. If the undiscounted estimated future cash flows exceed the carrying amount, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying amount, impairment is measured based on the difference between the asset's estimated fair value and its carrying amount. To estimate fair values, the Company typically uses market comparables, when available, or a discounted cash flow model. Assets to be disposed of are carried at the lower of their carrying amount or fair value less costs of disposal. Fair value of assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. The Company's long-lived asset impairment tests are performed at the reporting unit level.
The estimation of fair values involves significant judgment by management. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from such estimates. Estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and projections. Such estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, competition, events affecting various forms of

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

travel and access to the Company's properties, and other factors. If the Company's estimates of future cash flows are not met, it may have to record impairment charges in future accounting periods. As of December 31, 2014 and 2013, the consolidated financial statements reflect all adjustments required under the accounting guidance for the impairment or disposal of long-lived assets. See Notes 5 and 6 for information about impairment charges recognized during the years ended December 31, 2014, 2013 and 2012 related to other long-lived assets and land held for development.
Debt Discounts and Debt Issuance Costs
Debt discounts and costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense using the effective interest method over the expected terms of the related debt agreements. Debt issuance costs are included in other assets, net on the Company's Consolidated Balance Sheets. Costs incurred in connection with the modification of long-term debt are charged to loss on extinguishment of debt.
Derivative Instruments
In accordance with the accounting guidance for derivatives and hedging activities, the Company records all derivatives on the balance sheet at fair value. The fair values of the Company's derivatives are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.
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
Comprehensive Income (Loss)
Comprehensive income includes net income (loss) and other comprehensive income, which includes all other non-member changes in equity. Components of the Company's comprehensive income are reported in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Members' Equity, and accumulated other comprehensive income (loss) is included in Members' Equity in the Consolidated Balance Sheets.
Revenues and Promotional Allowances
The Company recognizes the net win from gaming activities as casino revenues, which is the difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs ("front money") and for chips in the customers' possession ("outstanding chip liability"). Casino revenues are recognized net of discounts and certain incentives provided to customers under the Company's player rewards program, such as cash back and free slot play. Food and beverage, hotel, and other operating revenues are recognized as the service is provided. Other operating revenue includes rental income which is recognized over the lease term and contingent rental income which is recognized when the right to receive such rental income is established according to the lease agreements.
Management fee revenues are recognized when the services have been performed, the amount of the fee is determinable and collectability is reasonably assured. Management fee revenues include reimbursable costs, which represent amounts received or due pursuant to the Company's management agreements with Native American tribes for the reimbursement of expenses, primarily payroll costs, that it incurs on their behalf. The Company recognizes reimbursable cost revenues on a gross basis, with an offsetting amount charged to operating expenses.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The retail value of complimentary goods and services provided to customers is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The estimated departmental costs of providing such complimentary goods and services are included in casino costs and expenses and consisted of the following (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Food and beverage	$85,555	$83,150	$85,921
Room	6,327	7,045	8,571
Other	3,369	2,225	2,910
Total	$95,251	$92,420	$97,402
Player Rewards Program
The Company has a player rewards program (the "Rewards Program") which allows customers to earn points based on their gaming activity. Points may be redeemed at all of the Company's Las Vegas area properties for cash, free slot play, food, beverage, rooms, entertainment and merchandise. The Company records a liability for the estimated cost of outstanding points earned under the Rewards Program that management believes will ultimately be redeemed, which totaled $11.9 million and $12.9 million at December 31, 2014 and 2013, respectively. The estimated cost of points expected to be redeemed for cash and free slot play under the Rewards Program reduces casino revenue. The estimated cost of points expected to be redeemed for food, beverage, rooms, entertainment and merchandise is charged to casino expense. Cost is estimated based on assumptions about the mix of goods and services for which points will be redeemed and the incremental departmental cost of providing the goods and services.
Slot Machine Jackpots
The Company does not accrue base jackpots if payment of the jackpot can be avoided. A jackpot liability is accrued with a related reduction in casino revenue when the Company is legally obligated to pay the jackpot, such as the incremental amount in excess of the base jackpot on a progressive game.
Gaming Taxes
The Company is assessed taxes based on gross gaming revenue, subject to applicable jurisdictional adjustments. Gaming taxes are included in casino costs and expenses in the Consolidated Statements of Operations. Gaming tax expense, excluding discontinued operations, was as follows (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Gaming tax expense	$59,756	$58,894	$60,739
Share-Based Compensation
The Company measures its share-based compensation expense at the grant date based on the fair value of the award and recognizes this expense over the requisite service period. The Company uses the straight-line method to recognize compensation expense for share-based awards with graded vesting (see Note 15).
Advertising
The Company expenses advertising costs the first time the advertising takes place. Advertising expense is included in selling, general and administrative expense in the Consolidated Statements of Operations. Advertising expense, excluding discontinued operations, was as follows (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Advertising expense	$15,624	$16,871	$19,523

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Income Taxes
The Company is a limited liability company treated as a partnership for income tax purposes and as such, is a pass-through entity and is not liable for income tax in the jurisdictions in which it operates. Accordingly, no provision for income taxes has been made in the consolidated financial statements and the Company has no liability associated with uncertain tax positions.
Recently Issued and Recently Adopted Accounting Standards
In January 2015, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance which will eliminate from GAAP the concept of extraordinary items, which are defined as events and transactions that are both unusual in nature and infrequent in occurrence. Presentation of extraordinary items on a net-of-tax basis after income from continuing operations will be eliminated. The new guidance will require items that are both unusual and infrequent to be separately presented on a pre-tax basis within income from continuing operations, similar to current presentation requirements for items that are either unusual or infrequent. The new guidance is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted, and upon adoption, either prospective or retrospective application may be elected. The Company expects to adopt this guidance retrospectively in the first quarter of 2016 and does not expect the adoption to have a material impact on its financial position or results of operations.
In August 2014, the FASB issued amended accounting guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  This amendment provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of relevant disclosures.  The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which financial statements have not previously been issued.  The Company will adopt this guidance in the first quarter of 2017 and does not expect the adoption to have a material impact on its financial position or results of operations.
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
In April 2014, the FASB issued amended accounting guidance that changes the criteria for reporting discontinued operations and expands disclosure requirements for disposals that do not meet the discontinued operations criteria. This guidance is effective in the first quarter of 2015 for public companies with calendar year ends, and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2015, and the adoption is not expected to have a material impact on the Company's financial position or results of operations.
In February 2013, the FASB issued accounting guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing accounting guidance. Examples of obligations within this guidance are debt arrangements, other contractual obligations, and settled litigation and judicial rulings. Upon adoption, the guidance is required to be applied retrospectively to all prior periods presented for any obligations

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that exist at the beginning of an entity's fiscal year of adoption which are within its scope. This guidance was effective for the Company for the first quarter of 2014. The adoption did not have a material impact on its financial position and results of operations.
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
3.        Fertitta Interactive
The Company's majority-owned consolidated subsidiary, Fertitta Interactive ceased operations during the fourth quarter of 2014. Fertitta Interactive previously operated online gaming in New Jersey and online poker in Nevada under the Ultimate Gaming and Ultimate Poker brands, respectively.
The Company acquired a 50.1% ownership interest in Fertitta Interactive in November 2012 for $20.7 million in cash. Frank J. Fertitta III and Lorenzo J. Fertitta, who became the controlling members of the Company in April 2012, controlled Fertitta Interactive prior to its acquisition by the Company. As a result, the acquisition was accounted for as a transaction between entities under common control, and the consolidated financial statements include the financial results of Fertitta Interactive for all periods subsequent to April 30, 2012. The acquisition was accounted for in a manner similar to a pooling of interests, and the excess of the purchase price over the historical cost of the net assets acquired was treated as a deemed distribution for accounting purposes.
In September 2014, Fertitta Interactive terminated its online gaming operations agreement with its partner in New Jersey due to multiple breaches by the partner. Later in the same month, the partner filed for Chapter 11 bankruptcy reorganization and Fertitta Interactive ceased operating online gaming in New Jersey. As a result of these developments, management determined that the carrying amounts of Fertitta Interactive's long-lived assets were no longer recoverable, primarily due to forecasted negative cash flows. Accordingly, the Company performed an interim impairment test for all of Fertitta Interactive's long-lived assets during the third quarter of 2014 and recognized impairment charges totaling $21.5 million to write off all of the assets. The charges included $5.6 million for goodwill impairment and $15.9 million for other asset impairment, primarily representing property and equipment and an advancement fee related to its New Jersey operations. In November 2014, Fertitta Interactive ceased operating online poker in Nevada and commenced a wind-down of its operations.
The results of Fertitta Interactive have been reported as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. Following is an analysis of discontinued operations (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues	$6,859	$5,341	$174
Operating costs and expenses	27,971	29,226	10,750
Asset impairment charges and other	22,298	1,768	2,931
Net loss from discontinued operations	(43,410)	(25,653)	(13,507)
Less net loss from discontinued operations attributable to noncontrolling interests	(18,689)	(11,509)	(7,025)
Net loss from discontinued operations attributable to Station Casinos LLC	$(24,721)	$(14,144)	$(6,482)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The assets and liabilities of Fertitta Interactive are reported separately in the Consolidated Balance Sheets. The major classes of assets of discontinued operations are presented below (amounts in thousands):

	December 31,
	2014	2013
Cash	$737	$4,482
Accounts receivable and other	1,009	818
Total current assets	1,746	5,300
Property and equipment	—	7,369
Goodwill and intangible assets	—	8,747
Other noncurrent assets	—	7,553
Total noncurrent assets	—	23,669
Total assets	$1,746	$28,969

Fertitta Interactive's current liabilities at December 31, 2014 and December 31, 2013 consisted primarily of accounts payable, accrued expenses and gaming-related liabilities.

The Consolidated Statements of Cash Flows have not been adjusted for discontinued operations.

4.        Property and Equipment
Property and equipment consisted of the following (amounts in thousands):

	December 31,
	2014	2013
Land	$204,900	$204,900
Buildings and improvements	1,924,881	1,908,693
Furniture, fixtures and equipment	343,435	295,615
Construction in progress	37,430	20,582
	2,510,646	2,429,790
Accumulated depreciation and amortization	(374,738)	(274,417)
Property and equipment, net	$2,135,908	$2,155,373

Depreciation expense, excluding discontinued operations, was as follows (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Depreciation expense	$109,431	$114,727	$115,697
At December 31, 2014 and 2013, substantially all of the Company's property and equipment was pledged as collateral for its long-term debt.
5.        Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill, excluding discontinued operations, were as follows (amounts in thousands):

	Year Ended December 31,
	2014	2013
Goodwill, net at beginning of year	$195,676	$195,132
Additions during the year	—	1,727
Impairment losses recognized during year	—	(1,183)
Goodwill, net at end of year	$195,676	$195,676

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated goodwill impairment losses totaled $1.2 million and $1.2 million at December 31, 2014 and 2013, respectively.
During the year ended December 31, 2013, the Company acquired two taverns in the Las Vegas area and recognized $1.7 million of goodwill related to the transactions. Additional capital expenditures subsequent to the acquisition of these taverns increased the carrying amount and management believed it was more likely than not that the carrying amount, including goodwill, exceeded the fair value. As a result, an interim goodwill impairment test for these reporting units was performed as of September 30, 2013 and the Company recognized a goodwill impairment charge of $1.2 million.
The Company's intangible assets other than goodwill, excluding discontinued operations, consisted of the following (amounts in thousands):

	December 31, 2014
	Estimated useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	345	—	345
Customer relationships	15	22,800	(5,379)	17,421
Management contracts	7 - 20	115,000	(43,636)	71,364
Lease	9	3,300	(1,298)	2,002
		$218,645	$(50,313)	$168,332

	December 31, 2013
	Estimated useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	345	—	345
Customer relationships	15	22,800	(3,859)	18,941
Management contracts	7 - 20	115,000	(27,188)	87,812
Leases	2 - 10	3,990	(1,621)	2,369
Other	2 - 3	1,770	(1,770)	—
		$221,105	$(34,438)	$186,667

Aggregate amortization expense for intangible assets, excluding discontinued operations, was as follows (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Aggregate amortization expense	$18,335	$14,027	$13,442

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated annual amortization expense for intangible assets for each of the next five years is as follows (amounts in thousands):

Years Ending December 31,
2015	$18,335
2016	18,335
2017	18,335
2018	9,438
2019	8,135
The amounts presented above exclude goodwill and intangible assets of Fertitta Interactive, which are presented separately in the Consolidated Balance Sheets. During the year ended December 31, 2014, Fertitta Interactive recognized a goodwill impairment charge of $5.6 million and an impairment charge of $0.9 million for intangible assets other than goodwill, which are included in discontinued operations in the Consolidated Statements of Operations. See Note 3 for additional information.
6.        Land Held for Development
As of December 31, 2014, the Company's land held for development consisted primarily of 12 sites comprising approximately 355 acres in the Las Vegas valley, approximately 34 acres in northern California and approximately 100 acres in Reno, Nevada. The Company's decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of acceptable financing and competitive and strategic considerations. As many of these considerations are beyond the Company's control, no assurances can be made that it will be able to proceed with any particular project.
During the year ended December 31, 2014, the Company sold a 101-acre parcel of land held for development in Reno and recognized an impairment loss of $11.7 million to write down the carrying amount of the land to its fair value less cost to sell. In addition, the Company sold certain small land parcels in Reno and recognized a net gain of $0.2 million, which is included in write-downs and other charges, net in the Consolidated Statement of Operations. During the year ended December 31, 2013, the Company sold certain land in northern California and recognized a loss on disposal of $4.2 million.
During the year ended December 31, 2012, the Company prepared a business enterprise valuation for the purpose of estimating the fair value of share-based compensation awards granted during the year. During the valuation process, the Company became aware that the appraised values of certain parcels of its land held for development were less than the carrying amounts. As a result, the Company tested its land held for development, including buildings and improvements on such land, for impairment and recorded an impairment loss of $10.1 million to write down the carrying amounts of certain parcels totaling $120.4 million to fair value totaling $110.3 million. Prior to the preparation of the business enterprise valuation, no indicators of impairment existed for any of the Company's assets. The Company uses traditional real estate valuation techniques to estimate the fair value of its land held for development, primarily the sales comparison approach, which is based on inputs classified as Level 2 and Level 3 within the fair value hierarchy.
7.    Investments in Joint Ventures and Variable Interest Entities
The Company holds a 50% investment in MPM, which manages Gun Lake Casino. Based on the terms of the MPM operating agreement and a qualitative analysis, the Company has determined that MPM is a VIE. The Company consolidates MPM in its consolidated financial statements because it directs the activities of MPM that most significantly impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that are significant to MPM. In addition, under the terms of the operating agreement, the Company was required to provide the majority of MPM's initial financing and could be required to provide financing to MPM in the future. The assets of MPM reflected in the Company's Consolidated Balance Sheets at December 31, 2014 and 2013 include intangible assets of $31.9 million and $42.1 million, respectively, and management fee receivables of $3.2 million and $2.1 million, respectively. MPM's assets may be used only to settle MPM's obligations, and MPM's beneficial interest holders have no recourse to the general credit of the Company. See Note 9 for information about MPM's management agreement with Gun Lake Casino.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has various other investments in 50% owned joint ventures which are accounted for using the equity method. Under the equity method, original investments are initially recorded at cost and are adjusted by the investor's share of earnings, losses and distributions of the joint ventures. The Company operates three smaller casino properties which are 50% owned, and holds a 50% investment in a joint venture which owns undeveloped land in North Las Vegas. The carrying amount of the Company's investment in one of the smaller casino properties has been reduced below zero and is presented as a deficit investment balance in the Consolidated Balance Sheets because the Company has received distributions in excess of its investment in the casino. The Company also holds 50% investments in certain restaurants at its properties which are considered to be VIEs, of which Station is not the primary beneficiary. Equity method investments at December 31, 2014 and 2013 included $8.8 million and $4.4 million, respectively, of investments in these restaurants. The Company's equity method investments are not, in the aggregate, material in relation to its financial position or results of operations.
8.    Native American Development
Following is information about the Company's Native American development activities.
North Fork Rancheria of Mono Indian Tribe
The Company has development and management agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California, which were entered into in 2003. Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility (the "North Fork Project") to be located in Madera County, California. The Company purchased a 305–acre parcel of land located on Highway 99 north of the city of Madera (the "North Fork Site"), which was taken into trust for the benefit of the Mono by the Department of the Interior ("DOI") on February 5, 2013.
As currently contemplated, the North Fork Project is expected to include approximately 2,000 slot machines, approximately 40 table games, and several restaurants. Development of the North Fork Project is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the management agreement by the National Indian Gaming Commission ("NIGC").
Under the terms of the development agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining third-party financing, the Company will contribute significant financial support to the North Fork Project. The Company's advances are expected to be repaid from the proceeds of the third-party financing or from the Mono's gaming revenues; however, there can be no assurance that the advances will be repaid. STN began capitalizing reimbursable advances related to the North Fork Project in 2003. Through December 31, 2014, advances toward the development of the North Fork Project totaled approximately $24.7 million, primarily to complete the environmental impact study and secure the North Fork Site. The carrying amount of the advances was reduced to fair value as a result of the Company's adoption of fresh-start reporting in 2011. At December 31, 2014, the carrying amount of the advances was $9.6 million. Reimbursable advances to the Mono incurred prior to February 1, 2013 bear interest at the prime rate plus 1.5%, advances from February 1, 2013 through July 1, 2014 bear interest at 10% per annum, and advances after July 1, 2014 bear interest at LIBOR plus 12% per annum. In accordance with the Company's accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.
In August 2014, the Mono and the Company entered into the Second Amended and Restated Development Agreement (the “Development Agreement”) and the Second Amended and Restated Management Agreement (the “Management Agreement”). The term of the Development Agreement ends seven years from the commencement of gaming operations at the facility and the Company will receive a development fee of 2% of the costs of construction (as defined in the Development Agreement) for its development services, which fee will be paid upon the commencement of gaming operations at the facility.  The Management Agreement has a term of seven years from the opening of the facility. The Company will receive a management fee of 40% of the facility's net income. The Management Agreement includes termination provisions whereby either party may terminate the agreement for cause, and the Management Agreement may also be terminated at any time upon agreement of the parties. There is no provision in the Management Agreement allowing the tribe to buy-out the agreement prior to its expiration. The Management Agreement provides that the Company will train the Mono tribal members such that they may assume responsibility for managing the facility upon the expiration of the agreement.
Upon termination or expiration of the Management Agreement and Development Agreement, the Mono will continue to be obligated to repay any unpaid principal and interest on the advances from the Company, as well as certain other amounts that may be due, such as management fees. Amounts due to the Company under the Development Agreement and Management Agreement are secured by substantially all of the assets of the North Fork Project except the North Fork Site. In addition, the

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Development Agreement and Management Agreement contain waivers of the Mono's sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling arbitration and other remedies.
The Mono entered into memoranda of understanding with the County of Madera, the City of Madera, and the Madera Irrigation District, on August 16, 2004, October 18, 2006, and December 19, 2006, respectively. Under these agreements, the Mono agreed to make monetary contributions to mitigate potential impacts of the North Fork Project on the community, and also agreed to certain non-monetary covenants. In accordance with these agreements, the Mono has agreed to pay non-recurring mitigation contributions ranging from $13.2 million to $28.2 million and recurring annual mitigation contributions totaling approximately $5.1 million, all of which are subject to CPI adjustments. These contributions are intended to mitigate the impact of the North Fork Project on law enforcement, public safety, roads and transportation, local land use planning, water conservation and air quality, as well as to provide funding for parks, recreation, economic development, education, behavioral health and certain charitable programs. The Mono's obligation to pay the contributions is contingent upon certain future events including commencement of project construction and the opening of the North Fork Project. The Mono also expects to enter into a mitigation agreement with CalTrans for state road improvements.
On April 28, 2008, the Mono and the State of California entered into a tribal-state Class III gaming compact (the "2008 Compact") permitting casino-style gaming. The 2008 Compact was never ratified by the California legislature.
On August 6, 2010, the Bureau of Indian Affairs (“BIA”) published notice in the Federal Register that the environmental impact statement for the North Fork Project had been finalized. On September 1, 2011, the Assistant Secretary of the Interior for Indian Affairs issued his determination that gaming on the North Fork Site would be in the best interest of the Mono and would not be detrimental to the surrounding community. On August 31, 2012, Edmund G. Brown, Jr., the Governor of California, concurred with the Assistant Secretary's determination that placing the North Fork Site in trust was in the best interest of the Mono and was not detrimental to the surrounding community. On the same day, Governor Brown signed a new tribal-state Class III gaming compact (the “2012 Compact”) between the State and the Mono. The California Assembly and Senate passed Assembly Bill 277 (“AB 277”) ratifying the 2012 Compact on May 2, 2013 and June 27, 2013, respectively. On October 22, 2013, the BIA published notice in the Federal Register that the 2012 Compact was deemed effective. The 2012 Compact is intended to regulate gaming at the North Fork Project on the North Fork Site, and provides for the Mono to operate up to 2,000 slot machines in return for sharing up to 15% of the net revenues from Class III gaming devices with the State of California, Madera County, the City of Madera, and other Native American tribes, which includes payments due to local authorities under any memorandum of understanding.
On July 3, 2013, opponents of the North Fork Project filed a referendum seeking to place AB 277 on the November 2014 state-wide ballot in California. On November 20, 2013, the referendum qualified for the November 2014 state-wide ballot as "Proposition 48." The opponents of the North Fork Project contend that the qualification of the referendum suspended the effectiveness of AB 277 and that the compact was void unless Proposition 48 was approved by a majority of voters in the November 4, 2014 general election. On November 4, 2014, Proposition 48 failed. The Company expects that the Mono will pursue other avenues of obtaining a tribal-state compact and the right to operate Class III gaming at the North Fork Project. No assurances can be provided as to whether the Mono will be successful in obtaining a tribal-state compact.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's evaluation at December 31, 2014 of each of the critical milestones necessary to complete the North Fork Project.

As of December 31, 2014
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
Status of obtaining regulatory and governmental approvals:
Tribal–state compact
A compact was negotiated and signed by the Governor of California and the Mono on August 31, 2012. The compact was submitted to the California legislature for ratification and AB 277, the legislation ratifying the compact, was passed by the California State Assembly on May 2, 2013 and passed by the California State Senate on June 27, 2013. On July 3, 2013, opponents of the North Fork Project filed a referendum seeking to place AB 277 on the state-wide ballot in California in November 2014. On November 20, 2013, the referendum qualified for the November 2014 ballot as "Proposition 48." The opponents contend that the qualification of the referendum suspended the effectiveness of AB 277 and that the compact would be void unless Proposition 48 was approved by a majority of voters in the November 4, 2014 general election. On November 4, 2014, Proposition 48 failed. The Company expects that the Mono will pursue other avenues of obtaining a tribal-state compact and the right to operate Class III gaming at the North Fork Project.

Approval of gaming compact by DOI	The Mono compact was submitted to the DOI on July 19, 2013. The Company believes that the compact became effective as a matter of federal law on October 22, 2013.
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

Following is a discussion of legal matters related to the North Fork Project.
Picayune Rancheria of Chukchansi Indians v. Brown. On December 3, 2012, the DOI published in the Federal Register a Notice of Final Agency Determination (the “North Fork Determination”) to take the North Fork Site into trust for the benefit of the Mono. The publication commenced a 30-day period in which interested parties could seek judicial review of the North Fork Determination. On November 30, 2012, the Picayune Rancheria of the Chukchansi Indians, a federally-recognized Indian tribe (“Picayune”), filed its Petition for Writ of Mandate and Complaint for Injunctive Relief against Governor Brown,

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the California Department of Transportation, the California Department of Fish and Game, Madera County, and the City of Madera, and named as a real party in interest NP Fresno Land Acquisitions LLC (“NP Fresno”), the Company’s subsidiary that owned the North Fork Site before it was accepted into trust for the Tribe. Picayune alleged that Governor Brown failed to comply with the California Environmental Quality Act (“CEQA”) when he concurred with the Assistant Secretary's decision. In January and March 2013, the defendants filed separate demurrers to the petition. On June 6, 2013, the court sustained the demurrers and dismissed the case with prejudice. On August 5, 2013, Picayune timely filed a notice to appeal the ruling in California’s Third Appellate District in Sacramento. On December 23, 2013, Picayune filed its opening brief on appeal. On February 21, 2014, defendant/respondents Governor Brown and NP Fresno filed their opening briefs in response. Picayune filed its reply brief on March 31, 2014 and oral arguments were held on September 17, 2014. On September 24, 2014, the court of appeals issued its opinion affirming the decision of the district court and determining that the Governor was not a public agency under CEQA and therefore not subject to CEQA. On October 30, 2014, Picayune filed its Petition for Review of the appellate court’s decision in the California Supreme Court. Governor Brown and NP Fresno filed their Answers to Petition for Review on November 24, 2014 and November 21, 2014, respectively. On January 14, 2015, the California Supreme Court denied Picayune’s Petition for Review.
Stand Up For California! v. Dept. of the Interior. On December 19, 2012, Stand Up for California!, several individuals and the Ministerial Association of Madera (collectively, the “Stand Up” plaintiffs) filed a complaint against the DOI, the BIA and the Secretary of Interior and Assistant Secretary of the Interior, in their official capacities, seeking to overturn the North Fork Determination. On December 28, 2012, the Mono filed a motion to intervene as a party to the lawsuit. On December 31, 2012, Picayune filed its complaint against the United States of America, the DOI and other defendants seeking declaratory and injunctive relief to prevent the United States from taking the North Fork Site into trust for the benefit of the Mono and seeking to overturn the Secretary's decision to allow gaming on the North Fork Site. On January 9, 2013, the U.S. District Court for the District of Columbia consolidated the actions filed in federal court. On January 4, 2013, the federal government defendants filed a Motion to Transfer Venue and on January 17, 2013, the Court granted the Mono's Motion to Intervene. On January 11, 2013, the Stand Up plaintiffs filed a Motion for Preliminary Injunction seeking to prohibit the DOI from taking the North Fork Site into trust for the Mono. On January 25, 2013, the Court heard oral arguments on that motion. On January 29, 2013, the Court, in a 53-page memorandum of decision, denied the federal defendants' Motion to Transfer Venue and denied the Stand Up plaintiffs' Motion for Preliminary Injunction. On February 5, 2013, the United States accepted the North Fork Site into trust for the benefit of the Mono. On June 27, 2013, the court granted the Stand Up plaintiffs leave to amend their complaint to add a claim alleging that the federal defendants failed to comply with the requirements of the Clean Air Act. In preparing the administrative record responsive to the claim, the federal defendants were unable to locate the documentation showing that they had complied with all of the applicable notice requirements for issuance of the draft and final conformity determinations under the Clean Air Act. Accordingly, on August 1, 2013, the federal defendants filed a motion to stay the litigation for 90 days so they could complete the public notice requirements for the conformity determination. Plaintiffs opposed the motion, arguing that the court should instead vacate the trust decision and dismiss the case. On December 16, 2013, the court granted the temporary stay requested by the federal defendants and ordered the parties to jointly file a status report on March 17, 2014. The parties filed a status report setting forth their positions on (a) the progress of the conformity determination; (b) whether the administrative record already certified should be supplemented; (c) whether there is good cause to continue the stay; and (d) a proposed briefing schedule to control further proceedings in this matter. On May 23, 2014, the Stand Up plaintiffs filed their Second Amended Complaint for Declaratory and Injunctive Relief challenging the validity of the 2012 Compact. On October 23, 2014, the court entered an amendment to its scheduling order indicating that the parties shall comply with the following schedule:

•	On or before November 3, 2014, the federal defendants shall file a supplemental record.

•	By January 9, 2015, the Stand Up plaintiffs shall file their motion for summary judgment.

•	By February 9, 2015, the defendants shall file their oppositions to the Stand Up plaintiffs’ motion for summary judgment and any cross-motions for summary judgment.

•	By March 11, 2015, the Stand Up plaintiffs shall file any reply/opposition motions to defendants’ cross-motions for summary judgment.

•	By April 13, 2015, the defendants shall file any reply in further support of their cross-motions for summary judgment.
On December 3, 2014, the Stand Up plaintiffs filed their Third Amended Complaint for Declaratory and Injunctive Relief alleging that the North Fork Site should be taken out of trust because the purposes for which it was taken into trust are no longer valid. On November 3, 2014, the federal defendants filed the supplemental record.  On December 3, 2014, the Stand Up plaintiffs filed their Third Amended Complaint for Declaratory and Injunctive Relief alleging that the North Fork Site should be taken out of trust because the purposes for which it was taken into trust are no longer valid.  On January 9, 2015, the Stand Up plaintiffs filed their motions for summary judgment.  On February 13, 2015, the federal defendants filed their motion for

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

summary judgment and the Mono filed its motion for summary judgment and opposition to plaintiffs’ motions for summary judgment.
Stand Up For California! v. Brown. On March 27, 2013, Stand Up for California! and Barbara Leach, a local resident, filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against California Governor Edmund G. Brown, Jr., alleging that Governor Brown violated the California constitutional separation-of-powers doctrine when he concurred in the North Fork Determination. The complaint sought to vacate and set aside the Governor’s concurrence. On May 23, 2013, Governor Brown filed a demurrer to dismiss the action. On July 16, 2013, the court heard initial arguments on the demurrer and set a schedule for further consideration of the matter. In addition, the court requested supplemental briefing on the impact of plaintiffs’ separation-of-powers claim. The Mono intervened as a defendant to the lawsuit and participated in the supplemental briefing. On September 27, 2013, the plaintiffs amended their complaint by adding a claim challenging the constitutionality of AB 277. The amended complaint named as additional defendants the State of California, the California Attorney General, the California Gambling Control Commission, and the Bureau of Gambling Control. On December 6, 2013, the defendants demurred on the amended complaint. On February 27, 2014, the Mono filed a Cross-Complaint against the State alleging that the referendum was invalid and unenforceable to the extent it purports to overturn the ratification of the 2012 Compact.  On February 28, 2014, oral arguments were held on the demurrers and on March 3, 2014, the trial court granted the defendants’ demurrers.  The plaintiffs requested that the court issue a formal judgment of dismissal to ensure finality and permit the parties to appeal.  On March 12, 2014, the court issued its Judgment of Dismissal without Leave to Amend dismissing plaintiffs’ First Amended Complaint. On April 11, 2014, the plaintiffs timely filed their notice of appeal.  Oral argument on the Mono’s Cross-Complaint was held on June 19, 2014 and on June 26, 2014 the court sustained the plaintiffs’ and the State’s demurrers and dismissed the Mono’s Cross-Complaint.   On September 4, 2014, the Mono timely filed their notice of appeal for dismissal of the Cross-Complaint. On September 25, 2014, plaintiffs/appellants filed their opening brief on appeal of the Judgment of Dismissal issued on March 12, 2014. On November 26, 2014, the Mono filed their appeal brief as Respondent. On December 17, 2014, the State filed its appeal brief as Respondent. Plaintiffs/appellants filed their reply brief on January 22, 2015.
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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that at December 31, 2014, the likelihood of successful completion is in the range of 65% to 75%. The Company's evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the North Fork Project will be successfully completed nor that future events and circumstances will not change the Company's estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.
The Federated Indians of Graton Rancheria
The Company assisted the Federated Indians of Graton Rancheria (the "Graton Tribe"), a federally-recognized Indian tribe, in designing, developing and financing Graton Resort & Casino (“Graton Resort”) in Sonoma County, California, pursuant to a development agreement. The Company manages Graton Resort on behalf of the Graton Tribe under a management agreement, which is described in Note 9.
Upon completion of Graton Resort on November 5, 2013, the Company earned a development fee of approximately $8.2 million representing 2% of the cost of the project, which is included in management fee revenue in the Consolidated Statement of Operations for the year ended December 31, 2013. Prior to securing third-party financing for the project, the Company made reimbursable advances to the Graton Tribe for development of Graton Resort. Upon completion of the Graton Resort's third-party financing in 2012, the Company received a $194.2 million partial repayment of the advances. At December 31, 2013, $63.9 million in advances remained outstanding. During the year ended December 31, 2014, the advances were repaid in full. Fair value adjustments recognized by the Company upon adoption of fresh-start reporting in 2011 resulted

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in a decrease in the carrying amount of the advances, and repayments in excess of the carrying amount of the advances have been reflected as gains on Native American development in the Consolidated Statements of Operations.
9.        Management Agreements
The Federated Indians of Graton Rancheria
The Company manages Graton Resort, which opened on November 5, 2013, on behalf of the Graton Tribe. Graton Resort is located just west of U.S. Highway 101 in Rohnert Park, California, approximately 43 miles north of downtown San Francisco, and is the largest gaming and entertainment facility in the Bay Area.
The management agreement has a term of seven years from the date of the opening of Graton Resort. The Company will receive a management fee of 24% of Graton Resort's net income (as defined in the management agreement) in years 1 through 4 and 27% of Graton Resort's net income in years 5 through 7. Management fees from Graton Resort totaled $27.3 million and $6.5 million for the year ended December 31, 2014 and for the period from November 5, 2013 through December 31, 2013, respectively. The management agreement may be terminated under certain circumstances, including but not limited to, material breach, changes in regulatory or legal status, and mutual agreement of the parties. There is no provision in the management agreement allowing the Graton Tribe to buy-out the management agreement prior to its expiration. Under the terms of the management agreement, the Company will provide training to the Graton Tribe such that the tribe may assume responsibility for managing Graton Resort upon expiration of the seven-year term of the management agreement. Upon termination or expiration of the management and development agreements, the Graton Tribe will continue to be obligated to pay certain amounts that may be due to the Company, such as management fees. Amounts due to the Company under the development and management agreements are subordinate to the obligations of the Graton Tribe under its third-party financing. The development and management agreements contain waivers of the Graton Tribe's sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling arbitration and other remedies.
Gun Lake Casino
The Company holds a 50% interest in MPM, which manages the Gun Lake Casino ("Gun Lake") in Allegan County, Michigan, on behalf of the Match–E–Be–Nash–She–Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe. Gun Lake, which opened in February 2011, is located on U.S. Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan. The Seventh Amended and Restated Management Agreement dated January 3, 2013 was approved by the NIGC on January 30, 2013. The agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of Gun Lake's net income (as defined in the management agreement) to be paid to MPM. MPM's management fee revenue from Gun Lake included in the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012 totaled $33.3 million, $31.8 million and $29.3 million, respectively. Under the terms of the MPM operating agreement, Station's portion of the management fee is 50% of the first $24 million of management fees, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million, each calculated on an annual basis. Station receives monthly cash distributions from MPM representing its portion of the management fees, less certain expenses of MPM, and the remainder of MPM's distributable cash is required to be distributed to MPM's noncontrolling interest holders and investors.
Other Managed Properties
In addition, the Company is the managing partner of three 50% owned smaller casino properties in the Las Vegas metropolitan area and receives a management fee equal to 10% of earnings before interest, taxes, depreciation and amortization ("EBITDA") from these properties.
Reimbursable Costs
Management fee revenue also includes reimbursable payroll and other costs, primarily related to Graton Resort. Reimbursed costs totaled $7.5 million and $12.6 million for the years ended December 31, 2014 and 2013, respectively.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.        Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	December 31,
	2014	2013
Accrued payroll and related	$33,463	$32,183
Accrued gaming and related	41,718	41,407
Construction payables and equipment purchase accruals	7,600	10,206
Interest rate swap	4,149	—
Other	36,367	34,404
Total other accrued liabilities	$123,297	$118,200

11.    Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	December 31,
	2014	2013
$1.625 billion Term Loan Facility, due March 1, 2020, interest at a margin above LIBOR or base rate (4.25% and 5.00% at December 31, 2014 and 2013, respectively), net of unamortized discount of $42.1 million and $51.4 million, respectively	$1,503,831	$1,561,415
$350 million Revolving Credit Facility, due March 1, 2018, interest at a margin above LIBOR or base rate	—	—
$500 million 7.50% Senior Notes, due March 1, 2021, net of unamortized discount of $5.3 million and $6.0 million, respectively	494,682	494,041
Restructured Land Loan, due June 16, 2016, interest at a margin above LIBOR or base rate (3.67% and 3.67% at December 31, 2014 and 2013, respectively), net of unamortized discount of $6.7 million and $10.7 million, respectively	106,783	99,820
Other long-term debt, weighted-average interest of 3.98% and 3.93% at December 31, 2014 and 2013, respectively, maturity dates ranging from 2015 to 2027	41,303	42,872
Total long-term debt	2,146,599	2,198,148
Current portion of long-term debt	(80,892)	(69,813)
Total long-term debt, net	$2,065,707	$2,128,335
Credit Facility
On March 1, 2013, the Company entered into a credit agreement (the “Credit Facility”) with a $1.625 billion term loan facility (the “Term Loan Facility”) and a $350 million revolving credit facility (the “Revolving Credit Facility”). The Term Loan Facility is fully drawn and will mature on March 1, 2020. On March 18, 2014, the Company completed a repricing of the Term Loan Facility. The interest rate under the amended Term Loan Facility is at the Company's option, either LIBOR plus 3.25% or base rate plus 2.25%, subject to a minimum LIBOR rate of 1.00%. Under the terms of the amended Term Loan Facility, the Company must pay a 1.0% premium if it prepays the Term Loan Facility prior to March 18, 2015. On or after March 18, 2015, the Company may, at its option, prepay the Term Loan Facility at par. The Company evaluated the repricing transaction on a lender by lender basis and accounted for the portion of the transaction that did not meet the criteria for debt extinguishment as a debt modification. As a result of the repricing transaction, the Company recognized a $4.1 million loss on extinguishment of debt, which included $2.4 million in third-party fees and the write-off of $1.7 million in unamortized debt discount and debt issuance costs related to the repriced debt.
The interest rate under the Revolving Credit Facility is at the Company's option, either LIBOR plus a margin of up to 3.50%, or base rate plus a margin of up to 2.50%, subject to a leverage-based grid. Additionally, the Company is subject to a fee of 0.50% per annum on the unused portion of the Revolving Credit Facility. Subject to the satisfaction of certain conditions, amounts may be borrowed under the Revolving Credit Facility, which shall be fully available at any time prior to

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

maturity on March 1, 2018. At December 31, 2014, the Company's borrowing availability under the Revolving Credit Facility was $315.7 million, which is net of outstanding letters of credit and similar obligations totaling $34.3 million.
Subject to obtaining additional commitments under the Credit Facility, the Company has the ability to increase its borrowing capacity thereunder in an aggregate principal amount not to exceed the greater of (a) $350 million and (b) an unlimited amount, if certain conditions are met and pro forma first lien leverage is less than or equal to 4.5x.  The Company’s ability to incur additional debt pursuant to such increased borrowing capacity is subject to compliance with the covenants in the Credit Facility and the indenture governing the Company's 7.50% Senior Notes, including pro forma compliance with the financial covenants contained in the Credit Facility and compliance with covenants contained in the Credit Facility and indenture limiting the ability of the Company to incur additional indebtedness.
All of the Company's obligations under the Credit Facility are guaranteed by all subsidiaries of the Company other than unrestricted subsidiaries. At December 31, 2014, the unrestricted subsidiaries were NP Landco Holdco LLC (“Landco Holdco”) and its subsidiaries, MPM and NP Restaurant Holdco LLC ("Restaurant Holdco"). The Credit Facility is secured by substantially all of the current and future personal property assets of the Company and the restricted subsidiaries, and mortgages on the real property and improvements owned or leased by all nine of the Company's major casino properties: Red Rock, Green Valley Ranch, Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Fiesta Rancho, and Fiesta Henderson, and certain after-acquired real property based on thresholds. The Credit Facility is also secured by a pledge of all of the Company's equity.
The Company is required to make quarterly principal payments, which began on June 30, 2013, of 0.25% of the original principal amount of the Term Loan Facility. The Company is also required to make prepayments on the Term Loan Facility with a portion of its excess cash flow as follows: (i) 50% of excess cash flow so long as no default has occurred and its total leverage ratio is above 4.50 to 1.00 or a default has occurred and is continuing, (ii) 25% of excess cash flow so long as no default has occurred and its total leverage ratio is less than or equal to 4.50 to 1.00, or (iii) 0% of excess cash flow so long as no default has occurred and its total leverage ratio is less than or equal to 3.50 to 1.00. A mandatory prepayment of $61.0 million is expected to be paid by April 2015 pursuant to the excess cash flow provisions of the Term Loan Facility. This expected payment is included in current portion of long-term debt on the Consolidated Balance Sheet at December 31, 2014. In addition, subject to certain customary carve-outs and reinvestment provisions, the Company is required to use all net cash proceeds of asset sales or other dispositions, all proceeds from the issuance or incurrence of additional debt, and all proceeds from the receipt of insurance and condemnation awards to make prepayments on the Term Loan Facility.
The credit agreement governing the Credit Facility contains a number of customary covenants that, among other things and subject to certain exceptions, restrict the Company's ability and the ability of its restricted subsidiaries to incur or guarantee additional debt; create liens on collateral; engage in mergers, consolidations or asset dispositions; make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; engage in lines of business other than its core business and related businesses; or issue certain preferred units. The credit agreement governing the Revolving Credit Facility also includes requirements that the Company maintain a maximum total leverage ratio ranging from 7.00 to 1.00 at December 31, 2014 to 5.00 to 1.00 in 2017 and a minimum interest coverage ratio ranging from 2.50 to 1.00 in 2014 to 3.00 to 1.00 in 2017, provided that a default of the financial ratio covenants shall only become an event of default under the Term Loan Facility if the lenders providing the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. The testing of these financial ratio covenants began with the quarter ended March 31, 2013. At December 31, 2014, the Company’s total leverage ratio was 5.02 to 1.00 and its interest coverage ratio was 3.40 to 1.00. The Company believes it was in compliance with all applicable covenants at December 31, 2014.
The credit agreement governing the Credit Facility contains a number of customary events of default including, among other things, nonpayment of principal when due; nonpayment of interest, fees or other amounts after a five business day grace period; material inaccuracy of representations and warranties; violation of covenants (subject, in the case of certain covenants, to certain grace periods); cross-default; bankruptcy events; certain Employee Retirement Income Security Act events; material judgments; and a change of control. If any event of default occurs, the lenders under the Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor.
7.50% Senior Notes
On March 1, 2013, the Company issued $500 million in aggregate principal amount of 7.50% senior notes due March 1, 2021 (the "7.50% Senior Notes"), pursuant to an indenture (the "Indenture") among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. The 7.50% Senior Notes are guaranteed by all subsidiaries of the Company other than unrestricted subsidiaries including Landco Holdco and its subsidiaries, MPM, and Restaurant Holdco.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On or after March 1, 2016, the Company may redeem all or a portion of the 7.50% Senior Notes at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest to the applicable redemption date:

Years Beginning March 1,	Percentage
2016	105.625%
2017	103.750%
2018	101.875%
2019 and thereafter	100.000%
If the Company experiences certain change of control events (as defined in the Indenture), the Company must offer to repurchase the 7.50% Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest thereon to the date of repurchase and that the Company make an offer to repurchase the 7.50% Senior Notes at a purchase price equal to 100% of the principal amount of the purchased notes if it has excess net proceeds (as defined in the Indenture) from certain asset sales.
The Indenture contains a number of customary covenants that, among other things and subject to certain exceptions, restrict the Company's ability and the ability of its restricted subsidiaries to incur or guarantee additional debt; create liens; engage in mergers, consolidations or asset dispositions; enter into certain transactions with affiliates; engage in lines of business other than its core business and related businesses; or pay dividends or distributions (other than customary tax distributions). These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal and accrued interest on the 7.50% Senior Notes to be declared due and payable.
The net proceeds of the 7.50% Senior Notes and the Credit Facility, together with cash on hand, were used to (i) repurchase all of the Company's outstanding senior notes due 2018, (ii) repay all amounts outstanding under the Propco credit agreement, (iii) repay all amounts outstanding under the Opco credit agreement, and (iv) pay associated fees and expenses. The Company evaluated the March 2013 refinancing transactions in accordance with the accounting standards for debt modifications and extinguishments. Because certain lenders under the 7.50% Senior Notes and the Credit Facility were lenders under the previous debt arrangements, the Company applied the accounting guidance on a lender by lender basis. The Company recognized a loss on debt extinguishment of $146.8 million during 2013, primarily representing the write-off of unamortized debt discount and debt issuance costs related to the refinanced debt. The Company accounted for the portions of the transactions that did not meet the criteria for debt extinguishment as debt modifications. In connection with the March 2013 transactions, the Company paid $35.9 million in fees and costs, of which $23.2 million was capitalized. Unamortized debt issuance costs are included in other assets on the Consolidated Balance Sheets.
Restructured Land Loan
On June 17, 2011, an indirect wholly owned subsidiary of the Company, CV PropCo, LLC ("CV Propco"), as borrower, entered into an amended and restated credit agreement (the "Restructured Land Loan") with Deutsche Bank AG Cayman Islands Branch (“Deutsche Bank”) and JPMorgan Chase Bank, N.A. ("JPM") as initial lenders (the "Land Loan Lenders"), consisting of a term loan facility with a principal amount of $105 million. The initial maturity date of the Restructured Land Loan is June 16, 2016. The interest rate on the Restructured Land Loan is, at the Company's option, either LIBOR plus 3.50%, or base rate plus 2.50% for the first five years. All interest on the Restructured Land Loan will be paid in kind for the first five years. CV Propco has two options to extend the maturity date for an additional year to be available subject to absence of default, payment of up to a 1.00% extension fee for each year, and a step-up in interest rate to not more than LIBOR plus 4.50% or base rate plus 3.50% in the sixth year, and not more than LIBOR plus 5.50% or base rate plus 4.50% in the seventh year. Interest accruing in the sixth and seventh years shall be paid in cash. There are no scheduled minimum principal payments prior to final stated maturity, but the Restructured Land Loan is subject to mandatory prepayments with excess cash and, subject to certain exceptions, with casualty or condemnation proceeds.
The credit agreement governing the Restructured Land Loan contains a number of customary covenants that, among other things and subject to certain exceptions, restrict CV Propco’s ability and the ability of its restricted subsidiaries to incur or

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

guarantee additional debt; create liens on collateral; engage in activity that requires CV Propco to be licensed as a gaming company; engage in mergers, consolidations or asset dispositions; make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; or make capital expenditures. The Company believes CV Propco was in compliance with all applicable covenants at December 31, 2014.
The credit agreement governing the Restructured Land Loan contains a number of customary events of default (subject to grace periods and cure rights). If any event of default occurs, the lenders under the Restructured Land Loan would be entitled, in certain cases, to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor.
The Restructured Land Loan is guaranteed by NP Tropicana LLC ("NP Tropicana," an indirect subsidiary of the Company), Landco Holdco (a subsidiary of the Company and parent of CV Propco and NP Tropicana) and all subsidiaries of CV Propco. The Restructured Land Loan is secured by a pledge of CV Propco and NP Tropicana equity and all tangible and intangible assets of NP Tropicana, Landco Holdco and CV Propco and its subsidiaries, principally consisting of land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West. The Restructured Land Loan is also secured by the leasehold interest in the land on which Wild Wild West is located. The land carry costs of CV Propco are supported by the Company under a limited support agreement and recourse guaranty (the "Limited Support Agreement"). Under the Limited Support Agreement, the Company guarantees the net operating costs of CV Propco and NP Tropicana. Such net operating costs include timely payment of all capital expenditures, taxes, insurance premiums, other land carry costs and any indebtedness payable by CV Propco (excluding debt service for the Restructured Land Loan), as well as rent, capital expenditures, taxes, management fees, franchise fees, maintenance, and other costs of operations and ownership payable by NP Tropicana. Under the Limited Support Agreement, the Company also guarantees certain recourse liabilities of CV Propco and NP Tropicana under the Restructured Land Loan, including, without limitation, payment and performance of the Restructured Land Loan in the event any of CV Propco, Landco Holdco or NP Tropicana files or acquiesces in the filing of a bankruptcy petition or similar legal proceeding. As part of the consideration for the Land Loan Lenders' agreement to enter into the Restructured Land Loan, CV Propco and NP Tropicana issued warrants to the Land Loan Lenders (or their designees) for up to 60% of the outstanding equity interests of each of CV Propco and NP Tropicana exercisable for a nominal exercise price commencing on the earlier of (i) the date that the Restructured Land Loan is repaid, (ii) the date CV Propco sells any land to a third party, and (iii) the fifth anniversary of the Restructured Land Loan.
Corporate Office Lease
The Company leases its corporate office building under a lease agreement which was entered into in 2007 pursuant to a sale-leaseback arrangement with a third-party real estate investment firm. The lease has an initial term of 20 years with four additional five-year extension options. The lease also contains two options for the Company to repurchase the corporate office building, one option at the end of year five of the original lease term, which was not exercised, and another at the end year ten of the original lease term. These options to repurchase the building constitute continuing involvement under the accounting guidance for sale-leaseback transactions involving real estate. As a result, the sale-leaseback transaction is accounted for as a financing transaction until the repurchase options expire. The corporate office building is included in property and equipment, net on the Consolidated Balance Sheets and is being depreciated according to the Company's policy. The carrying amount of the related obligation is $35.9 million, which is included in long-term debt on the Consolidated Balance Sheets, and the lease payments are recognized as principal and interest payments on the debt. The lease payment in effect at December 31, 2014 is $3.2 million on an annualized basis, which will increase by approximately 1.25% annually to approximately $3.8 million in the final year of the original term.
Minimum lease payments on the corporate office lease for each of the next five years are as follows (amounts in thousands):

Years Ending December 31,
2015	$3,263
2016	3,303
2017	3,345
2018	3,387
2019	3,429

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principal Maturities
Scheduled principal maturities of the Company's long-term debt for each of the next five years and thereafter are as follows (amounts in thousands):

Years Ending December 31,
2015	$80,892
2016	191,996
2017	51,499
2018	54,582
2019	19,135
Thereafter	1,802,584
2,200,688
Debt discounts	(54,089)
$2,146,599
Terminated Debt Facilities
Original Opco and GVR Credit Agreements
On June 17, 2011, NP Opco LLC ("Opco") entered into a credit agreement (the "Original Opco Credit Agreement") with Deutsche Bank, as administrative agent, and the other lender parties thereto, consisting of approximately $435.7 million in aggregate principal amount of term loans and a revolving credit facility in the amount of $25 million. In addition, on June 17, 2011, Station GVR Acquisition, LLC ("GVR") entered into a first lien credit agreement with Jefferies Finance LLC and Goldman Sachs Lending Partners LLC, as initial lenders (collectively, the "GVR Lenders"), consisting of a revolving credit facility in the amount of $10 million and a term loan facility in the amount of $215 million, and a second lien credit agreement with the GVR Lenders with a term loan facility in the amount of $90 million (the “GVR Credit Agreements”). In September 2012, amounts outstanding under the Original Opco Credit Agreement and the GVR Credit Agreements were repaid in full with proceeds from the Opco credit agreement, and the credit agreements were terminated.
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
The Company evaluated the September 2012 refinancing transactions in accordance with the accounting guidance for debt modifications and extinguishments. Because certain lenders under the Opco Credit Agreement were lenders under the previous debt facilities, the Company applied the accounting guidance on a lender by lender basis. As a result of its evaluation, the Company accounted for the majority of the transaction as an extinguishment of debt and recognized a loss of $51.8 million in 2012, primarily representing the write-off of unamortized debt discount and debt issuance costs related to the previous credit facilities. The portion of the transaction that did not meet the criteria for debt extinguishment was accounted for as a modification. In March 2013, amounts outstanding under the Opco Credit Agreement were repaid in full using proceeds from the Credit Facility as noted above, and the Opco Credit Agreement was terminated.
Propco Credit Agreement
On June 17, 2011, the Company, as borrower, entered into a credit agreement (the "Propco Credit Agreement") with Deutsche Bank, as administrative agent, and the other lender parties thereto (collectively, the "Mortgage Lenders"), consisting of a term loan facility in the principal amount of $1.575 billion (the "Propco Term Loan") and a revolving credit facility in the amount of $125 million (the "Propco Revolver"). The Propco Term Loan originally had three tranches: Tranche B-1 in the principal amount of $200 million, Tranche B-2 in the principal amount of $750 million and Tranche B-3 in the principal amount of $625 million. The initial maturity date of the loans made under the Propco Credit Agreement was June 17, 2016, with two additional one-year extension periods, subject to certain conditions. In January 2012 the lenders thereunder elected to fix the

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest rate on the $625 million Tranche B-3 loan and exchange such fixed rate Tranche B-3 loans for senior notes (the “Propco Senior Notes”) pursuant to the terms of the Propco Credit Agreement. Amounts outstanding under the Propco Credit Agreement were repaid in full on March 1, 2013 using the proceeds of the Credit Facility as noted above, and the Propco Credit Agreement was terminated.
Propco Senior Notes
In January 2012, pursuant to the terms of the Propco Credit Agreement, the Company issued $625 million in aggregate principal amount of Propco Senior Notes in exchange for $625 million in principal amount of Tranche B-3 loans that were outstanding under the Propco Credit Agreement.  The Propco Senior Notes were issued pursuant to an indenture among the Company, NP Boulder LLC, NP Palace LLC, NP Red Rock LLC, NP Sunset LLC, NP Development LLC, NP Losee Elkhorn Holdings LLC (each a wholly owned subsidiary of the Company) and Wells Fargo Bank, National Association, as Trustee.  On March 1, 2013, the Company repurchased all of the Propco Senior Notes pursuant to a tender offer at a purchase price of $991.50 in cash, plus a $10 consent payment per $1,000 in principal amount.
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
The table below presents the fair value of the Company's derivative financial instruments, exclusive of any accrued interest, as well as the classification on the Consolidated Balance Sheets (amounts in thousands):

	Balance sheet classification	Fair value at December 31,

		2014	2013
Derivatives designated as hedging instruments:
Interest rate swap	Other accrued liabilities	$4,149	$—
Interest rate swaps	Interest rate swaps and other long–term liabilities, net	6,105	13,030
The Company recognizes changes in the fair value of derivative instruments each period as described below in the Cash Flow Hedges and Non-Designated Hedges sections.
As of December 31, 2014, the Company had not posted any collateral related to its interest rate swap agreements; however, the Company's obligations under the interest rate swaps are subject to the security and guarantee arrangements applicable to the related credit agreements. The swap agreements contain cross-default provisions under which the Company could be declared in default on its obligations under such agreements if certain conditions of default exist on the Credit Facility. As of December 31, 2014, the termination value of the interest rate swaps, including accrued interest, was a net liability of $11.2 million. Had the Company been in breach of the provisions of the swap arrangements, it could have been required to pay the termination value to settle the obligations.
Cash Flow Hedges
As of December 31, 2014, the Company had two outstanding interest rate swaps which effectively converted $1.0 billion of its variable interest rate debt to a fixed rate of approximately 5.29%. In accordance with the accounting guidance for derivatives and hedging, the Company has designated the full notional amount of both interest rate swaps as cash flow hedges of interest rate risk. Under the terms of the swap agreements, the Company pays fixed rates of 1.77% and 2.13% and receives variable rates based on one-month LIBOR (subject to a minimum of 1.00%).
For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) until the interest payments being hedged are recorded as interest expense, at which time the amounts in other comprehensive income (loss) are reclassified as an adjustment to interest expense. Gains or losses on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of change in fair value of derivative instruments in

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Consolidated Statements of Operations. The Company's two outstanding designated interest rate swaps had fair values other than zero at the time they were designated, resulting in ineffectiveness.
The tables below present the Company's gains (losses) on derivative financial instruments and the location within the consolidated financial statements (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) on Derivatives Recognized in Other Comprehensive Income (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	Year Ended December 31,				Year Ended December 31,
	2014	2013	2012		2014	2013	2012
Interest rate swaps	$(7,999)	$772	$(18,918)	Interest expense, net	$(12,896)	$(13,133)	$(12,446)

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Year Ended December 31,
		2014	2013	2012
Interest rate swaps	Change in fair value of derivative instruments	$(90)	$(87)	$(860)
Losses reclassified from accumulated other comprehensive loss into interest expense, net include reclassifications of deferred losses related to discontinued cash flow hedging relationships. In addition, as a result of the September 2012 refinancing transactions, the loss on ineffective portion shown above for the year ended December 31, 2012 includes a loss of $0.7 million which was reclassified from accumulated other comprehensive income into earnings because it became probable that certain previously hedged forecasted transactions would not occur.
Approximately $8.4 million of deferred losses included in accumulated other comprehensive loss on the Company's Consolidated Balance Sheet at December 31, 2014 is expected to be reclassified into earnings during the next twelve months.     This amount includes a portion of the previously deferred losses related to discontinued cash flow hedging relationships.
Interest Rate Swap Amendments
In July 2011, the Company entered into three variable–to–fixed interest rate swaps with initial notional amounts totaling $1.3 billion which effectively converted a portion of its variable–rate debt to fixed rates. Under the terms of the swap agreements, the Company paid fixed rates ranging from 1.29% to 2.03% and received variable rates based on one-month LIBOR (subject to a minimum of 1.50% for one swap with an initial notional amount of $228.5 million). These interest rate swaps effectively fixed the interest rates on a portion of the Company's debt equal to the notional amount of the interest rate swaps.
In September 2012, in connection with entering into the Opco Credit Agreement, the Company terminated one of its interest rate swaps and paid approximately $3.0 million to the counterparty. The Company also amended one of the two remaining interest rate swaps to include a minimum variable interest rate of 1.25% to match the terms of the Opco Term Loan. The Company's three cash flow hedging relationships that existed at the time were discontinued, and cumulative deferred losses of $28.6 million that had been recognized in other comprehensive income are being amortized through the original maturity date of the swap (July 2015) as an increase to interest expense as the hedged interest payments continue to occur. The two remaining interest rate swaps were redesignated in cash flow hedging relationships.
In connection with the debt refinancing transactions in March 2013, the Company amended one of its interest rate swaps to include a minimum variable interest rate of 1.00% to match the terms of the Credit Facility. The Company also amended its other interest rate swap to include a minimum interest rate of 1.00% on the variable interest rate leg to match the terms of the Credit Facility as well as to extend the maturity and adjust the notional amount. These amendments resulted in the discontinuation of the Company's two cash flow hedging relationships that existed at the time, and as a result of the discontinuation, cumulative deferred losses of $1.1 million that had been previously recognized in other comprehensive income are being amortized as an increase to interest expense as the previously hedged interest payments continue to occur through the original maturity date of the swap (July 2015). The amended interest rate swaps were redesignated in cash flow hedging relationships. The amended interest rate swaps contain an other-than-insignificant financing element and accordingly, the cash flows associated with the amended interest rate swaps are reported as financing activities in the Consolidated Statement of Cash Flows.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-Designated Hedges
From time to time the Company holds interest rate swaps that are not designated as hedges. Such non-designated interest rate swaps are not speculative and are used to manage the Company's exposure to interest rate movements, but do not meet the hedge accounting requirements. Prior to the March 2013 amendment and re-designation of the interest rate swaps described above, a portion of one of the Company's interest rate swaps was not designated in a hedging relationship. At December 31, 2014 and 2013, the Company had no interest rate swaps that were not designed as hedges. The Company records changes in the fair value of any interest rate swaps not designated in hedging relationships in the period in which they occur as a component of change in fair value of derivative instruments in the Consolidated Statements of Operations. The portion of the swap that was designated as a cash flow hedge is reflected in the designated cash flow hedges discussion above.
The table below presents the effect of the Company's derivative financial instruments that were not designated in hedging relationships on the Consolidated Statements of Operations (amounts in thousands):

Derivatives Not Designated as Hedging Instruments		Amount of Gain (Loss) on Derivatives Recognized in Income
		Year Ended December 31,
	Location of Gain (Loss) on Derivatives Recognized in Income	2014	2013	2012
Interest rate swap	Change in fair value of derivative instruments	$—	$(204)	$(61)
13.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$187	$187	$—	$—
Liabilities
Interest rate swaps	$10,254	$—	$10,254	$—

		Fair Value Measurement at Reporting Date Using
	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$250	$250	$—	$—
Liabilities
Interest rate swaps	$13,030	$—	$13,030	$—
____________________________________
(a) Available-for-sale securities are included in other assets in the accompanying Consolidated Balance Sheets.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis
During the year ended December 31, 2014, the Company performed an interim impairment assessment for Fertitta Interactive's goodwill and long-lived assets. The Company determined that the carrying amounts were not recoverable due to negative cash flows forecasted for future periods and that the assets would have minimal value to a market participant. As a result, the Company recognized an impairment charge to write off the goodwill and other long-lived assets of Fertitta Interactive, which is included in discontinued operations in the Consolidated Statements of Operations. The Company's assessment was based on Level 3 unobservable inputs under the fair value hierarchy. See Note 3 for additional information about Fertitta Interactive.
During the year ended December 31, 2014, the Company entered into an agreement to sell a parcel of land in Reno and recognized a $11.7 million impairment charge to write down the carrying value of the land to $2.0 million, which represented its estimated fair value less cost to sell. The land sale was completed in December 2014.
During the year ended December 31, 2013, the Company recognized goodwill impairment losses of $1.2 million (see Note 5).
During the year ended December 31, 2012, the Company recognized impairment losses totaling $10.1 million related to certain land held for development, including related buildings and improvements, and reduced the carrying amount of those assets to the estimated fair values (see Note 6).
Fair Value of Long-term Debt
The following table presents information about the estimated fair value of the Company's long-term debt compared with its carrying amount (amounts in millions):

	December 31,
	2014	2013
Aggregate fair value	$2,166	$2,299
Aggregate carrying amount	$2,147	$2,198
The estimated fair value of the Company's long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value hierarchy.
14.    Members' Equity
The Company has two classes of membership interests: Voting Units and Non-Voting Units. On June 17, 2011, 100 Voting Units were issued to Station Voteco representing 100% of the Company's outstanding Voting Units and 100 Non-Voting Units were issued to Station Holdco representing 100% of the Company's outstanding Non-Voting Units. Station Voteco is the only member of the Company entitled to vote on any matters to be voted on by the members of the Company. Station Holdco, as the holder of the Company's issued and outstanding Non-Voting Units, is not entitled to vote on any matters to be voted on by the members of the Company, but is the only member of the Company entitled to receive distributions as determined by its Board of Managers out of funds legally available therefor and, in the event of liquidation, dissolution or winding up of the Company, is entitled to all of the Company's assets remaining after payment of liabilities.
Station Voteco is owned by (i) Fertitta Station Voteco Member LLC ("Fertitta Station Voteco"), an entity owned by Frank J. Fertitta III and Lorenzo J. Fertitta, and (ii) Robert A. Cashell Jr., who was designated as a member of Station Voteco by German American Capital Corporation, one of the Mortgage Lenders and an indirect wholly owned subsidiary of Deutsche Bank. Mr. Cashell is also a member of the Company's Board of Managers. Fertitta Station Voteco owns 61.4% of the voting equity interests in Station Voteco, and Mr. Cashell beneficially owns 38.6% of the voting equity interests in Station Voteco.
The equity interests of Station Holdco are owned by (i) FI Station Investor, LLC, an affiliate of Frank J. Fertitta III and Lorenzo J. Fertitta ("FI Station Investor"), (ii) German American Capital Corporation and (iii) indirectly by certain former general unsecured creditors of STN. As of December 31, 2014, FI Station Investor owned approximately 58.4% of the units of Station Holdco, German American Capital Corporation owned approximately 25% of the units of Station Holdco, and former unsecured creditors of STN indirectly owned approximately 16.6% of the units of Station Holdco. In addition, the former lenders of STN and FI Station Investor indirectly own warrants to purchase approximately 4.5% of the units of Station Holdco on a fully diluted basis. As of December 31, 2014, the warrants have exercise prices of approximately $3.31 and $3.97, depending on the series of warrant, expire on June 17, 2018 and may be exercised following the earlier of (i) December 17,

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2017 and (ii) the occurrence of a capital raising transaction by Station Holdco that involves a determination of the equity value of Station Holdco (other than the transactions contemplated by the Plans).
During the year ended December 31, 2014, the Company paid distributions totaling $140.4 million, including $130.3 million to the equityholders of Station Holdco and $10.1 million to noncontrolling interest holders. On February 23, 2015, the Company paid distributions relating to the fourth quarter of 2014 totaling $16.8 million to Station Holdco, which amount was distributed by Station Holdco to its equityholders.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows (amounts in thousands):

	Unrealized losses on interest rate swaps	Unrealized gain (loss) on available-for-sale securities	Total

Balances, December 31, 2012	$(25,778)	$106	$(25,672)
Unrealized gains on interest rate swaps	772	—	772
Reclassification of unrealized losses on interest rate swaps into income	13,133	—	13,133
Unrealized loss on available-for-sale securities	—	(166)	(166)
Balances, December 31, 2013	(11,873)	(60)	(11,933)
Unrealized losses on interest rate swaps	(7,999)	—	(7,999)
Reclassification of unrealized losses on interest rate swaps into income	12,896	—	12,896
Unrealized loss on available-for-sale securities	—	(63)	(63)
Balances, December 31, 2014	$(6,976)	$(123)	$(7,099)
Income (Loss) Attributable to Station Casinos LLC
Net income (loss) attributable to Station Casinos LLC was as follows (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012

Net income (loss) from continuing operations	$108,002	$(90,282)	$19,800
Net loss from discontinued operations	(24,721)	(14,144)	(6,482)
Net income (loss)	$83,281	$(104,426)	$13,318

Noncontrolling Interest
Noncontrolling interest represents ownership interests in consolidated subsidiaries of the Company that are held by owners other than the Company. At December 31, 2014, noncontrolling interest included a 50% ownership interest in MPM, a 42.7% ownership interest in Fertitta Interactive and ownership interests of the former mezzanine lenders and former unsecured creditors of STN who hold warrants to purchase stock in CV Propco and NP Tropicana LLC.
15.    Share-Based Compensation
In order to attract, retain and motivate employees and to align the interests of those individuals and the Company's members, the Board of Managers adopted the Station Holdco LLC Profit Units Plan (the “Profit Units Plan”), under which up to 14 million profit units may be issued. As of December 31, 2014, 10.2 million profit units were issued and outstanding, representing approximately 2.53% of the outstanding units of Station Holdco.
Profit unit awards vest over requisite service periods of three to four years. Holders of profit units are entitled to participate in the Company's distributions to Station Holdco, subject to certain preferred distribution rights of Station Holdco's common unit holders. Upon termination of a plan participant's employment for any reason, any unvested awards are forfeited.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under certain circumstances, including termination of employment for any reason, the Company may call the terminated employee's vested awards at fair value at any time after after a holding period of six months.
The Company estimates the fair value of share-based compensation awards on the date of grant using the option pricing method. The following table presents the weighted-average estimated fair values of profit units awarded during the year and the weighted-average assumptions on which the estimated fair values were based:

	Year Ended December 31,
	2014	2013	2012
Estimated fair value per unit	$1.23	$1.23	$1.26
Risk-free interest rate	0.35%	0.35%	0.41%
Expected volatility	40%	40%	45%
Expected life (in years)	3	3	3
Dividend yield	—	—	—
Discount for post-vesting restrictions	20%	20%	25%
Volatility was estimated using the historical average volatility for comparable companies based on weekly stock price returns. The discount for post-vesting restrictions was estimated based on an average-strike put option model.
Share-based compensation is classified in the same financial statement line items as cash compensation. Compensation expense related to the Profit Units Plan is included within operating costs and expenses in the accompanying Consolidated Statements of Operations as follows (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Casino	$125	$110	$149
Food and beverage	—	35	93
Room	62	51	21
Selling, general and administrative	2,603	3,220	2,365
Total	$2,790	$3,416	$2,628

A summary of the status of the Profit Units Plan as of December 31, 2014 and changes during the year then ended is presented below:

	Units (in thousands)	Weighted-average grant date fair value per unit
Nonvested units at January 1, 2014	8,038	$1.25
Activity during the period:
Granted	171	1.23
Vested	(2,486)	1.25
Forfeited	(834)	1.26
Nonvested units at December 31, 2014	4,889	$1.25

The estimated fair value of profit units vested during the years ended December 31, 2014 and 2013 was $3.1 million and $3.5 million, respectively. The total unrecognized compensation cost related to nonvested awards under the Profit Units Plan was $4.0 million at December 31, 2014, which is expected to be recognized over a weighted-average period of 1.6 years.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    Write-downs and Other Charges, Net
Write-downs and other charges, net include various charges to record net losses on asset disposals and non-routine transactions. Write-downs and other charges, net consisted of the following (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Loss on disposal of assets, net	$19,723	$9,447	$471
Severance expense	1,941	1,525	2,913
Settlement agreement	—	—	5,000
Other, net	(713)	909	1,491
	$20,951	$11,881	$9,875
Loss on disposal of assets for the year ended December 31, 2014 primarily represents the abandonment of certain assets, including an amphitheater and an outdoor water feature, as well as asset disposals related to various renovation projects. During the year ended December 31, 2012, the Company paid $5.0 million in satisfaction of an option granted to a former owner of Green Valley Ranch to reacquire an ownership interest in the property as provided in a settlement agreement.
17.     Retirement Plan
401(k) Plan
The Company has a defined contribution 401(k) plan which covers all employees who meet certain age and length of service requirements and allows an employer contribution of up to 50% of the first 4% of each participating employee's compensation contributed to the plan. Participants may elect to defer pretax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company recorded expense for matching contributions of $3.2 million, $3.0 million and $2.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
18.     Related Party Transactions
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
On June 17, 2011, the Company and certain of its affiliates entered into management agreements for substantially all of the Company's operations with subsidiaries of Fertitta Entertainment, which is controlled by affiliates of Frank J. Fertitta III, the Company's Chief Executive Officer and a member of its Board of Managers, and Lorenzo J. Fertitta, a member of its Board of Managers. Affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta also own 58.4% of the units of Station Holdco and 61.4% of the units of Station Voteco. The management agreements have a term of 25 years and provide that subsidiaries of Fertitta Entertainment will receive an annual base management fee equal to 2% of gross revenues attributable to the managed properties and an annual incentive management fee equal to 5% of positive EBITDA (as defined in the agreements) for the managed properties. For the year ended December 31, 2014, the Company recognized management fee expense totaling $48.9 million pursuant to these agreements, of which $44.4 million was paid and the remaining $4.5 million is reflected in other accrued liabilities on the Company's Consolidated Balance Sheet at December 31, 2014. During the years ended December 31, 2013 and 2012, the Company recognized management fee expense totaling $46.1 million and $44.1 million, respectively, pursuant to these agreements. In addition, Fertitta Interactive paid management fees to Fertitta Entertainment totaling $0.9 million, $0.7 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in discontinued operations.
The Company allocates the costs of certain shared services to Fertitta Entertainment, primarily costs related to occupancy of a portion of the Company's corporate office building and services provided by human resources and regulatory personnel. For the years ended December 31, 2014, 2013 and 2012, costs allocated to Fertitta Entertainment totaled $1.2 million, $1.4 million and $1.7 million, respectively.
On November 16, 2012, the Company acquired a 50.1% ownership interest in Fertitta Interactive from entities controlled by Frank J. Fertitta III and Lorenzo J. Fertitta for cash consideration of $20.7 million (see Note 3).

The Company has entered into various other related party transactions, which consist primarily of lease payments related to ground leases at Boulder Station and Texas Station. The Company's annual lease payments related to these ground leases totaled approximately $6.7 million for the years ended December 31, 2014, 2013 and 2012, which is included in selling, general and administrative expense in the Consolidated Statements of Operations (see Note 19).
19.    Commitments and Contingencies
Leases
Boulder Station Lease
The Company leases 27 acres of land on which a portion of Boulder Station is located pursuant to a ground lease. The Company leases this land from KB Enterprises, a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the "Related Lessor"). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III, who is a member of the Company's Board of Managers and Chief Executive Officer, and Lorenzo J. Fertitta, who is a member of the Company's Board of Managers. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $222,933 through June 2018. In July 2018, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In July 2023 and every ten years thereafter, the rent is subject to adjustment based on the product of the fair market value of the land and the greater of the then prevailing annual rate of return for comparably situated property or 8% per year. In no event will the rent for any period be less than the rent for the immediately preceding period. Pursuant to the ground lease, the Company has an option to purchase the land at fair market value, exercisable in July 2018 and at five-year intervals thereafter. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Credit Agreements.
Texas Station Lease
The Company leases 47 acres of land on which Texas Station is located pursuant to a ground lease. The Company leases this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $337,417 through July 2015. In August 2015 and every ten years thereafter, the rent will be adjusted by a cost of living factor. In August 2020, and every ten years thereafter, the rent is subject to adjustment based on the product of the fair market value of the land and the greater of the then prevailing annual rate of return for comparably situated property or 8% per year. In no event will the rent for any period be less than the rent for the immediately preceding period. Pursuant to the ground lease, the Company has an option to purchase the land at fair market value, exercisable in April 2030 and at five-year intervals thereafter. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Credit Agreements.
Wild Wild West Lease
The Company leases from a third-party lessor the 20-acre parcel of land on which Wild Wild West is located and is a party to a purchase agreement for the land. The significant terms of the agreement include (i) annual rent adjustments through January 2020 and every three years thereafter, (ii) options under which the Company may purchase the land at any time through 2019 at established fixed prices, (iii) a one-time termination option at the Company's election in 2019, and (iv) options under which the Company may purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. Monthly rental payments under the Wild Wild West lease were $125,637 for the year ended December 31, 2014.
Other Operating Leases
In addition to the leases described above, the Company also leases certain other buildings and equipment used in its operations, which have operating lease terms expiring through 2042.

Future minimum lease payments required under all non-cancelable operating leases are as follows (amounts in thousands):

Years Ending December 31,
2015	$8,773
2016	8,813
2017	8,718
2018	8,666
2019	8,694
Thereafter	388,155
Total	$431,819
Rent expense, excluding discontinued operations, was as follows (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Rent expense	$8,509	$8,444	$8,513
Legal Matters
The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of any legal matters and litigation inherently involves significant costs.
20 .    Consolidating Financial Information
As described in Note 11—Long-term Debt, in March 2013 the Company issued the 7.50% Senior Notes, pursuant to an indenture among the Company (the "Parent"), the guarantors party thereto (the "Guarantor Subsidiaries") and Wells Fargo Bank, National Association, as trustee. The 7.50% Senior Notes are guaranteed by all subsidiaries of the Company other than NP Landco Holdco LLC and its subsidiaries, MPM, and SC Restaurant Holdco LLC. The following consolidating financial statements present information about the Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries. These consolidating financial statements are presented in the provided form because (i) the Guarantor Subsidiaries are 100% owned subsidiaries of the Company (the issuer of the 7.50% Senior Notes), (ii) the guarantees are joint and several, and (iii) the guarantees are "full and unconditional," as those terms are used in Regulation S-X Rule 3-10.  The guarantee of a Guarantor Subsidiary will be automatically released in certain customary circumstances, such as when such Guarantor Subsidiary is sold or all of the assets of such Guarantor Subsidiary are sold, the capital stock is sold, when such Guarantor Subsidiary is designated as an "unrestricted subsidiary" for purposes of the Indenture, or upon legal defeasance or satisfaction and discharge of the Indenture. The Company has reclassified intercompany cash flows and intercompany receivable and payable balances between the Parent and the Guarantor Subsidiaries in the condensed consolidating statements of cash flows and the condensed consolidating balance sheets, respectively, for the prior years to conform to the current year presentation. The reclassification had no impact on the the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income (loss), the combined cash flows of the Parent and the Guarantor Subsidiaries, the combined balance sheets of the Parent and the Guarantor Subsidiaries, or the consolidated financial statements.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$13,554	$104,575	$—	$118,129	$3,836	$—	$121,965
Restricted cash	1,067	—	—	1,067	—	—	1,067
Receivables, net	2,830	27,633	—	30,463	4,389	—	34,852
Intercompany receivables	3,116	—	—	3,116	—	(3,116)	—
Advances to subsidiaries	273,344	—	(273,344)	—	—	—	—
Loans to parent	—	503,684	(503,684)	—	—	—	—
Inventories	7	9,823	—	9,830	130	—	9,960
Prepaid gaming tax	—	19,281	—	19,281	145	—	19,426
Prepaid expenses and other current assets	5,003	2,331	—	7,334	204	—	7,538
Current assets of discontinued operations	—	—	—	—	1,746	—	1,746
Total current assets	298,921	667,327	(777,028)	189,220	10,450	(3,116)	196,554
Property and equipment, net	72,230	2,051,495	—	2,123,725	12,183	—	2,135,908
Goodwill	1,234	194,442	—	195,676	—	—	195,676
Intangible assets, net	1,045	135,384	—	136,429	31,903	—	168,332
Land held for development	—	103,202	—	103,202	99,020	—	202,222
Investments in joint ventures	—	13,252	—	13,252	4,928	—	18,180
Native American development costs	—	9,619	—	9,619	—	—	9,619
Investments in subsidiaries	2,789,090	16,914	(2,785,357)	20,647	—	(20,647)	—
Other assets, net	30,438	16,703	—	47,141	709	—	47,850
Total assets	$3,192,958	$3,208,338	$(3,562,385)	$2,838,911	$159,193	$(23,763)	$2,974,341

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEETS (continued) DECEMBER 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$1,391	$24,053	$—	$25,444	$494	$—	$25,938
Accrued interest payable	14,877	161	—	15,038	11	—	15,049
Other accrued liabilities	19,518	102,177	—	121,695	1,602	—	123,297
Intercompany payables	—	—	—	—	2,735	(2,735)	—
Loans from subsidiaries	503,684	—	(503,684)	—	—	—	—
Advances from parent	—	273,344	(273,344)	—	—	—	—
Current portion of long-term debt	79,305	1,587	—	80,892	—	—	80,892
Current liabilities of discontinued operations	—	—	—	—	747	(381)	366
Total current liabilities	618,775	401,322	(777,028)	243,069	5,589	(3,116)	245,542
Long-term debt, less current portion	1,955,189	3,735	—	1,958,924	106,783	—	2,065,707
Deficit investments in joint ventures	—	2,339	—	2,339	—	—	2,339
Interest rate swaps and other long-term liabilities, net	—	15,585	—	15,585	—	—	15,585
Total liabilities	2,573,964	422,981	(777,028)	2,219,917	112,372	(3,116)	2,329,173

Members' equity:
Total Station Casinos LLC members' equity	618,994	2,785,357	(2,785,357)	618,994	20,647	(20,647)	618,994
Noncontrolling interest	—	—	—	—	26,174	—	26,174
Total members' equity	618,994	2,785,357	(2,785,357)	618,994	46,821	(20,647)	645,168
Total liabilities and members' equity	$3,192,958	$3,208,338	$(3,562,385)	$2,838,911	$159,193	$(23,763)	$2,974,341

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$27,182	$103,584	$—	$130,766	$2,373	$—	$133,139
Restricted cash	1,067	—	—	1,067	—	—	1,067
Receivables, net	2,893	38,914	—	41,807	3,386	—	45,193
Intercompany receivables	2,072	—	—	2,072	—	(2,072)	—
Advances to subsidiaries	462,047	—	(462,047)	—	—	—	—
Loans to parent	—	343,194	(343,194)	—	—	—	—
Inventories	7	8,740	—	8,747	190	—	8,937
Prepaid gaming tax	—	18,826	—	18,826	140	—	18,966
Prepaid expenses and other current assets	5,710	2,723	—	8,433	221	—	8,654
Current assets of discontinued operations	—	—	—	—	5,300	—	5,300
Total current assets	500,978	515,981	(805,241)	211,718	11,610	(2,072)	221,256
Property and equipment, net	47,970	2,094,310	—	2,142,280	13,093	—	2,155,373
Goodwill	1,234	194,442	—	195,676	—	—	195,676
Intangible assets, net	1,045	143,519	—	144,564	42,103	—	186,667
Land held for development	—	117,001	—	117,001	99,020	—	216,021
Investments in joint ventures	—	14,032	—	14,032	—	—	14,032
Native American development costs	—	6,806	—	6,806	—	—	6,806
Investments in subsidiaries	2,550,678	34,738	(2,545,154)	40,262	—	(40,262)	—
Other assets, net	36,338	22,059	—	58,397	501	—	58,898
Noncurrent assets of discontinued operations	—	—	—	—	23,669	—	23,669
Total assets	$3,138,243	$3,142,888	$(3,350,395)	$2,930,736	$189,996	$(42,334)	$3,078,398

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEETS (continued) DECEMBER 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$1,374	$15,664	$—	$17,038	$570	$—	$17,608
Accrued interest payable	16,726	182	—	16,908	12	—	16,920
Other accrued liabilities	12,772	103,792	—	116,564	1,636	—	118,200
Intercompany payables	—	—	—	—	1,635	(1,635)	—
Loans from subsidiaries	343,194	—	(343,194)	—	—	—	—
Advances from parent	—	462,047	(462,047)	—	—	—	—
Current portion of long-term debt	68,831	982	—	69,813	—	—	69,813
Current liabilities of discontinued operations	—	—	—	—	8,526	(437)	8,089
Total current liabilities	442,897	582,667	(805,241)	220,323	12,379	(2,072)	230,630
Long-term debt, less current portion	2,024,517	3,998	—	2,028,515	99,820	—	2,128,335
Deficit investments in joint ventures	—	2,308	—	2,308	—	—	2,308
Interest rate swaps and other long-term liabilities, net	12,421	8,761	—	21,182	—	—	21,182
Total liabilities	2,479,835	597,734	(805,241)	2,272,328	112,199	(2,072)	2,382,455

Members' equity:
Total Station Casinos LLC members' equity	658,408	2,545,154	(2,545,154)	658,408	40,262	(40,262)	658,408
Noncontrolling interest	—	—	—	—	37,535	—	37,535
Total members' equity	658,408	2,545,154	(2,545,154)	658,408	77,797	(40,262)	695,943
Total liabilities and members' equity	$3,138,243	$3,142,888	$(3,350,395)	$2,930,736	$189,996	$(42,334)	$3,078,398

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$890,125	$—	$890,125	$7,236	$—	$897,361
Food and beverage	—	238,538	—	238,538	674	—	239,212
Room	—	109,537	—	109,537	3,127	—	112,664
Other	5	67,732	—	67,737	12,176	(9,391)	70,522
Management fees	6,430	27,967	—	34,397	34,385	—	68,782
Gross revenues	6,435	1,333,899	—	1,340,334	57,598	(9,391)	1,388,541
Promotional allowances	—	(96,351)	—	(96,351)	(574)	—	(96,925)
Net revenues	6,435	1,237,548	—	1,243,983	57,024	(9,391)	1,291,616

Operating costs and expenses:
Casino	—	338,923	—	338,923	2,567	—	341,490
Food and beverage	—	157,022	—	157,022	169	—	157,191
Room	—	43,367	—	43,367	2,112	—	45,479
Other	—	22,239	—	22,239	6,740	—	28,979
Selling, general and administrative	12,188	267,962	—	280,150	17,908	(9,391)	288,667
Development and preopening	—	640	—	640	—	—	640
Depreciation and amortization	6,783	108,753	—	115,536	12,230	—	127,766
Management fee expense	—	48,448	—	48,448	424	—	48,872
Impairment of goodwill	—	—	—	—	—	—	—
Impairment of other assets	—	11,739	—	11,739	—	—	11,739
Write-downs and other charges, net	(311)	21,239	—	20,928	23	—	20,951
	18,660	1,020,332	—	1,038,992	42,173	(9,391)	1,071,774
Operating (loss) income	(12,225)	217,216	—	204,991	14,851	—	219,842
Earnings (losses) from subsidiaries	233,335	(20,564)	(241,166)	(28,395)	—	28,395	—
Earnings (losses) from joint ventures	—	2,147	—	2,147	(1,110)	—	1,037
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	221,110	198,799	(241,166)	178,743	13,741	28,395	220,879

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS (continued) FOR THE YEAR ENDED DECEMBER 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other (expense) income:
Interest expense, net	(133,698)	(5,920)	—	(139,618)	(11,377)	—	(150,995)
Loss on extinguishment of debt	(4,132)	—	—	(4,132)	—	—	(4,132)
Gain on Native American development	—	49,074	—	49,074	—	—	49,074
Change in fair value of derivative instruments	1	(91)	—	(90)	—	—	(90)
	(137,829)	43,063	—	(94,766)	(11,377)	—	(106,143)
Net income from continuing operations	83,281	241,862	(241,166)	83,977	2,364	28,395	114,736
Discontinued operations	—	(696)	—	(696)	(42,714)	—	(43,410)
Net income (loss)	83,281	241,166	(241,166)	83,281	(40,350)	28,395	71,326
Less: net loss attributable to noncontrolling interests	—	—	—	—	(11,955)	—	(11,955)
Net income (loss) attributable to Station Casinos LLC	$83,281	$241,166	$(241,166)	$83,281	$(28,395)	$28,395	$83,281

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$874,966	$—	$874,966	$7,275	$—	$882,241
Food and beverage	—	235,047	—	235,047	675	—	235,722
Room	—	102,409	—	102,409	3,221	—	105,630
Other	17	63,384	—	63,401	12,373	(8,343)	67,431
Management fees	11,149	15,318	—	26,467	33,291	—	59,758
Gross revenues	11,166	1,291,124	—	1,302,290	56,835	(8,343)	1,350,782
Promotional allowances	—	(94,100)	—	(94,100)	(545)	—	(94,645)
Net revenues	11,166	1,197,024	—	1,208,190	56,290	(8,343)	1,256,137

Operating costs and expenses:
Casino	—	337,050	—	337,050	2,601	—	339,651
Food and beverage	—	161,630	—	161,630	160	—	161,790
Room	—	41,017	—	41,017	2,045	—	43,062
Other	—	19,518	—	19,518	7,062	—	26,580
Selling, general and administrative	11,808	270,290	—	282,098	17,831	(8,343)	291,586
Development and preopening	13	209	—	222	—	—	222
Depreciation and amortization	4,553	111,931	—	116,484	12,270	—	128,754
Management fee expense	—	45,707	—	45,707	438	—	46,145
Impairment of goodwill	—	1,183	—	1,183	—	—	1,183
Impairment of other assets	—	—	—	—	—	—	—
Write-downs and other charges, net	2,305	9,527	—	11,832	49	—	11,881
	18,679	998,062	—	1,016,741	42,456	(8,343)	1,050,854
Operating (loss) income	(7,513)	198,962	—	191,449	13,834	—	205,283
Earnings (losses) from subsidiaries	181,039	(15,604)	(179,052)	(13,617)	—	13,617	—
Earnings from joint ventures	—	1,603	—	1,603	—	—	1,603
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	173,526	184,961	(179,052)	179,435	13,834	13,617	206,886

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013 (continued) (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other (expense) income:
Interest expense, net	(142,409)	(11,348)	—	(153,757)	(10,865)	—	(164,622)
Loss on extinguishment of debt	(135,271)	(11,516)	—	(146,787)	—	—	(146,787)
Gain on Native American development	—	16,974	—	16,974	—	—	16,974
Change in fair value of derivative instruments	(272)	(19)	—	(291)	—	—	(291)
	(277,952)	(5,909)	—	(283,861)	(10,865)	—	(294,726)
Net (loss) income from continuing operations	(104,426)	179,052	(179,052)	(104,426)	2,969	13,617	(87,840)
Discontinued operations	—	—	—	—	(25,653)	—	(25,653)
Net (loss) income	(104,426)	179,052	(179,052)	(104,426)	(22,684)	13,617	(113,493)
Less: net loss attributable to noncontrolling interests	—	—	—	—	(9,067)	—	(9,067)
Net (loss) income attributable to Station Casinos LLC	$(104,426)	$179,052	$(179,052)	$(104,426)	$(13,617)	$13,617	$(104,426)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$878,301	$—	$878,301	$7,328	$—	$885,629
Food and beverage	—	237,085	—	237,085	685	—	237,770
Room	—	103,119	—	103,119	3,229	—	106,348
Other	38	63,626	—	63,664	10,689	(4,649)	69,704
Management fees	—	592	—	592	29,282	—	29,874
Gross revenues	38	1,282,723	—	1,282,761	51,213	(4,649)	1,329,325
Promotional allowances	—	(99,453)	—	(99,453)	(570)	—	(100,023)
Net revenues	38	1,183,270	—	1,183,308	50,643	(4,649)	1,229,302

Operating costs and expenses:
Casino	—	352,280	—	352,280	2,919	—	355,199
Food and beverage	—	161,001	—	161,001	166	—	161,167
Room	—	41,129	—	41,129	1,977	—	43,106
Other	—	21,239	—	21,239	5,748	—	26,987
Selling, general and administrative	35	278,140	—	278,175	13,011	(4,649)	286,537
Development and preopening	90	221	—	311	—	—	311
Depreciation and amortization	3,161	113,540	—	116,701	12,438	—	129,139
Management fee expense	—	43,678	—	43,678	409	—	44,087
Impairment of other assets	—	6,107	—	6,107	3,959	—	10,066
Write-downs and other charges, net	6,020	3,720	—	9,740	135	—	9,875
	9,306	1,021,055	—	1,030,361	40,762	(4,649)	1,066,474
Operating (loss) income	(9,268)	162,215	—	152,947	9,881	—	162,828
Earnings (losses) from subsidiaries	149,961	(1,551)	(160,869)	(12,459)	—	12,459	—
Earnings from joint ventures	—	1,773	—	1,773	—	—	1,773
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	140,693	162,437	(160,869)	142,261	9,881	12,459	164,601

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS (continued) FOR THE YEAR ENDED DECEMBER 31, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other (expense) income:
Interest expense, net	(127,260)	(51,782)	—	(179,042)	(10,439)	—	(189,481)
Loss on extinguishment of debt	—	(51,796)	—	(51,796)	—	—	(51,796)
Gain on Native American development	—	102,816	—	102,816	—	—	102,816
Change in fair value of derivative instruments	(115)	(806)	—	(921)	—	—	(921)
	(127,375)	(1,568)	—	(128,943)	(10,439)	—	(139,382)
Net income (loss) from continuing operations	13,318	160,869	(160,869)	13,318	(558)	12,459	25,219
Discontinued operations	—	—	—	—	(13,507)	—	(13,507)
Net income (loss)	13,318	160,869	(160,869)	13,318	(14,065)	12,459	11,712
Less: net loss attributable to noncontrolling interests	—	—	—	—	(1,606)	—	(1,606)
Net income (loss) attributable to Station Casinos LLC	$13,318	$160,869	$(160,869)	$13,318	$(12,459)	$12,459	$13,318

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE YEAR ENDED DECEMBER 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$83,281	$241,166	$(241,166)	$83,281	$(40,350)	$28,395	$71,326
Other comprehensive income:
Unrealized gain (loss) on interest rate swaps:
Unrealized loss arising during period	(7,999)	(7,415)	7,415	(7,999)	—	—	(7,999)
Reclassification of unrealized loss into income	12,896	4,504	(4,504)	12,896	—	—	12,896
Unrealized gain (loss) on interest rate swaps, net	4,897	(2,911)	2,911	4,897	—	—	4,897
Unrealized loss on available–for–sale securities	(63)	—	—	(63)	—	—	(63)
Other comprehensive income (loss)	4,834	(2,911)	2,911	4,834	—	—	4,834
Comprehensive income (loss)	88,115	238,255	(238,255)	88,115	(40,350)	28,395	76,160
Less comprehensive loss attributable to noncontrolling interests	—	—	—	—	(11,955)	—	(11,955)
Comprehensive income (loss) attributable to Station Casinos LLC	$88,115	$238,255	$(238,255)	$88,115	$(28,395)	$28,395	$88,115

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME FOR THE YEAR ENDED DECEMBER 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(104,426)	$179,052	$(179,052)	$(104,426)	$(22,684)	$13,617	$(113,493)
Other comprehensive income:
Unrealized loss on interest rate swaps:
Unrealized gain arising during period	772	3,015	(3,015)	772	—	—	772
Reclassification of unrealized loss into income	13,133	4,444	(4,444)	13,133	—	—	13,133
Unrealized gain on interest rate swaps, net	13,905	7,459	(7,459)	13,905	—	—	13,905
Unrealized loss on available–for–sale securities	(166)	—	—	(166)	—	—	(166)
Other comprehensive income	13,739	7,459	(7,459)	13,739	—	—	13,739
Comprehensive (loss) income	(90,687)	186,511	(186,511)	(90,687)	(22,684)	13,617	(99,754)
Less comprehensive loss attributable to noncontrolling interests	—	—	—	—	(9,067)	—	(9,067)
Comprehensive (loss) income attributable to Station Casinos LLC	$(90,687)	$186,511	$(186,511)	$(90,687)	$(13,617)	$13,617	$(90,687)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE YEAR ENDED DECEMBER 31, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$13,318	$160,869	$(160,869)	$13,318	$(14,065)	$12,459	$11,712
Other comprehensive loss:
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(18,918)	(5,184)	5,184	(18,918)	—	—	(18,918)
Reclassification of unrealized loss into income	13,187	4,411	(4,411)	13,187	—	—	13,187
Unrealized loss on interest rate swaps, net	(5,731)	(773)	773	(5,731)	—	—	(5,731)
Unrealized gain on available–for–sale securities	213	—	—	213	—	—	213
Other comprehensive loss	(5,518)	(773)	773	(5,518)	—	—	(5,518)
Comprehensive income (loss)	7,800	160,096	(160,096)	7,800	(14,065)	12,459	6,194
Less comprehensive loss attributable to noncontrolling interests	—	—	—	—	(1,606)	—	(1,606)
Comprehensive income (loss) attributable to Station Casinos LLC	$7,800	$160,096	$(160,096)	$7,800	$(12,459)	$12,459	$7,800

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(118,162)	$361,733	$—	$243,571	$(1,272)	$—	$242,299
Cash flows from investing activities:
Capital expenditures, net of related payables	(32,614)	(66,871)	—	(99,485)	(3,164)	—	(102,649)
Proceeds from sale of land, property and equipment	18	2,721	—	2,739	—	—	2,739
Investment in joint ventures	—	(33)	—	(33)	(5,778)	—	(5,811)
Investment in subsidiaries	(5,778)	(13,531)	—	(19,309)	—	19,309	—
Distributions in excess of earnings from joint ventures	—	1,019	—	1,019	—	—	1,019
Distributions from subsidiaries	21,818	10,094	(21,818)	10,094	—	(10,094)	—
Proceeds from repayment of Native American development costs	—	66,048	—	66,048	—	—	66,048
Proceeds from repayment of advances to subsidiaries, net	170,439	—	(170,439)	—	—	—	—
Loans to parent, net	—	(160,490)	160,490	—	—	—	—
Native American development costs	—	(2,630)	—	(2,630)	—	—	(2,630)
Other, net	714	(762)	—	(48)	50	—	2
Net cash provided by (used in) investing activities	154,597	(164,435)	(31,767)	(41,605)	(8,892)	9,215	(41,282)
Cash flows from financing activities:
Payments under credit agreements with original maturities greater than three months	(66,922)	—	—	(66,922)	(1,207)	—	(68,129)
Distributions to members and noncontrolling interests	(130,319)	(21,818)	21,818	(130,319)	(20,188)	10,094	(140,413)
Payments of debt issuance costs	(2,454)	—	—	(2,454)	—	—	(2,454)
Payments on derivative instruments with other-than-insignificant financing element	(8,948)	(2,032)	—	(10,980)	—	—	(10,980)
Loans from subsidiaries, net	160,490	—	(160,490)	—	—	—	—
Payments on advances from parent, net	—	(170,439)	170,439	—	—	—	—
Capital contributions from members	—	—	—	—	19,309	(19,309)	—
Capital contributions from noncontrolling interests	—	—	—	—	9,969	—	9,969
Other, net	(1,910)	(2,018)	—	(3,928)	(1)	—	(3,929)
Net cash (used in) provided by financing activities	(50,063)	(196,307)	31,767	(214,603)	7,882	(9,215)	(215,936)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued) FOR THE YEAR ENDED DECEMBER 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
(Decrease) increase in cash and cash equivalents	(13,628)	991	—	(12,637)	(2,282)	—	(14,919)
Balance, beginning of year	27,182	103,584	—	130,766	6,855	—	137,621
Balance, end of year	$13,554	$104,575	$—	$118,129	$4,573	$—	$122,702

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$122,202	$2,383	$—	$124,585	$3,283	$—	$127,868
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$2,063	$15,040	$—	$17,103	$257	$—	$17,360

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(99,353)	$326,171	$—	$226,818	$2,305	$—	$229,123
Cash flows from investing activities:
Capital expenditures, net of related payables	(282)	(81,313)	—	(81,595)	(4,693)	—	(86,288)
Proceeds from sale of land, property and equipment	43	3,412	—	3,455	13	—	3,468
Investments in joint ventures	—	(4,598)	—	(4,598)	—	—	(4,598)
Investment in subsidiaries	—	(19,903)	—	(19,903)	—	19,903	—
Advances to subsidiaries, net	(499,381)	—	499,381	—	—	—	—
Distributions in excess of earnings from joint ventures	—	315	—	315	—	—	315
Distributions from subsidiaries	21,383	10,202	(21,383)	10,202	—	(10,202)	—
Loans to parent, net	—	(145,661)	145,661	—	—	—	—
Native American development costs	—	(3,551)	—	(3,551)	—	—	(3,551)
Other, net	6	(2,254)	—	(2,248)	(128)	—	(2,376)
Net cash used in investing activities	(478,231)	(243,351)	623,659	(97,923)	(4,808)	9,701	(93,030)
Cash flows from financing activities:
Proceeds from issuance of 7.50% Senior Notes	499,935	—	—	499,935	—	—	499,935
Repayments of Senior Notes	(625,000)	—	—	(625,000)	—	—	(625,000)
Borrowings under credit agreements with original maturities greater than three months	1,611,622	—	—	1,611,622	—	—	1,611,622
Payments under credit agreements with original maturities of three months or less, net	(5,000)	—	—	(5,000)	—	—	(5,000)
Payments under credit agreements with original maturities greater than three months	(936,831)	(573,562)	—	(1,510,393)	(2,855)	—	(1,513,248)
Distributions to members and noncontrolling interests	(46,480)	(21,383)	21,383	(46,480)	(20,406)	10,202	(56,684)
Payments of debt issuance costs	(33,248)	(2,654)	—	(35,902)	—	—	(35,902)
Payments on derivative instruments with other-than-insignificant financing elements	(7,003)	(2,036)	—	(9,039)	—	—	(9,039)
Loans from subsidiaries, net	145,661	—	(145,661)	—	—	—	—
Advances from parent, net	—	499,381	(499,381)	—	—	—	—

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued) FOR THE YEAR ENDED DECEMBER 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Capital contributions from members	—	—	—	—	19,903	(19,903)	—
Capital contributions from noncontrolling interests	—	—	—	—	15,316	—	15,316
Other, net	(1,731)	(822)	—	(2,553)	(6,799)	—	(9,352)
Net cash provided by (used in) financing activities	601,925	(101,076)	(623,659)	(122,810)	5,159	(9,701)	(127,352)
Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
Increase in cash and cash equivalents	24,341	(18,256)	—	6,085	2,656	—	8,741
Balance, beginning of year	2,841	121,840	—	124,681	4,199	—	128,880
Balance, end of year	$27,182	$103,584	$—	$130,766	$6,855	$—	$137,621
Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$106,923	$10,272	$—	$117,195	$45	$—	$117,240
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$—	$11,395	$—	$11,395	$97	$—	$11,492
Issuance of note payable with option by Fertitta Interactive in exchange for redemption of noncontrolling interest	$—	$—	$—	$—	$4,600	$—	$4,600

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(79,074)	$265,993	$—	$186,919	$19,705	$—	$206,624
Cash flows from investing activities:
Capital expenditures, net of related payables	(1,839)	(57,783)	—	(59,622)	(2,355)	—	(61,977)
Proceeds from sale of land, property and equipment	13	895	—	908	—	—	908
Acquisition of Fertitta Interactive	—	(8,704)	—	(8,704)	963	—	(7,741)
Distributions in excess of earnings from joint ventures	—	492	—	492	—	—	492
Distributions from subsidiaries	59,525	11,243	(59,525)	11,243	—	(11,243)	—
Proceeds from repayment of Native American development costs	—	195,779	—	195,779	—	—	195,779
Loans to parent, net	—	(147,353)	147,353	—	—	—	—
Native American development costs	—	(19,882)	—	(19,882)	—	—	(19,882)
Other, net	(45)	(4,666)	—	(4,711)	(1,396)	—	(6,107)
Net cash provided by (used in) investing activities	57,654	(29,979)	87,828	115,503	(2,788)	(11,243)	101,472
Cash flows from financing activities:
Borrowings under credit agreements with original maturities greater than three months	97,000	574,687	—	671,687	—	—	671,687
Borrowings under credit agreements with original maturities of three months or less, net	(3,400)	(7,800)	—	(11,200)	—	—	(11,200)
Payments under credit agreements with original maturities greater than three months	(190,110)	(689,251)	—	(879,361)	(1,250)	—	(880,611)
Cash paid for early extinguishment of debt	—	(9,882)	—	(9,882)	—	—	(9,882)
Distributions to members and noncontrolling interests	(9,240)	(59,525)	59,525	(9,240)	(22,545)	11,243	(20,542)
Deemed distribution	(12,638)	—	—	(12,638)	—	—	(12,638)
Payments of debt issuance costs	(758)	(15,663)	—	(16,421)	—	—	(16,421)
Loans from subsidiaries, net	147,353	—	(147,353)	—	—	—	—
Capital contributions from noncontrolling interests	—	—	—	—	8,616	—	8,616
Other, net	(1,526)	(514)	—	(2,040)	153	—	(1,887)
Net cash provided by (used in) financing activities	26,681	(207,948)	(87,828)	(269,095)	(15,026)	11,243	(272,878)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS (continued) FOR THE YEAR ENDED DECEMBER 31, 2012 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
Increase in cash and cash equivalents	5,261	28,066	—	33,327	1,891	—	35,218
Balance, beginning of year	(2,420)	93,774	—	91,354	2,308	—	93,662
Balance, end of year	$2,841	$121,840	$—	$124,681	$4,199	$—	$128,880

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$72,586	$36,265	$—	$108,851	$24	$—	$108,875
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$—	$22,038	$—	$22,038	$245	$—	$22,283
Equity issued to noncontrolling interests in Fertitta Interactive in settlement of notes payable	$—	$—	$—	$—	$8,148	$—	$8,148

21.    Quarterly Financial Information (Unaudited)
Quarterly financial information is presented below (amounts in thousands):

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$326,477	$321,747	$309,656	$333,736
Operating income	67,236	48,272	33,714	70,620
Net income (loss) from continuing operations	23,915	60,729	(3,799)	33,891
Discontinued operations	(10,328)	(6,120)	(26,521)	(441)
Net income (loss)	13,587	54,609	(30,320)	33,450
Net income (loss) attributable to Station Casinos LLC	15,284	55,361	(20,848)	33,484

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$311,786	$315,094	$302,711	$326,546
Operating income	51,587	51,596	40,257	61,843
Net (loss) income from continuing operations	(138,253)	11,578	(265)	39,100
Discontinued operations	(3,893)	(4,212)	(4,703)	(12,845)
Net (loss) income	(142,146)	7,366	(4,968)	26,255
Net (loss) income attributable to Station Casinos LLC	(140,792)	7,296	(4,696)	33,766
As discussed in Note 3, Fertitta Interactive ceased operations in the fourth quarter of 2014, and its operating results were reclassified to discontinued operations for all periods presented. As a result of the reclassification, quarterly results from continuing operations presented herein do not agree to amounts previously reported.
The effects of significant non-routine transactions were as follows:
Year ended December 31, 2014
Second Quarter: Includes $49.1 million gain on repayment of advances by Graton Resort.
Year ended December 31, 2013
First Quarter: Includes $146.8 million loss on debt extinguishment resulting from the March 2013 refinancing transactions.
Fourth Quarter: Includes development and management fees totaling $14.7 million from Graton Resort, which opened in November 2013 and a $17.0 million gain on repayment of related advances.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on our assessment we believe that, as of December 31, 2014, the Company's internal control over financial reporting is effective based on those criteria.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2014, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Managers consist of up to seven members designated as follows: (i) up to three individuals designated by FI Station Investor and its affiliates (the "Fertitta Directors"); (ii) up to two individuals designated by German American Capital Corporation (the "Lender Directors"); and (iii)  up to two individuals that qualify as "independent" based upon the listing standards of the New York Stock Exchange ("NYSE") designated by the Fertitta Directors, subject to the approval of the Lender Directors.
Set forth below are the names, ages, positions and biographical information of our managers and executive officers.

Name	Age	Position
Frank J. Fertitta III (*)	53	Manager and Chief Executive Officer
Stephen L. Cavallaro	57	President and Chief Operating Officer
Marc J. Falcone	42	Executive Vice President, Chief Financial Officer and Treasurer
Richard J. Haskins	51	Executive Vice President, General Counsel and Secretary
Scott M Nielson	57	Executive Vice President and Chief Development Officer
Lorenzo J. Fertitta (*)	46	Manager
Robert A. Cashell, Jr.	49	Manager
James E. Nave, D.V.M.	70	Manager
Robert E. Lewis	69	Manager
_______________________________________________
(*) Frank J. Fertitta III and Lorenzo J. Fertitta are brothers.
Set forth below is a description of the backgrounds, including business experience, for each of our managers and executive officers.
Frank J. Fertitta III.  Mr. Fertitta has been the Chief Executive Officer of Fertitta Entertainment since April 2011, our Chief Executive Officer since January 2011, and a member of our Board of Managers since June 2011. Mr. Fertitta also served as our President from January 2011 to October 2012. Mr. Fertitta served as Chairman of the Board of STN from February 1993, Chief Executive Officer of STN from July 1992 and President of STN from July 2008, in each case through June 2011.  Mr. Fertitta also served as President of STN from 1989 until July 2000. He has held senior management positions since 1985, when he was named General Manager of Palace Station. He was elected a director of STN in 1986, at which time he was also appointed Executive Vice President and Chief Operating Officer. Mr. Fertitta is a co-owner of Fertitta Entertainment and Zuffa, LLC which is the parent company of the Ultimate Fighting Championship, a martial arts promotion organization.  We believe that Mr. Fertitta's experience and business expertise in the gaming industry, as well as his position as one of our principal equityholders, give him the qualifications and skills to serve as a Manager.
Stephen L. Cavallaro. Mr. Cavallaro has served as President of Fertitta Entertainment and the Company since October 2012, and as Chief Operating Officer of Fertitta Entertainment and the Company since June 2013. Mr. Cavallaro served as the Chairman, President and Chief Executive Officer of Cavallaro Consulting Group from 2005 to 2012. From 2001 to 2004, Mr. Cavallaro was Executive Vice President and Chief Operating Officer of Station Casinos, Inc. From 2000 to 2001, he served as Chairman, President and CEO of Cavallaro Consulting Group. Mr. Cavallaro served as President and Chief Executive Officer of Travelscape.com from 1999 to 2000. Mr. Cavallaro served as Executive Vice President and Chief Operating Officer of Harveys Casino Resorts from 1996 to 1999. From 1994 to 1995, he served as Senior Vice President and General Manager of Hard Rock Hotel & Casino.

Marc J. Falcone.  Mr. Falcone has served as Chief Financial Officer of Fertitta Entertainment since November 2010 and our Chief Financial Officer since January 2011. Mr. Falcone also has served as our Treasurer since January 2013.  From June 2008 to October 2010, Mr. Falcone worked at Goldman Sachs where he focused on restructuring transactions in the hospitality and gaming sectors under that firm's Whitehall division. From May 2006 to June 2008 Mr. Falcone was a senior analyst at Magnetar Capital, LLC (an alternative asset management firm), covering the gaming, lodging, leisure, REIT and airline industries.  From May 2002 to June 2006, Mr. Falcone was a Managing Director for Deutsche Bank Securities Inc.

covering gaming, lodging and leisure companies and was recognized as one of the industry's top analysts.  Prior to joining Deutsche Bank Securities Inc., Mr. Falcone worked for Bear Stearns & Co., also covering the gaming, lodging, and leisure industries.

Richard J. Haskins.  Mr. Haskins has served as Executive Vice President, General Counsel and Secretary of Fertitta Entertainment and the Company since April 2011 and January 2011, respectively, and served as Executive Vice President and Secretary of STN from July 2004 and served as General Counsel of STN from April 2002, in each case through June 2011.  He previously served as Assistant Secretary of STN from September 2003 to July 2004, as Vice President and Associate General Counsel of STN from November 1998 to March 2002 and as General Counsel of Midwest Operations of STN from November 1995 to October 1998. Mr. Haskins is a member of the American Bar Association, Kansas Bar Association, Missouri Bar Association and Nevada Bar Association.

Scott M Nielson.   Mr. Nielson has served as Executive Vice President and Chief Development Officer of Fertitta Entertainment and the Company since January 2011 and served as Chief Development Officer of STN from July 2004 and as an Executive Vice President of STN since June 1994, in each case through June 2011.  He served as Chief Legal Officer of STN from March 2002 to July 2004 and General Counsel of STN from 1991 to March 2002.  From 1992 to July 2004, he served as Secretary of STN. From 1991 through June 1994, he served as Vice President of STN. From 1986 to 1991, Mr. Nielson was in private legal practice as a partner in the Las Vegas firm of Schreck, Jones, Bernhard, Woloson & Godfrey (now Brownstein Hyatt Farber Schreck, LLP), where he specialized in gaming law and land use planning and zoning. Mr. Nielson is a member of the American Bar Association, the Nevada Bar Association and the International Association of Gaming Attorneys.

Lorenzo J. Fertitta.  Mr. Fertitta has served as a member of our Board of Managers since June 2011 and served as Vice Chairman of the Board of STN from December 2003 and as a director from 1991, in each case through June 2011. Mr. Fertitta also served as President of STN from July 2000 until June 30, 2008. Mr. Fertitta is a co-owner of Fertitta Entertainment and Zuffa, LLC and has served as the chairman and chief executive officer of Zuffa since June 2008. From 1991 to 1993, he served as Vice President of STN. Mr. Fertitta served as President and Chief Executive Officer of Fertitta Enterprises, Inc. from June 1993 to July 2000, where he was responsible for managing an investment portfolio consisting of marketable securities and real property. Mr. Fertitta served as a member of the Board of Directors of the Nevada Resort Association from 2001 to 2008. Mr. Fertitta served as a director of the American Gaming Association from December 2005 to May 2008 and as a commissioner on the Nevada State Athletic Commission from November 1996 until July 2000. We believe that Mr. Fertitta's experience and business expertise in the gaming industry, as well as his position as one of our principal equityholders, give him the qualifications and skills to serve as a Manager.

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

James E. Nave, D.V.M.  Dr. Nave has served as a member of our Board of Managers since June 2011 and served as a director of STN from March 2001 until June 2011. During that period, he was the Chairman of the Audit Committee and served on the Governance and Compensation Committee. Dr. Nave has been an owner of the Tropicana Animal Hospital since 1974 and has been the owner and manager of multiple veterinary hospitals since 1976. Dr. Nave served on the Board of Directors of Bank of Nevada (formerly Bank West of Nevada) from 1994 to January 2014. Dr. Nave has served on the Board of Directors of Western Alliance Bancorporation since 2003, where he also serves as a member of the Audit and Compensation Committees. Dr. Nave also served as the Director of International Affairs for the American Veterinary Medical Association (the "AVMA") from July 2001 to July 2013. Previously Dr. Nave served as the Globalization Liaison Agent for Education and Licensing of the AVMA, and he was also the Chairperson of the AVMA's National Commission for Veterinary Economics Issues from 2001 through July 2007. In addition, Dr. Nave is a member and past President of the Nevada Veterinary Medical Association, the Western Veterinary Conference and the American Veterinary Medical Association. He is also a member of the Clark County Veterinary Medical Association, the National Academy of Practitioners, the American Animal Hospital

Association and previously served on the Executive Board of the World Veterinary Association. Dr. Nave was the chairman of the University of Missouri College of Veterinary Medicine Development Committee from 1984 to 1992. He was also a member of the Nevada State Athletic Commission from 1988 to 1999 and served as its chairman from 1989 to 1992 and from 1994 to 1996. We believe that Dr. Nave's financial and business expertise, including his diversified background of managing and directing a variety of public and private organizations, give him the qualifications and skills to serve as a Manager.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and managers who directly or indirectly beneficially own more than 10% of our equity securities to file reports of ownerships on Forms 3, 4 and 5 with the SEC. Executive officers, directors and 10% stockholders are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 they file. Based solely on our review of the copies of such forms we have received, we believe that all of our executive officers, managers and greater than 10% beneficial owners complied with all of the filing requirements applicable to them with respect to transactions during 2014.
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
Board Leadership Structure and Risk Oversight
We do not have a formal policy regarding the separation of the roles of Chief Executive Officer and Manager, as we believe making that determination based on the position and direction of the Company and the membership of the Board of Managers is in our best interest. Frank J. Fertitta III serves as member of our Board of Managers and our Chief Executive Officer. The Board of Managers determined that the combination of these roles is in the best interest of our stakeholders because this structure makes the best use of Mr. Fertitta's extensive knowledge of the Company and its industry, as well as fostering greater communication between our management and our Board of Managers.
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
Compensation Discussion and Analysis
This section discusses the material elements of the compensation of each of our executive officers as of December 31, 2014 identified below, whom we refer to as our "Named Executive Officers":

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
Set forth below is information about all compensation for services rendered to us or our subsidiaries by each Named Executive Officer in all capacities for the years ended December 31, 2014, 2013 and 2012 pursuant to the Management Agreements.
Compensation Committee Report
We do not have a separate compensation committee. We, as the Board of Managers, have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on this review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2014.
Respectfully Submitted,

Frank J. Fertitta III
Lorenzo J. Fertitta
Robert A. Cashell, Jr.
James E. Nave, D.V.M.
Robert E. Lewis

SUMMARY COMPENSATION TABLE
The following table sets forth information regarding compensation paid by Fertitta Entertainment to our Named Executive Officers for services rendered to us in all executive capacities during the years ended December 31, 2014, 2013 and 2012.

Name and Principal Position	Year	Salary ($)(a)	Bonus ($)(b)	Stock Awards ($)(c)	Option Awards ($)(d)	All Other Compensation ($)(e)	Total ($)
Frank J. Fertitta III	2014	$1,000,000	$1,000,000	$—	$—	$527,433	$2,527,433
Chairman of the Board	2013	1,000,000	1,000,000	—	—	394,500	2,394,500
and Chief Executive Officer	2012	1,000,000	1,000,000	—	—	444,149	2,444,149

Stephen L. Cavallaro	2014	1,031,698	1,205,402	—	—	61,941	2,299,041
President and Chief Operating Officer	2013	1,030,493	1,000,000	—	—	51,309	2,081,802
	2012	219,484	750,000	—	—	41,057	1,010,541

Marc J. Falcone	2014	503,846	500,000	—	—	26,803	1,030,649
Executive Vice President,	2013	529,011	500,000	—	—	34,924	1,063,935
Chief Financial Officer and Treasurer	2012	537,692	375,000	—	—	120,018	1,032,710

Richard J. Haskins	2014	503,846	500,000	—	—	14,200	1,018,046
Executive Vice President,	2013	521,586	500,000	—	—	17,900	1,039,486
General Counsel and Secretary	2012	518,846	375,000	—	—	16,010	909,856

Scott M Nielson	2014	471,154	—	—	—	43,315	514,469
Executive Vice President and	2013	521,586	375,000	—	—	25,671	922,257
Chief Development Officer	2012	518,846	375,000	—	—	19,201	913,047
_____________________________________

(a)	Amounts shown are salary amounts earned without consideration as to the year of payment.

(b)	Amounts represent bonuses earned without consideration as to the year of payment.

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

(e)    All Other Compensation for 2014 consisted of the following:

Benefits and Perquisites ($)	Frank J. Fertitta III		Stephen L. Cavallaro	Marc J. Falcone		Richard J. Haskins	Scott M Nielson
Life insurance	$216,890		$26,005	$4,005		$2,700	$8,421
Supplemental long-term disability	—		—	—		—	6,660
Executive medical	123,397		32,536	13,101		3,500	18,234
Tax preparation services	—		3,400	5,200		8,000	10,000
Other	187,146	(i)	—	4,497	(ii)	—	—
Total	$527,433		$61,941	$26,803		$14,200	$43,315
________________________________________________
(i)    Represents personal use of aircraft leased by Fertitta Entertainment.
(ii)    Represents security services.

Discussion of Summary Compensation Table
The annual base salary for each Named Executive Officer other than Frank J. Fertitta III is set forth in his employment agreement with Fertitta Entertainment. Mr. Fertitta does not have an employment agreement with Fertitta Entertainment. The base salary for each of the Named Executive Officers is reviewed on an annual basis and is subject to adjustment (for increase but not for decrease) based on an evaluation of the executive's performance. Actual base salary amounts, stock awards, cash bonus awards and other compensation for 2014 were determined by Fertitta Entertainment's managing members. The base salaries, stock awards, cash bonus awards and other compensation that were awarded to each Named Executive Officer during the years ended December 31, 2014, 2013 and 2012 are detailed in the above tables. A description of the material terms of the Named Executive Officers' employment agreements is set forth below.
Fertitta Entertainment entered into employment agreements with Mr. Cavallaro on October 10, 2012, with Mr. Falcone on October 29, 2009, and with Messrs. Haskins and Nielson as of June 16, 2011 (collectively, the "Employment Agreements"). Mr. Nielson's employment agreement was amended in November 2014 to reduce his base salary to $250,000 per year. All of the Employment Agreements have five-year terms, but are subject to automatic three-year extensions unless Fertitta Entertainment or the Named Executive Officer who is party thereto gives notice at least 30 days prior to the end of the then-current term or unless the employment agreement is otherwise terminated pursuant to the terms of such agreement. The Employment Agreements do not prohibit the Named Executive Officers from engaging in charitable and community affairs or managing personal investments during the term of their employment.
Each Employment Agreement provides for a base salary (to be reviewed annually for increase but not decrease) and an annual cash bonus to be based on the Named Executive Officer's performance and to be determined by Fertitta Entertainment's managing members. The annual base salary for the Named Executive Officers as provided in the employment agreements with Fertitta Entertainment is $1,000,000 for Mr. Cavallaro, $500,000 for Mr. Falcone, $500,000 for Mr. Haskins and $250,000 for Mr. Nielson. The base salary for Messrs. Falcone and Haskins was increased to $600,000 per year in December 2014. Mr. Cavallaro’s employment agreement provides for a guaranteed bonus of $1,000,000 for each of 2013 and 2014, and the employment agreements for each of Messrs. Falcone, Haskins and Nielson provide for a target bonus of 100% of such executive’s annual base salary.
The Employment Agreements provide that the Named Executive Officers are also entitled to certain other benefits and perquisites in addition to those made available to Fertitta Entertainment's management generally. Perquisites include, but are not limited to, four weeks of vacation per year.
For a discussion of the benefits to be paid to the Named Executive Officers upon termination of their Employment Agreements, please see the section entitled "Potential Payments Upon Termination of Employment" below.
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
The FE Profit Units held by Mr. Haskins are scheduled to vest in five equal installments beginning June 16, 2011 and each of the first four anniversaries thereof. The FE Profit Units held by Mr. Falcone are scheduled to vest in five equal annual installments on the anniversary of the effective date of his employment agreement with Fertitta Entertainment. The FI Profit Units held by each of the Named Executive Officers (other than Mr. Cavallaro) vest in four equal annual installments beginning on October 28, 2012 and on each of the first three anniversaries thereof. The Profit Units held by Mr. Cavallaro are scheduled to vest in installments of 25% on each of October 10, 2013 and 2014 with the remaining 50% scheduled to vest on October 10, 2015. All of the Profit Units held by Mr. Nielson have vested, as the installment scheduled to vest in 2015 was forfeited by Mr. Nielson in November 2014. Vesting of unvested Profit Units will be accelerated upon certain change-of-control events. Unvested Profit Units are subject to forfeiture upon termination of employment of the holder thereof. Vested Profit Units are subject to call rights of Fertitta Entertainment or FI Station Investor, as applicable, in the event of termination of employment of the holder thereof for any reason, forfeiture in the event of termination of employment of the holder for specified acts or violations of employment agreements. The FE Profit Units permit the holders thereof to participate in distributions made by Fertitta Entertainment following the return of capital contributions to the holders of common units of Fertitta Entertainment. The FI Profit Units permit the holders thereof to participate in distributions made by FI Station Investor following the return of capital contributions and a return on investment of 15% per annum to the holders of common units of FI Station Investor. The

FE Profit Units and FI Profit Units held by the Named Executive Officers as of December 31, 2014 represent approximately 9.5% and 7.6% of the total outstanding units in Fertitta Entertainment and FI Station Investor, respectively.

OUTSTANDING EQUITY AWARDS
The following table sets forth information concerning all unvested equity-based awards held by the Named Executive Officers as of December 31, 2014.

Profit Unit Awards
Name	Number of Profit Units That Have Not Vested (#)(a)		Market Value of Profit Units That Have Not Vested ($)(b)
Frank J. Fertitta III	—		$—
Stephen L. Cavallaro (1)	1,500	FE	—
	2,709,351	FI	—
Marc J. Falcone (2)	—	FE	—
	1,128,896.5	FI	—
Richard J. Haskins (3)	500	FE	—
	1,128,896.5	FI	—
Scott M Nielson	—	FE	—
	—	FI	—

(a)	Represents indirect interest in profit units of Fertitta Entertainment and FI Station Investor.

(1)	Mr. Cavallaro's unvested awards will vest on October 10, 2015.

(2)	Mr. Falcone's unvested awards will vest on October 28, 2015.

(3)	Mr. Haskins' unvested FE Profit Units will vest on June 15, 2015 and unvested FI Profit Units will vest on October 28, 2015.
All vesting is conditioned upon such named executive officer being an employee of Fertitta Entertainment or an affiliate of Fertitta Entertainment on the vesting date.

(b)
The market value of the unvested awards is not readily determinable as they represent indirect interests in profit units of private limited liability companies. The obligations with respect to FE Profit Units and FI Profit Units are obligations exclusively of Fertitta Entertainment and FI Station Investor, respectively. As such, none of the Named Executive Officers has received any payments from the Company in connection with such Profit Units and neither we nor our subsidiaries are obligated, nor do we expect, to directly pay any amounts in respect of such Profit Units.

PROFIT UNITS VESTED DURING 2014
The following table sets forth information concerning the vesting of Profit Unit awards during the year ended December 31, 2014:

	Profit Unit Awards
Name	Number of Profit Units Acquired on Vesting (#)(a)		Value Realized on Vesting ($)(b)
Frank J. Fertitta III	—		$—
Stephen L. Cavallaro	750	FE	570,000	(c)
	1,354,676	FI	—
Marc. J. Falcone	500	FE	—
	1,128,896.5	FI	—
Richard J. Haskins	500	FE	—
	1,128,896.5	FI	—
Scott M Nielson	500	FE	—
	1,128,896.5	FI	—

(a)	Represents the vesting of FE Profit Units and FI Profit Units.

(b)
The market value of the vested Profit Unit awards is not readily determinable as they represent indirect interests in profit units of private limited liability companies. The obligations with respect to FE Profit Units and FI Profit Units are obligations exclusively of Fertitta Entertainment and FI Station Investor, respectively. As such, none of the Named Executive Officers has received any payments from the Company in connection with such Profit Units and neither we nor our subsidiaries are obligated, nor do we expect, to pay any amounts in respect of such Profit Units.

(c)	Represents the aggregate dollar amount realized on transfer of FE Profit Units to Fertitta Entertainment during the year ended December 31, 2014.
POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE IN CONTROL
As described in "Compensation Discussion and Analysis—Employment Agreements," each of the Named Executive Officers (other than Frank J. Fertitta III) is party to an employment agreement that requires Fertitta Entertainment to make payments and provide benefits to such Named Executive Officer upon the termination of his employment with Fertitta Entertainment under various scenarios. The Employment Agreements do not provide for any additional payments or benefits under a voluntary termination of employment by the Named Executive Officer or involuntary termination by Fertitta Entertainment for Cause (as defined in the Employment Agreements). Under those scenarios, the Named Executive Officers are only entitled to their accrued and unpaid obligations, such as salary. The Company is not required to make any payments to the Named Executive Officers upon termination of employment by Fertitta Entertainment.
A description of the payments and benefits that Fertitta Entertainment is required to provide to the Named Executive Officers under their Employment Agreements upon various termination events is set forth below.
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
A breach by the applicable Named Executive Officer of Fertitta Entertainment of a material representation of the applicable Named Executive Officer in the Employment Agreement (as determined by the managing members of Fertitta Entertainment (or their designees) also constitutes "Cause" pursuant to the employment agreements for Messrs. Falcone, Haskins and Nielson).
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

MANAGER COMPENSATION FOR 2014
The following table discloses the compensation for members of our Board of Managers for the year ended December 31, 2014:

Name	Fees Earned or Paid in Cash ($)	Total ($)
Frank J. Fertitta III	$125,000	$125,000
Lorenzo J. Fertitta	125,000	125,000
James E. Nave, D.V.M.	125,000	125,000
Robert A. Cashell, Jr.	125,000	125,000
Robert E. Lewis	125,000	125,000
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

GOVERNANCE AND COMPENSATION COMMITTEE
INTERLOCKS AND INSIDER PARTICIPATION
Since we do not have a standing compensation committee, governance and compensation decisions are made by our entire board, subject to supermajority approval to the extent required pursuant to the Equityholders Agreement. The members of our Board of Managers are Frank J. Fertitta III, Lorenzo J. Fertitta, Dr. James E. Nave, D.V.M., Robert A. Cashell, Jr., and Robert E. Lewis. Frank J. Fertitta III is an officer of the Company and certain of our subsidiaries. During the year ended December 31, 2014, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, other than Fertitta Entertainment, whose executive officers served as a manager or member of our Board of Managers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
We have two classes of membership interests: (1) Voting Units and (2) Non-Voting Units. The following table shows the beneficial ownership of our membership interests of our Managers, Named Executive Officers and each person who, as of March 10, 2015, beneficially owned more than 5% of our membership interests.

Name and Address of Beneficial Owner	Voting Units	% of Voting Units	Non-Voting Units	% of Non-Voting Units
Station Voteco LLC (a)	100.0	100.0%	—	—%
Station Holdco LLC (b)	—	—%	100.0	100.0%
FI Station Investor LLC	—	—%		58.4%	*
German American Capital Corporation (c)	—	—%		25.0%	*
Oaktree SC Investments CTB, LLC (d)				5.6%	*
FMR LLC (e)				8.7%	*
Frank J. Fertitta III	61.4	61.4%		58.4%	* (f)
Lorenzo J. Fertitta	61.4	61.4%		58.4%	* (f)
Robert A. Cashell, Jr.	38.6	38.6%		—%
Named Executive Officers and Managers as a Group (g)	100.0	100.0%		58.4%
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

(f)
FI Station Investor LLC is managed by Fertitta Holdco LLC, an entity that is owned by Frank J. Fertitta III and Lorenzo J. Fertitta.  Interests in FI Station Investor LLC are held by Fertitta Investment LLC,  which is beneficially owned by Frank J. Fertitta III and Lorenzo J. Fertitta, and FI Employee Investco LLC and FI Employeeco LLC, which are managed by Fertitta Holdco LLC.   Messrs. Cavallaro, Falcone, Haskins and Nielson hold beneficial interests in FI Employeeco LLC, which is the holder of the FI Profit Interests.  Messrs. Falcone, Haskins and Nielson hold beneficial interests in FI Employee Investco LLC, which give Mr. Nielson an indirect interest of approximately 1.16%, Mr. Haskins an indirect interest of approximately  0.93% and Mr. Falcone an indirect interest in approximately 0.35% of the outstanding common interests of FI Station Investor LLC.  Frank J. Fertitta III and Lorenzo J. Fertitta disclaim beneficial ownership of the non-voting membership interests of the Company except to the extent of any pecuniary interest therein.

(g)	Named executive offices and managers as a group consist of nine persons.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
At December 31, 2014, none of our equity securities are authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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
The Management Agreements have a term of 25 years and are non-terminable by the Owner except under specified circumstance, including breaches of such agreement or gross negligence or willful misconduct of the Manager, suspension of gaming licenses, certain bankruptcy events, change-of-control events or failure of the performance test by the Manager. To fail the performance test (which is subject to cure if the Manager elects to make certain cure payments), Manager must fail both the (i) "Budget EBITDA Test" and the (ii) "Market EBITDA Test" for two consecutive fiscal years, starting with the sixth and seventh fiscal years during the term of the Management Agreements.
While the Manager has authority to manage the day-to-day operations of the managed properties, the Manager is required pursuant the terms of the Management Agreements to seek the approval of Owner with respect to certain significant decisions.
During the year ended December 31, 2014, we recognized management fee expense totaling $48.9 million pursuant to the Management Agreements. In addition, we allocate the costs of certain shared services to Fertitta Entertainment, primarily costs related to occupancy of a portion of our corporate office building and services provided by our human resources and regulatory personnel. For the year December 31, 2014, costs allocated to Fertitta Entertainment for shared services totaled $1.2 million.
In addition, for the year ended December 31, 2014, our majority owned subsidiary, Fertitta Interactive, paid $0.9 million in management fees to Fertitta Entertainment for managerial, legal, accounting, human resources and technical services.
Credit Agreement and Restructured Land Loan
Deutsche Bank AG Cayman Islands Branch ("Deutsche Bank") is a lender, administrative agent and joint lead arranger and bookrunner for our Restructured Land Loan and Credit Agreement. German American Capital Corporation, an affiliate of Deutsche Bank, owns approximately 25% of the units of Station Holdco, the owner of all of our Non-Voting Units, has the right to designate members that hold 38.6% of the units of Station Voteco, the owner of all of our Voting Units, and has the right to designate up to two individuals to serve on our Board of Managers. The members of our Board of Managers that are designated by German American Capital Corporation could be deemed to have a material direct or indirect interest in the Credit Agreement and the Restructured Land Loan by virtue of its relationship with Deutsche Bank.
Boulder Station Lease
We lease 27 acres of land on which a portion of Boulder Station is located pursuant to a ground lease. We lease this land from KB Enterprises, a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the "Related Lessor"). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III, who is a member of our Board of Managers and Chief Executive Officer, and Lorenzo J. Fertitta, who is a member of our Board of Managers. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $222,933 through June 2018, subject to periodic increases commensurate with the fair market value of the land and a cost of living factor. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party. See Item 2. Properties for details on the Boulder Station lease.

Texas Station Lease
We lease 47 acres of land on which Texas Station is located pursuant to a ground lease. We lease this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $337,417 through July 2015, subject to periodic increases commensurate with the fair market value of the land and a cost of living factor. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party. See Item 2. Properties for details on the Texas Station lease.
Zuffa, LLC
Station has purchased tickets to events held by Zuffa, LLC ("Zuffa") which is the parent company of the Ultimate Fighting Championship ("UFC") and is owned by Frank J. Fertitta III and Lorenzo J. Fertitta. For the year ended December 31, 2014, we made payments to Zuffa totaling approximately $0.3 million for ticket purchases to, and closed circuit viewing fees of, UFC events.
Procedures for Review, Approval or Ratification of Transactions with Related Persons
Our Board of Managers has approved the related-party transaction policy and procedures for the review, approval and ratification of potential related-party transactions with of our managers and executive officers, and their immediate family members. Entry into, modification, waiver or renewal of any agreement or transaction between us and a related party, the costs of which, individually or in the aggregate, exceeds $100,000 (subject to certain exceptions contained in the Equityholders Agreement) requires a supermajority vote of the Board of Managers, which includes a majority of the Lender Directors. The Board of Managers is charged with reviewing all relevant facts and circumstances of a related-party transaction, including if the transaction is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party and the extent of the person's interest in the transaction. These policies and procedures are enumerated in the Equityholders Agreement.
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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Auditor Fees and Services
The following table summarizes the aggregate fees paid or payable to Ernst & Young, LLP, our independent auditors:

	2014	2013
Audit fees	$1,495,623	$1,649,065
Audit-related fees	—	—
Tax fees	338,337	552,574
All other fees	—	—
In addition to performing the audit of our Consolidated Financial Statements for the years ended December 31, 2014 and 2013, Ernst & Young LLP also performed quarterly reviews of our consolidated financial statements, and provided various other services to us during 2014 and 2013, including services provided in connection with our debt offerings. Audit-related fees include fees paid by us for audits of employee benefit plans. Tax fees for 2014 and 2013 were primarily related to tax advisory services. Ernst & Young LLP did not provide any services to us related to financial information systems design and implementation during 2014 and 2013.

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

		Report of Independent Registered Public Accounting Firm — Ernst & Young LLP
		Financial Statements:
		Consolidated Balance Sheets as of December 31, 2014 and 2013
		Consolidated Statements of Operations — Years ended December 31, 2014, 2013 and 2012
		Consolidated Statements of Comprehensive Income (Loss) — Years ended December 31, 2014, 2013 and 2012
		Consolidated Statements of Members' Equity — Years ended December 31, 2014, 2013 and 2012
		Consolidated Statements of Cash Flows — Years ended December 31, 2014, 2013 and 2012
		Notes to Consolidated Financial Statements
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

10.2
Amended and Restated Credit Agreement dated as of June 16, 2011 by and among CV PropCo, LLC, as borrower, NP Tropicana LLC, as leasehold holder, NP Landco Holdco LLC, as holdco, Deutsche Bank AG Cayman Islands Branch, JPMorgan Chase Bank, N.A., and each other lender from time to time party thereto, as lenders, Deutsche Bank AG Cayman Islands Branch, as administrative agent for the secured parties, JPMorgan Chase Bank, N.A., as syndication agent, and Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint book running manager. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.3
Non-Competition Agreement dated as of June 16, 2011 by and among the Company and Station Holdco LLC, Fertitta Entertainment LLC and FI Station Investor LLC, FE Propco Management LLC, FE Opco Management LLC, FE GVR Management LLC, Frank J. Fertitta III and Lorenzo J. Fertitta, and German American Capital Corporation and JPMorgan Chase Bank, N.A. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.4
Equityholders Agreement dated as of June 16, 2011 by and among the Company, certain subsidiaries and affiliates of the Company and each other holder of equity interests listed therein. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.5
Ground Lease and Sublease dated as of June 1, 1993 by and between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.6
Option to Lease or Purchase dated as of June 1, 1993 by and between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.7
Option to Acquire Interest Under Purchase Contract dated as of June 1, 1993 by and between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.8
First Amendment to Ground Lease and Sublease dated as of June 30, 1995 by and between KB Enterprises and Boulder Station, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.9
Lease Amendment No. 1, dated as of December 23, 1996 by and between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.10
Second Amendment to Ground Lease and Sublease dated as of January 7, 1997 by and between KB Enterprises and Boulder Station, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.11
Rent Agreement to the First Amendment to Ground Lease and Sublease dated as of March 28, 2003 by and between KB Enterprises and Boulder Station, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.12
Ground Lease dated as of June 1, 1995 by and between Station Casinos, Inc. and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.13
First Amendment to Ground Lease dated as of June 30, 1995 by and between Station Casinos, Inc. and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.14
Lease Amendment No. 1 dated as of December 23, 1996 by and between Station Casinos, Inc. and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.15
Second Amendment to Ground Lease dated as of January 7, 1997 by and between Texas Gambling Hall & Hotel, Inc. and Texas Station, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.16
Third Amendment to Ground Lease dated as of June 13, 2011 by and between Texas Gambling Hall & Hotel, Inc. and NP Texas LLC. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.17
Rent Agreement to the First Amendment to Ground Lease dated as of May 12, 2000 by and between Texas Gambling Hall & Hotel Real Estate Trust and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.18
Assignment, Assumption and Consent Agreement (Ground Lease) dated as of July 6, 1995 by and between Station Casinos, Inc. and Texas Station, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.19
Management Agreement dated as of June 16, 2011 by and between the Company and FE Propco Management LLC. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.20
First Amendment to Management Agreement dated as of April 26, 2012 by and between the Company and FE Propco Management LLC. (Incorporated herein by reference to the Company's Annual Report on Form 10-K dated March 21, 2014)

10.21	Amended and Restated Management Agreement executed on August 19, 2014 by and between NP Opco LLC and FE Opco Management LLC
10.22
Management Agreement dated as of June 16, 2011 by and between Station GVR Acquisition, LLC and FE GVR Management LLC. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 23, 2011)

10.23
First Amendment to Management Agreement dated as of November 8, 2011 by and between Station GVR Acquisition, LLC and FE GVR Management LLC. (Incorporated herein by reference to the Company's Annual Report on Form 10-K dated March 21, 2014)

10.24
Second Amendment to Management Agreement dated as of April 26, 2012 by and between Station GVR Acquisition, LLC and FE GVR Management LLC. (Incorporated herein by reference to the Company's Annual Report on Form 10-K dated March 21, 2014)

10.25
Third Amendment to Management Agreement dated as of April 25, 2013 by and between Station GVR Acquisition, LLC and FE GVR Management LLC. (Incorporated herein by reference to the Company's Annual Report on Form 10-K dated March 21, 2014)

10.26	Station Holdco LLC Amended and Restated Profit Units Plan, effective as of July 1, 2012. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2012)
10.27
Station Holdco LLC Amendment No. 1 to Amended and Restated Profit Units Plan, effective as of April 25, 2013. (Incorporated herein by reference to the Company's Annual Report on Form 10-K dated March 21, 2014)

10.28	Form of Profit Unit Award Agreement. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2012)
10.29
Limited Liability Company Agreement of SH Employeeco LLC, dated as of July 1, 2012, by and among the members thereto and Station Holdco LLC, as manager. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2012)

10.30
First Amendment to Limited Liability Company Agreement of SH Employeeco LLC, effective as of April 25, 2013. (Incorporated herein by reference to the Company's Annual Report on Form 10-K dated March 21, 2014)

10.31	First Amendment to Equityholders Agreement and Joinder, dated as of July 1, 2012, by and among Station Holdco LLC, FI Station Investor LLC, German American Capital Corporation and SH Employeeco LLC
10.32
First Amendment to Credit Agreement dated as of March 18, 2014, by and among Station Casinos LLC, as borrower, the Station Parties (as defined therein) parties thereto, Deutsche Bank AG Cayman Islands Branch, as administrative agent, and each Lender (as defined therein) party thereto. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated March 21, 2014)

10.33
First Amendment to Management Agreement dated as of April 26, 2012 by and between NP Tropicana LLC and FE Landco Management LLC. (Incorporated herein by reference to the Company's Annual Report on Form 10-K dated March 21, 2014)

10.34	Management Agreement dated as of June 16, 2011 by and between NP Tropicana LLC and FE Landco Management LLC
14.1	Station Casinos LLC Code of Business Conduct and Ethics (Incorporated herein by reference to the Company's Annual Report on Form 10-K filed on March 22, 2013)
21.1	Subsidiaries of the Registrant
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following information from the Company's Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Members' Equity for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (vi) the Notes to Consolidated Financial Statements.

(b)	None

(c)	None

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATION CASINOS LLC
Dated:	By:	/s/ FRANK J. FERTITTA III
March 10, 2015		Frank J. Fertitta III
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III	Chief Executive Officer (Principal Executive Officer) and Manager	March 10, 2015
Frank J. Fertitta III

/s/ MARC J. FALCONE	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 10, 2015
Marc J. Falcone
/s/ LORENZO J. FERTITTA	Manager	March 10, 2015
Lorenzo J. Fertitta
/s/ ROBERT A. CASHELL, JR.	Manager	March 10, 2015
Robert A. Cashell, Jr.
/s/ JAMES E. NAVE, D.V.M.	Manager	March 10, 2015
James E. Nave, D.V.M.
/s/ ROBERT E. LEWIS	Manager	March 10, 2015
Robert E. Lewis