Form 10-Q
period 2015-03-31
Station Casinos LLC
filed 2015-05-12
CIK 1503579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
As of April 30, 2015, 100 shares of the registrant's voting units were outstanding and 100 shares of the registrant's non-voting units were outstanding.

STATION CASINOS LLC

Part I. Financial Information
Item 1.    Financial Statements
STATION CASINOS LLC CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except units data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,699	$121,965
Restricted cash	1,067	1,067
Receivables, net	37,244	34,852
Inventories	8,615	9,960
Prepaid gaming tax	19,395	19,426
Prepaid expenses and other current assets	12,820	7,538
Current assets of discontinued operations	1,149	1,746
Assets held for sale	3,612	—
Total current assets	188,601	196,554
Property and equipment, net of accumulated depreciation of $395,871 and $374,738 at March 31, 2015 and December 31, 2014, respectively	2,124,910	2,135,908
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $54,896 and $50,313 at March 31, 2015 and December 31, 2014, respectively	163,749	168,332
Land held for development	195,057	202,222
Investments in joint ventures	16,773	18,180
Native American development costs	10,511	9,619
Other assets, net	46,937	47,850
Total assets	$2,942,214	$2,974,341
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$20,808	$25,938
Accrued interest payable	5,509	15,049
Other accrued liabilities	123,003	123,297
Current portion of long-term debt	39,865	80,892
Current liabilities of discontinued operations	262	366
Total current liabilities	189,447	245,542
Long-term debt, less current portion	2,064,247	2,065,707
Deficit investment in joint venture	2,290	2,339
Interest rate swaps and other long-term liabilities, net	20,665	15,585
Total liabilities	2,276,649	2,329,173
Commitments and contingencies (Note 9)
Members' equity:
Voting units; 100 units authorized, issued and outstanding	—	—
Non-voting units; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	647,532	653,843
Accumulated other comprehensive loss	(7,800)	(7,099)
Accumulated deficit	—	(27,750)
Total Station Casinos LLC members' equity	639,732	618,994
Noncontrolling interest	25,833	26,174
Total members' equity	665,565	645,168
Total liabilities and members' equity	$2,942,214	$2,974,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF INCOME (amounts in thousands, unaudited)

	Three Months Ended March 31,
	2015	2014
Operating revenues:
Casino	$234,065	$225,643
Food and beverage	65,226	61,046
Room	31,391	28,380
Other	17,180	17,076
Management fees	19,950	17,386
Gross revenues	367,812	349,531
Promotional allowances	(25,043)	(23,054)
Net revenues	342,769	326,477
Operating costs and expenses:
Casino	85,031	84,966
Food and beverage	41,380	40,099
Room	11,788	11,290
Other	6,132	6,820
Selling, general and administrative	71,247	70,414
Preopening	128	29
Depreciation and amortization	35,157	31,558
Management fee expense	13,592	12,540
Write-downs and other charges, net	3,013	1,525
	267,468	259,241
Operating income	75,301	67,236
Earnings from joint ventures	410	441
Operating income and earnings from joint ventures	75,711	67,677
Other expense:
Interest expense, net	(36,295)	(39,628)
Loss on extinguishment of debt	—	(4,132)
Change in fair value of derivative instruments	(3)	(2)
	(36,298)	(43,762)
Net income from continuing operations	39,413	23,915
Discontinued operations	(132)	(10,328)
Net income	39,281	13,587
Less: net income (loss) attributable to noncontrolling interests	1,459	(1,697)
Net income attributable to Station Casinos LLC	$37,822	$15,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (amounts in thousands, unaudited)

	Three Months Ended March 31,
	2015	2014

Net income	$39,281	$13,587
Other comprehensive income (loss):
Unrealized (loss) gain on interest rate swaps:
Unrealized loss arising during period	(3,746)	(2,067)
Reclassification of unrealized loss on interest rate swaps into operations	3,097	3,273
Unrealized (loss) gain on interest rate swaps, net	(649)	1,206
Unrealized (loss) gain on available-for-sale securities	(52)	3
Other comprehensive (loss) income	(701)	1,209
Comprehensive income	38,580	14,796
Less: comprehensive income (loss) attributable to noncontrolling interests	1,459	(1,697)
Comprehensive income attributable to Station Casinos LLC	$37,121	$16,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands, unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$39,281	$13,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,157	33,049
Change in fair value of derivative instruments	3	2
Amortization of deferred losses on derivative instruments	3,097	3,273
Write-downs and other charges, net	2,574	1,061
Amortization of debt discount and debt issuance costs	4,638	4,341
Interest—paid in kind	1,041	1,015
Share-based compensation	694	775
Earnings from joint ventures	(410)	(441)
Distributions from joint ventures	601	245
Loss on extinguishment of debt	—	4,132
Changes in assets and liabilities:
Receivables, net	(1,983)	(3,667)
Inventories and prepaid expenses	(3,902)	(3,108)
Accounts payable	(4,515)	(2,423)
Accrued interest payable	(9,593)	(9,863)
Other accrued liabilities	4,327	5,646
Other, net	157	295
Net cash provided by operating activities	71,167	47,919
Cash flows from investing activities:
Capital expenditures, net of related payables	(23,709)	(20,740)
Proceeds from sale of land, property and equipment	4,964	33
Distributions in excess of earnings from joint ventures	249	—
Proceeds from repayment of Native American development costs	—	16,974
Native American development costs	(760)	(580)
Other, net	(570)	1,256
Net cash used in investing activities	(19,826)	(3,057)

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands, unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates of three months or less, net	20,000	—
Payments under credit agreements with original maturities greater than three months	(65,880)	(4,063)
Distributions to members and noncontrolling interests	(18,877)	(38,564)
Payment of debt issuance costs	—	(2,356)
Payments on derivative instruments with other-than-insignificant financing elements	(2,441)	(2,705)
Capital contributions from noncontrolling interests	—	5,129
Other, net	(997)	(567)
Net cash used in financing activities	(68,195)	(43,126)
Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
(Decrease) increase in cash and cash equivalents	(16,854)	1,736
Balance, beginning of period	122,702	137,621
Balance, end of period	$105,848	$139,357
Supplemental cash flow disclosures:
Cash paid for interest	$39,589	$42,552
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$12,472	$8,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization, Basis of Presentation and Significant Accounting Policies

Organization
Station Casinos LLC, a Nevada limited liability company (the "Company" or "Station"), is a gaming and entertainment company that owns and operates nine major hotel/casino properties and ten smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. The Company also manages a casino in Sonoma County, California and a casino in Allegan County in southwestern Michigan, both on behalf of Native American tribes.

Basis of Presentation
The accompanying condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10–K for the year ended December 31, 2014.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Significant estimates incorporated into the Company's condensed consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated cash flows and other factors used in assessing the recoverability of goodwill, intangible assets and other long-lived assets, the estimated fair values of certain assets related to write-downs and impairments, the estimated reserve for self-insured insurance claims, the estimated costs associated with the Company's player rewards program and the estimated liabilities related to litigation, claims and assessments. Actual results could differ from those estimates.
Principles of Consolidation
The amounts shown in the accompanying condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries and MPM Enterprises, LLC ("MPM"), which is a 50% owned, consolidated variable interest entity ("VIE") that manages Gun Lake Casino. All significant intercompany accounts and transactions have been eliminated.
The Company consolidates MPM because it directs the activities of MPM that most significantly impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that are significant to MPM. The assets of MPM reflected in the Company's Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 included intangible assets of $29.4 million and $31.9 million, respectively, and receivables of $3.6 million and $3.2 million, respectively. MPM's assets may be used only to settle MPM's obligations, and MPM's beneficial interest holders have no recourse to the general credit of the Company.
The Company has various other investments in 50% owned joint ventures which are accounted for using the equity method, including its three 50% owned smaller casino properties and a joint venture which owns undeveloped land in North Las Vegas. Equity method investments at March 31, 2015 and December 31, 2014 also included $7.6 million and $8.8 million, respectively, of investments in certain restaurants at the Company's properties which are considered to be VIEs, of which Station is not the primary beneficiary.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Third party holdings of equity interests in the Company's consolidated subsidiaries are referred to herein as noncontrolling interests. The portion of net income (loss) attributable to noncontrolling interests is presented separately in the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income, and the portion of members' equity attributable to noncontrolling interests is presented separately on the Condensed Consolidated Balance Sheets.
Certain amounts in the condensed consolidated financial statements for the prior year have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.
Discontinued Operations
During the fourth quarter of 2014, the Company's majority-owned consolidated subsidiary, Fertitta Interactive LLC ("Fertitta Interactive"), ceased operations. The results of operations of Fertitta Interactive are reported in discontinued operations in the Condensed Consolidated Statements of Income for all periods presented, and the assets and liabilities of Fertitta Interactive are reported separately in the Condensed Consolidated Balance Sheets. The Condensed Consolidated Statements of Cash Flows have not been adjusted for discontinued operations. See Note 2 for additional information.
Assets Held for Sale
The Company classifies assets as held for sale when an asset or asset group meets all of the held for sale criteria in the accounting guidance for impairment and disposal of long-lived assets. Assets held for sale are initially measured at the lower of carrying amount or fair value less cost to sell. At March 31, 2015, assets held for sale primarily represented undeveloped land in Las Vegas, Nevada that is under contract and is expected to be sold within one year. The contracted selling price of the land less cost to sell was greater than its carrying amount at March 31, 2015 and accordingly, no loss was recognized upon its reclassification to held for sale.
Income Taxes
The Company is a limited liability company treated as a partnership for income tax purposes and as such, is a pass-through entity and is not liable for income tax in the jurisdictions in which it operates. Accordingly, no provision for income taxes has been made in the condensed consolidated financial statements and the Company has no liability associated with uncertain tax positions.

Significant Accounting Policies
A description of the Company's significant accounting policies is included in Item 8 of its Annual Report on Form 10–K for the year ended December 31, 2014.
Recently Issued and Recently Adopted Accounting Standards
In April 2014, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance that changes the criteria for reporting discontinued operations and expands disclosure requirements for disposals that do not meet the discontinued operations criteria. The Company adopted this guidance in the first quarter of 2015, and the adoption did not have a material impact on the Company's financial position or results of operations.
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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In April 2015, the FASB issued amended accounting guidance that changes the balance sheet presentation of debt issuance costs. Under the amended guidance, debt issuance costs will be presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset. For public companies, the new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 (including interim periods within those fiscal years), and is required to be applied on a retrospective basis. Early adoption is permitted. The Company expects to adopt this guidance in the first quarter of 2016. Upon adoption, approximately $20 million in debt issuance costs which are currently included in other assets will be reclassified as a direct deduction from the related debt liabilities. The adoption will have no effect on the Company's results of operations.
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
2.        Fertitta Interactive
The Company's majority-owned consolidated subsidiary, Fertitta Interactive, ceased operations during the fourth quarter of 2014. Fertitta Interactive previously operated online gaming in New Jersey and online poker in Nevada under the Ultimate Gaming and Ultimate Poker brands, respectively.
    The results of Fertitta Interactive have been reported as discontinued operations in the accompanying Condensed Consolidated Statements of Income for all periods presented. Following is an analysis of discontinued operations (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues	$—	$2,794
Costs and expenses	132	13,122
Net loss from discontinued operations	(132)	(10,328)
Less: net loss from discontinued operations attributable to noncontrolling interests	(56)	(4,535)
Net loss from discontinued operations attributable to Station Casinos LLC	$(76)	$(5,793)

The assets and liabilities of Fertitta Interactive are reported separately in the Condensed Consolidated Balance Sheets. The major classes of assets of discontinued operations are presented below (amounts in thousands):

	March 31, 2015	December 31, 2014
Cash	$1,149	$737
Accounts receivable and other	—	1,009
Total assets	$1,149	$1,746

Fertitta Interactive's current liabilities at March 31, 2015 and December 31, 2014 consisted primarily of accounts payable, accrued expenses and gaming-related liabilities.

3.    Native American Development

Following is information about the Company's Native American development activities.

North Fork Rancheria of Mono Indian Tribe

The Company has development and management agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally-recognized Indian tribe located near Fresno, California, which were entered into in 2003. Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility (the "North Fork Project") to be located north of the city of Madera, California.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As currently contemplated, the North Fork Project is expected to include approximately 2,000 slot machines, approximately 40 table games and several restaurants. Development of the North Fork Project is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the management agreement by the Chairman of the National Indian Gaming Commission ("NIGC").

The Company and the Mono entered into the Second Amended and Restated Development Agreement (the "Development Agreement") in August 2014, under which the Company will receive a development fee of 4% of the costs of construction and the costs of development (both as defined in the Development Agreement). Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining third-party financing, the Company will contribute significant financial support to the North Fork Project. Through March 31, 2015, the Company has paid approximately $25.6 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, secure the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of third-party financing or from the Mono's gaming revenues; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company's adoption of fresh-start reporting in 2011. At March 31, 2015, the carrying amount of the advances was $10.5 million.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table outlines the Company's evaluation at March 31, 2015 of each of the critical milestones necessary to complete the North Fork Project.

As of March 31, 2015
Federally recognized as a tribe by the Bureau of Indian Affairs ("BIA")	Yes
Date of recognition	No later than 1916. Federal recognition was terminated in 1961 and restored in 1983. There is currently no evidence to suggest that recognition might be terminated in the future.
Tribe has possession of or access to usable land upon which the project is to be built	The Department of the Interior ("DOI") accepted approximately 305 acres of land for the project into trust for the benefit of the Mono on February 5, 2013.
Status of obtaining regulatory and governmental approvals:
Tribal–state compact
A compact was negotiated and signed by the Governor of California and the Mono on August 31, 2012. The compact was submitted to the California legislature for ratification and AB 277, the legislation ratifying the compact, was passed by the California State Assembly on May 2, 2013 and passed by the California State Senate on June 27, 2013. On July 3, 2013, opponents of the North Fork Project filed a referendum seeking to place AB 277 on the state-wide ballot in California in November 2014. On November 20, 2013, the referendum qualified for the November 2014 ballot as "Proposition 48." The opponents contend that the qualification of the referendum suspended the effectiveness of AB 277 and that the compact would be void unless Proposition 48 was approved by a majority of voters in the November 4, 2014 general election. On November 4, 2014, Proposition 48 failed. On March 17, 2015, the Mono filed suit against the State of California (see North Fork Rancheria of Mono Indians v. State of California) to obtain a compact with the State or procedures from the Assistant Secretary of the Interior for Indian Affairs under which Class III gaming may be conducted on the North Fork Site. No assurances can be provided as to whether the Mono will be successful in obtaining a tribal-state compact or Secretarial procedures to conduct Class III gaming on the North Fork Site.

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
Approval of management agreement by NIGC
Approval of the Second Amended and Restated Management Agreement by the NIGC is expected to occur following the Mono's written request for such approval. The Company believes the Second Amended and Restated Management Agreement will be approved because the terms and conditions thereof are consistent with the provisions of the Indian Gaming Regulatory Act.

Gaming licenses:
Type
Current plans for the North Fork Project include Class II and Class III gaming, which requires that a compact be in effect and that the Company's Second Amended and Restated Management Agreement be approved by the NIGC.

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

North Fork Rancheria of Mono Indians v. State of California. On March 17, 2015, the Mono filed a complaint against the State of California alleging that the State has violated 25 U.S.C. Section 2710(d)(7) et. seq. by failing to negotiate with the Mono in good faith to enter into a tribal-state compact governing Class III gaming on the Mono’s Indian lands. The suit seeks a declaration that the State has failed to negotiate in good faith to enter into an enforceable tribal-state compact and an order directing the State to conclude an enforceable tribal-state compact within 60 days or submit to mediation. On May 6, 2015, the State filed its answer to the Mono's complaint.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at March 31, 2015. The Company's evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company's estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.
4.    Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	March 31, 2015	December 31, 2014
$1.625 billion Term Loan Facility, due March 1, 2020, interest at a margin above LIBOR or base rate (4.25% at March 31, 2015 and December 31, 2014), net of unamortized discount of $40.0 million and $42.1 million, respectively	$1,440,777	$1,503,831
$350 million Revolving Credit Facility, due March 1, 2018, interest at a margin above LIBOR or base rate (3.68% at March 31, 2015)	20,000	—
$500 million 7.50% Senior Notes, due March 1, 2021, net of unamortized discount of $5.2 million and $5.3 million, respectively	494,850	494,682
Restructured Land Loan, due June 16, 2016, interest at a margin above LIBOR or base rate (3.68% and 3.67% at March 31, 2015 and December 31, 2014, respectively), net of unamortized discount of $5.6 million and $6.7 million, respectively	108,138	106,783
Other long-term debt, weighted-average interest of 3.96% and 3.98% at March 31, 2015 and December 31, 2014, respectively, maturity dates ranging from 2016 to 2027	40,347	41,303
Total long-term debt	2,104,112	2,146,599
Current portion of long-term debt	(39,865)	(80,892)
Total long-term debt, net	$2,064,247	$2,065,707

The current portion of long-term debt at December 31, 2014 included a mandatory excess cash flow payment on the $1.625 billion term loan facility (the "Term Loan Facility") of $61.0 million which was paid during the first quarter of 2015.

Term Loan Amendment

In March 2014, the Company completed a repricing of the Term Loan Facility which reduced the interest rate on the facility by 75 basis points. Prior to the repricing, the interest rate under the Term Loan Facility was at the Company’s option, either LIBOR plus 4.00%, or base rate plus 3.00%, subject to a minimum LIBOR rate of 1.00%. As amended, the interest rate under the Term Loan Facility is at the Company's option, either LIBOR plus 3.25%, or base rate plus 2.25%, subject to a minimum LIBOR rate of 1.00%. The amendment had no impact on the Company’s $350 million revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Credit Facility").

The Company evaluated the repricing transaction on a lender by lender basis and accounted for the portion of the transaction that did not meet the criteria for debt extinguishment as a debt modification. As a result of the repricing transaction, the Company recognized a $4.1 million loss on extinguishment of debt during the first quarter of 2014, which included $2.4

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

million in third-party fees and the write-off of $1.7 million in unamortized debt discount and debt issuance costs related to the repriced debt.

The credit agreement governing the Term Loan Facility and the Revolving Credit Facility contains a number of customary covenants, including requirements that the Company maintain a maximum total leverage ratio ranging from 6.75 to 1.00 at March 31, 2015 to 5.00 to 1.00 in 2017 and a minimum interest coverage ratio ranging from 2.50 to 1.00 in 2015 to 3.00 to 1.00 in 2017, provided that a default of the financial ratio covenants shall only become an event of default under the Term Loan Facility if the lenders providing the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. At March 31, 2015, the Company’s total leverage ratio was 4.73 to 1.00 and its interest coverage ratio was 3.64 to 1.00, both as defined in the credit agreement, and the Company believes it was in compliance with all applicable covenants.

Revolver Availability

At March 31, 2015, the Company's borrowing availability under the $350 million Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $296.8 million, which is net of outstanding borrowings of $20.0 million and outstanding letters of credit and similar obligations totaling $33.2 million.

5.    Derivative Instruments

The Company's objective in using derivative instruments is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as a primary part of its cash flow hedging strategy. The Company's interest rate swaps utilized as cash flow hedges involve the receipt of variable–rate payments in exchange for fixed–rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not use derivative financial instruments for trading or speculative purposes. The Company carries derivative instruments on the Condensed Consolidated Balance Sheets at fair value, which incorporates adjustments for the nonperformance risk of the Company and the counterparties. At March 31, 2015, the Company had two outstanding interest rate swaps with a total notional amount of $1.0 billion. One of the Company's interest rate swaps with a notional amount of approximately $0.7 billion will mature in July 2015, at which time the notional amount of the Company's remaining interest rate swap, which matures in 2017, will increase by the same amount.

The table below presents the fair value of the Company's derivative financial instruments, exclusive of any accrued interest, as well as their classification on the Condensed Consolidated Balance Sheets (amounts in thousands):

	Balance sheet classification	Fair value
		March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swap	Other accrued liabilities	$2,149	$4,149
Interest rate swap	Interest rate swaps and other long–term liabilities, net	9,360	6,105

The Company recognizes changes in the fair value of derivative instruments each period as described in the Cash Flow Hedges section below.

As of March 31, 2015, the Company had not posted any collateral related to its interest rate swap agreements; however, the Company's obligations under the swaps are subject to the security and guarantee arrangements applicable to the related credit agreements. The swap agreements contain cross-default provisions under which the Company could be declared in default on its obligations under such agreements if certain conditions of default exist on the Credit Facility. As of March 31, 2015, the termination value of the interest rate swaps, including accrued interest, was a net liability of $12.5 million. Had the Company been in breach of the provisions of the swap arrangements, it could have been required to pay the termination value to settle the obligations.

Cash Flow Hedges

As of March 31, 2015, the Company's two outstanding interest rate swaps effectively converted $1.0 billion of its variable interest rate debt to a fixed rate of approximately 5.29%. In accordance with the accounting guidance for derivatives

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

and hedging, the Company has designated the full notional amount of both interest rate swaps as cash flow hedges of interest rate risk. Under the terms of the swap agreements, the Company pays fixed rates ranging from 1.77% to 2.13% and receives variable rates based on one-month LIBOR (subject to a minimum of 1.00%). As of March 31, 2015, the Company paid a weighted-average fixed interest rate of 2.04% and received a weighted-average variable interest rate of 1.00% on its interest rate swaps, which is the LIBOR floor stipulated in the agreements.

For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) until the interest payments being hedged are recorded as interest expense, at which time the amounts in other comprehensive income (loss) are reclassified as an adjustment to interest expense. Gains or losses on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of change in fair value of derivative instruments in the Condensed Consolidated Statements of Income. The Company's two outstanding interest rate swaps that are designated in hedging relationships had fair values other than zero at the time they were designated, resulting in ineffectiveness.

The table below presents the losses on derivative financial instruments included in the Company's condensed consolidated financial statements (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) on Derivatives Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014		2015	2014		2015	2014
Interest rate swaps	$(3,746)	$(2,067)	Interest expense, net	$(3,097)	$(3,273)	Change in fair value of derivative instruments	$(3)	$(2)
Losses reclassified from accumulated other comprehensive loss into interest expense, net include reclassifications of deferred losses related to discontinued cash flow hedging relationships. Approximately $6.6 million of deferred losses on interest rate swaps is expected to be reclassified from accumulated other comprehensive loss into earnings during the next twelve months. This amount includes the amortization of previously deferred losses related to discontinued cash flow hedging relationships.
6.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$135	$135	$—	$—
Liabilities
Interest rate swaps	$11,509	$—	$11,509	$—

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

		Fair Value Measurement at Reporting Date Using
	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$187	$187	$—	$—
Liabilities
Interest rate swaps	$10,254	$—	$10,254	$—
____________________________________
(a) Available-for-sale securities are included in Other assets, net in the accompanying Condensed Consolidated Balance Sheets.

The fair values of the Company's interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each swap. This analysis reflects the contractual terms of the interest rate swap, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.

Fair Value of Long-term Debt

The following table presents information about the estimated fair value of the Company's long-term debt compared with its carrying amount (amounts in millions):

	March 31, 2015	December 31, 2014
Aggregate fair value	$2,175	$2,166
Aggregate carrying amount, net of unamortized discounts	2,104	2,147

The estimated fair value of the Company's long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

7.    Members' Equity
Changes in Members' Equity and Noncontrolling Interest

The changes in members' equity and noncontrolling interest for the three months ended March 31, 2015 were as follows (amounts in thousands):

	Voting Units	Non-voting Units	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Station Casinos LLC Members' Equity	Noncontrolling Interest	Total Members' Equity
Balances, December 31, 2014	$—	$—	$653,843	$(7,099)	$(27,750)	$618,994	$26,174	$645,168
Change in unrealized losses on interest rate swaps	—	—	—	(649)	—	(649)	—	(649)
Unrealized loss on available-for-sale securities	—	—	—	(52)	—	(52)	—	(52)
Share-based compensation	—	—	694	—	—	694	—	694
Net income	—	—	—	—	37,822	37,822	1,459	39,281
Distributions	—	—	(7,005)	—	(10,072)	(17,077)	(1,800)	(18,877)
Balances, March 31, 2015	$—	$—	$647,532	$(7,800)	$—	$639,732	$25,833	$665,565

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

At March 31, 2015, noncontrolling interest included a 50% ownership interest in MPM, a 42.7% ownership interest in Fertitta Interactive and ownership interests of the former mezzanine lenders and former unsecured creditors of Station Casinos, Inc. who hold warrants to purchase stock in CV Propco LLC and NP Tropicana LLC.
Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (amounts in thousands):

	Unrealized Losses on Interest Rate Swaps	Unrealized Loss on Available-for-sale Securities	Total
Balances, December 31, 2014	$(6,976)	$(123)	$(7,099)
Unrealized losses on interest rate swaps	(3,746)	—	(3,746)
Reclassification of unrealized losses on interest rate swaps into income	3,097	—	3,097
Unrealized loss on available-for-sale securities	—	(52)	(52)
Balances, March 31, 2015	$(7,625)	$(175)	$(7,800)
Net Income Attributable to Station Casinos LLC
Net income attributable to Station Casinos LLC was as follows (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Net income from continuing operations	$37,898	$21,077
Net loss from discontinued operations	(76)	(5,793)
Net income attributable to Station Casinos LLC	$37,822	$15,284

8.    Write-downs and Other Charges, Net
Write-downs and other charges, net include various charges to record net losses on asset disposals and non-routine transactions. Write-downs and other charges, net consisted of the following (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Loss on disposal of assets, net	$2,036	$1,678
Severance expense	269	464
Other	708	(617)
	$3,013	$1,525

9.    Commitments and Contingencies

The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of any legal matters and litigation inherently involves significant costs.

10 .    Condensed Consolidating Financial Information

In March 2013, the Company issued the 7.50% Senior Notes, pursuant to an indenture among the Company (the "Parent"), the guarantors party thereto (the "Guarantor Subsidiaries") and Wells Fargo Bank, National Association, as trustee. The 7.50% Senior Notes are guaranteed by all subsidiaries of the Company other than NP Landco Holdco LLC and its subsidiaries, MPM, and SC Restaurant Holdco LLC. The following condensed consolidating financial statements present information about the Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries. These condensed consolidating financial statements are presented in the provided form because (i) the Guarantor Subsidiaries are 100% owned subsidiaries of the Company (the issuer of the 7.50% Senior Notes), (ii) the guarantees are joint and several, and (iii) the guarantees are "full and unconditional," as those terms are used in Regulation S-X Rule 3-10.  The guarantee of a Guarantor Subsidiary will be automatically released in certain customary circumstances, such as when such Guarantor Subsidiary is sold or all of the assets of such Guarantor Subsidiary are sold, the capital stock is sold, when such Guarantor Subsidiary is designated as an "unrestricted subsidiary" for purposes of the indenture, or upon legal defeasance or satisfaction and discharge of the indenture. The Company has reclassified intercompany cash flows and intercompany receivable and payable balances between the Parent and the Guarantor Subsidiaries in the condensed consolidating statements of cash flows and the condensed consolidating balance sheets, respectively, for the prior year to conform to the current year presentation. The reclassification had no impact on the the condensed consolidating statements of income, the condensed consolidating statements of comprehensive income (loss), the combined cash flows of the Parent and the Guarantor Subsidiaries, the combined balance sheets of the Parent and the Guarantor Subsidiaries, or the condensed consolidated financial statements.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS MARCH 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,505	$92,558	$—	$101,063	$3,636	$—	$104,699
Restricted cash	1,067	—	—	1,067	—	—	1,067
Receivables, net	1,408	31,052	—	32,460	4,784	—	37,244
Intercompany receivables	932	—	—	932	—	(932)	—
Advances to subsidiaries	231,940	—	(231,940)	—	—	—	—
Loans to parent	—	551,593	(551,593)	—	—	—	—
Inventories	7	8,494	—	8,501	114	—	8,615
Prepaid gaming tax	—	19,258	—	19,258	137	—	19,395
Prepaid expenses and other current assets	6,197	6,390	—	12,587	233	—	12,820
Current assets of discontinued operations	—	—	—	—	1,149	—	1,149
Assets held for sale	—	3,612	—	3,612	—	—	3,612
Total current assets	250,056	712,957	(783,533)	179,480	10,053	(932)	188,601
Property and equipment, net	74,109	2,039,010	—	2,113,119	11,791	—	2,124,910
Goodwill	1,234	194,442	—	195,676	—	—	195,676
Intangible assets, net	1,045	133,350	—	134,395	29,354	—	163,749
Land held for development	—	96,037	—	96,037	99,020	—	195,057
Investments in joint ventures	—	13,003	—	13,003	3,770	—	16,773
Native American development costs	—	10,511	—	10,511	—	—	10,511
Investments in subsidiaries	2,855,532	16,553	(2,854,782)	17,303	—	(17,303)	—
Other assets, net	29,043	17,186	—	46,229	708	—	46,937
Total assets	$3,211,019	$3,233,049	$(3,638,315)	$2,805,753	$154,696	$(18,235)	$2,942,214

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) MARCH 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$4,160	$16,195	$—	$20,355	$453	$—	$20,808
Accrued interest payable	5,334	164	—	5,498	11	—	5,509
Other accrued liabilities	17,266	103,974	—	121,240	1,763	—	123,003
Intercompany payables	—	—	—	—	912	(912)	—
Loans from subsidiaries	551,593	—	(551,593)	—	—	—	—
Advances from parent	—	231,940	(231,940)	—	—	—	—
Current portion of long-term debt	38,302	1,563	—	39,865	—	—	39,865
Current liabilities of discontinued operations	—	—	—	—	282	(20)	262
Total current liabilities	616,655	353,836	(783,533)	186,958	3,421	(932)	189,447
Long-term debt, less current portion	1,952,806	3,302	—	1,956,108	108,139	—	2,064,247
Deficit investment in joint venture	—	2,290	—	2,290	—	—	2,290
Interest rate swaps and other long-term liabilities, net	1,826	18,839	—	20,665	—	—	20,665
Total liabilities	2,571,287	378,267	(783,533)	2,166,021	111,560	(932)	2,276,649
Members' equity:
Total Station Casinos LLC members' equity	639,732	2,854,782	(2,854,782)	639,732	17,303	(17,303)	639,732
Noncontrolling interest	—	—	—	—	25,833	—	25,833
Total members' equity	639,732	2,854,782	(2,854,782)	639,732	43,136	(17,303)	665,565
Total liabilities and members' equity	$3,211,019	$3,233,049	$(3,638,315)	$2,805,753	$154,696	$(18,235)	$2,942,214

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$13,554	$104,575	$—	$118,129	$3,836	$—	$121,965
Restricted cash	1,067	—	—	1,067	—	—	1,067
Receivables, net	2,830	27,633	—	30,463	4,389	—	34,852
Intercompany receivables	3,116	—	—	3,116	—	(3,116)	—
Advances to subsidiaries	273,344	—	(273,344)	—	—	—	—
Loans to parent	—	503,684	(503,684)	—	—	—	—
Inventories	7	9,823	—	9,830	130	—	9,960
Prepaid gaming tax	—	19,281	—	19,281	145	—	19,426
Prepaid expenses and other current assets	5,003	2,331	—	7,334	204	—	7,538
Current assets of discontinued operations	—	—	—	—	1,746	—	1,746
Total current assets	298,921	667,327	(777,028)	189,220	10,450	(3,116)	196,554

Property and equipment, net	72,230	2,051,495	—	2,123,725	12,183	—	2,135,908
Goodwill	1,234	194,442	—	195,676	—	—	195,676
Intangible assets, net	1,045	135,384	—	136,429	31,903	—	168,332
Land held for development	—	103,202	—	103,202	99,020	—	202,222
Investments in joint ventures	—	13,252	—	13,252	4,928	—	18,180
Native American development costs	—	9,619	—	9,619	—	—	9,619
Investments in subsidiaries	2,789,090	16,914	(2,785,357)	20,647	—	(20,647)	—
Other assets, net	30,438	16,703	—	47,141	709	—	47,850
Total assets	$3,192,958	$3,208,338	$(3,562,385)	$2,838,911	$159,193	$(23,763)	$2,974,341

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) DECEMBER 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$1,391	$24,053	$—	$25,444	$494	$—	$25,938
Accrued interest payable	14,877	161	—	15,038	11	—	15,049
Other accrued liabilities	19,518	102,177	—	121,695	1,602	—	123,297
Intercompany payables	—	—	—	—	2,735	(2,735)	—
Loans from subsidiaries	503,684	—	(503,684)	—	—	—	—
Advances from parent	—	273,344	(273,344)	—	—	—	—
Current portion of long-term debt	79,305	1,587	—	80,892	—	—	80,892
Current liabilities of discontinued operations	—	—	—	—	747	(381)	366
Total current liabilities	618,775	401,322	(777,028)	243,069	5,589	(3,116)	245,542
Long-term debt, less current portion	1,955,189	3,735	—	1,958,924	106,783	—	2,065,707
Deficit investment in joint venture	—	2,339	—	2,339	—	—	2,339
Interest rate swaps and other long-term liabilities, net	—	15,585	—	15,585	—	—	15,585
Total liabilities	2,573,964	422,981	(777,028)	2,219,917	112,372	(3,116)	2,329,173
Members' equity:
Total Station Casinos LLC members' equity	618,994	2,785,357	(2,785,357)	618,994	20,647	(20,647)	618,994
Noncontrolling interest	—	—	—	—	26,174	—	26,174
Total members' equity	618,994	2,785,357	(2,785,357)	618,994	46,821	(20,647)	645,168
Total liabilities and members' equity	$3,192,958	$3,208,338	$(3,562,385)	$2,838,911	$159,193	$(23,763)	$2,974,341

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$232,299	$—	$232,299	$1,766	$—	$234,065
Food and beverage	—	65,066	—	65,066	160	—	65,226
Room	—	30,591	—	30,591	800	—	31,391
Other	—	17,187	—	17,187	2,497	(2,504)	17,180
Management fees	1,342	9,273	—	10,615	9,335	—	19,950
Gross revenues	1,342	354,416	—	355,758	14,558	(2,504)	367,812
Promotional allowances	—	(24,910)	—	(24,910)	(133)	—	(25,043)
Net revenues	1,342	329,506	—	330,848	14,425	(2,504)	342,769

Operating costs and expenses:
Casino	—	84,419	—	84,419	612	—	85,031
Food and beverage	—	41,339	—	41,339	41	—	41,380
Room	—	11,222	—	11,222	566	—	11,788
Other	—	5,165	—	5,165	967	—	6,132
Selling, general and administrative	2,517	66,405	—	68,922	4,829	(2,504)	71,247
Preopening	—	128	—	128	—	—	128
Depreciation and amortization	2,602	29,465	—	32,067	3,090	—	35,157
Management fee expense	—	13,498	—	13,498	94	—	13,592
Write-downs and other charges, net	1,634	378	—	2,012	1,001	—	3,013
	6,753	252,019	—	258,772	11,200	(2,504)	267,468

Operating (loss) income	(5,411)	77,487	—	72,076	3,225	—	75,301
Earnings (losses) from subsidiaries	75,379	1,440	(78,431)	(1,612)	—	1,612	—
Earnings (losses) from joint ventures	—	638	—	638	(228)	—	410
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	69,968	79,565	(78,431)	71,102	2,997	1,612	75,711

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other expense:
Interest expense, net	(32,144)	(1,133)	—	(33,277)	(3,018)	—	(36,295)
Change in fair value of derivative instruments	(2)	(1)	—	(3)	—	—	(3)
	(32,146)	(1,134)	—	(33,280)	(3,018)	—	(36,298)
Net income (loss) from continuing operations	37,822	78,431	(78,431)	37,822	(21)	1,612	39,413
Discontinued operations	—	—	—	—	(132)	—	(132)
Net income (loss)	37,822	78,431	(78,431)	37,822	(153)	1,612	39,281
Less: net income attributable to noncontrolling interests	—	—	—	—	1,459	—	1,459
Net income (loss) attributable to Station Casinos LLC	$37,822	$78,431	$(78,431)	$37,822	$(1,612)	$1,612	$37,822

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$223,775	$—	$223,775	$1,868	$—	$225,643
Food and beverage	—	60,874	—	60,874	172	—	61,046
Room	—	27,592	—	27,592	788	—	28,380
Other	—	16,275	—	16,275	2,766	(1,965)	17,076
Management fees	1,789	7,571	—	9,360	8,026	—	17,386
Gross revenues	1,789	336,087	—	337,876	13,620	(1,965)	349,531
Promotional allowances	—	(22,909)	—	(22,909)	(145)	—	(23,054)
Net revenues	1,789	313,178	—	314,967	13,475	(1,965)	326,477

Operating costs and expenses:
Casino	—	84,331	—	84,331	635	—	84,966
Food and beverage	—	40,060	—	40,060	39	—	40,099
Room	—	10,775	—	10,775	515	—	11,290
Other	—	5,419	—	5,419	1,401	—	6,820
Selling, general and administrative	3,074	65,276	—	68,350	4,029	(1,965)	70,414
Preopening	—	29	—	29	—	—	29
Depreciation and amortization	1,345	27,160	—	28,505	3,053	—	31,558
Management fee expense	—	12,433	—	12,433	107	—	12,540
Write-downs and other charges, net	(539)	2,062	—	1,523	2	—	1,525
	3,880	247,545	—	251,425	9,781	(1,965)	259,241

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated

Operating (loss) income	(2,091)	65,633	—	63,542	3,694	—	67,236
Earnings (losses) from subsidiaries	56,946	(6,195)	(58,405)	(7,654)	—	7,654	—
Earnings from joint ventures	—	441	—	441	—	—	441
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	54,855	59,879	(58,405)	56,329	3,694	7,654	67,677

Other (expense) income:
Interest expense, net	(35,440)	(1,471)	—	(36,911)	(2,717)	—	(39,628)
Loss on extinguishment of debt	(4,132)	—	—	(4,132)	—	—	(4,132)
Change in fair value of derivative instruments	1	(3)	—	(2)	—	—	(2)
	(39,571)	(1,474)	—	(41,045)	(2,717)	—	(43,762)
Net income from continuing operations	15,284	58,405	(58,405)	15,284	977	7,654	23,915
Discontinued operations	—	—	—	—	(10,328)	—	(10,328)
Net income (loss)	15,284	58,405	(58,405)	15,284	(9,351)	7,654	13,587
Less: net loss attributable to noncontrolling interests	—	—	—	—	(1,697)	—	(1,697)
Net income (loss) attributable to Station Casinos LLC	$15,284	$58,405	$(58,405)	$15,284	$(7,654)	$7,654	$15,284

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$37,822	$78,431	$(78,431)	$37,822	$(153)	$1,612	$39,281
Other comprehensive income (loss):
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(3,746)	(3,715)	3,715	(3,746)	—	—	(3,746)
Reclassification of unrealized loss on interest rate swaps into operations	3,097	1,067	(1,067)	3,097	—	—	3,097
Unrealized loss on interest rate swaps, net	(649)	(2,648)	2,648	(649)	—	—	(649)
Unrealized loss on available–for–sale securities	(52)	—	—	(52)	—	—	(52)
Other comprehensive loss	(701)	(2,648)	2,648	(701)	—	—	(701)
Comprehensive income (loss)	37,121	75,783	(75,783)	37,121	(153)	1,612	38,580
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	1,459	—	1,459
Comprehensive income (loss) attributable to Station Casinos LLC	$37,121	$75,783	$(75,783)	$37,121	$(1,612)	$1,612	$37,121

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$15,284	$58,405	$(58,405)	$15,284	$(9,351)	$7,654	$13,587
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Unrealized loss arising during period	(2,067)	(1,749)	1,749	(2,067)	—	—	(2,067)
Reclassification of unrealized loss on interest rate swaps into operations	3,273	1,149	(1,149)	3,273	—	—	3,273
Unrealized gain (loss) on interest rate swaps, net	1,206	(600)	600	1,206	—	—	1,206
Unrealized gain on available–for–sale securities	3	—	—	3	—	—	3
Other comprehensive income (loss)	1,209	(600)	600	1,209	—	—	1,209
Comprehensive income (loss)	16,493	57,805	(57,805)	16,493	(9,351)	7,654	14,796
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	—	(1,697)	—	(1,697)
Comprehensive income (loss) attributable to Station Casinos LLC	$16,493	$57,805	$(57,805)	$16,493	$(7,654)	$7,654	$16,493

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(34,505)	$101,454	$—	$66,949	$4,218	$—	$71,167
Cash flows from investing activities:
Capital expenditures, net of related payables	(5,540)	(17,857)	—	(23,397)	(312)	—	(23,709)
Proceeds from sale of land, property and equipment	13	4,255	—	4,268	696	—	4,964
Distributions in excess of earnings from joint ventures	—	249	—	249	—	—	249
Distributions from subsidiaries	7,052	1,800	(7,052)	1,800	—	(1,800)	—
Proceeds from repayment of advances to subsidiaries, net	44,697	—	(44,697)	—	—	—	—
Loans to parent, net	—	(47,909)	47,909	—	—	—	—
Native American development costs	—	(760)	—	(760)	—	—	(760)
Investment in subsidiaries	(29)	—	—	(29)	—	29	—
Other, net	10	(551)	—	(541)	(29)	—	(570)
Net cash provided by (used in) investing activities	46,203	(60,773)	(3,840)	(18,410)	355	(1,771)	(19,826)
Cash flows from financing activities:
Borrowings under credit agreements with original maturity of three months or less, net	20,000	—	—	20,000	—	—	20,000
Payments under credit agreements with original maturity dates greater than three months	(65,090)	—	—	(65,090)	(790)	—	(65,880)
Distributions to members and noncontrolling interests	(17,077)	(7,052)	7,052	(17,077)	(3,600)	1,800	(18,877)
Payments on derivative instruments with other-than-insignificant financing element	(1,989)	(452)	—	(2,441)	—	—	(2,441)
Loans from subsidiaries, net	47,909	—	(47,909)	—	—	—	—
Payments on advances from parent, net	—	(44,697)	44,697	—	—	—	—
Capital contributions from members	—	—	—	—	29	(29)	—
Other, net	(500)	(497)	—	(997)	—	—	(997)
Net cash used in financing activities	(16,747)	(52,698)	3,840	(65,605)	(4,361)	1,771	(68,195)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
(Decrease) increase in cash and cash equivalents	(5,049)	(12,017)	—	(17,066)	212	—	(16,854)
Balance, beginning of period	13,554	104,575	—	118,129	4,573	—	122,702
Balance, end of period	$8,505	$92,558	$—	$101,063	$4,785	$—	$105,848
Supplemental cash flow disclosures:
Cash paid for interest	$38,230	$486	$—	$38,716	$873	$—	$39,589
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$5,149	$7,253	$—	$12,402	$70	$—	$12,472

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(40,853)	$89,106	$—	$48,253	$(334)	$—	$47,919
Cash flows from investing activities:
Capital expenditures, net of related payables	(1,873)	(17,922)	—	(19,795)	(945)	—	(20,740)
Proceeds from sale of property and equipment	1	32	—	33	—	—	33
Distributions from subsidiaries	5,062	1,586	(5,062)	1,586	—	(1,586)	—
Proceeds from repayment of Native American development costs	—	16,974	—	16,974	—	—	16,974
Proceeds from repayment of advances to subsidiaries, net	42,809	—	(42,809)	—	—	—	—
Loans to parent, net	—	(45,707)	45,707	—	—	—	—
Native American development costs	—	(580)	—	(580)	—	—	(580)
Investment in subsidiary	—	(6,871)	—	(6,871)	—	6,871	—
Other, net	623	646	—	1,269	(13)	—	1,256
Net cash provided by (used in) investing activities	46,622	(51,842)	(2,164)	(7,384)	(958)	5,285	(3,057)
Cash flows from financing activities:
Payments under credit agreements with original maturities greater than three months	(4,063)	—	—	(4,063)	—	—	(4,063)
Distributions to members and noncontrolling interests	(37,172)	(5,062)	5,062	(37,172)	(2,978)	1,586	(38,564)
Payments of debt issuance costs	(2,356)	—	—	(2,356)	—	—	(2,356)
Payments on derivative instruments with other-than-insignificant financing element	(2,204)	(501)	—	(2,705)	—	—	(2,705)
Loans from subsidiaries, net	45,707	—	(45,707)	—	—	—	—
Payments on advances from parent, net	—	(42,809)	42,809	—	—	—	—
Capital contributions from members	—	—	—	—	6,871	(6,871)	—
Capital contributions from noncontrolling interests	—	—	—	—	5,129	—	5,129
Payments on other debts	(463)	(104)	—	(567)	—	—	(567)
Net cash (used in) provided by financing activities	(551)	(48,476)	2,164	(46,863)	9,022	(5,285)	(43,126)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued) FOR THE THREE MONTHS ENDED MARCH 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
Increase (decrease) in cash and cash equivalents	5,218	(11,212)	—	(5,994)	7,730	—	1,736
Balance, beginning of period	27,182	103,584	—	130,766	6,855	—	137,621
Balance, end of period	$32,400	$92,372	$—	$124,772	$14,585	$—	$139,357
Supplemental cash flow disclosures:
Cash paid for interest	$41,973	$550	$—	$42,523	$29	$—	$42,552
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$—	$8,559	$—	$8,559	$14	$—	$8,573

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Overview
We are a gaming and entertainment company established in 1976 that develops and operates casino entertainment facilities. We currently own and operate nine major hotel/casino properties and ten smaller casino properties (three of which are 50% owned) in the Las Vegas metropolitan area. In addition, we manage Graton Resort & Casino ("Graton Resort") in Sonoma County, California and Gun Lake Casino ("Gun Lake") in Allegan County in southwestern Michigan.
Our operating results are greatly dependent on the level of casino revenue generated at our properties. A substantial portion of our operating income is generated from our gaming operations, primarily from slot play, which represents approximately 80% to 85% of our casino revenue. We use our non-gaming offerings such as restaurants, hotels and other entertainment amenities to attract customer traffic to our casino properties. The majority of our revenue is cash-based and as a result, fluctuations in our revenues have a direct impact on our cash flows from operations. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing and fund capital expenditures.

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
Consumer confidence and spending levels showed further strength in Las Vegas during the first quarter of 2015. However, we cannot be sure if, or how long, favorable market conditions will persist or whether they will continue to positively impact our results of operations.

Results of Operations
The following table presents information about our results of continuing operations (dollars in thousands):

	Three Months Ended March 31,		Percent change
	2015	2014
Net revenues	$342,769	$326,477	5.0%
Operating income	75,301	67,236	12.0%

Casino revenues	234,065	225,643	3.7%
Casino expenses	85,031	84,966	0.1%
Margin	63.7%	62.3%

Food and beverage revenues	65,226	61,046	6.8%
Food and beverage expenses	41,380	40,099	3.2%
Margin	36.6%	34.3%

Room revenues	31,391	28,380	10.6%
Room expenses	11,788	11,290	4.4%
Margin	62.4%	60.2%

Other revenues	17,180	17,076	0.6%
Other expenses	6,132	6,820	(10.1)%

Management fee revenue	19,950	17,386	14.7%

Selling, general and administrative expenses	71,247	70,414	1.2%
Percent of net revenues	20.8%	21.6%

Depreciation and amortization	35,157	31,558	11.4%
Management fee expense	13,592	12,540	8.4%
Write-downs and other charges, net	3,013	1,525	n/m
Interest expense, net	36,295	39,628	(8.4)%
Loss on extinguishment of debt	—	4,132	n/m
______________________________
n/m = Not meaningful
Net Revenues. Net revenues for the three months ended March 31, 2015 increased by 5.0% to $342.8 million as compared to $326.5 million for the three months ended March 31, 2014, due to increases in all of our revenue categories, primarily casino revenue.
Operating Income. Operating income increased by 12.0% to $75.3 million for the three months ended March 31, 2015 as compared to $67.2 million for the three months ended March 31, 2014. Components of operating income are discussed below.
Casino.  Casino revenues increased by 3.7% to $234.1 million for the three months ended March 31, 2015 as compared to $225.6 million for the three months ended March 31, 2014, mainly due to higher slot and table games revenue, partially offset by a decrease in sports revenue related to Super Bowl. Casino expenses increased by 0.1% for the three months ended March 31, 2015 as compared to the prior year period.

Food and Beverage.  For the three months ended March 31, 2015, food and beverage revenue increased by 6.8% as compared to the prior year period, primarily due to increased catering revenue and an increase in volume at our restaurants. For the three months ended March 31, 2015, the number of restaurant guests served increased by 4.5% and the average guest check increased by 1.0% as compared to the three months ended March 31, 2014. Food and beverage expenses increased by 3.2% for the three months ended March 31, 2015 as compared to the prior year period, mainly due to the increased volume at our restaurants and the increase in catering revenue.
Room.  For the three months ended March 31, 2015, room revenues increased by 10.6% due to a 6.1% improvement in ADR and a 5.4% increase in occupancy as compared to the prior year period. Room expenses increased by 4.4% for the three months ended March 31, 2015, respectively, as compared to the prior year periods, mainly due to higher payroll and related costs associated with the increased occupancy. The following table presents key information about our hotel operations:

	Three Months Ended March 31,
	2015	2014
Occupancy	93.0%	88.2%
Average daily rate	$83	$78
Revenue per available room	$77	$69

Occupancy is calculated by dividing total rooms occupied, including complimentary rooms, by total rooms available. Average daily rate ("ADR") is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms. Revenue per available room is calculated by dividing total room revenue by total rooms available.
Other.  Other revenues primarily represent revenues from entertainment, gift shops, bowling, leased outlets and spas. Other revenues increased by $0.1 million for the three months ended March 31, 2015, as compared to the prior year period. Other expenses decreased by $0.7 million for the three months ended March 31, 2015 as compared to the prior year period, primarily representing decreases in cost of sales and payroll expense.
Management Fee Revenue.  Management fee revenue mainly represents fees earned from our management agreements with Graton Resort and Gun Lake. For the three months ended March 31, 2015, management fee revenue increased to $20.0 million as compared to $17.4 million for the prior year period, reflecting increases in management fees from both Graton and Gun Lake. Management fee revenue also includes reimbursable costs, which represent amounts received or due pursuant to our management agreements with Native American tribes for the reimbursement of expenses, primarily payroll costs, that we incur on their behalf. For the three months ended March 31, 2015, reimbursable revenues decreased to $1.7 million as compared to $1.9 million for the prior year period. Excluding reimbursable costs, management fee revenue increased by $2.8 million or 18.4% for the three months ended March 31, 2015 as compared to the prior year period.
Selling, General and Administrative ("SG&A").  SG&A expenses for the three months ended March 31, 2015 increased to $71.2 million as compared to $70.4 million for the prior year period. The 1.2% increase was mainly due to higher payroll and related expenses.
Depreciation and Amortization.  For the three months ended March 31, 2015, depreciation and amortization expense increased to $35.2 million as compared to $31.6 million for the prior year period, primarily due to assets placed into service during the current year period.
Management Fee Expense.  We have long-term management agreements with affiliates of Fertitta Entertainment to manage our properties. Under the management agreements, we pay a base management fee equal to 2% of gross revenues and an incentive management fee equal to 5% of positive EBITDA (as defined in the agreements) for each of our managed properties. Management fee expense for the three months ended March 31, 2015 increased to $13.6 million as compared to $12.5 million for the prior year period.
Write-downs and Other Charges, net. Write-downs and other charges, net includes charges such as losses on asset disposals, severance expense and non-routine transactions. Write-downs and other charges, net, for the three months ended March 31, 2015 totaled $3.0 million, primarily representing the write-off of canceled debt offering costs and investments in two joint ventures, as well as losses on fixed asset disposals. Write-downs and other charges, net for the three months ended March 31, 2014 totaled $1.5 million, primarily representing losses on asset disposals.

Interest Expense, net.  Interest expense, net, for the three months ended March 31, 2015 was $36.3 million as compared to $39.6 million for the prior year period. The decrease is due to the March 2014 repricing of our $1.6 billion term loan, which resulted in an interest rate reduction of 75 basis points on that portion of our debt.
Interest expense, net, includes the impact of our interest rate swaps that are designated in cash flow hedging relationships, which effectively converted $1.0 billion of our variable-rate debt to a fixed rate. Interest expense also includes amortization of deferred losses on discontinued cash flow hedging relationships that are being reclassified from accumulated other comprehensive loss into interest expense through June 2015 as the previously hedged cash flows continue to occur. For the three months ended March 31, 2015, interest rate swaps increased our interest expense by $3.1 million as compared to $3.3 million for the prior year period.
Loss on Extinguishment of Debt. In March 2014, we recognized a loss on extinguishment of debt of $4.1 million related to the repricing of our term loan, primarily representing third-party fees and costs.
Net Income (Loss) Attributable to Noncontrolling Interests. Net income (loss) attributable to noncontrolling interests represents the portion of net income (loss) of MPM and Fertitta Interactive that is not attributable to the Company. The change in net income (loss) attributable to noncontrolling interests for the three months ended March 31, 2015 as compared to the prior year period is primarily due to the discontinuation of operations of Fertitta Interactive.
Adjusted EBITDAM

Adjusted EBITDAM for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Adjusted EBITDAM	$124,631	$110,822

The increase in Adjusted EBITDAM for the three months ended March 31, 2015 as compared to the prior year period is primarily due to the factors described above.

Adjusted EBITDAM is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDAM is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to operating income, Adjusted EBITDAM is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations excluding management fees, non-cash expenses, financing costs, and other non-operational or non-recurring items. Adjusted EBITDAM includes net income from continuing operations plus interest expense, net, depreciation and amortization, management fee expense, preopening expense, share-based compensation expense, write-downs and other charges, net, loss on extinguishment of debt, changes in fair value of derivative instruments, and excludes Adjusted EBITDAM attributable to MPM noncontrolling interests. To evaluate Adjusted EBITDAM and the trends it depicts, the components should be considered. Each of these components can significantly affect our results of operations and should be considered in evaluating our operating performance, and the impact of these components cannot be determined from Adjusted EBITDAM. Further, Adjusted EBITDAM does not represent net income or cash flows from operating, investing or financing activities as defined by GAAP and should not be considered as an alternative to net income as an indicator of our operating performance. Additionally, Adjusted EBITDAM does not consider capital expenditures and other investing activities and should not be considered as a measure of our liquidity. In addition, it should be noted that not all gaming companies that report EBITDAM or adjustments to this measure may calculate EBITDAM or such adjustments in the same manner as we do, and therefore, our measure of Adjusted EBITDAM may not be comparable to similarly titled measures used by other gaming companies.

Following is a reconciliation of net income from continuing operations to Adjusted EBITDAM (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income from continuing operations	$39,413	$23,915
Interest expense, net	36,295	39,628
Depreciation and amortization	35,157	31,558
Management fee expense	13,592	12,540
Preopening	128	29
Share-based compensation	694	766
Write-downs and other charges, net	3,013	1,525
Loss on extinguishment of debt	—	4,132
Change in fair value of derivative instruments	3	2
Other	—	10
Adjusted EBITDAM attributable to MPM noncontrolling interests	(3,664)	(3,283)
Adjusted EBITDAM	$124,631	$110,822

Liquidity and Capital Resources
The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, investments and subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, the risks described in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.
At March 31, 2015, we had $104.7 million in cash and cash equivalents, which is primarily used for the day-to-day operations of our properties. At March 31, 2015, our borrowing availability under our Revolving Credit Facility, subject to continued compliance with the terms of our Credit Facility, was $296.8 million, which is net of outstanding borrowings of $20.0 million and outstanding letters of credit and similar obligations totaling $33.2 million. Subject to obtaining additional commitments under the Credit Facility, we have the ability to increase our borrowing capacity thereunder in an aggregate principal amount not to exceed the greater of (a) $350 million and (b) an unlimited amount, if certain conditions are met and pro forma first lien leverage is less than or equal to 4.5x. Our ability to incur additional debt pursuant to such increased borrowing capacity is subject to compliance with the covenants in the Credit Facility and the indenture governing our 7.50% Senior Notes due 2021 (the "7.50% Senior Notes"), including pro forma compliance with the financial covenants contained in the Credit Facility, and compliance with the covenants contained in the Credit Facility and the indenture limiting our ability to incur additional indebtedness.
Our anticipated uses of cash for the remainder of 2015 include (i) principal and interest payments on our indebtedness totaling approximately $35 million and $76 million, respectively, (ii) approximately $80 million to $95 million for capital expenditures, and (iii) distributions to our members and noncontrolling interests.
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

Following is a summary of our cash flow information (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Cash flows provided by (used in):
Operating activities	$71,167	$47,919
Investing activities	(19,826)	(3,057)
Financing activities	(68,195)	(43,126)
Cash Flows from Operations
Our operating cash flows primarily consist of operating income generated by our properties (excluding depreciation and other non-cash charges), interest paid and changes in working capital accounts such as inventories, prepaid expenses, receivables and payables. The majority of our revenue is generated from our slot machine and table game play, which is conducted mainly on a cash basis. Our food and beverage, room and other revenues are also primarily cash-based. As a result, fluctuations in our revenues have a direct impact on our cash flow from operations. For the three months ended March 31, 2015, cash provided by operating activities increased to $71.2 million as compared to $47.9 million for the prior year period, primarily due to the improved operating results at our properties. Cash paid for interest decreased to $39.6 million for the three months ended March 31, 2015 as compared to $42.6 million for the prior year period as a result of the March 2014 repricing of our Term Loan Facility. Cash flows from operating activities also reflect normal fluctuations in our working capital accounts. Operating cash flows for the three months ended March 31, 2015 and 2014 included $0.3 million and $4.5 million, respectively, of cash used for discontinued operations.
Cash Flows from Investing Activities
During the three months ended March 31, 2015, we paid $23.7 million for capital expenditures, consisting primarily of various renovation projects at our properties, and we paid $0.8 million in reimbursable advances for the North Fork project. In addition, during the three months ended March 31, 2015 we received $5.0 million in proceeds from asset sales, primarily land in Las Vegas that was previously held for development.
During the three months ended March 31, 2014, we paid $20.7 million for capital expenditures and $0.6 million for reimbursable advances for the North Fork project. In addition, during the three months ended March 31, 2014, we received $17.0 million in repayments on our advances for Graton Resort.
Cash Flows from Financing Activities
During the three months ended March 31, 2015, we paid $66.6 million in principal payments on our indebtedness and $17.1 million in distributions to our members. During the same period, MPM paid $1.8 million in distributions to noncontrolling interest holders.
During the three months ended March 31, 2014, we paid $37.2 million in distributions to our members. During the same period, MPM paid $1.4 million in distributions to noncontrolling interest holders, and Fertitta Interactive received capital contributions totaling $5.1 million from noncontrolling interest holders to fund its operations. In addition, we completed a repricing of our Term Loan Facility during the three months ended March 31, 2014 and paid $2.4 million in related fees and costs.
Restrictive Covenants
During the three months ended March 31, 2015, there were no changes in the covenants included in the credit agreement governing our Credit Facility or the indenture governing our 7.50% Senior Notes. A description of these covenants is included in Liquidity and Capital Resources in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. We believe that as of March 31, 2015, we were in compliance with the covenants contained in the Credit Facility and the indenture governing our 7.50% Senior Notes.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities nor do we have any derivative arrangements other than the interest rate swaps discussed above. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At March 31, 2015, we had outstanding letters of credit and similar obligations totaling $33.2 million.

Contractual Obligations
There have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014.
Native American Development
We have development and management agreements with the North Fork Rancheria of Mono Indians, a federally recognized Native American tribe located near Fresno, California, pursuant to which we will assist the tribe in developing and operating a gaming and entertainment facility to be located on Highway 99 north of the city of Madera, California. See Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 8 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014 for information about this project.
Regulation and Taxes
We are subject to extensive regulation by Nevada gaming authorities as well as the NIGC, the California Gambling Control Commission, the Federated Indians of Graton Rancheria Gaming Commission and the Gun Lake Tribal Gaming Commission. In addition, we will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future.

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The Nevada legislature is currently in session, but there are no specific proposals to increase taxes on gaming revenue. There are no assurances that an increase in taxes on gaming or other revenue will not be proposed and passed by the Nevada Legislature in the future.
Description of Certain Indebtedness
A description of our indebtedness is included in Note 11 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to the terms of our indebtedness during the three months ended March 31, 2015.
Derivative Instruments
A description of our derivative instruments is included in Note 5 to the condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2015.
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
At March 31, 2015, $1.6 billion of the borrowings under our credit agreements are based on LIBOR plus applicable margins of 3.25% to 3.50%. The LIBOR rate underlying the borrowings outstanding under our Term Loan Facility was 1.00%, which is the LIBOR floor stipulated in the agreement, and the LIBOR rate underlying the borrowings outstanding under our Revolving Credit Facility and our land loan was 0.18%. We cannot predict the LIBOR or base rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings as of March 31, 2015, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $2.3 million, after giving effect to our interest rate swaps and the 1% LIBOR floor described above.

We are also exposed to interest rate risk related to our interest rate swap agreements which we use to hedge a portion of our variable-rate debt. As of March 31, 2015, we had two variable-to-fixed interest rate swaps with notional amounts totaling $1.0 billion which effectively hedged a portion of the interest rate risk on borrowings under our credit agreements. Our interest rate swaps, both of which are designated in cash flow hedging relationships, are matched with specific debt obligations and qualify for hedge accounting. We do not use derivative financial instruments for trading or speculative purposes. Interest differentials resulting from designated interest rate swap agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate movements also affect the fair values of our interest rate swaps. Fair value is subject to significant estimation and a high degree of variability between periods; however, to the extent that our interest rate swaps are effective in hedging the designated risk, the changes in the fair value are deferred in accumulated other comprehensive income on our Condensed Consolidated Balance Sheets. Certain future events, including prepayment, refinancing or acceleration of the hedged debt, could cause all or a portion of these hedges to become ineffective. The changes in the fair value of ineffective portions of our interest rate swaps are recognized in our statements of income in the period of change. In addition, we are exposed to credit risk should our counterparties fail to perform under the terms of the interest rate swap agreements; however, we seek to minimize such exposure by entering into interest rate swap agreements with highly rated counterparties, and we do not believe we are exposed to significant credit risk as of March 31, 2015.
Additional information about our long-term debt and interest rate swaps is included in Notes 4 and 5, respectively, to the condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q and in Notes 11 and 12, respectively, to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 4.   Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II. Other Information
Item 1.    Legal Proceedings
The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of such matters, and litigation inherently involves significant costs.

Item 1A.    Risk Factors
There have been no material changes in the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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
No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 32.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 32.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 101—The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets at March 31, 2015 (unaudited) and December 31, 2014, (ii) the Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATION CASINOS LLC, Registrant

Date:	May 12, 2015	/s/ MARC J. FALCONE
Marc J. Falcone Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)