Form 10-Q
period 2015-06-30
Station Casinos LLC
filed 2015-08-12
CIK 1503579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
As of July 31, 2015, 100 shares of the registrant's voting units were outstanding and 100 shares of the registrant's non-voting units were outstanding.

STATION CASINOS LLC

Part I. Financial Information
Item 1. Financial Statements
STATION CASINOS LLC CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except units data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113,798	$121,965
Restricted cash	1,067	1,067
Receivables, net	42,885	34,852
Inventories	8,959	9,960
Prepaid gaming tax	22,400	19,426
Prepaid expenses and other current assets	10,721	7,538
Current assets of discontinued operations	222	1,746
Assets held for sale	6,569	—
Total current assets	206,621	196,554
Property and equipment, net of accumulated depreciation of $422,127 and $374,738 at June 30, 2015 and December 31, 2014, respectively	2,116,924	2,135,908
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $59,480 and $50,313 at June 30, 2015 and December 31, 2014, respectively	159,165	168,332
Land held for development	186,920	202,222
Investments in joint ventures	14,880	18,180
Native American development costs	10,956	9,619
Other assets, net	45,960	47,850
Total assets	$2,937,102	$2,974,341
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$23,770	$25,938
Accrued interest payable	14,092	15,049
Other accrued liabilities	117,333	123,297
Current portion of long-term debt	78,759	80,892
Current liabilities of discontinued operations	101	366
Total current liabilities	234,055	245,542
Long-term debt, less current portion	2,004,523	2,065,707
Deficit investment in joint venture	2,315	2,339
Interest rate swap and other long-term liabilities, net	22,047	15,585
Total liabilities	2,262,940	2,329,173
Commitments and contingencies (Note 9)
Members' equity:
Voting units; 100 units authorized, issued and outstanding	—	—
Non-voting units; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	648,226	653,843
Accumulated other comprehensive loss	(5,599)	(7,099)
Retained earnings (accumulated deficit)	7,543	(27,750)
Total Station Casinos LLC members' equity	650,170	618,994
Noncontrolling interest	23,992	26,174
Total members' equity	674,162	645,168
Total liabilities and members' equity	$2,937,102	$2,974,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF INCOME (amounts in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues:
Casino	$229,672	$221,602	$463,737	$447,245
Food and beverage	62,860	59,543	128,086	120,589
Room	31,255	28,884	62,646	57,264
Other	18,642	18,461	35,822	35,537
Management fees	21,025	17,058	40,975	34,444
Gross revenues	363,454	345,548	731,266	695,079
Promotional allowances	(25,636)	(23,801)	(50,679)	(46,855)
Net revenues	337,818	321,747	680,587	648,224
Operating costs and expenses:
Casino	87,147	84,150	172,178	169,116
Food and beverage	40,374	39,403	81,754	79,502
Room	11,302	11,425	23,090	22,715
Other	6,906	7,858	13,038	14,678
Selling, general and administrative	76,083	71,731	147,330	142,145
Preopening	286	144	414	173
Depreciation and amortization	35,775	32,134	70,932	63,692
Management fee expense	12,986	12,133	26,578	24,673
Asset impairment	2,001	—	2,001	—
Write-downs and other charges, net	(3,113)	14,497	(100)	16,022
	269,747	273,475	537,215	532,716
Operating income	68,071	48,272	143,372	115,508
Earnings from joint ventures	407	585	817	1,026
Operating income and earnings from joint ventures	68,478	48,857	144,189	116,534
Other (expense) income:
Interest expense, net	(36,305)	(37,131)	(72,600)	(76,759)
Loss on extinguishment of debt	—	—	—	(4,132)
Gain on Native American development	—	49,074	—	49,074
Change in fair value of derivative instruments	(1)	(71)	(4)	(73)
	(36,306)	11,872	(72,604)	(31,890)
Net income from continuing operations	32,172	60,729	71,585	84,644
Discontinued operations	(33)	(6,120)	(165)	(16,448)
Net income	32,139	54,609	71,420	68,196
Less: net income (loss) attributable to noncontrolling interests	2,323	(752)	3,782	(2,449)
Net income attributable to Station Casinos LLC	$29,816	$55,361	$67,638	$70,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (amounts in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$32,139	$54,609	$71,420	$68,196
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Unrealized loss arising during period	(1,042)	(4,190)	(4,788)	(6,257)
Reclassification of unrealized loss on interest rate swaps into operations	3,068	3,234	6,165	6,507
Unrealized gain (loss) on interest rate swaps, net	2,026	(956)	1,377	250
Unrealized gain (loss) on available-for-sale securities:
Unrealized loss arising during the period	(26)	(24)	(78)	(21)
Reclassification of other-than-temporary impairment of available-for-sale securities into operations	201	—	201	—
Unrealized gain (loss) on available-for-sale securities, net	175	(24)	123	(21)
Other comprehensive income (loss)	2,201	(980)	1,500	229
Comprehensive income	34,340	53,629	72,920	68,425
Less: comprehensive income (loss) attributable to noncontrolling interests	2,323	(752)	3,782	(2,449)
Comprehensive income attributable to Station Casinos LLC	$32,017	$54,381	$69,138	$70,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands, unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$71,420	$68,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,932	66,675
Change in fair value of derivative instruments	4	73
Amortization of deferred losses on derivative instruments	6,165	6,507
Write-downs and other charges, net	(1,510)	15,135
Asset impairment	2,001	—
Amortization of debt discount and debt issuance costs	9,219	8,732
Interest—paid in kind	2,101	2,046
Share-based compensation	1,388	1,538
Earnings from joint ventures	(817)	(1,026)
Distributions from joint ventures	903	799
Loss on extinguishment of debt	—	4,132
Gain on Native American development	—	(49,074)
Changes in assets and liabilities:
Receivables, net	5,269	(813)
Inventories and prepaid expenses	(5,766)	(5,066)
Accounts payable	439	2,239
Accrued interest payable	(926)	(838)
Other accrued liabilities	(1,009)	(10,064)
Other, net	488	846
Net cash provided by operating activities	160,301	110,037
Cash flows from investing activities:
Capital expenditures, net of related payables	(50,648)	(42,422)
Proceeds from asset sales	8,209	318
Investments in joint ventures	(41)	(3,418)
Distributions in excess of earnings from joint ventures	484	99
Proceeds from repayment of Native American development costs	—	66,048
Native American development costs	(1,219)	(1,125)
Other, net	(1,742)	833
Net cash (used in) provided by investing activities	(44,957)	20,333

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands, unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities:
Payments under credit agreements with original maturities greater than three months	(70,754)	(59,152)
Distributions to members and noncontrolling interests	(45,314)	(53,348)
Payment of debt issuance costs	—	(2,454)
Payments on derivative instruments with other-than-insignificant financing elements	(5,040)	(5,461)
Capital contributions from noncontrolling interests	—	7,266
Other, net	(2,918)	(1,307)
Net cash used in financing activities	(124,026)	(114,456)
Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
(Decrease) increase in cash and cash equivalents	(8,682)	15,914
Balance, beginning of period	122,702	137,621
Balance, end of period	$114,020	$153,535
Supplemental cash flow disclosures:
Cash paid for interest	$60,855	$63,567
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$15,291	$12,145
Proceeds from asset sales included in accounts receivable	$12,482	$—

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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Significant estimates incorporated into the Company's condensed consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated cash flows and other factors used in assessing the recoverability of goodwill, intangible assets and other long-lived assets, the estimated reserve for self-insured insurance claims, the estimated costs associated with the Company's player rewards program and the estimated liabilities related to litigation, claims and assessments. Actual results could differ from those estimates.

Principles of Consolidation
The amounts shown in the accompanying condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries and MPM Enterprises, LLC ("MPM"), which is a 50% owned, consolidated variable interest entity ("VIE") that manages Gun Lake Casino. All significant intercompany accounts and transactions have been eliminated.
The Company consolidates MPM because it directs the activities of MPM that most significantly impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that are significant to MPM. The assets of MPM reflected in the Company's Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014 included intangible assets of $26.8 million and $31.9 million, respectively, and receivables of $2.7 million and $3.2 million, respectively. MPM's assets may be used only to settle MPM's obligations, and MPM's beneficial interest holders have no recourse to the general credit of the Company.

The Company has various other investments in 50% owned joint ventures which are accounted for using the equity method, including its three 50% owned smaller casino properties. In April 2015, the Company sold its 50% investment in a joint venture which owns undeveloped land in North Las Vegas. Equity method investments at June 30, 2015 and December 31, 2014 also included $7.2 million and $8.8 million, respectively, of investments in certain restaurants at the Company's properties which are considered to be VIEs, of which Station is not the primary beneficiary.

Third party holdings of equity interests in the Company's consolidated subsidiaries are referred to herein as noncontrolling interests. The portion of net income (loss) attributable to noncontrolling interests is presented separately in the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income, and the

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Assets Held for Sale

The Company classifies assets as held for sale when an asset or asset group meets all of the held for sale criteria in the accounting guidance for impairment and disposal of long-lived assets. Assets held for sale are initially measured at the lower of carrying amount or fair value less cost to sell. At June 30, 2015, assets held for sale primarily represented undeveloped land in Las Vegas that is expected to be sold within one year.

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

In May 2014, the FASB issued a new accounting standard for revenue recognition which requires entities to recognize revenue when it transfers promised goods or services to customers, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard supersedes the existing accounting guidance for revenue recognition, including industry-specific guidance, and amends certain accounting guidance for recognition of gains and losses on the transfer of non-financial assets. For public companies, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Upon adoption, financial statement issuers may elect to apply the new standard either retrospectively to each prior reporting period presented, or using a modified retrospective approach by recognizing the cumulative effect of initial application and providing certain additional disclosures. The Company will adopt this guidance in the first quarter of 2018. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations, and has not yet determined which adoption method it will elect.

In April 2015, the FASB issued amended accounting guidance that changes the balance sheet presentation of debt issuance costs. Under the amended guidance, debt issuance costs will be presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset. For public companies, the new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 (including interim periods within those fiscal years), and is required to be applied on a retrospective basis. Early adoption is permitted. The Company expects to early adopt this guidance as of December 31, 2015. Upon adoption, approximately $18 million in debt issuance costs which are currently

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

included in other assets will be reclassified as a direct deduction from the related debt liabilities. The adoption will have no effect on the Company's results of operations.

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

    The results of Fertitta Interactive have been reported as discontinued operations in the accompanying Condensed Consolidated Statements of Income for all periods presented. Following is an analysis of discontinued operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$—	$2,404	$—	$5,198
Costs and expenses	33	8,524	165	21,646
Net loss from discontinued operations	(33)	(6,120)	(165)	(16,448)
Less: net loss from discontinued operations attributable to noncontrolling interests	(14)	(2,682)	(70)	(7,217)
Net loss from discontinued operations attributable to Station Casinos LLC	$(19)	$(3,438)	$(95)	$(9,231)

The assets and liabilities of Fertitta Interactive are reported separately in the Condensed Consolidated Balance Sheets. The major classes of assets of discontinued operations are presented below (amounts in thousands):

	June 30, 2015	December 31, 2014
Cash	$222	$737
Accounts receivable and other	—	1,009
Total assets	$222	$1,746

Fertitta Interactive's current liabilities at June 30, 2015 and December 31, 2014 consisted primarily of accounts payable, accrued expenses and gaming-related liabilities.

3.    Native American Development

Following is information about the Company's Native American development activities.

North Fork Rancheria of Mono Indian Tribe

The Company has development and management agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally-recognized Indian tribe located near Fresno, California, which were entered into in 2003. Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility (the "North Fork Project") to be located on a 305-acre parcel of land on Highway 99 north of the city of Madera, California (the "North Fork Site"), which was taken into trust for the benefit of the Mono by the Department of the Interior ("DOI") on February 5, 2013.

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

The Company and the Mono entered into the Second Amended and Restated Development Agreement (the "Development Agreement") in August 2014, under which the Company will receive a development fee of 4% of the costs of construction and the costs of development (both as defined in the Development Agreement). Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining third-party financing, the Company will contribute significant financial support to the North Fork Project. Through June 30, 2015, the Company has paid approximately $26.1 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, secure the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of third-party financing or from the Mono's gaming revenues; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company's adoption of fresh-start reporting in 2011. At June 30, 2015, the carrying amount of the advances was $11.0 million.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table outlines the Company's evaluation at June 30, 2015 of each of the critical milestones necessary to complete the North Fork Project.

As of June 30, 2015
Federally recognized as a tribe by the Bureau of Indian Affairs ("BIA")	Yes
Date of recognition	No later than 1916. Federal recognition was terminated in 1961 and restored in 1983. There is currently no evidence to suggest that recognition might be terminated in the future.
Tribe has possession of or access to usable land upon which the project is to be built	The Department of the Interior ("DOI") accepted approximately 305 acres of land into trust for the benefit of the Mono on February 5, 2013.
Status of obtaining regulatory and governmental approvals:
Tribal–state compact
A compact was negotiated and signed by the Governor of California and the Mono on August 31, 2012 (the “Compact”). The Compact was ratified by the California State Assembly and Senate on May 2, 2013 and June 27, 2013, respectively. Opponents of the North Fork Project qualified a referendum, "Proposition 48," for a state-wide ballot challenging the legislature’s ratification of the Compact. On November 4, 2014, Proposition 48 failed. The project’s opponents contend that the failure of Proposition 48 nullified the ratification of the Compact and, therefore, the Compact is not in effect. On March 17, 2015, the Mono filed suit against the State of California (see North Fork Rancheria of Mono Indians v. State of California) to obtain a compact with the State or procedures from the Assistant Secretary of the Interior for Indian Affairs under which Class III gaming may be conducted on the North Fork Site. On May 6, 2015, the State of California filed its answer to the Mono’s complaint. No assurances can be provided as to whether the Mono will be successful in obtaining a tribal-state compact or Secretarial procedures to conduct Class III gaming on the North Fork Site.

Approval of gaming compact by DOI	The Compact was submitted to the DOI on July 19, 2013. The Company believes that the Compact became effective as a matter of federal law on October 22, 2013.
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

Stand Up For California! v. Brown. On February 27, 2014, the Mono filed a Cross-Complaint against the State alleging that the referendum was invalid and unenforceable to the extent it purports to overturn the ratification of the Compact. Oral argument on the Mono’s Cross-Complaint was held on June 19, 2014 and on June 26, 2014 the court dismissed the Mono’s Cross-Complaint.  On September 4, 2014, the Mono timely filed their notice of appeal of the dismissal of the Cross-Complaint. On June 15, 2015, the Mono filed their opening appellate brief; plaintiffs’ and the State’s reply briefs are due no later than August 31, 2015.

North Fork Rancheria of Mono Indians v. State of California. On March 17, 2015, the Mono filed a complaint against the State of California (the "State") alleging that the State has violated 25 U.S.C. Section 2710(d)(7) et. seq. by failing to negotiate with the Mono in good faith to enter into a tribal-state compact governing Class III gaming on the Mono’s Indian

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

lands. The suit seeks a declaration that the State has failed to negotiate in good faith to enter into an enforceable tribal-state compact and an order directing the State to conclude an enforceable tribal-state compact within 60 days or submit to mediation. On May 6, 2015, the State filed its answer to the Mono's complaint. On July 17, 2015, the Chowchilla (Chaushilha) Tribe of Yokuts ("Chowchilla"), a group that is not federally recognized, filed a motion to intervene in this case. On August 3, 2015, both the State and the Mono filed their oppositions to Chowchilla's motion to intervene. On July 22, 2015, the court filed a scheduling order indicating that the Mono’s Motion for Judgment on the Pleadings is due on August 17, 2015; the State’s Opposition and Cross Motion for Judgment on the Pleadings is due on September 17, 2015; the Mono’s Opposition and Reply is due on October 8, 2015; and the State’s Reply is due on October 29, 2015.

The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurance as to when, or if, these approvals will be obtained. The Company currently estimates that construction of the facility may begin in the next 36 to 48 months and estimates that the facility would be completed and opened for business approximately 18 months after construction begins. There can be no assurance, however, that the North Fork Project will be completed and opened within this time frame or at all. The Company expects to assist the Mono in obtaining third-party financing for the North Fork Project once all necessary regulatory approvals have been received and prior to commencement of construction; however, there can be no assurance that the Company will be able to obtain such financing for the North Fork Project on acceptable terms or at all.

The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at June 30, 2015. The Company's evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company's estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

4.    Long-term Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2015	December 31, 2014
$1.625 billion Term Loan Facility, due March 1, 2020, interest at a margin above LIBOR or base rate (4.25% at June 30, 2015 and December 31, 2014, respectively), net of unamortized discount of $38.0 million and $42.1 million, respectively	$1,438,692	$1,503,831
$350 million Revolving Credit Facility, due March 1, 2018, interest at a margin above LIBOR or base rate	—	—
$500 million 7.50% Senior Notes, due March 1, 2021, net of unamortized discount of $5.0 million and $5.3 million, respectively	495,022	494,682
Restructured Land Loan, due June 16, 2016, interest at a margin above LIBOR or base rate (3.69% and 3.67% at June 30, 2015 and December 31, 2014, respectively), net of unamortized discount of $4.5 million and $6.7 million, respectively	109,504	106,783
Other long-term debt, weighted-average interest of 3.98% at June 30, 2015 and December 31, 2014, maturity dates ranging from 2016 to 2027	40,064	41,303
Total long-term debt	2,083,282	2,146,599
Current portion of long-term debt	(78,759)	(80,892)
Total long-term debt, net	$2,004,523	$2,065,707

Restructured Land Loan

On June 17, 2011, an indirect wholly owned subsidiary of the Company, CV PropCo, LLC ("CV Propco"), as borrower, entered into an amended and restated credit agreement (the "Restructured Land Loan") with Deutsche Bank AG Cayman Islands Branch and JPMorgan Chase Bank, N.A. as initial lenders, consisting of a term loan facility with an initial principal amount of $105 million and an initial maturity date of June 16, 2016. CV Propco has two options to extend the maturity date for one additional year to be available subject to absence of default, payment of up to a 1% extension fee for each

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

year, and a step-up in interest rate to not more than LIBOR plus 4.50% or base rate plus 3.50% in the sixth year, and not more than LIBOR plus 5.50% or base rate plus 4.50% in the seventh year. In addition, CV Propco is required to enter into an interest rate agreement that fixes or caps LIBOR at 5.00% during each of the extended maturity periods. Interest on the Restructured Land Loan is paid in kind during the first five years, and interest accruing in the sixth and seventh years shall be paid in cash. The Company has determined that CV Propco has the intent and ability to execute the first one-year extension option which would extend the maturity date to June 16, 2017, and accordingly, the amounts outstanding under the Restructured Land Loan were excluded from the current portion of long-term debt at June 30, 2015.

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

The Company evaluated the repricing transaction on a lender by lender basis and accounted for the portion of the transaction that did not meet the criteria for debt extinguishment as a debt modification. As a result of the repricing transaction, the Company recognized a $4.1 million loss on extinguishment of debt during the first quarter of 2014, which included $2.4 million in third-party fees and the write-off of $1.7 million in unamortized debt discount and debt issuance costs related to the repriced debt.

The credit agreement governing the Term Loan Facility and the Revolving Credit Facility contains a number of customary covenants, including requirements that the Company maintain a maximum total leverage ratio ranging from 6.50 to 1.00 at June 30, 2015 to 5.00 to 1.00 in 2017 and a minimum interest coverage ratio ranging from 2.50 to 1.00 in 2015 to 3.00 to 1.00 in 2017, provided that a default of the financial ratio covenants shall only become an event of default under the Term Loan Facility if the lenders providing the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. At June 30, 2015, the Company’s total leverage ratio was 4.58 to 1.00 and its interest coverage ratio was 3.75 to 1.00, both as defined in the credit agreement, and the Company believes it was in compliance with all applicable covenants.

Revolver Availability

At June 30, 2015, the Company's borrowing availability under the $350 million Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $316.8 million, which is net of outstanding letters of credit and similar obligations totaling $33.2 million.

5.    Derivative Instruments

The Company's objective in using derivative instruments is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as a primary part of its cash flow hedging strategy. The Company's interest rate swaps utilized as cash flow hedges involve the receipt of variable-rate payments in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not use derivative financial instruments for trading or speculative purposes. The Company carries derivative instruments on the Condensed Consolidated Balance Sheets at fair value, which incorporates adjustments for the nonperformance risk of the Company and the counterparties. At June 30, 2015, the Company had two outstanding interest rate swaps with a total notional amount of $1.0 billion. One of the Company's interest rate swaps with a notional amount of approximately $0.7 billion matured in July 2015, and the notional amount of the Company's remaining interest rate swap, which matures in 2017, increased by the same amount.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The table below presents the fair value of the Company's derivative financial instruments, exclusive of any accrued interest, as well as their classification on the Condensed Consolidated Balance Sheets (amounts in thousands):

	Balance sheet classification	Fair value
		June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swap	Other accrued liabilities	$112	$4,149
Interest rate swap	Interest rate swap and other long–term liabilities, net	9,925	6,105

The Company recognizes changes in the fair value of derivative instruments each period as described in the Cash Flow Hedges section below.

As of June 30, 2015, the Company had not posted any collateral related to its interest rate swap agreements; however, the Company's obligations under the swaps are subject to the security and guarantee arrangements applicable to the related credit agreements. The swap agreements contain cross-default provisions under which the Company could be declared in default on its obligations under such agreements if certain conditions of default exist on the Credit Facility. As of June 30, 2015, the termination value of the interest rate swaps, including accrued interest, was a net liability of $10.9 million. Had the Company been in breach of the provisions of the swap arrangements, it could have been required to pay the termination value to settle the obligations.

Cash Flow Hedges

As of June 30, 2015, the Company's two outstanding interest rate swaps effectively converted $1.0 billion of its variable interest rate debt to a fixed rate of approximately 5.29%. In accordance with the accounting guidance for derivatives and hedging, the Company has designated the full notional amount of both interest rate swaps as cash flow hedges of interest rate risk. Under the terms of the swap agreements, the Company pays fixed rates ranging from 1.77% to 2.13% and receives variable rates based on one-month LIBOR (subject to a minimum of 1.00%). As of June 30, 2015, the Company paid a weighted-average fixed interest rate of 2.04% and received a weighted-average variable interest rate of 1.00% on its interest rate swaps, which is the LIBOR floor stipulated in the agreements.

For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) until the interest payments being hedged are recorded as interest expense, at which time the amounts in other comprehensive income (loss) are reclassified as an adjustment to interest expense. Gains or losses on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of change in fair value of derivative instruments in the Condensed Consolidated Statements of Income. The Company's two interest rate swaps that were outstanding at June 30, 2015 had fair values other than zero at the time they were designated in hedging relationships, resulting in ineffectiveness.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The table below presents the losses on derivative financial instruments included in the Company's condensed consolidated financial statements (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014		2015	2014		2015	2014
Interest rate swaps	$(1,042)	$(4,190)	Interest expense, net	$(3,068)	$(3,234)	Change in fair value of derivative instruments	$(1)	$(71)

Derivatives in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015	2014		2015	2014
Interest rate swaps	$(4,788)	$(6,257)	Interest expense, net	$(6,165)	$(6,507)	Change in fair value of derivative instruments	$(4)	$(73)

Losses reclassified from accumulated other comprehensive loss into interest expense, net included deferred losses on discontinued cash flow hedging relationships that were being amortized as an increase to interest expense as the previously hedged interest payments continued to occur. As of June 30, 2015, all deferred losses on previously discontinued cash flow hedging relationships had been reclassified from accumulated other comprehensive loss into interest expense. Approximately $4.8 million of deferred losses on the Company's designated interest rate swaps is expected to be reclassified from accumulated other comprehensive loss into earnings during the next twelve months.

6.    Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$108	$108	$—	$—

Liabilities
Interest rate swaps	$10,037	$—	$10,037	$—

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

		Fair Value Measurement at Reporting Date Using
	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$187	$187	$—	$—
Liabilities
Interest rate swaps	$10,254	$—	$10,254	$—
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

Assets Measured at Fair Value on a Nonrecurring Basis

During the three months ended June 30, 2015, the Company recognized an impairment charge of $1.8 million to write down the carrying amount of a parcel of land in Las Vegas to its estimated fair value of $2.1 million.

Fair Value of Long-term Debt

The following table presents information about the estimated fair value of the Company's long-term debt compared with its carrying amount (amounts in millions):

	June 30, 2015	December 31, 2014
Aggregate fair value	$2,146	$2,166
Aggregate carrying amount, net of unamortized discounts	2,083	2,147

The estimated fair value of the Company's long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Members' Equity

Changes in Members' Equity and Noncontrolling Interest

The changes in members' equity and noncontrolling interest for the six months ended June 30, 2015 were as follows (amounts in thousands):

	Voting Units	Non-voting Units	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Station Casinos LLC Members' Equity	Noncontrolling Interest	Total Members' Equity
Balances, December 31, 2014	$—	$—	$653,843	$(7,099)	$(27,750)	$618,994	$26,174	$645,168
Unrealized gain on interest rate swaps, net	—	—	—	1,377	—	1,377	—	1,377
Net reclassification of unrealized loss on available-for-sale securities	—	—	—	123	—	123	—	123
Share-based compensation	—	—	1,388	—	—	1,388	—	1,388
Net income	—	—	—	—	67,638	67,638	3,782	71,420
Distributions	—	—	(7,005)	—	(32,345)	(39,350)	(5,964)	(45,314)
Balances, June 30, 2015	$—	$—	$648,226	$(5,599)	$7,543	$650,170	$23,992	$674,162

At June 30, 2015, noncontrolling interest included a 50% ownership interest in MPM, a 42.7% ownership interest in Fertitta Interactive and ownership interests of the former mezzanine lenders and former unsecured creditors of Station Casinos, Inc. who hold warrants to purchase stock in CV Propco and NP Tropicana LLC.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (amounts in thousands):

	Unrealized Loss on Interest Rate Swaps	Unrealized Loss on Available-for-sale Securities	Total
Balances, December 31, 2014	$(6,976)	$(123)	$(7,099)
Unrealized losses on interest rate swaps	(4,788)	—	(4,788)
Reclassification of unrealized losses on interest rate swaps into income	6,165	—	6,165
Unrealized loss on available-for-sale securities	—	(78)	(78)
Reclassification of other-than-temporary impairment of available-for-sale securities into income	—	201	201
Balances, June 30, 2015	$(5,599)	$—	$(5,599)

Net Income Attributable to Station Casinos LLC

Net income attributable to Station Casinos LLC was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income from continuing operations	$29,835	$58,799	$67,733	$79,876
Net loss from discontinued operations	(19)	(3,438)	(95)	(9,231)
Net income	$29,816	$55,361	$67,638	$70,645

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In July 2015, the Company's Board of Managers approved a distribution of $100 million to the equityholders of Station Holdco LLC, which is expected to be paid during the third quarter of 2015.

8.    Write-downs and Other Charges, Net

Write-downs and other charges, net include various charges to record net losses (gains) on asset disposals and non-routine transactions. Write-downs and other charges, net consisted of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Gain) loss on disposal of assets, net	$(3,451)	$14,106	$(1,415)	$15,784
Severance expense	261	414	530	878
Other	77	(23)	785	(640)
	$(3,113)	$14,497	$(100)	$16,022

During the three months ended June 30, 2015, the Company sold certain parcels of land that were previously held for development, and recognized gains on sale totaling $5.6 million, which is included in (gain) loss on disposal of assets, net. Accounts receivable at June 30, 2015 included $12.5 million of land sale proceeds that were received on July 1, 2015. For the three months ended June 30, 2014, net loss on asset disposals primarily represented the abandonment of certain assets, including an amphitheater and an outdoor water feature, as well as asset disposals related to various remodeling projects.

9.    Commitments and Contingencies

The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of any legal matters and litigation inherently involves significant costs.

10.    Condensed Consolidating Financial Information

In March 2013, the Company issued the 7.50% Senior Notes, pursuant to an indenture among the Company (the "Parent"), the guarantors party thereto (the "Guarantor Subsidiaries") and Wells Fargo Bank, National Association, as trustee. The 7.50% Senior Notes are guaranteed by all subsidiaries of the Company other than NP Landco Holdco LLC and its subsidiaries, MPM, and SC Restaurant Holdco LLC. The following condensed consolidating financial statements present information about the Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries. These condensed consolidating financial statements are presented in the provided form because (i) the Guarantor Subsidiaries are 100% owned subsidiaries of the Company (the issuer of the 7.50% Senior Notes), (ii) the guarantees are joint and several, and (iii) the guarantees are "full and unconditional," as those terms are used in Regulation S-X Rule 3-10.  The guarantee of a Guarantor Subsidiary will be automatically released in certain customary circumstances, such as when such Guarantor Subsidiary is sold or all of the assets of such Guarantor Subsidiary are sold, the capital stock is sold, when such Guarantor Subsidiary is designated as an "unrestricted subsidiary" for purposes of the indenture, or upon legal defeasance or satisfaction and discharge of the indenture. The Company has reclassified intercompany cash flows and intercompany receivable and payable balances between the Parent and the Guarantor Subsidiaries in the condensed consolidating statements of cash flows and the condensed consolidating balance sheets, respectively, for the prior year to conform to the current year presentation. The reclassification had no impact on the condensed consolidating statements of income, the condensed consolidating statements of comprehensive income (loss), the combined cash flows of the Parent and the Guarantor Subsidiaries, the combined balance sheets of the Parent and the Guarantor Subsidiaries, or the condensed consolidated financial statements.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS JUNE 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$20,140	$90,024	$—	$110,164	$3,634	$—	$113,798
Restricted cash	1,067	—	—	1,067	—	—	1,067
Receivables, net	1,906	36,886	—	38,792	4,093	—	42,885
Intercompany receivables	937	—	—	937	—	(937)	—
Advances to subsidiaries	193,916	—	(193,916)	—	—	—	—
Loans to parent	—	591,001	(591,001)	—	—	—	—
Inventories	7	8,818	—	8,825	134	—	8,959
Prepaid gaming tax	—	22,246	—	22,246	154	—	22,400
Prepaid expenses and other current assets	8,563	1,962	—	10,525	196	—	10,721
Current assets of discontinued operations	—	—	—	—	222	—	222
Assets held for sale	—	6,569	—	6,569	—	—	6,569
Total current assets	226,536	757,506	(784,917)	199,125	8,433	(937)	206,621
Property and equipment, net	76,400	2,028,949	—	2,105,349	11,575	—	2,116,924
Goodwill	1,234	194,442	—	195,676	—	—	195,676
Intangible assets, net	1,045	131,317	—	132,362	26,803	—	159,165
Land held for development	—	87,900	—	87,900	99,020	—	186,920
Investments in joint ventures	—	11,252	—	11,252	3,628	—	14,880
Native American development costs	—	10,956	—	10,956	—	—	10,956
Investments in subsidiaries	2,916,462	14,456	(2,917,577)	13,341	—	(13,341)	—
Other assets, net	29,125	16,211	—	45,336	624	—	45,960
Total assets	$3,250,802	$3,252,989	$(3,702,494)	$2,801,297	$150,083	$(14,278)	$2,937,102

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) JUNE 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$3,985	$19,198	$—	$23,183	$587	$—	$23,770
Accrued interest payable	13,950	130	—	14,080	12	—	14,092
Other accrued liabilities	20,628	95,096	—	115,724	1,609	—	117,333
Intercompany payables	—	—	—	—	900	(900)	—
Loans from subsidiaries	591,001	—	(591,001)	—	—	—	—
Advances from parent	—	193,916	(193,916)	—	—	—	—
Current portion of long-term debt	77,028	1,731	—	78,759	—	—	78,759
Current liabilities of discontinued operations	—	—	—	—	138	(37)	101
Total current liabilities	706,592	310,071	(784,917)	231,746	3,246	(937)	234,055
Long-term debt, less current portion	1,891,662	3,357	—	1,895,019	109,504	—	2,004,523
Deficit investment in joint venture	—	2,315	—	2,315	—	—	2,315
Interest rate swap and other long-term liabilities, net	2,378	19,669	—	22,047	—	—	22,047
Total liabilities	2,600,632	335,412	(784,917)	2,151,127	112,750	(937)	2,262,940
Members' equity:
Total Station Casinos LLC members' equity	650,170	2,917,577	(2,917,577)	650,170	13,341	(13,341)	650,170
Noncontrolling interest	—	—	—	—	23,992	—	23,992
Total members' equity	650,170	2,917,577	(2,917,577)	650,170	37,333	(13,341)	674,162
Total liabilities and members' equity	$3,250,802	$3,252,989	$(3,702,494)	$2,801,297	$150,083	$(14,278)	$2,937,102

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$13,554	$104,575	$—	$118,129	$3,836	$—	$121,965
Restricted cash	1,067	—	—	1,067	—	—	1,067
Receivables, net	2,830	27,633	—	30,463	4,389	—	34,852
Intercompany receivables	3,116	—	—	3,116	—	(3,116)	—
Advances to subsidiaries	273,344	—	(273,344)	—	—	—	—
Loans to parent	—	503,684	(503,684)	—	—	—	—
Inventories	7	9,823	—	9,830	130	—	9,960
Prepaid gaming tax	—	19,281	—	19,281	145	—	19,426
Prepaid expenses and other current assets	5,003	2,331	—	7,334	204	—	7,538
Current assets of discontinued operations	—	—	—	—	1,746	—	1,746
Total current assets	298,921	667,327	(777,028)	189,220	10,450	(3,116)	196,554

Property and equipment, net	72,230	2,051,495	—	2,123,725	12,183	—	2,135,908
Goodwill	1,234	194,442	—	195,676	—	—	195,676
Intangible assets, net	1,045	135,384	—	136,429	31,903	—	168,332
Land held for development	—	103,202	—	103,202	99,020	—	202,222
Investments in joint ventures	—	13,252	—	13,252	4,928	—	18,180
Native American development costs	—	9,619	—	9,619	—	—	9,619
Investments in subsidiaries	2,789,090	16,914	(2,785,357)	20,647	—	(20,647)	—
Other assets, net	30,438	16,703	—	47,141	709	—	47,850
Total assets	$3,192,958	$3,208,338	$(3,562,385)	$2,838,911	$159,193	$(23,763)	$2,974,341

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) DECEMBER 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$1,391	$24,053	$—	$25,444	$494	$—	$25,938
Accrued interest payable	14,877	161	—	15,038	11	—	15,049
Other accrued liabilities	19,518	102,177	—	121,695	1,602	—	123,297
Intercompany payables	—	—	—	—	2,735	(2,735)	—
Loans from subsidiaries	503,684	—	(503,684)	—	—	—	—
Advances from parent	—	273,344	(273,344)	—	—	—	—
Current portion of long-term debt	79,305	1,587	—	80,892	—	—	80,892
Current liabilities of discontinued operations	—	—	—	—	747	(381)	366
Total current liabilities	618,775	401,322	(777,028)	243,069	5,589	(3,116)	245,542
Long-term debt, less current portion	1,955,189	3,735	—	1,958,924	106,783	—	2,065,707
Deficit investment in joint venture	—	2,339	—	2,339	—	—	2,339
Interest rate swap and other long-term liabilities, net	—	15,585	—	15,585	—	—	15,585
Total liabilities	2,573,964	422,981	(777,028)	2,219,917	112,372	(3,116)	2,329,173
Members' equity:
Total Station Casinos LLC members' equity	618,994	2,785,357	(2,785,357)	618,994	20,647	(20,647)	618,994
Noncontrolling interest	—	—	—	—	26,174	—	26,174
Total members' equity	618,994	2,785,357	(2,785,357)	618,994	46,821	(20,647)	645,168
Total liabilities and members' equity	$3,192,958	$3,208,338	$(3,562,385)	$2,838,911	$159,193	$(23,763)	$2,974,341

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$227,930	$—	$227,930	$1,742	$—	$229,672
Food and beverage	—	62,693	—	62,693	167	—	62,860
Room	—	30,266	—	30,266	989	—	31,255
Other	2	16,845	—	16,847	2,871	(1,076)	18,642
Management fees	1,502	9,806	—	11,308	9,717	—	21,025
Gross revenues	1,504	347,540	—	349,044	15,486	(1,076)	363,454
Promotional allowances	—	(25,511)	—	(25,511)	(125)	—	(25,636)
Net revenues	1,504	322,029	—	323,533	15,361	(1,076)	337,818

Operating costs and expenses:
Casino	—	86,543	—	86,543	604	—	87,147
Food and beverage	—	40,332	—	40,332	42	—	40,374
Room	—	10,699	—	10,699	603	—	11,302
Other	—	5,493	—	5,493	1,413	—	6,906
Selling, general and administrative	5,543	68,397	—	73,940	3,219	(1,076)	76,083
Preopening	—	286	—	286	—	—	286
Depreciation and amortization	3,165	29,519	—	32,684	3,091	—	35,775
Management fee expense	—	12,873	—	12,873	113	—	12,986
Asset impairment	201	1,800	—	2,001	—	—	2,001
Write-downs and other charges, net	102	(3,284)	—	(3,182)	69	—	(3,113)
	9,011	252,658	—	261,669	9,154	(1,076)	269,747

Operating (loss) income	(7,507)	69,371	—	61,864	6,207	—	68,071
Earnings from subsidiaries	68,959	2,318	(70,784)	493	—	(493)	—
Earnings (losses) from joint ventures	—	511	—	511	(104)	—	407
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	61,452	72,200	(70,784)	62,868	6,103	(493)	68,478

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Continued) FOR THE THREE MONTHS ENDED JUNE 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other expense:
Interest expense, net	(31,636)	(1,415)	—	(33,051)	(3,254)	—	(36,305)
Change in fair value of derivative instruments	—	(1)	—	(1)	—	—	(1)
	(31,636)	(1,416)	—	(33,052)	(3,254)	—	(36,306)
Net income from continuing operations	29,816	70,784	(70,784)	29,816	2,849	(493)	32,172
Discontinued operations	—	—	—	—	(33)	—	(33)
Net income	29,816	70,784	(70,784)	29,816	2,816	(493)	32,139
Less: net income attributable to noncontrolling interests	—	—	—	—	2,323	—	2,323
Net income attributable to Station Casinos LLC	$29,816	$70,784	$(70,784)	$29,816	$493	$(493)	$29,816

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$219,785	$—	$219,785	$1,817	$—	$221,602
Food and beverage	—	59,365	—	59,365	178	—	59,543
Room	—	27,995	—	27,995	889	—	28,884
Other	1	16,038	—	16,039	3,378	(956)	18,461
Management fees	1,493	6,836	—	8,329	8,729	—	17,058
Gross revenues	1,494	330,019	—	331,513	14,991	(956)	345,548
Promotional allowances	—	(23,661)	—	(23,661)	(140)	—	(23,801)
Net revenues	1,494	306,358	—	307,852	14,851	(956)	321,747

Operating costs and expenses:
Casino	—	83,520	—	83,520	630	—	84,150
Food and beverage	—	39,356	—	39,356	47	—	39,403
Room	—	10,881	—	10,881	544	—	11,425
Other	—	5,838	—	5,838	2,020	—	7,858
Selling, general and administrative	3,109	66,397	—	69,506	3,181	(956)	71,731
Preopening	—	144	—	144	—	—	144
Depreciation and amortization	1,643	27,434	—	29,077	3,057	—	32,134
Management fee expense	—	12,020	—	12,020	113	—	12,133
Write-downs and other charges, net	(16)	14,509	—	14,493	4	—	14,497
	4,736	260,099	—	264,835	9,596	(956)	273,475

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Continued) FOR THE THREE MONTHS ENDED JUNE 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated

Operating (loss) income	(3,242)	46,259	—	43,017	5,255	—	48,272
Earnings (losses) from subsidiaries	91,274	(1,520)	(92,844)	(3,090)	—	3,090	—
Earnings from joint ventures	—	585	—	585	—	—	585
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	88,032	45,324	(92,844)	40,512	5,255	3,090	48,857

Other (expense) income:
Interest expense, net	(32,672)	(1,482)	—	(34,154)	(2,977)	—	(37,131)
Gain on Native American development	—	49,074	—	49,074	—	—	49,074
Change in fair value of derivative instruments	1	(72)	—	(71)	—	—	(71)
	(32,671)	47,520	—	14,849	(2,977)	—	11,872
Net income from continuing operations	55,361	92,844	(92,844)	55,361	2,278	3,090	60,729
Discontinued operations	—	—	—	—	(6,120)	—	(6,120)
Net income (loss)	55,361	92,844	(92,844)	55,361	(3,842)	3,090	54,609
Less: net loss attributable to noncontrolling interests	—	—	—	—	(752)	—	(752)
Net income (loss) attributable to Station Casinos LLC	$55,361	$92,844	$(92,844)	$55,361	$(3,090)	$3,090	$55,361

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$460,229	$—	$460,229	$3,508	$—	$463,737
Food and beverage	—	127,759	—	127,759	327	—	128,086
Room	—	60,857	—	60,857	1,789	—	62,646
Other	3	34,031	—	34,034	5,368	(3,580)	35,822
Management fees	2,843	19,080	—	21,923	19,052	—	40,975
Gross revenues	2,846	701,956	—	704,802	30,044	(3,580)	731,266
Promotional allowances	—	(50,421)	—	(50,421)	(258)	—	(50,679)
Net revenues	2,846	651,535	—	654,381	29,786	(3,580)	680,587

Operating costs and expenses:
Casino	—	170,962	—	170,962	1,216	—	172,178
Food and beverage	—	81,671	—	81,671	83	—	81,754
Room	—	21,921	—	21,921	1,169	—	23,090
Other	—	10,658	—	10,658	2,380	—	13,038
Selling, general and administrative	8,060	134,802	—	142,862	8,048	(3,580)	147,330
Preopening	—	414	—	414	—	—	414
Depreciation and amortization	5,767	58,984	—	64,751	6,181	—	70,932
Management fee expense	—	26,371	—	26,371	207	—	26,578
Asset impairment	201	1,800	—	2,001	—	—	2,001
Write-downs and other charges, net	1,736	(2,906)	—	(1,170)	1,070	—	(100)
	15,764	504,677	—	520,441	20,354	(3,580)	537,215

Operating (loss) income	(12,918)	146,858	—	133,940	9,432	—	143,372
Earnings (losses) from subsidiaries	144,338	3,758	(149,215)	(1,119)	—	1,119	—
Earnings (losses) from joint ventures	—	1,149	—	1,149	(332)	—	817
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	131,420	151,765	(149,215)	133,970	9,100	1,119	144,189

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Continued) FOR THE SIX MONTHS ENDED JUNE 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other expense:
Interest expense, net	(63,780)	(2,548)	—	(66,328)	(6,272)	—	(72,600)
Change in fair value of derivative instruments	(2)	(2)	—	(4)	—	—	(4)
	(63,782)	(2,550)	—	(66,332)	(6,272)	—	(72,604)
Net income from continuing operations	67,638	149,215	(149,215)	67,638	2,828	1,119	71,585
Discontinued operations	—	—	—	—	(165)	—	(165)
Net income	67,638	149,215	(149,215)	67,638	2,663	1,119	71,420
Less: net income attributable to noncontrolling interests	—	—	—	—	3,782	—	3,782
Net income (loss) attributable to Station Casinos LLC	$67,638	$149,215	$(149,215)	$67,638	$(1,119)	$1,119	$67,638

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$443,560	$—	$443,560	$3,685	$—	$447,245
Food and beverage	—	120,239	—	120,239	350	—	120,589
Room	—	55,587	—	55,587	1,677	—	57,264
Other	2	32,312	—	32,314	6,144	(2,921)	35,537
Management fees	3,281	14,408	—	17,689	16,755	—	34,444
Gross revenues	3,283	666,106	—	669,389	28,611	(2,921)	695,079
Promotional allowances	—	(46,570)	—	(46,570)	(285)	—	(46,855)
Net revenues	3,283	619,536	—	622,819	28,326	(2,921)	648,224

Operating costs and expenses:
Casino	—	167,851	—	167,851	1,265	—	169,116
Food and beverage	—	79,416	—	79,416	86	—	79,502
Room	—	21,656	—	21,656	1,059	—	22,715
Other	—	11,257	—	11,257	3,421	—	14,678
Selling, general and administrative	6,183	131,673	—	137,856	7,210	(2,921)	142,145
Preopening	—	173	—	173	—	—	173
Depreciation and amortization	2,988	54,594	—	57,582	6,110	—	63,692
Management fee expense	—	24,453	—	24,453	220	—	24,673
Write-downs and other charges, net	(555)	16,571	—	16,016	6	—	16,022
	8,616	507,644	—	516,260	19,377	(2,921)	532,716

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Continued) FOR THE SIX MONTHS ENDED JUNE 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated

Operating (loss) income	(5,333)	111,892	—	106,559	8,949	—	115,508
Earnings (losses) from subsidiaries	148,220	(7,715)	(151,249)	(10,744)	—	10,744	—
Earnings from joint ventures	—	1,026	—	1,026	—	—	1,026
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	142,887	105,203	(151,249)	96,841	8,949	10,744	116,534

Other (expense) income:
Interest expense, net	(68,112)	(2,953)	—	(71,065)	(5,694)	—	(76,759)
Loss on extinguishment of debt	(4,132)	—	—	(4,132)	—	—	(4,132)
Gain on Native American development	—	49,074	—	49,074	—	—	49,074
Change in fair value of derivative instruments	2	(75)	—	(73)	—	—	(73)
	(72,242)	46,046	—	(26,196)	(5,694)	—	(31,890)
Net income from continuing operations	70,645	151,249	(151,249)	70,645	3,255	10,744	84,644
Discontinued operations	—	—	—	—	(16,448)	—	(16,448)
Net income (loss)	70,645	151,249	(151,249)	70,645	(13,193)	10,744	68,196
Less: net loss attributable to noncontrolling interests	—	—	—	—	(2,449)	—	(2,449)
Net income (loss) attributable to Station Casinos LLC	$70,645	$151,249	$(151,249)	$70,645	$(10,744)	$10,744	$70,645

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME THE THREE MONTHS ENDED JUNE 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$29,816	$70,784	$(70,784)	$29,816	$2,816	$(493)	$32,139
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Unrealized loss arising during period	(1,042)	(1,030)	1,030	(1,042)	—	—	(1,042)
Reclassification of unrealized loss on interest rate swaps into operations	3,068	1,059	(1,059)	3,068	—	—	3,068
Unrealized gain (loss) on interest rate swaps, net	2,026	29	(29)	2,026	—	—	2,026
Unrealized gain (loss) on available-for-sale securities:
Unrealized loss arising during the period	(26)	—	—	(26)	—	—	(26)
Reclassification of other-than-temporary impairment of available-for-sale securities into operations	201	—	—	201	—	—	201
Unrealized gain (loss) on available–for–sale securities, net	175	—	—	175	—	—	175
Other comprehensive income	2,201	29	(29)	2,201	—	—	2,201
Comprehensive income	32,017	70,813	(70,813)	32,017	2,816	(493)	34,340
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	2,323	—	2,323
Comprehensive income attributable to Station Casinos LLC	$32,017	$70,813	$(70,813)	$32,017	$493	$(493)	$32,017

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED JUNE 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$55,361	$92,844	$(92,844)	$55,361	$(3,842)	$3,090	$54,609
Other comprehensive income (loss):
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(4,190)	(4,074)	4,074	(4,190)	—	—	(4,190)
Reclassification of unrealized loss on interest rate swaps into operations	3,234	1,128	(1,128)	3,234	—	—	3,234
Unrealized loss on interest rate swaps, net	(956)	(2,946)	2,946	(956)	—	—	(956)
Unrealized loss on available–for–sale securities	(24)	—	—	(24)	—	—	(24)
Other comprehensive loss	(980)	(2,946)	2,946	(980)	—	—	(980)
Comprehensive income (loss)	54,381	89,898	(89,898)	54,381	(3,842)	3,090	53,629
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	—	(752)	—	(752)
Comprehensive income (loss) attributable to Station Casinos LLC	$54,381	$89,898	$(89,898)	$54,381	$(3,090)	$3,090	$54,381

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE SIX MONTHS ENDED JUNE 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$67,638	$149,215	$(149,215)	$67,638	$2,663	$1,119	$71,420
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Unrealized loss arising during period	(4,788)	(4,745)	4,745	(4,788)	—	—	(4,788)
Reclassification of unrealized loss on interest rate swaps into operations	6,165	2,126	(2,126)	6,165	—	—	6,165
Unrealized gain (loss) on interest rate swaps, net	1,377	(2,619)	2,619	1,377	—	—	1,377
Unrealized gain (loss) on available-for-sale securities:
Unrealized loss arising during the period	(78)	—	—	(78)	—	—	(78)
Reclassification of other-than-temporary impairment of available-for-sale securities into operations	201	—	—	201	—	—	201
Unrealized gain (loss) on available–for–sale securities, net	123	—	—	123	—	—	123
Other comprehensive income (loss)	1,500	(2,619)	2,619	1,500	—	—	1,500
Comprehensive income	69,138	146,596	(146,596)	69,138	2,663	1,119	72,920
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	3,782	—	3,782
Comprehensive income (loss) attributable to Station Casinos LLC	$69,138	$146,596	$(146,596)	$69,138	$(1,119)	$1,119	$69,138

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE SIX MONTHS ENDED JUNE 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$70,645	$151,249	$(151,249)	$70,645	$(13,193)	$10,744	$68,196
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Unrealized loss arising during period	(6,257)	(5,823)	5,823	(6,257)	—	—	(6,257)
Reclassification of unrealized loss on interest rate swaps into operations	6,507	2,277	(2,277)	6,507	—	—	6,507
Unrealized gain (loss) on interest rate swaps, net	250	(3,546)	3,546	250	—	—	250
Unrealized loss on available–for–sale securities	(21)	—	—	(21)	—	—	(21)
Other comprehensive income (loss)	229	(3,546)	3,546	229	—	—	229
Comprehensive income (loss)	70,874	147,703	(147,703)	70,874	(13,193)	10,744	68,425
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	—	(2,449)	—	(2,449)
Comprehensive income (loss) attributable to Station Casinos LLC	$70,874	$147,703	$(147,703)	$70,874	$(10,744)	$10,744	$70,874

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(53,447)	$200,801	$—	$147,354	$12,947	$—	$160,301
Cash flows from investing activities:
Capital expenditures, net of related payables	(12,139)	(37,939)	—	(50,078)	(570)	—	(50,648)
Proceeds from asset sales	13	7,500	—	7,513	696	—	8,209
Investments in joint ventures	—	(12)	—	(12)	(29)	—	(41)
Distributions in excess of earnings from joint ventures	—	484	—	484	—	—	484
Distributions from subsidiaries	15,764	6,216	(15,764)	6,216	—	(6,216)	—
Proceeds from repayment of advances to subsidiaries, net	84,340	—	(84,340)	—	—	—	—
Loans to parent, net	—	(87,317)	87,317	—	—	—	—
Native American development costs	—	(1,219)	—	(1,219)	—	—	(1,219)
Investment in subsidiaries	(29)	—	—	(29)	—	29	—
Other, net	(934)	(799)	—	(1,733)	(9)	—	(1,742)
Net cash provided by (used in) investing activities	87,015	(113,086)	(12,787)	(38,858)	88	(6,187)	(44,957)
Cash flows from financing activities:
Payments under credit agreements with original maturities greater than three months	(69,153)	—	—	(69,153)	(1,601)	—	(70,754)
Distributions to members and noncontrolling interests	(39,350)	(15,764)	15,764	(39,350)	(12,180)	6,216	(45,314)
Payments on derivative instruments with other-than-insignificant financing elements	(4,107)	(933)	—	(5,040)	—	—	(5,040)
Loans from subsidiaries, net	87,317	—	(87,317)	—	—	—	—
Payments on advances from parent, net	—	(84,340)	84,340	—	—	—	—
Capital contributions from members	—	—	—	—	29	(29)	—
Other, net	(1,689)	(1,229)	—	(2,918)	—	—	(2,918)
Net cash used in financing activities	(26,982)	(102,266)	12,787	(116,461)	(13,752)	6,187	(124,026)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued) FOR THE SIX MONTHS ENDED JUNE 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
Increase (decrease) in cash and cash equivalents	6,586	(14,551)	—	(7,965)	(717)	—	(8,682)
Balance, beginning of period	13,554	104,575	—	118,129	4,573	—	122,702
Balance, end of period	$20,140	$90,024	$—	$110,164	$3,856	$—	$114,020
Supplemental cash flow disclosures:
Cash paid for interest	$57,829	$1,076	$—	$58,905	$1,950	$—	$60,855
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$5,734	$9,463	$—	$15,197	$94	$—	$15,291
Proceeds from asset sales included in accounts receivable	$—	$12,482	$—	$12,482	$—	$—	$12,482

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(60,389)	$173,795	$—	$113,406	$(3,369)	$—	$110,037
Cash flows from investing activities:
Capital expenditures, net of related payables	(12,665)	(28,138)	—	(40,803)	(1,619)	—	(42,422)
Proceeds from asset sales	18	300	—	318	—	—	318
Investments in joint ventures	—	(12)	—	(12)	(3,406)	—	(3,418)
Distributions in excess of earnings from joint ventures	—	99	—	99	—	—	99
Distributions from subsidiaries	10,331	4,971	(10,331)	4,971	—	(4,971)	—
Proceeds from repayment of Native American development costs	—	66,048	—	66,048	—	—	66,048
Proceeds from repayment of advances to subsidiaries, net	109,562	—	(109,562)	—	—	—	—
Loans to parent, net	—	(97,944)	97,944	—	—	—	—
Native American development costs	—	(1,125)	—	(1,125)	—	—	(1,125)
Investments in subsidiaries	(3,406)	(9,734)	—	(13,140)	—	13,140	—
Other, net	634	204	—	838	(5)	—	833
Net cash provided by (used in) investing activities	104,474	(65,331)	(21,949)	17,194	(5,030)	8,169	20,333
Cash flows from financing activities:
Payments under credit agreements with original maturities greater than three months	(58,797)	—	—	(58,797)	(355)	—	(59,152)
Distributions to members and noncontrolling interests	(48,378)	(10,331)	10,331	(48,378)	(9,941)	4,971	(53,348)
Payment of debt issuance costs	(2,454)	—	—	(2,454)	—	—	(2,454)
Payments on derivative instruments with other-than-insignificant financing elements	(4,451)	(1,010)	—	(5,461)	—	—	(5,461)
Loans from subsidiaries, net	97,944	—	(97,944)	—	—	—	—
Payments on advances from parent, net	—	(109,562)	109,562	—	—	—	—
Capital contributions from members	—	—	—	—	13,140	(13,140)	—
Capital contributions from noncontrolling interests	—	—	—	—	7,266	—	7,266
Other, net	(947)	(358)	—	(1,305)	(2)	—	(1,307)
Net cash (used in) provided by financing activities	(17,083)	(121,261)	21,949	(116,395)	10,108	(8,169)	(114,456)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued) FOR THE SIX MONTHS ENDED JUNE 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
Increase (decrease) in cash and cash equivalents	27,002	(12,797)	—	14,205	1,709	—	15,914
Balance, beginning of period	27,182	103,584	—	130,766	6,855	—	137,621
Balance, end of period	$54,184	$90,787	$—	$144,971	$8,564	$—	$153,535
Supplemental cash flow disclosures:
Cash paid for interest	$62,352	$1,159	$—	$63,511	$56	$—	$63,567
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$2,634	$9,504	$—	$12,138	$7	$—	$12,145

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

Job growth, population growth, housing prices and consumer confidence in the Las Vegas market continued to improve during the second quarter of 2015. However, we cannot be sure if, or how long, favorable market conditions will persist or whether they will continue to positively impact our results of operations.

Results of Operations

The following table presents information about our results of continuing operations (dollars in thousands):

	Three Months Ended June 30,		Percent change	Six Months Ended June 30, 2015		Percent change
	2015	2014		2015	2014
Net revenues	$337,818	$321,747	5.0%	$680,587	$648,224	5.0%
Operating income	68,071	48,272	41.0%	143,372	115,508	24.1%

Casino revenues	229,672	221,602	3.6%	463,737	447,245	3.7%
Casino expenses	87,147	84,150	3.6%	172,178	169,116	1.8%
Margin	62.1%	62.0%		62.9%	62.2%

Food and beverage revenues	62,860	59,543	5.6%	128,086	120,589	6.2%
Food and beverage expenses	40,374	39,403	2.5%	81,754	79,502	2.8%
Margin	35.8%	33.8%		36.2%	34.1%

Room revenues	31,255	28,884	8.2%	62,646	57,264	9.4%
Room expenses	11,302	11,425	(1.1)%	23,090	22,715	1.7%
Margin	63.8%	60.4%		63.1%	60.3%

Other revenues	18,642	18,461	1.0%	35,822	35,537	0.8%
Other expenses	6,906	7,858	(12.1)%	13,038	14,678	(11.2)%

Management fee revenue	21,025	17,058	23.3%	40,975	34,444	19.0%

Selling, general and administrative expenses	76,083	71,731	6.1%	147,330	142,145	3.6%
Percent of net revenues	22.5%	22.3%		21.6%	21.9%

Depreciation and amortization	35,775	32,134	11.3%	70,932	63,692	11.4%
Management fee expense	12,986	12,133	7.0%	26,578	24,673	7.7%
Write-downs and other charges, net	(3,113)	14,497	n/m	(100)	16,022	n/m
Interest expense, net	36,305	37,131	(2.2)%	72,600	76,759	(5.4)%
Loss on extinguishment of debt	—	—	—	—	4,132	n/m
Gain on Native American development	—	49,074	n/m	—	49,074	n/m
______________________________
n/m = Not meaningful

Net Revenues. Net revenues for the three and six months ended June 30, 2015 increased by 5.0% as compared to the prior year periods, reflecting increases across all of our revenue categories, which are discussed below.

Operating Income. Operating income increased by 41.0% to $68.1 million for the three months ended June 30, 2015 as compared to $48.3 million for the three months ended June 30, 2014. Operating income increased by 24.1% to $143.4 million for the six months ended June 30, 2015 as compared to $115.5 million for the six months ended June 30, 2014. Components of operating income for the three and six month comparative periods are discussed below.

Casino.  Casino revenues increased by 3.6% to $229.7 million for the three months ended June 30, 2015 as compared to $221.6 million for the three months ended June 30, 2014, due to higher slot, table games and sports wagering revenue. Casino revenues for the six months ended June 30, 2015 increased by 3.7% or $16.5 million as compared to the prior year period, primarily due to higher slot and table games revenue. For the three and six months ended June 30, 2015, casino expenses increased by 3.6% and 1.8%, respectively, as compared to the prior year periods, primarily due to an increase in promotional allowances.

Food and Beverage.  For the three and six months ended June 30, 2015, food and beverage revenue increased by 5.6% and 6.2% as compared to the prior year periods due to increased volume at our restaurants. For the three and six months ended June 30, 2015, the number of restaurant guests served increased by 4.8% and 3.3%, respectively, as compared to the prior year periods, and the average guest check increased slightly. Food and beverage expenses increased by 2.5% and 2.8% for the three and six months ended June 30, 2015 as compared to the prior year periods, mainly due to the increased volume at our restaurants.

Room.  For the three months ended June 30, 2015, room revenues increased by 8.2% due to a 7.6% improvement in Average Daily Rate ("ADR") and a 3.1% increase in occupancy as compared to the prior year period. Room expenses decreased by 1.1% for the three months ended June 30, 2015 as compared to the prior year period. For the six months ended June 30, 2015, room revenues increased by 9.4% due to a 6.9% improvement in ADR and a 4.2% increase in occupancy as compared to the prior year period. Room expenses increased by 1.7% for the six months ended June 30, 2015 as compared to the prior year period, primarily due to higher payroll and related costs. The following table presents key information about our hotel operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Occupancy	95.5%	92.6%	94.2%	90.4%
Average daily rate	$79.68	$74.08	$81.36	$76.12
Revenue per available room	$76.09	$68.58	$76.67	$68.81

Occupancy is calculated by dividing total rooms occupied, including complimentary rooms, by total rooms available. ADR is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms. Revenue per available room is calculated by dividing total room revenue by total rooms available.

Other.  Other revenues primarily represent revenues from entertainment, gift shops, bowling, leased outlets and spas. Other revenues increased by $0.2 million and $0.3 million for the three and six months ended June 30, 2015, respectively, as compared to the prior year periods. Other expenses decreased by $1.0 million and $1.6 million for the three and six months ended June 30, 2015 as compared to the prior year periods, mainly due to lower cost of sales.

Management Fee Revenue.  Management fee revenue primarily represents fees earned from our management agreements with Graton Resort and Gun Lake. For the three months ended June 30, 2015, management fee revenue increased to $21.0 million as compared to $17.1 million for the prior year period, due to improved operating results from both Graton Resort and Gun Lake. Management fee revenue also includes reimbursable costs, which represent amounts received or due pursuant to our management agreements with Native American tribes for the reimbursement of expenses, primarily payroll costs, that we incur on their behalf. For the three months ended June 30, 2015, reimbursable revenues were $1.8 million as compared to $1.9 million for the prior year period. Excluding reimbursable costs, management fee revenue increased by $4.0 million or 26.5% for the three months ended June 30, 2015 as compared to the prior year period.

For the six months ended June 30, 2015, management fee revenue increased to $41.0 million as compared to $34.4 million for the prior year period, due to improved operating results from both Graton Resort and Gun Lake. For the six months ended June 30, 2015, reimbursable revenues decreased to $3.5 million as compared to $3.8 million for the prior year period. Excluding reimbursable costs, management fee revenue increased by $6.9 million or 22.4% for the six months ended June 30, 2015 as compared to the prior year period.

Selling, General and Administrative ("SG&A"). SG&A expenses for the three and six months ended June 30, 2015 increased to $76.1 million and $147.3 million, respectively, as compared to $71.7 million and $142.1 million for the prior year periods. The increase was mainly due to higher compensation expense, as well as a $2.5 million donation to the University of Nevada, Las Vegas (“UNLV”) towards the construction of a building for the hotel college.

Depreciation and Amortization.  For the three and six months ended June 30, 2015, depreciation and amortization expense increased to $35.8 million and $70.9 million, respectively, as compared to $32.1 million and $63.7 million for the prior year periods, primarily due to accelerated depreciation during the current year periods related to remodeling projects.

Management Fee Expense.  We have long-term management agreements with affiliates of Fertitta Entertainment to manage our properties. Under the management agreements, we pay a base management fee equal to 2% of gross revenues and an incentive management fee equal to 5% of positive EBITDA (as defined in the agreements) for each of our managed properties. Management fee expense for the three and six months ended June 30, 2015 increased to $13.0 million and $26.6 million, respectively, as compared to $12.1 million and $24.7 million, respectively, for the prior year periods due to improvements in our operating results.

Asset Impairment. Asset impairment for the three and six months ended June 30, 2015, includes a $1.8 million charge to write down the carrying amount of a parcel of land to its estimated fair value.

Write-downs and Other Charges, net. Write-downs and other charges, net includes charges such as losses on asset disposals, severance expense and non-routine transactions. For the three months ended June 30, 2015, write-downs and other charges, net, reflected a net gain of $3.1 million, primarily due to a $5.6 million gain on the sale of land held for development in northern California, partially offset by losses on asset disposals. For the six months ended June 30, 2015, write-downs and other charges, net, reflect a net gain of $0.1 million, representing the $5.6 million gain on sale of the northern California land, offset by losses on disposal of property and equipment and the write-off of canceled debt offering costs. For the three and six months ended June 30, 2014, write-downs and other charges, net, totaled $14.5 million and $16.0 million, respectively, and included charges related to the abandonment of certain assets, including an amphitheater and an outdoor water feature, as well as several restaurant remodeling projects.

Interest Expense, net.  Interest expense, net for the three and six months ended June 30, 2015 was $36.3 million and $72.6 million, respectively, as compared to $37.1 million and $76.8 million, respectively, for the prior year periods. The decrease in interest expense, net for the three months ended June 30, 2015 as compared to the prior year period is primarily due to a reduction in the principal balance outstanding under the term loan. The decrease in interest expense, net for the six months ended June 30, 2015 as compared to the prior year period is primarily due to the March 2014 repricing of our $1.6 billion term loan, which resulted in an interest rate reduction of 75 basis points on that portion of our debt, as well as the principal reduction on the term loan.

Interest expense, net includes the impact of our interest rate swaps that are designated in cash flow hedging relationships, which effectively converted $1.0 billion of our variable-rate debt to a fixed rate. Interest expense for the three and six months ended June 30, 2015 also included amortization of deferred losses on discontinued cash flow hedging relationships that were being reclassified from accumulated other comprehensive loss into interest expense through June 2015 as the previously hedged cash flows continued to occur. For the three and six months ended June 30, 2015, interest rate swaps increased our interest expense by $3.1 million and $6.2 million, respectively, as compared to $3.2 million and $6.5 million for the prior year periods.

Loss on Extinguishment of Debt. In March 2014, we recognized a loss on extinguishment of debt of $4.1 million related to the repricing of our term loan, primarily representing third-party fees and costs.

Gain on Native American Development. During the second quarter of 2014, we recognized a gain on Native American development of $49.1 million as a result of receiving payment in full of the outstanding advances due from the Federated Indians of Graton Rancheria in connection with the development of Graton Resort.

Discontinued Operations. Discontinued operations represents the operating results of Fertitta Interactive, which ceased operations in November 2014. The net loss from discontinued operations for the three and six months ended June 30, 2015 was $33,000 and $165,000, respectively, as compared to $6.1 million and $16.4 million, respectively, for the comparable prior year periods. See Note 2 — Fertitta Interactive, in the Condensed Consolidated Financial Statements for additional information.

Net Income (Loss) Attributable to Noncontrolling Interests. Net income (loss) attributable to noncontrolling interests represents the portion of net income (loss) of MPM and Fertitta Interactive that is not attributable to the Company. The change in net income (loss) attributable to noncontrolling interests for the three and six months ended June 30, 2015 as compared to the prior year periods is primarily due to the discontinuation of operations of Fertitta Interactive.

Adjusted EBITDAM

Adjusted EBITDAM for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Adjusted EBITDAM	$114,919	$104,379	$239,550	$215,201

The increase in Adjusted EBITDAM for the three and six months ended June 30, 2015 as compared to the prior year periods is due to the factors described above.

Adjusted EBITDAM is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDAM is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to operating income, Adjusted EBITDAM is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations excluding management fees, non-cash expenses, financing costs, and other non-operational or non-recurring items. Adjusted EBITDAM includes net income from continuing operations plus interest expense, net, depreciation and amortization, management fee expense, preopening expense, share-based compensation expense, a donation to UNLV, asset impairment charges, write-downs and other charges, net, loss on extinguishment of debt, and change in fair value of derivative instruments, and excludes gain on Native American development and Adjusted EBITDAM attributable to the noncontrolling interests of MPM. To evaluate Adjusted EBITDAM and the trends it depicts, the components should be considered. Each of these components can significantly affect our results of operations and should be considered in evaluating our operating performance, and the impact of these components cannot be determined from Adjusted EBITDAM. Further, Adjusted EBITDAM does not represent net income or cash flows from operating, investing or financing activities as defined by GAAP and should not be considered as an alternative to net income as an indicator of our operating performance. Additionally, Adjusted EBITDAM does not consider capital expenditures and other investing activities and should not be considered as a measure of our liquidity. In addition, it should be noted that not all gaming companies that report EBITDAM or adjustments to this measure may calculate EBITDAM or such adjustments in the same manner as we do, and therefore, our measure of Adjusted EBITDAM may not be comparable to similarly titled measures used by other gaming companies.

Following is a reconciliation of net income from continuing operations to Adjusted EBITDAM (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income from continuing operations	$32,172	$60,729	$71,585	$84,644
Interest expense, net	36,305	37,131	72,600	76,759
Depreciation and amortization	35,775	32,134	70,932	63,692
Management fee expense	12,986	12,133	26,578	24,673
Preopening expense	286	144	414	173
Share-based compensation	694	764	1,388	1,530
Donation to UNLV	2,500	—	2,500	—
Asset impairment	2,001	—	2,001	—
Write-downs and other charges, net	(3,113)	14,497	(100)	16,022
Loss on extinguishment of debt	—	—	—	4,132
Gain on Native American development	—	(49,074)	—	(49,074)
Change in fair value of derivative instruments	1	71	4	73
Other	—	11	—	21
Adjusted EBITDAM attributable to MPM noncontrolling interests	(4,688)	(4,161)	(8,352)	(7,444)
Adjusted EBITDAM	$114,919	$104,379	$239,550	$215,201

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

At June 30, 2015, we had $113.8 million in cash and cash equivalents, which is primarily used for the day-to-day operations of our properties. At June 30, 2015, our borrowing availability under our Revolving Credit Facility, subject to continued compliance with the terms of our Credit Facility, was $316.8 million, which is net of outstanding letters of credit and similar obligations totaling $33.2 million. Subject to obtaining additional commitments under the Credit Facility, we have the ability to increase our borrowing capacity thereunder in an aggregate principal amount not to exceed the greater of (a) $350 million and (b) an unlimited amount, if certain conditions are met and pro forma first lien leverage is less than or equal to 4.5x. Our ability to incur additional debt pursuant to such increased borrowing capacity is subject to compliance with the covenants in the Credit Facility and the indenture governing our 7.50% Senior Notes due 2021 (the "7.50% Senior Notes"), including pro forma compliance with the financial covenants contained in the Credit Facility, and compliance with the covenants contained in the Credit Facility and the indenture limiting our ability to incur additional indebtedness.

Our anticipated uses of cash for the remainder of 2015 include (i) principal and interest payments on our indebtedness totaling approximately $10 million and $50 million, respectively, (ii) approximately $55 million to $65 million for capital expenditures, and (iii) distributions to our members and noncontrolling interests, including the $100 million distribution to Station Holdco members that was approved by our Board of Managers in July 2015.

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

Following is a summary of our cash flow information (amounts in thousands):

	Six Months Ended June 30,
	2015	2014
Cash flows provided by (used in):
Operating activities	$160,301	$110,037
Investing activities	(44,957)	20,333
Financing activities	(124,026)	(114,456)

Cash Flows from Operations

Our operating cash flows primarily consist of operating income generated by our properties (excluding depreciation and other non-cash charges), interest paid and changes in working capital accounts such as inventories, prepaid expenses, receivables and payables. The majority of our revenue is generated from our slot machine and table game play, which is conducted mainly on a cash basis. Our food and beverage, room and other revenues are also primarily cash-based. As a result, fluctuations in our revenues have a direct impact on our cash flow from operations. For the six months ended June 30, 2015, cash provided by operating activities increased to $160.3 million as compared to $110.0 million for the prior year period, primarily due to the improved operating results at our properties. Cash paid for interest decreased to $60.9 million for the six months ended June 30, 2015 as compared to $63.6 million for the prior year period, primarily as a result of the March 2014 repricing of our Term Loan Facility. Cash flows from operating activities also reflect normal fluctuations in our working capital accounts. Operating cash flows for the six months ended June 30, 2015 and 2014 included $0.5 million and $15.2 million, respectively, of cash used for discontinued operations.

Cash Flows from Investing Activities

During the six months ended June 30, 2015, we paid $50.6 million for capital expenditures, consisting primarily of various renovation projects at our properties, and we paid $1.2 million in reimbursable advances for the North Fork project. In addition, during the six months ended June 30, 2015 we received $8.2 million in proceeds from asset sales, primarily land in Las Vegas that was previously held for development.

During the six months ended June 30, 2014, we paid $42.4 million for capital expenditures and $1.1 million for reimbursable advances for the North Fork project. In addition, during the six months ended June 30, 2014, we received $66.0 million in repayments on our advances for Graton Resort.

Cash Flows from Financing Activities

During the six months ended June 30, 2015, we paid $72.5 million in principal payments on our indebtedness and $39.4 million in distributions to our members. During the same period, MPM and Fertitta Interactive paid $5.7 million and $0.2 million, respectively, in distributions to noncontrolling interest holders.

During the six months ended June 30, 2014, we paid $60.5 million in principal payments on our indebtedness and $48.4 million in distributions to our members. During the same period, MPM paid $5.0 million in distributions to noncontrolling interest holders, and Fertitta Interactive received capital contributions totaling $7.3 million from noncontrolling interest holders to fund its operations. In addition, we completed a repricing of our Term Loan Facility during the six months ended June 30, 2014 and paid $2.5 million in related fees and costs.

Restrictive Covenants

During the six months ended June 30, 2015, there were no changes in the covenants included in the credit agreement governing our Credit Facility or the indenture governing our 7.50% Senior Notes. A description of these covenants is included in Liquidity and Capital Resources in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. We believe that as of June 30, 2015, we were in compliance with the covenants contained in the Credit Facility and the indenture governing our 7.50% Senior Notes.

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we have any derivative arrangements other than the interest rate swaps discussed above. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At June 30, 2015, we had outstanding letters of credit and similar obligations totaling $33.2 million.

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

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The most recent legislative session ended on June 1, 2015. There were no specific proposals to increase taxes on gaming revenue during the most recent legislative session, but there are no assurances that an increase in taxes on gaming or other revenue will not be proposed and passed by the Nevada Legislature in the future.

Description of Certain Indebtedness

A description of our indebtedness is included in Note 11 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to the terms of our indebtedness during the six months ended June 30, 2015.

Derivative Instruments

A description of our derivative instruments is included in Note 5 to the condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2015.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. There have been no material changes in our market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 101—The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets at June 30, 2015 (unaudited) and December 31, 2014, (ii) the Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATION CASINOS LLC, Registrant

Date:	August 12, 2015	/s/ MARC J. FALCONE
Marc J. Falcone Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)