Form 10-Q
period 2015-09-30
Station Casinos LLC
filed 2015-11-09
CIK 1503579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
As of October 31, 2015, 100 shares of the registrant's voting units were outstanding and 100 shares of the registrant's non-voting units were outstanding.

STATION CASINOS LLC

Part I. Financial Information
Item 1. Financial Statements
STATION CASINOS LLC CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except units data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,944	$121,965
Restricted cash	1,067	1,067
Receivables, net	33,341	34,852
Inventories	8,859	9,960
Prepaid gaming tax	20,786	19,426
Prepaid expenses and other current assets	10,222	7,538
Current assets of discontinued operations	196	1,746
Assets held for sale	15,346	—
Total current assets	186,761	196,554
Property and equipment, net of accumulated depreciation of $450,221 and $374,738 at September 30, 2015 and December 31, 2014, respectively	2,115,082	2,135,908
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $64,064 and $50,313 at September 30, 2015 and December 31, 2014, respectively	154,581	168,332
Land held for development	174,320	202,222
Investments in joint ventures	14,358	18,180
Native American development costs	11,264	9,619
Other assets, net	44,874	47,850
Total assets	$2,896,916	$2,974,341
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$21,278	$25,938
Accrued interest payable	3,894	15,049
Other accrued liabilities	144,052	123,297
Current portion of long-term debt	109,530	80,892
Current liabilities of discontinued operations	106	366
Total current liabilities	278,860	245,542
Long-term debt, less current portion	2,017,199	2,065,707
Deficit investment in joint venture	2,312	2,339
Interest rate swaps and other long-term liabilities, net	15,451	15,585
Total liabilities	2,313,822	2,329,173
Commitments and contingencies (Note 9)
Members' equity:
Voting units; 100 units authorized, issued and outstanding	—	—
Non-voting units; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	567,322	653,843
Accumulated other comprehensive loss	(6,693)	(7,099)
Accumulated deficit	—	(27,750)
Total Station Casinos LLC members' equity	560,629	618,994
Noncontrolling interest	22,465	26,174
Total members' equity	583,094	645,168
Total liabilities and members' equity	$2,896,916	$2,974,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenues:
Casino	$219,861	$215,147	$683,598	$662,392
Food and beverage	59,479	56,768	187,565	177,357
Room	29,665	27,215	92,311	84,479
Other	17,103	17,897	52,925	53,434
Management fees	22,728	17,062	63,703	51,506
Gross revenues	348,836	334,089	1,080,102	1,029,168
Promotional allowances	(25,239)	(24,433)	(75,918)	(71,288)
Net revenues	323,597	309,656	1,004,184	957,880
Operating costs and expenses:
Casino	85,091	84,011	257,269	253,127
Food and beverage	39,443	37,624	121,197	117,126
Room	11,672	11,295	34,762	34,010
Other	6,499	7,483	19,537	22,161
Selling, general and administrative	75,499	76,178	222,182	218,323
Preopening	707	113	1,121	286
Depreciation and amortization	32,858	31,755	103,790	95,447
Management fee expense	12,093	11,179	38,671	35,852
Asset impairment	100	11,739	2,101	11,739
Write-downs and other charges, net	5,047	4,565	5,594	20,587
	269,009	275,942	806,224	808,658
Operating income	54,588	33,714	197,960	149,222
Earnings (losses) from joint ventures	253	(272)	1,070	754
Operating income and earnings (losses) from joint ventures	54,841	33,442	199,030	149,976
Other (expense) income:
Interest expense, net	(35,634)	(37,312)	(108,234)	(114,071)
Loss on extinguishment of debt	—	—	—	(4,132)
Gain on Native American development	—	—	—	49,074
Change in fair value of derivative instruments	—	71	(4)	(2)
	(35,634)	(37,241)	(108,238)	(69,131)
Net income (loss) from continuing operations	19,207	(3,799)	90,792	80,845
Discontinued operations	(6)	(26,521)	(171)	(42,969)
Net income (loss)	19,201	(30,320)	90,621	37,876
Less: net income (loss) attributable to noncontrolling interests	1,948	(9,472)	5,730	(11,921)
Net income (loss) attributable to Station Casinos LLC	$17,253	$(20,848)	$84,891	$49,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (amounts in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (loss)	$19,201	$(30,320)	$90,621	$37,876
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swaps:
Unrealized (loss) gain arising during period	(2,157)	1,076	(6,945)	(5,181)
Reclassification of unrealized loss on interest rate swaps into operations	1,057	3,213	7,222	9,720
Unrealized (loss) gain on interest rate swaps, net	(1,100)	4,289	277	4,539
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) arising during the period	6	(60)	(72)	(81)
Reclassification of other-than-temporary impairment of available-for-sale securities into operations	—	—	201	—
Unrealized gain (loss) on available-for-sale securities, net	6	(60)	129	(81)
Other comprehensive (loss) income	(1,094)	4,229	406	4,458
Comprehensive income (loss)	18,107	(26,091)	91,027	42,334
Less: comprehensive income (loss) attributable to noncontrolling interests	1,948	(9,472)	5,730	(11,921)
Comprehensive income (loss) attributable to Station Casinos LLC	$16,159	$(16,619)	$85,297	$54,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$90,621	$37,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,790	99,529
Change in fair value of derivative instruments	4	2
Amortization of deferred losses on derivative instruments	7,222	9,720
Write-downs and other charges, net	3,375	18,957
Goodwill impairment of Fertitta Interactive	—	5,562
Asset impairment	2,101	27,687
Amortization of debt discount and debt issuance costs	13,897	13,178
Interest—paid in kind	3,176	3,097
Share-based compensation	2,038	2,286
Earnings from joint ventures	(1,070)	(754)
Distributions from joint ventures	1,314	1,291
Loss on extinguishment of debt	—	4,132
Gain on Native American development	—	(49,074)
Changes in assets and liabilities:
Receivables, net	2,112	2,331
Inventories and prepaid expenses	(3,510)	(1,509)
Accounts payable	(1,401)	958
Accrued interest payable	(10,949)	(10,569)
Other accrued liabilities	10,876	3,381
Other, net	2,341	2,030
Net cash provided by operating activities	225,937	170,111
Cash flows from investing activities:
Capital expenditures, net of related payables	(74,376)	(71,526)
Proceeds from asset sales	25,156	791
Investments in joint ventures	(41)	(4,386)
Distributions in excess of earnings from joint ventures	845	785
Proceeds from repayment of Native American development costs	—	66,048
Native American development costs	(1,569)	(2,052)
Other, net	(1,882)	409
Net cash used in investing activities	(51,867)	(9,931)

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities:
Borrowings under credit agreements with original maturities of three months or less, net	45,000	—
Payments under credit agreements with original maturities greater than three months	(75,768)	(63,218)
Distributions to members and noncontrolling interests	(155,139)	(125,803)
Payment of debt issuance costs	—	(2,454)
Payments on derivative instruments with other-than-insignificant financing elements	(7,125)	(8,270)
Capital contributions from noncontrolling interests	—	9,803
Other, net	(6,600)	(2,759)
Net cash used in financing activities	(199,632)	(192,701)
Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
Decrease in cash and cash equivalents	(25,562)	(32,521)
Balance, beginning of period	122,702	137,621
Balance, end of period	$97,140	$105,100
Supplemental cash flow disclosures:
Cash paid for interest	$100,617	$103,461
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$20,081	$23,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization, Basis of Presentation and Significant Accounting Policies

Organization

Station Casinos LLC, a Nevada limited liability company (the "Company" or "Station"), is a gaming, development and management company that owns and operates nine major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned) in the Las Vegas regional market. The Company also manages a casino in Sonoma County, California and a casino in southwestern Michigan, both on behalf of Native American tribes.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10–K for the year ended December 31, 2014.
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
The Company consolidates MPM because it directs the activities of MPM that most significantly impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that are significant to MPM. The assets of MPM reflected in the Company's Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014 included intangible assets of $24.3 million and $31.9 million, respectively, and receivables of $3.0 million and $3.2 million, respectively. MPM's assets may be used only to settle MPM's obligations, and MPM's beneficial interest holders have no recourse to the general credit of the Company.

The Company has various other investments in 50% owned joint ventures which are accounted for using the equity method, including three 50% owned smaller casino properties. In April 2015, the Company sold its 50% investment in a joint venture which owned undeveloped land in North Las Vegas. Equity method investments at September 30, 2015 and December 31, 2014 also included $6.9 million and $8.8 million, respectively, of investments in certain restaurants at the Company's properties which are considered to be VIEs, of which Station is not the primary beneficiary.

Third party holdings of equity interests in the Company's consolidated subsidiaries are referred to herein as noncontrolling interests. The portion of net income (loss) attributable to noncontrolling interests is presented separately in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income, and

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

the portion of members' equity attributable to noncontrolling interests is presented separately on the Condensed Consolidated Balance Sheets.

IPO and Purchase of Fertitta Entertainment
On October 13, 2015, Station Casinos Corp., a Delaware corporation and newly formed affiliate of the Company ("Station Corp."), filed a registration statement on Form S-1 to register shares of common stock to be offered in an initial public offering (the "IPO"). Upon closing of the IPO and the associated reorganization transactions (the "Transactions"), Station Corp. will become the sole managing member of Station Holdco LLC ("Station Holdco") and will hold a portion of the outstanding LLC units of Station Holdco. Station Holdco currently owns non-voting interests in the Company that represent all of the economic interests of the Company.
Also on October 13, 2015, the Company entered into a membership interest purchase agreement (the “Purchase Agreement”) with respect to the acquisition of all of the outstanding membership interests of Fertitta Entertainment LLC, a Delaware limited liability company which is controlled by affiliates of Frank J. Fertitta III, the Company's Chief Executive Officer and a member of its Board of Managers, and Lorenzo J. Fertitta, a member of the Company's Board of Managers(“Fertitta Entertainment”) (the “Fertitta Entertainment Acquisition”). All of the Company’s gaming and non-gaming facilities in the Las Vegas regional market are currently managed by subsidiaries of Fertitta Entertainment pursuant to management agreements entered into on June 17, 2011 (the “FE Management Agreements”).
The purchase price of the Fertitta Entertainment Acquisition is $460 million in cash, less amounts paid by the Company in satisfaction of indebtedness of Fertitta Entertainment on the closing date, and subject to reduction based on the amount, if any, of Fertitta Entertainment’s liabilities assumed by the Company. The terms of the Fertitta Entertainment Acquisition were negotiated on behalf of the Company and approved by a special committee of the Company’s Board of Managers with the assistance and counsel of independent legal and financial advisors retained by such special committee.
The purchase price for the Fertitta Entertainment Acquisition is expected to be funded by a portion of the proceeds from the IPO and the balance of the purchase price is expected to be funded by incurring additional debt. Both the Company and the sellers have agreed, following the closing, to indemnify each other for losses arising from certain breaches of the representations, warranties and covenants contained in the Purchase Agreement and for certain other liabilities, subject to certain limitations.
The consummation of the Fertitta Entertainment Acquisition, which has been unanimously approved by the Company’s Board of Managers, is subject to certain closing conditions, including, among other things, (i) the expiration or termination of the waiting period (and any extensions thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (ii) the approval of various gaming authorities, and (iii) the closing of the IPO.
The Fertitta Entertainment Acquisition is expected to be consummated concurrently with the closing of the IPO, but there can be no assurance that the IPO or the Fertitta Entertainment Acquisition will be consummated or as to the date by which the IPO or the Fertitta Entertainment Acquisition will be consummated. Following the consummation of the Fertitta Entertainment Acquisition, Fertitta Entertainment and its subsidiaries will be wholly-owned subsidiaries of the Company. The Company expects to enter into employment agreements with the executive officers and other individuals who were employed by Fertitta Entertainment, with such agreements becoming effective upon the consummation of the Fertitta Entertainment Acquisition.
The Company and Fertitta Entertainment are controlled by brothers Frank J. Fertitta III and Lorenzo J. Fertitta, who collectively hold a majority of the voting and economic interests of both entities. The Fertitta Entertainment Acquisition constitutes an acquisition of an entity under common control which will be accounted for at historical cost in a manner similar to a pooling of interests. The excess of the purchase price over the historical cost of the net assets acquired will be treated as a deemed distribution for accounting purposes.
Discontinued Operations

During the fourth quarter of 2014, the Company's majority-owned consolidated subsidiary, Fertitta Interactive LLC ("Fertitta Interactive"), ceased operations. The results of operations of Fertitta Interactive are reported in discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented, and the assets and liabilities of Fertitta Interactive are reported separately in the Condensed Consolidated Balance Sheets. The Condensed Consolidated Statements of Cash Flows have not been adjusted for discontinued operations. See Note 2 for additional information about Fertitta Interactive.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Assets Held for Sale

The Company classifies assets as held for sale when an asset or asset group meets all of the held for sale criteria in the accounting guidance for impairment and disposal of long-lived assets. Assets held for sale are initially measured at the lower of carrying amount or fair value less cost to sell. At September 30, 2015, assets held for sale primarily represented undeveloped land in Las Vegas and Reno that is expected to be sold within one year.

Income Taxes

The Company is a limited liability company treated as a partnership for income tax purposes and as such, is a pass-through entity which is not liable for income tax in the jurisdictions in which it operates. Accordingly, no provision for income taxes has been made in the condensed consolidated financial statements and the Company has no liability associated with uncertain tax positions.

Significant Accounting Policies

A description of the Company's significant accounting policies is included in Item 8 of its Annual Report on Form 10–K for the year ended December 31, 2014.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued a new accounting standard for revenue recognition which requires entities to recognize revenue when it transfers promised goods or services to customers, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard supersedes the existing accounting guidance for revenue recognition, including industry-specific guidance, and amends certain accounting guidance for recognition of gains and losses on the transfer of non-financial assets. For public companies, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early application is permitted for annual reporting periods beginning after December 15, 2016 (including interim periods within those periods). Upon adoption, financial statement issuers may elect to apply the new standard either retrospectively to each prior reporting period presented, or using a modified retrospective approach by recognizing the cumulative effect of initial application and providing certain additional disclosures. The Company will adopt this guidance in the first quarter of 2018. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations, and has not yet determined which adoption method it will elect.

In April 2015, the FASB issued amended accounting guidance that changes the balance sheet presentation of debt issuance costs. Under the amended guidance, debt issuance costs will be presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset. For public companies, the new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 (including interim periods within those fiscal years), and is required to be applied on a retrospective basis. Early adoption is permitted. The Company expects to early adopt this guidance as of December 31, 2015. Upon adoption, approximately $18 million in debt issuance costs which are currently included in other assets will be reclassified as a direct deduction from the related debt liabilities. The adoption will have no effect on the Company's results of operations.

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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

    The results of Fertitta Interactive have been reported as discontinued operations in the accompanying Condensed Consolidated Statements of Operations for all periods presented. Following is an analysis of discontinued operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$—	$1,333	$—	$6,531
Costs and expenses	6	27,854	171	49,500
Net loss from discontinued operations	(6)	(26,521)	(171)	(42,969)
Less: net loss from discontinued operations attributable to noncontrolling interests	(3)	(11,573)	(73)	(18,790)
Net loss from discontinued operations attributable to Station Casinos LLC	$(3)	$(14,948)	$(98)	$(24,179)

The assets and liabilities of Fertitta Interactive are reported separately in the Condensed Consolidated Balance Sheets. The major classes of assets of discontinued operations are presented below (amounts in thousands):

	September 30, 2015	December 31, 2014
Cash	$196	$737
Accounts receivable and other	—	1,009
Total assets	$196	$1,746

Fertitta Interactive's current liabilities at September 30, 2015 and December 31, 2014 consisted primarily of accounts payable, accrued expenses and gaming-related liabilities.

3.    Native American Development

Following is information about the Company's Native American development activities.

North Fork Rancheria of Mono Indian Tribe

The Company has development and management agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California, which were originally entered into in 2003. In August 2014, the Mono and the Company entered into the Second Amended and Restated Development Agreement (the "Development Agreement") and the Second Amended and Restated Management Agreement (the "Management Agreement"). Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility (the "North Fork Project") to be located in Madera County, California. The Company purchased a 305-acre parcel of land located on Highway 99 north of the city of Madera (the "North Fork Site"), which was taken into trust for the benefit of the Mono by the Department of the Interior ("DOI") on February 5, 2013.

As currently contemplated, the North Fork Project is expected to include approximately 2,000 slot machines, approximately 40 table games and several restaurants. Development of the North Fork Project is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the Management Agreement by the Chairman of the National Indian Gaming Commission ("NIGC").

Under the Development Agreement, the Company will receive a development fee of 4% of the costs of construction and the costs of development of the North Fork Project (both as defined in the Development Agreement). Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. The Company will contribute significant financial support to the North Fork Project. Through September 30, 2015, the Company has paid approximately $26.4 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, secure the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of third-party financing or from the Mono's gaming revenues; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company's

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

adoption of fresh-start reporting in 2011. At September 30, 2015, the carrying amount of the advances was $11.3 million.

The following table outlines the Company's evaluation at September 30, 2015 of each of the critical milestones necessary to complete the North Fork Project.

As of September 30, 2015
Federally recognized as a tribe by the Bureau of Indian Affairs ("BIA")	Yes
Date of recognition	No later than 1916. Federal recognition was terminated in 1961 and restored in 1983.
Tribe has possession of or access to usable land upon which the project is to be built	The DOI accepted approximately 305 acres of land into trust for the benefit of the Mono on February 5, 2013.
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
Approval of management agreement by NIGC
Approval of the Management Agreement by the NIGC is expected to occur following the Mono's written request for such approval. The Company believes the Management Agreement will be approved because the terms and conditions thereof are consistent with the provisions of the Indian Gaming Regulatory Act.

Gaming licenses:
Type	Current plans for the North Fork Project include Class II and Class III gaming, which requires that a compact be in effect and that the Management Agreement be approved by the NIGC.
Number of gaming devices allowed	The Compact permits a maximum of 2,000 Class III slot machines at the facility. There is no limit on the number of Class II gaming devices that the Mono can offer.
Agreements with local authorities
The Mono has entered into memoranda of understanding with the City of Madera, the County of Madera and the Madera Irrigation District under which the Mono agreed to pay one-time and recurring mitigation contributions, subject to certain contingencies.

Following is a discussion of legal matters related to the North Fork Project.
Stand Up For California! v. Dept. of the Interior. In December 2012, Stand Up for California!, several individuals and the Ministerial Association of Madera (collectively, the “Stand Up” plaintiffs) filed a complaint against the DOI, the BIA and the Secretary of Interior and Assistant Secretary of the Interior, in their official capacities, seeking to overturn the Secretary's determination to take the North Fork Site into trust for the purposes of gaming (the “North Fork Determination”) and seeking declaratory and injunctive relief to prevent the United States from taking the North Fork Site into trust. The Mono filed a motion to intervene as a party to the lawsuit, which was subsequently granted. In January 2013, the Court denied the Stand Up plaintiffs' Motion for Preliminary Injunction and the United States accepted the North Fork Site into trust for the benefit of the

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Mono in February 2013. The parties’ motions for summary judgment, oppositions to motions for summary judgment and responses were all filed by April 2015, and the parties are currently awaiting a hearing date for oral argument or a decision on the pleadings.

Stand Up For California! v. Brown. In March 2013, Stand Up for California! and Barbara Leach, a local resident, filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against California Governor Edmund G. Brown, Jr., alleging that Governor Brown violated the California constitutional separation-of-powers doctrine when he concurred in the North Fork Determination. The complaint sought to vacate and set aside the Governor’s concurrence. Plaintiffs' complaint was subsequently amended to include a challenge to the constitutionality of AB 277. The Mono intervened as a defendant in the lawsuit and both the State of California (the “State”) and the Mono filed demurrers to plaintiffs' complaint. In March 2014, the court issued its Judgment of Dismissal dismissing plaintiffs' amended complaint. In September 2014, plaintiffs filed their opening appellate brief appealing the Judgment of Dismissal. The State and the Mono subsequently filed their responsive briefs and the plaintiffs filed their reply brief in January 2015. The parties are currently awaiting a hearing date for oral arguments or a decision on the appellate briefs. Prior to the court's issuance of its Judgment of Dismissal, the Mono filed a Cross-Complaint against the State alleging that Proposition 48 was invalid and unenforceable to the extent that it purports to invalidate the legislative ratification of the Compact. The State and the plaintiffs filed demurrers seeking to dismiss the Cross-Complaint. In June 2014, the court sustained the plaintiffs’ and the State’s demurrers and dismissed the Mono’s Cross-Complaint.  The Mono timely filed their notice of appeal for dismissal of the Cross-Complaint and in June 2015, filed their opening appellate brief. On September 18, 2015, plaintiffs and the State filed their responsive briefs.

North Fork Rancheria of Mono Indians v. State of California. In March 2015, the Mono filed a complaint against the State alleging that the State has violated 25 U.S.C. Section 2710(d)(7) et. seq. by failing to negotiate with the Mono in good faith to enter into a tribal-state compact governing Class III gaming on the Mono’s Indian lands. The suit seeks a declaration that the State has failed to negotiate in good faith to enter into an enforceable tribal-state compact and an order directing the State to conclude an enforceable tribal-state compact within 60 days or submit to mediation. The State filed its answer to the Mono's complaint in May 2015. The Chowchilla (Chaushilha) Tribe of Yokuts (“Chowchilla”), a group that is not federally recognized, filed a motion to intervene in this case in July 2015. The Mono and the State both filed oppositions to the Chowchilla’s motion. On August 26, 2015, the court denied the Chowchilla’s motion to intervene. The Mono’s motion for judgment on the pleadings was filed on August 17, 2015, and the State’s opposition and cross motion for judgment on the pleadings was filed on September 17, 2015. The Mono's reply brief was filed on October 8, 2015 and the State's reply brief was filed on October 29, 2015.

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

The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at September 30, 2015. The Company's evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company's estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Long-term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2015	December 31, 2014
$1.625 billion Term Loan Facility, due March 1, 2020, interest at a margin above LIBOR or base rate (4.25% at September 30, 2015 and December 31, 2014, respectively), net of unamortized discount of $36.0 million and $42.1 million, respectively	$1,436,647	$1,503,831
$350 million Revolving Credit Facility, due March 1, 2018, interest at a margin above LIBOR or base rate (4.38% at September 30, 2015)	45,000	—
$500 million 7.50% Senior Notes, due March 1, 2021, net of unamortized discount of $4.8 million and $5.3 million, respectively	495,197	494,682
Restructured Land Loan, due June 16, 2016, interest at a margin above LIBOR or base rate (3.69% and 3.67% at September 30, 2015 and December 31, 2014, respectively), net of unamortized discount of $3.3 million and $6.7 million, respectively	110,780	106,783
Other long-term debt, weighted-average interest of 3.95% and 3.98% at September 30, 2015 and December 31, 2014, respectively, maturity dates ranging from 2016 to 2027	39,105	41,303
Total long-term debt	2,126,729	2,146,599
Current portion of long-term debt	(109,530)	(80,892)
Total long-term debt, net	$2,017,199	$2,065,707

Restructured Land Loan

On June 17, 2011, an indirect wholly owned subsidiary of the Company, CV PropCo, LLC ("CV Propco"), as borrower, entered into an amended and restated credit agreement (the "Restructured Land Loan") with Deutsche Bank AG Cayman Islands Branch and JPMorgan Chase Bank, N.A. as initial lenders, consisting of a term loan facility with an initial principal amount of $105 million and an initial maturity date of June 16, 2016. CV Propco has two options to extend the maturity date for one additional year to be available subject to absence of default, payment of up to a 1% extension fee for each year, and a step-up in interest rate to not more than LIBOR plus 4.50% or base rate plus 3.50% in the sixth year, and not more than LIBOR plus 5.50% or base rate plus 4.50% in the seventh year. In addition, CV Propco is required to enter into an interest rate agreement that fixes or caps LIBOR at 5.00% during each of the extended maturity periods. Interest on the Restructured Land Loan is paid in kind during the first five years, and interest accruing in the sixth and seventh years shall be paid in cash. CV Propco has the intent and ability to execute the first one-year extension option which would extend the maturity date to June 16, 2017, and accordingly, the amounts outstanding under the Restructured Land Loan were excluded from the current portion of long-term debt at September 30, 2015.

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

The credit agreement governing the Term Loan Facility and the Revolving Credit Facility contains a number of customary covenants, including requirements that the Company maintain a maximum total leverage ratio ranging from 6.50 to 1.00 at September 30, 2015 to 5.00 to 1.00 in 2017 and a minimum interest coverage ratio of 3.00 to 1.00, provided that a default of the financial ratio covenants shall only become an event of default under the Term Loan Facility if the lenders providing the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

covenants. At September 30, 2015, the Company’s total leverage ratio was 4.53 to 1.00 and its interest coverage ratio was 3.91 to 1.00, both as defined in the credit agreement, and the Company believes it was in compliance with all applicable covenants.

Revolver Availability

At September 30, 2015, the Company's borrowing availability under the $350 million Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $271.8 million, which is net of outstanding letters of credit and similar obligations totaling $33.2 million.

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

At September 30, 2015, the Company had one outstanding interest rate swap with a notional amount of $1.0 billion, under which it received variable-rate payments in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. In July 2015, one of the Company's interest rate swaps with a notional amount of approximately $0.7 billion matured, and the notional amount of the Company's remaining interest rate swap, which matures in 2017, increased by the same amount.

The table below presents the fair value of the Company's derivative financial instruments, exclusive of any accrued interest, as well as their classification on the Condensed Consolidated Balance Sheets (amounts in thousands):

	Balance Sheet Classification	Fair Value
		September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swap	Other accrued liabilities	$—	$4,149
Interest rate swap	Interest rate swap and other long–term liabilities, net	10,284	6,105

The Company recognizes changes in the fair value of derivative instruments each period as described in the Cash Flow Hedge section below.

As of September 30, 2015, the Company had not posted any collateral related to its interest rate swap agreement; however, the Company's obligation under the swap agreement is subject to the security and guarantee arrangements applicable to the related credit agreement. The swap agreement contains a cross-default provision under which the Company could be declared in default on its obligation under such agreement if certain conditions of default exist on the Credit Facility. As of September 30, 2015, the termination value of the interest rate swap, including accrued interest, was a net liability of $11.0 million. Had the Company been in breach of the provisions of the swap arrangement, it could have been required to pay the termination value to settle the obligation.

Cash Flow Hedge

As of September 30, 2015, the Company's outstanding interest rate swap effectively converted $1.0 billion of its variable interest rate debt to a fixed rate of approximately 5.02%. In accordance with the accounting guidance for derivatives and hedging, the Company has designated the full notional amount of the interest rate swap as a cash flow hedge of interest rate risk. Under the terms of the swap agreement, the Company pays a fixed rate of 1.77% and receives a variable rate based on one-month LIBOR (subject to a minimum of 1.00%).

For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) until the interest payments being hedged are recorded as interest expense, at which time the amounts in other comprehensive income (loss) are reclassified as an adjustment to interest expense. Gains or losses on any ineffective portion of derivative instruments in cash flow hedging

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

relationships are recorded in the period in which they occur as a component of change in fair value of derivative instruments in the Condensed Consolidated Statements of Operations. The Company's interest rate swap had a fair value other than zero at the time it was designated in a hedging relationship, resulting in ineffectiveness.

The table below presents the gains (losses) on derivative financial instruments included in the Company's condensed consolidated financial statements (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain on Derivatives Recognized in Other Comprehensive Income (Loss)(Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2015	2014		2015	2014		2015	2014
Interest rate swaps	$(2,157)	$1,076	Interest expense, net	$(1,057)	$(3,213)	Change in fair value of derivative instruments	$—	$71

Derivatives in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014		2015	2014		2015	2014
Interest rate swaps	$(6,945)	$(5,181)	Interest expense, net	$(7,222)	$(9,720)	Change in fair value of derivative instruments	$(4)	$(2)

Losses reclassified from accumulated other comprehensive loss into interest expense, net included deferred losses on discontinued cash flow hedging relationships that were being amortized as an increase to interest expense as the previously hedged interest payments continued to occur. These deferred losses became fully amortized in June 2015.

Approximately $5.4 million of deferred losses on the Company's designated interest rate swap is expected to be reclassified from accumulated other comprehensive loss into earnings during the next twelve months.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$115	$115	$—	$—

Liabilities
Interest rate swap	$10,284	$—	$10,284	$—

		Fair Value Measurement at Reporting Date Using
	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$187	$187	$—	$—
Liabilities
Interest rate swaps	$10,254	$—	$10,254	$—
____________________________________
(a) Available-for-sale securities are included in Other assets, net in the accompanying Condensed Consolidated Balance Sheets.

The fair values of the Company's interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each swap. This analysis reflects the contractual terms of the interest rate swap, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty's nonperformance risk in the fair value measurement.

Assets Measured at Fair Value on a Nonrecurring Basis

During the nine months ended September 30, 2015, the Company recognized an impairment charge of $1.9 million to write down the carrying amount of a parcel of land held for sale in Las Vegas to $2.0 million, representing its estimated fair value less cost to sell.

Fair Value of Long-term Debt

The following table presents information about the estimated fair value of the Company's long-term debt compared with its carrying amount (amounts in millions):

	September 30, 2015	December 31, 2014
Aggregate fair value	$2,172	$2,166
Aggregate carrying amount, net of unamortized discounts	2,127	2,147

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The estimated fair value of the Company's long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

7.    Members' Equity

Changes in Members' Equity and Noncontrolling Interest

The changes in members' equity and noncontrolling interest for the nine months ended September 30, 2015 were as follows (amounts in thousands):

	Voting Units	Non-voting Units	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Station Casinos LLC Members' Equity	Noncontrolling Interest	Total Members' Equity
Balances, December 31, 2014	$—	$—	$653,843	$(7,099)	$(27,750)	$618,994	$26,174	$645,168
Net reclassification of:
Unrealized gain on interest rate swaps	—	—	—	277	—	277	—	277
Unrealized gain on available-for-sale securities	—	—	—	129	—	129	—	129
Share-based compensation	—	—	2,038	—	—	2,038	—	2,038
Net income	—	—	—	—	84,891	84,891	5,730	90,621
Distributions	—	—	(88,559)	—	(57,141)	(145,700)	(9,439)	(155,139)
Balances, September 30, 2015	$—	$—	$567,322	$(6,693)	$—	$560,629	$22,465	$583,094

At September 30, 2015, noncontrolling interest included a 50% ownership interest in MPM, a 42.7% ownership interest in Fertitta Interactive and ownership interests of the former mezzanine lenders and former unsecured creditors of Station Casinos, Inc. who hold warrants to purchase stock in CV Propco and NP Tropicana LLC.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (amounts in thousands):

	Unrealized Loss on Interest Rate Swaps	Unrealized (Loss) Gain on Available-for-sale Securities	Total
Balances, December 31, 2014	$(6,976)	$(123)	$(7,099)
Unrealized losses on interest rate swaps	(6,945)	—	(6,945)
Reclassification of unrealized losses on interest rate swaps into income	7,222	—	7,222
Unrealized loss on available-for-sale securities	—	(72)	(72)
Reclassification of other-than-temporary impairment of available-for-sale securities into income	—	201	201
Balances, September 30, 2015	$(6,699)	$6	$(6,693)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Net Income (Loss) Attributable to Station Casinos LLC

Net income (loss) attributable to Station Casinos LLC was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) from continuing operations	$17,256	$(5,900)	$84,989	$73,976
Net loss from discontinued operations	(3)	(14,948)	(98)	(24,179)
Net income (loss)	$17,253	$(20,848)	$84,891	$49,797

8.    Write-downs and Other Charges, Net

Write-downs and other charges, net include various charges to record net losses (gains) on asset disposals and non-routine transactions. Write-downs and other charges, net consisted of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Loss (gain) on disposal of assets, net	$1,004	$3,824	$(411)	$19,608
Transaction-related costs	3,716	—	4,363	—
Severance expense	317	741	847	1,619
Other, net	10	—	795	(640)
	$5,047	$4,565	$5,594	$20,587

Transaction-related costs include IPO-related advisory, legal and other costs that were not deferred as direct and incremental costs of the IPO, and costs related to the Fertitta Entertainment Acquisition. At September 30, 2015, the Company had recognized $0.9 million of deferred offering costs related to the IPO, which is included in Other assets, net in the Condensed Consolidated Balance Sheet.

During the nine months ended September 30, 2015, the Company sold certain parcels of land that were previously held for development, and recognized gains on sale totaling $6.4 million, which is included in loss (gain) on disposal of assets, net. The gain is partially offset by losses on disposal of various assets, including asset disposals related to remodeling projects. For the nine months ended September 30, 2014, loss on disposal of assets, net, primarily represented the abandonment of certain assets, including an amphitheater and an outdoor water feature, as well as asset disposals related to various remodeling projects.

9.    Commitments and Contingencies

The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of any legal matters and litigation inherently involves significant costs.

10.    Condensed Consolidating Financial Information

In March 2013, the Company issued the 7.50% Senior Notes, pursuant to an indenture among the Company (the "Parent"), the guarantors party thereto (the "Guarantor Subsidiaries") and Wells Fargo Bank, National Association, as trustee. The 7.50% Senior Notes are guaranteed by all subsidiaries of the Company other than NP Landco Holdco LLC and its subsidiaries, MPM, and SC Restaurant Holdco LLC. The following condensed consolidating financial statements present information about the Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries. These condensed consolidating financial statements are presented in the provided form because (i) the Guarantor Subsidiaries are 100% owned subsidiaries of the Company (the issuer of the 7.50% Senior Notes), (ii) the guarantees are joint and several, and (iii) the guarantees are "full and unconditional," as those terms are used in Regulation S-X Rule 3-10.  The guarantee of a Guarantor Subsidiary will be automatically released in certain customary circumstances, such as when such Guarantor Subsidiary is sold or all of the assets of such Guarantor Subsidiary are sold, the capital stock is sold, when such Guarantor Subsidiary is designated as an "unrestricted subsidiary" for purposes of the indenture, or upon legal defeasance or satisfaction and discharge of the indenture. The Company has reclassified intercompany cash flows and intercompany receivable and payable balances between the Parent and the Guarantor Subsidiaries in the condensed consolidating statements of cash flows and the condensed consolidating balance sheets, respectively, for the prior year to conform to the current year presentation. The reclassification had no impact on the condensed consolidating statements of operations, the condensed consolidating statements of comprehensive income (loss), the combined cash flows of the Parent and the Guarantor Subsidiaries, the combined balance sheets of the Parent and the Guarantor Subsidiaries, or the condensed consolidated financial statements.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS SEPTEMBER 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,433	$89,480	$—	$92,913	$4,031	$—	$96,944
Restricted cash	1,067	—	—	1,067	—	—	1,067
Receivables, net	1,988	24,530	—	26,518	6,823	—	33,341
Intercompany receivables	4,945	—	—	4,945	—	(4,945)	—
Advances to subsidiaries	144,804	—	(144,804)	—	—	—	—
Loans to parent	—	625,203	(625,203)	—	—	—	—
Inventories	9	8,757	—	8,766	93	—	8,859
Prepaid gaming tax	—	20,651	—	20,651	135	—	20,786
Prepaid expenses and other current assets	7,032	2,955	—	9,987	235	—	10,222
Current assets of discontinued operations	—	—	—	—	196	—	196
Assets held for sale	—	15,346	—	15,346	—	—	15,346
Total current assets	163,278	786,922	(770,007)	180,193	11,513	(4,945)	186,761
Property and equipment, net	76,334	2,027,480	—	2,103,814	11,268	—	2,115,082
Goodwill	1,234	194,442	—	195,676	—	—	195,676
Intangible assets, net	1,045	129,283	—	130,328	24,253	—	154,581
Land held for development	—	75,300	—	75,300	99,020	—	174,320
Investments in joint ventures	—	10,891	—	10,891	3,467	—	14,358
Native American development costs	—	11,264	—	11,264	—	—	11,264
Investments in subsidiaries	2,975,529	12,929	(2,978,815)	9,643	—	(9,643)	—
Other assets, net	28,556	15,686	—	44,242	632	—	44,874
Total assets	$3,245,976	$3,264,197	$(3,748,822)	$2,761,351	$150,153	$(14,588)	$2,896,916

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) SEPTEMBER 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$9,114	$11,656	$—	$20,770	$508	$—	$21,278
Accrued interest payable	3,855	27	—	3,882	12	—	3,894
Other accrued liabilities	25,572	116,786	—	142,358	1,694	—	144,052
Intercompany payables	—	—	—	—	4,934	(4,934)	—
Loans from subsidiaries	625,203	—	(625,203)	—	—	—	—
Advances from parent	—	144,804	(144,804)	—	—	—	—
Current portion of long-term debt	107,857	1,673	—	109,530	—	—	109,530
Current liabilities of discontinued operations	—	—	—	—	117	(11)	106
Total current liabilities	771,601	274,946	(770,007)	276,540	7,265	(4,945)	278,860
Long-term debt, less current portion	1,903,462	2,957	—	1,906,419	110,780	—	2,017,199
Deficit investment in joint venture	—	2,312	—	2,312	—	—	2,312
Interest rate swap and other long-term liabilities, net	10,284	5,167	—	15,451	—	—	15,451
Total liabilities	2,685,347	285,382	(770,007)	2,200,722	118,045	(4,945)	2,313,822
Members' equity:
Total Station Casinos LLC members' equity	560,629	2,978,815	(2,978,815)	560,629	9,643	(9,643)	560,629
Noncontrolling interest	—	—	—	—	22,465	—	22,465
Total members' equity	560,629	2,978,815	(2,978,815)	560,629	32,108	(9,643)	583,094
Total liabilities and members' equity	$3,245,976	$3,264,197	$(3,748,822)	$2,761,351	$150,153	$(14,588)	$2,896,916

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$13,554	$104,575	$—	$118,129	$3,836	$—	$121,965
Restricted cash	1,067	—	—	1,067	—	—	1,067
Receivables, net	2,830	27,633	—	30,463	4,389	—	34,852
Intercompany receivables	3,116	—	—	3,116	—	(3,116)	—
Advances to subsidiaries	273,344	—	(273,344)	—	—	—	—
Loans to parent	—	503,684	(503,684)	—	—	—	—
Inventories	7	9,823	—	9,830	130	—	9,960
Prepaid gaming tax	—	19,281	—	19,281	145	—	19,426
Prepaid expenses and other current assets	5,003	2,331	—	7,334	204	—	7,538
Current assets of discontinued operations	—	—	—	—	1,746	—	1,746
Total current assets	298,921	667,327	(777,028)	189,220	10,450	(3,116)	196,554

Property and equipment, net	72,230	2,051,495	—	2,123,725	12,183	—	2,135,908
Goodwill	1,234	194,442	—	195,676	—	—	195,676
Intangible assets, net	1,045	135,384	—	136,429	31,903	—	168,332
Land held for development	—	103,202	—	103,202	99,020	—	202,222
Investments in joint ventures	—	13,252	—	13,252	4,928	—	18,180
Native American development costs	—	9,619	—	9,619	—	—	9,619
Investments in subsidiaries	2,789,090	16,914	(2,785,357)	20,647	—	(20,647)	—
Other assets, net	30,438	16,703	—	47,141	709	—	47,850
Total assets	$3,192,958	$3,208,338	$(3,562,385)	$2,838,911	$159,193	$(23,763)	$2,974,341

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) DECEMBER 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$1,391	$24,053	$—	$25,444	$494	$—	$25,938
Accrued interest payable	14,877	161	—	15,038	11	—	15,049
Other accrued liabilities	19,518	102,177	—	121,695	1,602	—	123,297
Intercompany payables	—	—	—	—	2,735	(2,735)	—
Loans from subsidiaries	503,684	—	(503,684)	—	—	—	—
Advances from parent	—	273,344	(273,344)	—	—	—	—
Current portion of long-term debt	79,305	1,587	—	80,892	—	—	80,892
Current liabilities of discontinued operations	—	—	—	—	747	(381)	366
Total current liabilities	618,775	401,322	(777,028)	243,069	5,589	(3,116)	245,542
Long-term debt, less current portion	1,955,189	3,735	—	1,958,924	106,783	—	2,065,707
Deficit investment in joint venture	—	2,339	—	2,339	—	—	2,339
Interest rate swap and other long-term liabilities, net	—	15,585	—	15,585	—	—	15,585
Total liabilities	2,573,964	422,981	(777,028)	2,219,917	112,372	(3,116)	2,329,173
Members' equity:
Total Station Casinos LLC members' equity	618,994	2,785,357	(2,785,357)	618,994	20,647	(20,647)	618,994
Noncontrolling interest	—	—	—	—	26,174	—	26,174
Total members' equity	618,994	2,785,357	(2,785,357)	618,994	46,821	(20,647)	645,168
Total liabilities and members' equity	$3,192,958	$3,208,338	$(3,562,385)	$2,838,911	$159,193	$(23,763)	$2,974,341

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$218,333	$—	$218,333	$1,528	$—	$219,861
Food and beverage	—	59,333	—	59,333	146	—	59,479
Room	—	28,607	—	28,607	1,058	—	29,665
Other	2	16,173	—	16,175	2,779	(1,851)	17,103
Management fees	1,487	11,614	—	13,101	9,627	—	22,728
Gross revenues	1,489	334,060	—	335,549	15,138	(1,851)	348,836
Promotional allowances	—	(25,129)	—	(25,129)	(110)	—	(25,239)
Net revenues	1,489	308,931	—	310,420	15,028	(1,851)	323,597

Operating costs and expenses:
Casino	—	84,495	—	84,495	596	—	85,091
Food and beverage	—	39,364	—	39,364	79	—	39,443
Room	—	11,055	—	11,055	617	—	11,672
Other	—	5,185	—	5,185	1,314	—	6,499
Selling, general and administrative	3,425	69,785	—	73,210	4,140	(1,851)	75,499
Preopening	—	707	—	707	—	—	707
Depreciation and amortization	3,221	26,555	—	29,776	3,082	—	32,858
Management fee expense	—	11,996	—	11,996	97	—	12,093
Asset impairment	—	100	—	100	—	—	100
Write-downs and other charges, net	4,594	450	—	5,044	3	—	5,047
	11,240	249,692	—	260,932	9,928	(1,851)	269,009

Operating (loss) income	(9,751)	59,239	—	49,488	5,100	—	54,588
Earnings (losses) from subsidiaries	58,013	1,947	(60,183)	(223)	—	223	—
Earnings (losses) from joint ventures	—	413	—	413	(160)	—	253
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	48,262	61,599	(60,183)	49,678	4,940	223	54,841

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other (expense) income:
Interest expense, net	(31,008)	(1,417)	—	(32,425)	(3,209)	—	(35,634)
Change in fair value of derivative instruments	(1)	1	—	—	—	—	—
	(31,009)	(1,416)	—	(32,425)	(3,209)	—	(35,634)
Net income from continuing operations	17,253	60,183	(60,183)	17,253	1,731	223	19,207
Discontinued operations	—	—	—	—	(6)	—	(6)
Net income	17,253	60,183	(60,183)	17,253	1,725	223	19,201
Less: net income attributable to noncontrolling interests	—	—	—	—	1,948	—	1,948
Net income (loss) attributable to Station Casinos LLC	$17,253	$60,183	$(60,183)	$17,253	$(223)	$223	$17,253

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$213,531	$—	$213,531	$1,616	$—	$215,147
Food and beverage	—	56,609	—	56,609	159	—	56,768
Room	—	26,470	—	26,470	745	—	27,215
Other	2	15,587	—	15,589	3,314	(1,006)	17,897
Management fees	1,537	6,427	—	7,964	9,098	—	17,062
Gross revenues	1,539	318,624	—	320,163	14,932	(1,006)	334,089
Promotional allowances	—	(24,288)	—	(24,288)	(145)	—	(24,433)
Net revenues	1,539	294,336	—	295,875	14,787	(1,006)	309,656

Operating costs and expenses:
Casino	—	83,375	—	83,375	636	—	84,011
Food and beverage	—	37,583	—	37,583	41	—	37,624
Room	—	10,787	—	10,787	508	—	11,295
Other	—	5,527	—	5,527	1,956	—	7,483
Selling, general and administrative	3,369	70,631	—	74,000	3,184	(1,006)	76,178
Preopening	—	113	—	113	—	—	113
Depreciation and amortization	1,857	26,841	—	28,698	3,057	—	31,755
Management fee expense	—	11,081	—	11,081	98	—	11,179
Asset impairment	—	11,739	—	11,739	—	—	11,739
Write-downs and other charges, net	198	4,350	—	4,548	17	—	4,565
	5,424	262,027	—	267,451	9,497	(1,006)	275,942

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated

Operating (loss) income	(3,885)	32,309	—	28,424	5,290	—	33,714
Earnings (losses) from subsidiaries	15,793	(12,858)	(18,523)	(15,588)	—	15,588	—
Earnings (loss) from joint ventures	—	478	—	478	(750)	—	(272)
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	11,908	19,929	(18,523)	13,314	4,540	15,588	33,442

Other (expense) income:
Interest expense, net	(32,755)	(1,478)	—	(34,233)	(3,079)	—	(37,312)
Change in fair value of derivative instruments	(1)	72	—	71	—	—	71
	(32,756)	(1,406)	—	(34,162)	(3,079)	—	(37,241)
Net (loss) income from continuing operations	(20,848)	18,523	(18,523)	(20,848)	1,461	15,588	(3,799)
Discontinued operations	—	—	—	—	(26,521)	—	(26,521)
Net (loss) income	(20,848)	18,523	(18,523)	(20,848)	(25,060)	15,588	(30,320)
Less: net loss attributable to noncontrolling interests	—	—	—	—	(9,472)	—	(9,472)
Net (loss) income attributable to Station Casinos LLC	$(20,848)	$18,523	$(18,523)	$(20,848)	$(15,588)	$15,588	$(20,848)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$678,562	$—	$678,562	$5,036	$—	$683,598
Food and beverage	—	187,092	—	187,092	473	—	187,565
Room	—	89,464	—	89,464	2,847	—	92,311
Other	5	50,204	—	50,209	8,147	(5,431)	52,925
Management fees	4,330	30,694	—	35,024	28,679	—	63,703
Gross revenues	4,335	1,036,016	—	1,040,351	45,182	(5,431)	1,080,102
Promotional allowances	—	(75,550)	—	(75,550)	(368)	—	(75,918)
Net revenues	4,335	960,466	—	964,801	44,814	(5,431)	1,004,184

Operating costs and expenses:
Casino	—	255,457	—	255,457	1,812	—	257,269
Food and beverage	—	121,035	—	121,035	162	—	121,197
Room	—	32,976	—	32,976	1,786	—	34,762
Other	—	15,843	—	15,843	3,694	—	19,537
Selling, general and administrative	10,838	204,587	—	215,425	12,188	(5,431)	222,182
Preopening	—	1,121	—	1,121	—	—	1,121
Depreciation and amortization	8,988	85,539	—	94,527	9,263	—	103,790
Management fee expense	—	38,367	—	38,367	304	—	38,671
Asset impairment	201	1,900	—	2,101	—	—	2,101
Write-downs and other charges, net	6,977	(2,456)	—	4,521	1,073	—	5,594
	27,004	754,369	—	781,373	30,282	(5,431)	806,224

Operating (loss) income	(22,669)	206,097	—	183,428	14,532	—	197,960
Earnings (losses) from subsidiaries	202,351	5,705	(209,398)	(1,342)	—	1,342	—
Earnings (losses) from joint ventures	—	1,562	—	1,562	(492)	—	1,070
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	179,682	213,364	(209,398)	183,648	14,040	1,342	199,030

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other expense:
Interest expense, net	(94,788)	(3,965)	—	(98,753)	(9,481)	—	(108,234)
Change in fair value of derivative instruments	(3)	(1)	—	(4)	—	—	(4)
	(94,791)	(3,966)	—	(98,757)	(9,481)	—	(108,238)
Net income from continuing operations	84,891	209,398	(209,398)	84,891	4,559	1,342	90,792
Discontinued operations	—	—	—	—	(171)	—	(171)
Net income	84,891	209,398	(209,398)	84,891	4,388	1,342	90,621
Less: net income attributable to noncontrolling interests	—	—	—	—	5,730	—	5,730
Net income (loss) attributable to Station Casinos LLC	$84,891	$209,398	$(209,398)	$84,891	$(1,342)	$1,342	$84,891

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$657,091	$—	$657,091	$5,301	$—	$662,392
Food and beverage	—	176,848	—	176,848	509	—	177,357
Room	—	82,057	—	82,057	2,422	—	84,479
Other	4	47,899	—	47,903	9,458	(3,927)	53,434
Management fees	4,818	20,835	—	25,653	25,853	—	51,506
Gross revenues	4,822	984,730	—	989,552	43,543	(3,927)	1,029,168
Promotional allowances	—	(70,858)	—	(70,858)	(430)	—	(71,288)
Net revenues	4,822	913,872	—	918,694	43,113	(3,927)	957,880

Operating costs and expenses:
Casino	—	251,226	—	251,226	1,901	—	253,127
Food and beverage	—	116,999	—	116,999	127	—	117,126
Room	—	32,443	—	32,443	1,567	—	34,010
Other	—	16,784	—	16,784	5,377	—	22,161
Selling, general and administrative	9,552	202,304	—	211,856	10,394	(3,927)	218,323
Preopening	—	286	—	286	—	—	286
Depreciation and amortization	4,845	81,435	—	86,280	9,167	—	95,447
Management fee expense	—	35,534	—	35,534	318	—	35,852
Asset impairment	—	11,739	—	11,739	—	—	11,739
Write-downs and other charges, net	(357)	20,921	—	20,564	23	—	20,587
	14,040	769,671	—	783,711	28,874	(3,927)	808,658

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated

Operating (loss) income	(9,218)	144,201	—	134,983	14,239	—	149,222
Earnings (losses) from subsidiaries	164,013	(20,573)	(169,772)	(26,332)	—	26,332	—
Earnings from joint ventures	—	1,504	—	1,504	(750)	—	754
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	154,795	125,132	(169,772)	110,155	13,489	26,332	149,976

Other (expense) income:
Interest expense, net	(100,867)	(4,431)	—	(105,298)	(8,773)	—	(114,071)
Loss on extinguishment of debt	(4,132)	—	—	(4,132)	—	—	(4,132)
Gain on Native American development	—	49,074	—	49,074	—	—	49,074
Change in fair value of derivative instruments	1	(3)	—	(2)	—	—	(2)
	(104,998)	44,640	—	(60,358)	(8,773)	—	(69,131)
Net income from continuing operations	49,797	169,772	(169,772)	49,797	4,716	26,332	80,845
Discontinued operations	—	—	—	—	(42,969)	—	(42,969)
Net income (loss)	49,797	169,772	(169,772)	49,797	(38,253)	26,332	37,876
Less: net loss attributable to noncontrolling interests	—	—	—	—	(11,921)	—	(11,921)
Net income (loss) attributable to Station Casinos LLC	$49,797	$169,772	$(169,772)	$49,797	$(26,332)	$26,332	$49,797

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) THE THREE MONTHS ENDED SEPTEMBER 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$17,253	$60,183	$(60,183)	$17,253	$1,725	$223	$19,201
Other comprehensive loss:
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(2,157)	(676)	676	(2,157)	—	—	(2,157)
Reclassification of unrealized loss on interest rate swaps into operations	1,057	167	(167)	1,057	—	—	1,057
Unrealized loss on interest rate swaps, net	(1,100)	(509)	509	(1,100)	—	—	(1,100)
Unrealized gain on available–for–sale securities	6	—	—	6	—	—	6
Other comprehensive loss	(1,094)	(509)	509	(1,094)	—	—	(1,094)
Comprehensive income	16,159	59,674	(59,674)	16,159	1,725	223	18,107
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	1,948	—	1,948
Comprehensive income (loss) attributable to Station Casinos LLC	$16,159	$59,674	$(59,674)	$16,159	$(223)	$223	$16,159

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(20,848)	$18,523	$(18,523)	$(20,848)	$(25,060)	$15,588	$(30,320)
Other comprehensive income:
Unrealized gain on interest rate swaps:
Unrealized gain arising during period	1,076	1,168	(1,168)	1,076	—	—	1,076
Reclassification of unrealized loss on interest rate swaps into operations	3,213	1,120	(1,120)	3,213	—	—	3,213
Unrealized gain on interest rate swaps, net	4,289	2,288	(2,288)	4,289	—	—	4,289
Unrealized loss on available–for–sale securities	(60)	—	—	(60)	—	—	(60)
Other comprehensive loss	4,229	2,288	(2,288)	4,229	—	—	4,229
Comprehensive (loss) income	(16,619)	20,811	(20,811)	(16,619)	(25,060)	15,588	(26,091)
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	—	(9,472)	—	(9,472)
Comprehensive (loss) income attributable to Station Casinos LLC	$(16,619)	$20,811	$(20,811)	$(16,619)	$(15,588)	$15,588	$(16,619)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$84,891	$209,398	$(209,398)	$84,891	$4,388	$1,342	$90,621
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Unrealized loss arising during period	(6,945)	(5,421)	5,421	(6,945)	—	—	(6,945)
Reclassification of unrealized loss on interest rate swaps into operations	7,222	2,293	(2,293)	7,222	—	—	7,222
Unrealized gain (loss) on interest rate swaps, net	277	(3,128)	3,128	277	—	—	277
Unrealized gain on available-for-sale securities:
Unrealized loss arising during the period	(72)	—	—	(72)	—	—	(72)
Reclassification of other-than-temporary impairment of available-for-sale securities into operations	201	—	—	201	—	—	201
Unrealized gain on available–for–sale securities, net	129	—	—	129	—	—	129
Other comprehensive income (loss)	406	(3,128)	3,128	406	—	—	406
Comprehensive income	85,297	206,270	(206,270)	85,297	4,388	1,342	91,027
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	5,730	—	5,730
Comprehensive income (loss) attributable to Station Casinos LLC	$85,297	$206,270	$(206,270)	$85,297	$(1,342)	$1,342	$85,297

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$49,797	$169,772	$(169,772)	$49,797	$(38,253)	$26,332	$37,876
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Unrealized loss arising during period	(5,181)	(4,655)	4,655	(5,181)	—	—	(5,181)
Reclassification of unrealized loss on interest rate swaps into operations	9,720	3,397	(3,397)	9,720	—	—	9,720
Unrealized gain (loss) on interest rate swaps, net	4,539	(1,258)	1,258	4,539	—	—	4,539
Unrealized loss on available–for–sale securities	(81)	—	—	(81)	—	—	(81)
Other comprehensive income (loss)	4,458	(1,258)	1,258	4,458	—	—	4,458
Comprehensive income (loss)	54,255	168,514	(168,514)	54,255	(38,253)	26,332	42,334
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	—	(11,921)	—	(11,921)
Comprehensive income (loss) attributable to Station Casinos LLC	$54,255	$168,514	$(168,514)	$54,255	$(26,332)	$26,332	$54,255

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(91,553)	$296,123	$—	$204,570	$21,367	$—	$225,937
Cash flows from investing activities:
Capital expenditures, net of related payables	(17,985)	(55,691)	—	(73,676)	(700)	—	(74,376)
Proceeds from asset sales	13	24,446	—	24,459	697	—	25,156
Investments in joint ventures	—	(12)	—	(12)	(29)	—	(41)
Distributions in excess of earnings from joint ventures	—	845	—	845	—	—	845
Distributions from subsidiaries	20,949	9,690	(20,949)	9,690	—	(9,690)	—
Proceeds from repayment of advances to subsidiaries, net	142,543	—	(142,543)	—	—	—	—
Loans to parent, net	—	(121,519)	121,519	—	—	—	—
Native American development costs	—	(1,569)	—	(1,569)	—	—	(1,569)
Investment in subsidiaries	(29)	—	—	(29)	—	29	—
Other, net	(876)	(978)	—	(1,854)	(28)	—	(1,882)
Net cash provided by (used in) investing activities	144,615	(144,788)	(41,973)	(42,146)	(60)	(9,661)	(51,867)
Cash flows from financing activities:
Borrowings under credit agreements with original maturities of three months or less, net	45,000	—	—	45,000	—	—	45,000
Payments under credit agreements with original maturities greater than three months	(73,215)	—	—	(73,215)	(2,553)	—	(75,768)
Distributions to members and noncontrolling interests	(145,700)	(20,949)	20,949	(145,700)	(19,129)	9,690	(155,139)
Payments on derivative instruments with other-than-insignificant financing elements	(6,049)	(1,076)	—	(7,125)	—	—	(7,125)
Loans from subsidiaries, net	121,519	—	(121,519)	—	—	—	—
Payments on advances from parent, net	—	(142,543)	142,543	—	—	—	—
Capital contributions from members	—	—	—	—	29	(29)	—
Other, net	(4,738)	(1,862)	—	(6,600)	—	—	(6,600)
Net cash used in financing activities	(63,183)	(166,430)	41,973	(187,640)	(21,653)	9,661	(199,632)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
Decrease in cash and cash equivalents	(10,121)	(15,095)	—	(25,216)	(346)	—	(25,562)
Balance, beginning of period	13,554	104,575	—	118,129	4,573	—	122,702
Balance, end of period	$3,433	$89,480	$—	$92,913	$4,227	$—	$97,140
Supplemental cash flow disclosures:
Cash paid for interest	$96,423	$1,264	$—	$97,687	$2,930	$—	$100,617
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$8,754	$11,244	$—	$19,998	$83	$—	$20,081

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(98,334)	$269,092	$—	$170,758	$(647)	$—	$170,111
Cash flows from investing activities:
Capital expenditures, net of related payables	(21,148)	(47,503)	—	(68,651)	(2,875)	—	(71,526)
Proceeds from asset sales	19	772	—	791	—	—	791
Investments in joint ventures	—	(27)	—	(27)	(4,359)	—	(4,386)
Distributions in excess of earnings from joint ventures	—	785	—	785	—	—	785
Distributions from subsidiaries	15,380	8,075	(15,380)	8,075	—	(8,075)	—
Proceeds from repayment of Native American development costs	—	66,048	—	66,048	—	—	66,048
Proceeds from repayment of advances to subsidiaries, net	141,155	—	(141,155)	—	—	—	—
Loans to parent, net	—	(134,808)	134,808	—	—	—	—
Native American development costs	—	(2,052)	—	(2,052)	—	—	(2,052)
Investments in subsidiaries	(4,359)	(13,197)	—	(17,556)	—	17,556	—
Other, net	638	(229)	—	409	—	—	409
Net cash provided by (used in) investing activities	131,685	(122,136)	(21,727)	(12,178)	(7,234)	9,481	(9,931)
Cash flows from financing activities:
Payments under credit agreements with original maturities greater than three months	(62,859)	—	—	(62,859)	(359)	—	(63,218)
Distributions to members and noncontrolling interests	(117,729)	(15,380)	15,380	(117,729)	(16,149)	8,075	(125,803)
Payment of debt issuance costs	(2,454)	—	—	(2,454)	—	—	(2,454)
Payments on derivative instruments with other-than-insignificant financing elements	(6,740)	(1,530)	—	(8,270)	—	—	(8,270)
Loans from subsidiaries, net	134,808	—	(134,808)	—	—	—	—
Payments on advances from parent, net	—	(141,155)	141,155	—	—	—	—
Capital contributions from members	—	—	—	—	17,556	(17,556)	—
Capital contributions from noncontrolling interests	—	—	—	—	9,803	—	9,803
Other, net	(1,418)	(1,339)	—	(2,757)	(2)	—	(2,759)
Net cash (used in) provided by financing activities	(56,392)	(159,404)	21,727	(194,069)	10,849	(9,481)	(192,701)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
(Decrease) increase in cash and cash equivalents	(23,041)	(12,448)	—	(35,489)	2,968	—	(32,521)
Balance, beginning of period	27,182	103,584	—	130,766	6,855	—	137,621
Balance, end of period	$4,141	$91,136	$—	$95,277	$9,823	$—	$105,100
Supplemental cash flow disclosures:
Cash paid for interest	$101,629	$1,757	$—	$103,386	$75	$—	$103,461
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$4,268	$18,952	$—	$23,220	$119	$—	$23,339

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

Overview

We are a gaming, development and management company established in 1976 that develops and operates casino entertainment properties. We currently own and operate nine major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned) in the Las Vegas regional market. In addition, we manage Graton Resort & Casino (‘‘Graton Resort’’) in Sonoma County, California, which opened in November 2013, and Gun Lake Casino (‘‘Gun Lake’’) in southwestern Michigan, which opened in February 2011.

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

A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. Although Las Vegas experienced high levels of unemployment and foreclosures during the economic downturn from 2008 to 2011, the local economy has begun to recover and recent trends indicate the recovery is ongoing. In 2014, Las Vegas experienced population growth of 1.9%, and employment continued to grow at a steady pace with total jobs up 2.4% in September 2015 versus the prior year period. Home values in Las Vegas also appreciated 10.0% for the trailing twelve months ended June 2015, and businesses and consumers in Las Vegas continue to increase their spending as evidenced by 26 consecutive months of year-over-year increases in taxable retail sales from July 2013 to August 2015. Notwithstanding recent improvements in employment, home prices and taxable sales, the Las Vegas economy has not fully recovered from the impacts of the economic downturn; however, we believe the recent stabilization of the Las Vegas economy, positive trends in many of the key economic indicators and future projects and infrastructure investments provide a foundation for future growth in our business. Although we experienced improved operating results in 2014 and the first three quarters of 2015 due, in part, to more favorable local economic conditions and reduced gas prices, we cannot be sure if, or how long, these favorable market conditions will persist or that they will continue to positively impact our results of operations.

Our Key Performance Indicators

We use certain key indicators to measure the performance of our gaming operations.

Gaming revenue measures:

•
Slot handle and table game drop are measures of volume. Slot handle represents the dollar amount wagered in slot machines, and table game drop represents the total amount of cash and net markers issued that are deposited in table games drop boxes.

•	Win represents the amount of wagers retained by us and recorded as casino revenue.

•	Hold represents win as a percentage of slot handle or table games drop.

As our customers are primarily Las Vegas residents, our hold percentages are generally consistent from period to period. Fluctuations in our casino revenue are primarily due to the volume and spending levels of customers at our properties.

Food and beverage revenue measures:

•	Average guest check is a measure of sales volume and product offerings, and represents the average amount spent per customer visit.

•	Number of guests served is an indicator of volume.

Room revenue measures:

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by total rooms available.

•	Average daily rate (‘‘ADR’’) is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms.

•	Revenue per available room is calculated by dividing total room revenue by total rooms available.

Results of Operations

The following table presents information about our results of continuing operations (dollars in thousands):

	Three Months Ended September 30,		Percent change	Nine Months Ended September 30, 2015		Percent change
	2015	2014		2015	2014
Net revenues	$323,597	$309,656	4.5%	$1,004,184	$957,880	4.8%
Operating income	54,588	33,714	61.9%	197,960	149,222	32.7%

Casino revenues	219,861	215,147	2.2%	683,598	662,392	3.2%
Casino expenses	85,091	84,011	1.3%	257,269	253,127	1.6%
Margin	61.3%	61.0%		62.4%	61.8%

Food and beverage revenues	59,479	56,768	4.8%	187,565	177,357	5.8%
Food and beverage expenses	39,443	37,624	4.8%	121,197	117,126	3.5%
Margin	33.7%	33.7%		35.4%	34.0%

Room revenues	29,665	27,215	9.0%	92,311	84,479	9.3%
Room expenses	11,672	11,295	3.3%	34,762	34,010	2.2%
Margin	60.7%	58.5%		62.3%	59.7%

Other revenues	17,103	17,897	(4.4)%	52,925	53,434	(1.0)%
Other expenses	6,499	7,483	(13.1)%	19,537	22,161	(11.8)%

Management fee revenue	22,728	17,062	33.2%	63,703	51,506	23.7%

Selling, general and administrative expenses	75,499	76,178	(0.9)%	222,182	218,323	1.8%
Percent of net revenues	23.3%	24.6%		22.1%	22.8%

Depreciation and amortization	32,858	31,755	3.5%	103,790	95,447	8.7%
Management fee expense	12,093	11,179	8.2%	38,671	35,852	7.9%
Asset impairment	100	11,739	n/m	2,101	11,739	n/m
Write-downs and other charges, net	5,047	4,565	n/m	5,594	20,587	n/m
Interest expense, net	35,634	37,312	(4.5)%	108,234	114,071	(5.1)%
Loss on extinguishment of debt	—	—	—	—	4,132	n/m
Gain on Native American development	—	—	—	—	49,074	n/m
______________________________
n/m = Not meaningful

Net Revenues. Net revenues for the three and nine months ended September 30, 2015 increased by 4.5% and 4.8%, respectively, as compared to the prior year periods, reflecting increases in casino, food and beverage, room and management fee revenue, partially offset by decreases in other revenues, all of which are discussed below.

Operating Income. Operating income increased by 61.9% to $54.6 million for the three months ended September 30, 2015 as compared to $33.7 million for the three months ended September 30, 2014. Operating income increased by 32.7% to $198.0 million for the nine months ended September 30, 2015 as compared to $149.2 million for the nine months ended September 30, 2014. Components of operating income for the three and nine month comparative periods are discussed below.

Casino.  Casino revenues increased by 2.2% and 3.2% for the three and nine months ended September 30, 2015, respectively, as compared to the prior year periods, due to higher slot and table games revenue, partially offset by lower race and sports revenue. For the three and nine months ended September 30, 2015, casino expenses increased by 1.3% and 1.6% as compared to the prior year periods, commensurate with the increase in revenues.

Food and Beverage.  For the three and nine months ended September 30, 2015, food and beverage revenue increased by 4.8% and 5.8% as compared to the prior year periods primarily due to increased volume at our restaurants. For the three and nine months ended September 30, 2015, the number of restaurant guests served increased by 1.3% and 2.7%, respectively, as compared to the prior year periods, and the average guest check increased slightly. Food and beverage expenses increased by 4.8% and 3.5% for the three and nine months ended September 30, 2015 as compared to the prior year periods, mainly due to the increased volume at our restaurants.

Room.  For the three months ended September 30, 2015, room revenues increased by 9.0% due to a 6.6% increase in ADR and a 1.9 percentage point improvement in occupancy as compared to the prior year period. For the nine months ended September 30, 2015, room revenues increased by 9.3% due to a 6.8% increase in ADR and a 3.2 percentage point improvement in occupancy as compared to the prior year period. Room expenses increased by 3.3% and 2.2% for the three and nine months ended September 30, 2015, respectively, as compared to the prior year periods, primarily due to higher payroll and related costs resulting from the higher occupancy rate. The following table presents key information about our hotel operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Occupancy	93.7%	91.8%	94.1%	90.9%
Average daily rate	$74.86	$70.25	$79.17	$74.13
Revenue per available room	$70.14	$64.47	$74.47	$67.35

Other.  Other revenues primarily represent revenues from tenant leases, retail outlets, bowling, spas and entertainment. Other revenues decreased by $0.8 million and $0.5 million for the three and nine months ended September 30, 2015, respectively, as compared to the prior year periods. Other expenses decreased by $1.0 million and $2.6 million for the three and nine months ended September 30, 2015 as compared to the prior year periods, mainly due to lower cost of sales. The decreases in other revenues and other expenses were related mainly to lower fuel prices at our Wild Wild West truck plaza.

Management Fee Revenue.  Management fee revenue primarily represents fees earned from our management agreements with Graton Resort and Gun Lake. For the three months ended September 30, 2015, management fee revenue increased to $22.7 million as compared to $17.1 million for the prior year period, due to improved results from both Graton Resort and Gun Lake. Management fee revenue also includes reimbursable costs, which represent amounts received or due pursuant to our management agreements with Native American tribes for the reimbursement of expenses, primarily payroll costs, that we incur on their behalf. Reimbursable revenues for both the three months ended September 30, 2015 and 2014 were $1.8 million. For the nine months ended September 30, 2015, management fee revenue increased to $63.7 million as compared to $51.5 million for the prior year period, due to improved operating results from both Graton Resort and Gun Lake. For the nine months ended September 30, 2015, reimbursable revenues decreased to $5.3 million as compared to $5.6 million for the prior year period.

Selling, General and Administrative ("SG&A"). SG&A expenses for the three months ended September 30, 2015 decreased by $0.7 million or 0.9% as compared to the prior year period. For the nine months ended September 30, 2015, SG&A expenses increased by $3.9 million or 1.8% as compared to the prior year period, mainly due to higher compensation expense, as well as a $2.5 million donation to the University of Nevada, Las Vegas (“UNLV”) to contribute to the construction of a building for the hotel college.

Depreciation and Amortization.  For the three and nine months ended September 30, 2015, depreciation and amortization expense increased to $32.9 million and $103.8 million, respectively, as compared to $31.8 million and $95.4 million for the prior year periods. The increase in depreciation and amortization expense for the nine months ended September 30, 2015 as compared to the prior year period was primarily due to accelerated depreciation related to remodeling projects.

Management Fee Expense.  We have long-term management agreements with affiliates of Fertitta Entertainment to manage our properties. Under the management agreements, we pay a base management fee equal to 2% of gross revenues and an incentive management fee equal to 5% of positive EBITDA (as defined in the agreements) for each of our managed properties. Management fee expense for the three and nine months ended September 30, 2015 increased to $12.1 million and $38.7 million, respectively, as compared to $11.2 million and $35.9 million, respectively, for the prior year periods due to improvements in our operating results. Upon consummation of the Fertitta Entertainment Acquisition, we expect to assume or enter into new employment agreements or other employment relationships with our executive officers and other individuals who were employed by Fertitta Entertainment prior to the consummation of the Fertitta Entertainment Acquisition.

Asset Impairment. Asset impairment for the three and nine months ended September 30, 2015 primarily represents the write-down of the carrying amount of a parcel of land held for sale in Las Vegas to its estimated fair value less cost to sell. Asset impairment for the three and nine months ended September 30, 2014 represented the write-down of 101 acres of land held for development in Reno, Nevada to its estimated fair value less cost to sell. In September 2014, we entered into an agreement to sell the land, and the sale was completed in the fourth quarter of 2014.

Write-downs and Other Charges, net. Write-downs and other charges, net includes losses on asset disposals, severance expense and non-routine transactions. For the three months ended September 30, 2015, write-downs and other charges, net, totaled $5.0 million, which included $3.7 million of transaction-related expenses for the anticipated IPO and the Fertitta Entertainment purchase, and $1.0 million of net losses on asset disposals. For the nine months ended September 30, 2015, write-downs and other charges, net, totaled $5.6 million. Included in this amount was a $6.4 million gain on the sale of land held for development, primarily land in northern California, offset by losses on disposal of property and equipment, as well as the transaction-related expenses and the write-off of certain joint venture investments and canceled debt offering costs For the three and nine months ended September 30, 2014, write-downs and other charges, net, totaled $4.6 million and $20.6 million, respectively, and included charges related to the abandonment of certain assets, including an amphitheater and an outdoor water feature, as well as several restaurant remodeling projects.

Interest Expense, net.  Interest expense, net for the three and nine months ended September 30, 2015 decreased to $35.6 million and $108.2 million, respectively, as compared to $37.3 million and $114.1 million, respectively, for the prior year periods. Interest expense, net includes the impact of our interest rate swaps that are designated in cash flow hedging relationships, which effectively converted $1.0 billion of our variable-rate debt to a fixed rate. The decrease in interest expense, net for the three months ended September 30, 2015 as compared to the prior year period is primarily due to a decrease in interest on our interest rate swaps. In July 2015, one of our interest rate swaps matured and certain deferred losses that were being reclassified from accumulated other comprehensive loss into interest expense became fully amortized. For the three and nine months ended September 30, 2015, interest expense on our interest rate swaps was $1.1 million and $7.2 million, respectively, as compared to $3.2 million and $9.7 million for the prior year periods. In addition, interest expense on our term loan decreased by approximately $0.8 million for the three months ended September 30, 2015 as compared to the prior year period as a result of principal reductions. The decrease in interest expense, net for the nine months ended September 30, 2015 as compared to the prior year period is due to principal reductions on our term loan, the term loan repricing, and the decrease in swap interest described above.

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

Discontinued Operations. Discontinued operations represents the operating results of Fertitta Interactive, which ceased operations in November 2014. The net loss from discontinued operations for the three and nine months ended September 30, 2015 was $6,000 and $171,000, respectively, as compared to $26.5 million and $43.0 million, respectively, for the comparable prior year periods. See Note 2 — Fertitta Interactive, in the Condensed Consolidated Financial Statements for additional information.

Net Income (Loss) Attributable to Noncontrolling Interests. Net income (loss) attributable to noncontrolling interests represents the portion of net income (loss) of MPM and Fertitta Interactive that is not attributable to the Company. The change in net income (loss) attributable to noncontrolling interests for the three and nine months ended September 30, 2015 as compared to the prior year periods was primarily due to the discontinuation of operations of Fertitta Interactive.

Adjusted EBITDAM

Adjusted EBITDAM for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Adjusted EBITDAM	$102,089	$89,569	$342,286	$304,770

The increase in Adjusted EBITDAM for the three and nine months ended September 30, 2015 as compared to the prior year periods is due to the factors described above.

Adjusted EBITDAM is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDAM is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to operating income, Adjusted EBITDAM is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations excluding management fee expense, non-cash expenses, financing costs, and other non-operational or non-recurring items. Adjusted EBITDAM includes net income from continuing operations plus interest expense, net, depreciation and amortization, management fee expense, preopening expense, share-based compensation expense, a donation to UNLV, asset impairment, write-downs and other charges, net, loss on extinguishment of debt, and change in fair value of derivative instruments, and excludes gain on Native American development and Adjusted EBITDAM attributable to the noncontrolling interests of MPM. To evaluate Adjusted EBITDAM and the trends it depicts, the components should be considered. Each of these components can significantly affect our results of operations and should be considered in evaluating our operating performance, and the impact of these components cannot be determined from Adjusted EBITDAM. Further, Adjusted EBITDAM does not represent net income or cash flows from operating, investing or financing activities as defined by GAAP and should not be considered as an alternative to net income as an indicator of our operating performance. Additionally, Adjusted EBITDAM does not consider capital expenditures and other investing activities and should not be considered as a measure of our liquidity. In addition, it should be noted that not all gaming companies that report EBITDAM or adjustments to this measure may calculate EBITDAM or such adjustments in the same manner as we do, and therefore, our measure of Adjusted EBITDAM may not be comparable to similarly titled measures used by other gaming companies.

Following is a reconciliation of net income (loss) from continuing operations to Adjusted EBITDAM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) from continuing operations	$19,207	$(3,799)	$90,792	$80,845
Interest expense, net	35,634	37,312	108,234	114,071
Depreciation and amortization	32,858	31,755	103,790	95,447
Management fee expense	12,093	11,179	38,671	35,852
Preopening expense	707	113	1,121	286
Joint venture preopening expense	—	409	—	409
Share-based compensation	650	738	2,038	2,268
Donation to UNLV	—	—	2,500	—
Asset impairment	100	11,739	2,101	11,739
Write-downs and other charges, net	5,047	4,565	5,594	20,587
Loss on extinguishment of debt	—	—	—	4,132
Gain on Native American development	—	—	—	(49,074)
Change in fair value of derivative instruments	—	(71)	4	2
Other	—	10	—	31
Adjusted EBITDAM attributable to MPM noncontrolling interests	(4,207)	(4,381)	(12,559)	(11,825)
Adjusted EBITDAM	$102,089	$89,569	$342,286	$304,770

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

At September 30, 2015, we had $96.9 million in cash and cash equivalents, which is primarily used for the day-to-day operations of our properties. At September 30, 2015, our borrowing availability under our Revolving Credit Facility, subject to continued compliance with the terms of our Credit Facility, was $271.8 million, which is net of outstanding letters of credit and similar obligations totaling $33.2 million. Subject to obtaining additional commitments under the Credit Facility, we have the ability to increase our borrowing capacity thereunder in an aggregate principal amount not to exceed the greater of (a) $350 million and (b) an unlimited amount, if certain conditions are met and pro forma first lien leverage is less than or equal to 4.5x. Our ability to incur additional debt pursuant to such increased borrowing capacity is subject to compliance with the covenants in the Credit Facility and the indenture governing our 7.50% Senior Notes due 2021 (the "7.50% Senior Notes"), including pro forma compliance with the financial covenants contained in the Credit Facility, and compliance with the covenants contained in the Credit Facility and the indenture limiting our ability to incur additional indebtedness.

Our anticipated uses of cash for the remainder of 2015 include (i) principal and interest payments on our indebtedness totaling approximately $50.1 million and $27.6 million, respectively, (ii) approximately $25 million to $30 million for capital expenditures, and (iii) distributions to our members and noncontrolling interests. See IPO and Purchase of Fertitta Entertainment below for information about the sources of liquidity we expect to use for our $460 million cash purchase of Fertitta Entertainment, which is expected to close concurrently with the IPO.

We believe that cash flows from operations, available borrowings under our credit agreement and existing cash balances will be adequate to satisfy our anticipated uses of capital for the next twelve months (other than the purchase of Fertitta Entertainment described below). We regularly assess our projected capital requirements for capital expenditures, repayment of debt obligations, and payment of other general corporate and operational needs. In the long term, we expect that we will fund our capital requirements with a combination of cash generated from operations, borrowings under our Revolving Credit Facility and the issuance of new debt or equity as market conditions may permit. However, our cash flow and ability to obtain debt or equity financing on terms that are satisfactory to us, or at all, may be affected by a variety of factors, many of which are outside of our control, including competition, general economic and business conditions and financial markets. As a result, we cannot provide any assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.

Following is a summary of our cash flow information (amounts in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash flows provided by (used in):
Operating activities	$225,937	$170,111
Investing activities	(51,867)	(9,931)
Financing activities	(199,632)	(192,701)

Cash Flows from Operations

Our operating cash flows primarily consist of operating income generated by our properties (excluding depreciation and other non-cash charges), interest paid and changes in working capital accounts such as inventories, prepaid expenses, receivables and payables. The majority of our revenue is generated from our slot machine and table game play, which is conducted mainly on a cash basis. Our food and beverage, room and other revenues are also primarily cash-based. As a result, fluctuations in our revenues have a direct impact on our cash flow from operations. For the nine months ended September 30, 2015, cash provided by operating activities increased to $225.9 million as compared to $170.1 million for the prior year period, primarily due to the improved operating results at our properties. Cash paid for interest decreased to $100.6 million for the nine months ended September 30, 2015 as compared to $103.5 million for the prior year period as a result of the March 2014 repricing of our Term Loan Facility and a decrease in the principal amount outstanding on our debt. Cash flows from operating activities also reflect normal fluctuations in our working capital accounts. Operating cash flows for the nine months ended September 30, 2014 included $19.4 million of cash used for discontinued operations. For the nine months ended September 30, 2015, operating cash flows for discontinued operations were nominal.

Cash Flows from Investing Activities

During the nine months ended September 30, 2015, we paid $74.4 million for capital expenditures, consisting primarily of various renovation projects at our properties, and we paid $1.6 million in reimbursable advances for the North Fork project. In addition, during the nine months ended September 30, 2015 we received $25.2 million in proceeds from asset sales, primarily from the sale of land that was previously held for development.

During the nine months ended September 30, 2014, we paid $71.5 million for capital expenditures and $2.1 million for reimbursable advances for the North Fork project. In addition, during the nine months ended September 30, 2014, we received $66.0 million in repayments on our advances for Graton Resort.

Cash Flows from Financing Activities

During the nine months ended September 30, 2015, we reduced our outstanding indebtedness by $29.8 million and we paid $145.7 million in distributions to our members. During the same period, MPM and Fertitta Interactive paid $9.2 million and $0.2 million, respectively, in distributions to noncontrolling interest holders.

During the nine months ended September 30, 2014, we paid $65.4 million in principal payments on our indebtedness and $117.7 million in distributions to our members. During the same period, MPM paid $8.1 million in distributions to noncontrolling interest holders, and Fertitta Interactive received capital contributions totaling $9.8 million from noncontrolling interest holders to fund its operations. In addition, we paid $2.5 million in fees and costs related to our March 2014 debt repricing.

Restrictive Covenants

During the nine months ended September 30, 2015, there were no changes in the covenants included in the credit agreement governing our Credit Facility or the indenture governing our 7.50% Senior Notes. A description of these covenants is included in Liquidity and Capital Resources in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. We believe that as of September 30, 2015, we were in compliance with the covenants contained in the Credit Facility and the indenture governing our 7.50% Senior Notes. See Note 4 to the condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q (the "Condensed Consolidated Financial Statements") for information about the financial ratio covenants in the credit agreement governing our Credit Facility.

IPO and Purchase of Fertitta Entertainment
On October 13, 2015, Station Casinos Corp., a Delaware corporation and our newly formed affiliate ("Station Corp."), filed a registration statement on Form S-1 to register shares of common stock to be offered in an initial public offering (the "IPO"). Upon closing of the IPO and the associated reorganization transactions (the "Transactions"), Station Corp. will become the sole managing member of Station Holdco LLC ("Station Holdco") and will hold a portion of the outstanding LLC units of Station Holdco. Station Holdco currently owns our non-voting interests that represent all of our economic interests.
Also on October 13, 2015, we entered into a membership interest purchase agreement (the “Purchase Agreement”) with respect to the acquisition of all of the outstanding membership interests of Fertitta Entertainment LLC, a Delaware limited liability company which is controlled by affiliates of Frank J. Fertitta III, our Chief Executive Officer and a member of our Board of Managers, and Lorenzo J. Fertitta, a member of our Board of Managers (“Fertitta Entertainment”) (the “Fertitta Entertainment Acquisition”). All of our gaming and non-gaming facilities in the Las Vegas regional market are currently managed by subsidiaries of Fertitta Entertainment pursuant to management agreements entered into on June 17, 2011 (the “FE Management Agreements”).
The purchase price of the Fertitta Entertainment Acquisition is $460 million in cash, less amounts paid by us in satisfaction of indebtedness of Fertitta Entertainment on the closing date, and subject to reduction based on the amount, if any, of Fertitta Entertainment’s liabilities assumed by us. The terms of the Fertitta Entertainment Acquisition were negotiated on our behalf and approved by a special committee of our Board of Managers with the assistance and counsel of independent legal and financial advisors retained by such special committee.
The purchase price for the Fertitta Entertainment Acquisition is expected to be funded by a portion of the proceeds from the IPO and we expect to fund the balance of the purchase price by incurring additional debt. Both we and the sellers have agreed, following the closing, to indemnify each other for losses arising from certain breaches of the representations, warranties and covenants contained in the Purchase Agreement and for certain other liabilities, subject to certain limitations.
The consummation of the Fertitta Entertainment Acquisition, which has been unanimously approved by our Board of Managers, is subject to certain closing conditions, including, among other things, (i) the expiration or termination of the waiting period (and any extensions thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (ii) the approval of various gaming authorities, and (iii) the closing of the IPO.
The Fertitta Entertainment Acquisition is expected to be consummated concurrently with the closing of the IPO, but there can be no assurance that the IPO or the Fertitta Entertainment Acquisition will be consummated or as to the date by which the IPO or the Fertitta Entertainment Acquisition will be consummated. Following the consummation of the Fertitta Entertainment Acquisition, Fertitta Entertainment and its subsidiaries will be our wholly-owned subsidiaries. We expect to enter into employment agreements with our executive officers and other individuals who were employed by Fertitta Entertainment, with such agreements becoming effective upon the consummation of the Fertitta Entertainment Acquisition.
We and Fertitta Entertainment are controlled by brothers Frank J. Fertitta III and Lorenzo J. Fertitta, who collectively hold more than 50% of the voting and economic interests of both entities. The Fertitta Entertainment Acquisition constitutes an acquisition of an entity under common control which will be accounted for at historical cost in a manner similar to a pooling of interests. The excess of the purchase price over the historical cost of the net assets acquired will be treated as a deemed distribution for accounting purposes.
A registration statement on Form S-1 relating to the sale of common stock of Station Corp. has been filed with the Securities and Exchange Commission but has not yet become effective. Such securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state or jurisdiction in which such offer, solicita tion or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.
Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we have any derivative arrangements other than the interest rate swaps described in Note 5 to the Condensed Consolidated Financial Statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At September 30, 2015, we had outstanding letters of credit and similar obligations totaling $33.2 million.

Contractual Obligations

Other than the membership interest purchase agreement for the acquisition of Fertitta Entertainment described in IPO and Purchase of Fertitta Entertainment above, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Native American Development

We have development and management agreements with the North Fork Rancheria of Mono Indians, a federally recognized Native American tribe located near Fresno, California, pursuant to which we will assist the tribe in developing and operating a gaming and entertainment facility to be located on Highway 99 north of the city of Madera, California. See Note 3 to the Condensed Consolidated Financial Statements and Note 8 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014 for information about this project.

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

Description of Certain Indebtedness

A description of our indebtedness is included in Note 11 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to the terms of our indebtedness during the nine months ended September 30, 2015.

Derivative Instruments

A description of our derivative instruments is included in Note 5 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2015.

Forward-looking Statements

When used in this report and elsewhere by management from time to time, the words "may", "might", "could", "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, our ability to consummate the IPO, the impact of our substantial indebtedness; the effects of local and national economic, credit and capital market conditions on consumer spending and the economy in general, and on the gaming and hotel industries in particular; the effects of competition, including locations of competitors and operating and market competition; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; risks associated with construction projects, including shortages of materials or labor, unexpected costs, unforeseen permitting or regulatory issues and weather; litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation; acts of war or terrorist incidents or natural disasters; risks associated with the collection and retention of data about our customers, employees, suppliers and business partners; and other risks described in our filings with the Securities and Exchange Commission. All forward-looking statements are based on our current expectations and projections about future events. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

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

No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 101—The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets at September 30, 2015 (unaudited) and December 31, 2014, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATION CASINOS LLC, Registrant

Date:	November 9, 2015	/s/ MARC J. FALCONE
Marc J. Falcone Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)