Form 10-K
period 2015-12-31
Station Casinos LLC
filed 2016-02-29
CIK 1503579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2015
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
Registrant’s telephone number, including area code: (702) 495-3000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Voting Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
The aggregate market value of the voting units held by non-affiliates (all other persons other than executive officers or directors) of the registrant as of June 30, 2015 was $0.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No ☐
As of January 31, 2016, 100 shares of the registrant’s voting units were outstanding and 100 shares of the registrant’s non-voting units were outstanding.
Documents Incorporated by Reference
None.

PART I

ITEM 1.	BUSINESS
Introduction
Station Casinos LLC (the “Company,” “we,” “us” or “our”) is a leading gaming, development and management company established in 1976 that develops and operates strategically-located casino and entertainment properties. Our Las Vegas portfolio includes nine major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned), offering approximately 19,500 slot machines, 300 table games and 4,000 hotel rooms. We also manage Graton Resort & Casino in Sonoma County, California, which opened in November 2013, and Gun Lake Casino in Allegan County, Michigan.
We offer convenience and a wide variety of gaming and non-gaming entertainment options to attract guests to our properties. We also provide friendly service and exceptional value in a comfortable environment. Each of our properties caters primarily to Las Vegas area residents. We believe that our patrons are discerning customers who enjoy a high-quality, value oriented experience. We believe that our patrons view our hotel and casino product as a preferable alternative to attractions located on the Las Vegas Strip and/or in downtown Las Vegas.
Our principal source of revenue and operating income is gaming, primarily slot revenue, and our non-gaming offerings include restaurants, hotels and other entertainment amenities. The majority of our revenue is cash-based and as a result, fluctuations in our revenues have a direct impact on our cash flows from operations. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing and fund capital expenditures at our properties.
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
We have two reportable segments: Las Vegas operations and Native American management. For more information on our segments, see Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K (the “Consolidated Financial Statements”).
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

Provide a high quality, value-oriented gaming and entertainment experience. We are committed to providing a high-value entertainment experience for our guests, as our significant level of repeat visitors demand exceptional service, variety and quality in their overall experience. We offer a broad array of gaming options, including the most popular slot and video poker products, and the latest technological innovations in slots, table games and sports wagering. We believe that providing a wide variety of entertainment options is also a significant factor in attracting guests. In particular, we feature multiple dining options at all of our major properties, which is a primary motivation for casino visits. We are dedicated to ensuring a high level of guest satisfaction and loyalty by providing attentive guest service in a convenient, friendly and casual atmosphere. As part of our commitment to providing a high value entertainment experience and to stimulate visitation, we regularly refresh and enhance our gaming and non-gaming amenities.
Generate revenue growth through targeted marketing and promotional programs. Our significant advertising programs generate consistent brand awareness and promotional visibility. Our ability to advertise under a single brand across our portfolio also allows us to achieve material economies of scale. While we primarily advertise through traditional media such as television, radio and newspaper, we continue to increase our focus on reaching and engaging guests through social, digital and mobile solutions.
We employ an innovative marketing strategy that utilizes our frequent high-profile promotional programs to attract and retain guests, while also establishing and maintaining a high level of brand recognition. Our proprietary customer relationship management systems are highly attuned to how guests interact with our properties and products. This information allows us to focus on targeting guests based on their preferences. Our Boarding Pass rewards program encourages guest loyalty across our large and established guest database with tailored promotions, messaging and guest experience. We continually refine our database marketing programs to drive visitation and increase profitability, and our Boarding Pass loyalty rewards program has achieved high levels of guest use, with a significant majority of our gaming revenue being generated by Boarding Pass members. We recently introduced custom kiosk games to enhance the promotional engagement and experience of our Boarding Pass members. We plan to continue developing these custom interactive games to retain and build our guest database. We have also developed progressive mobile solutions to engage our current guests and attract new guests.
Maximize business profitability. During our nearly 40-year history, we have developed a culture that focuses on operational excellence and cost management. Our internally developed proprietary systems and analytical tools provide us with the ability to closely monitor revenues and operational expenses and provide real-time information for management solutions. Detailed benchmarking across our 21 properties also allows us to create and take advantage of best practices in all functional areas of our business.
Utilize strong capital structure to drive growth and equityholder returns. We maintain a flexible, low-leverage capital structure relative to our public peers that we believe will allow us to pursue a balance of new growth opportunities and a disciplined return of capital to our equityholders. We believe our scalable platform and extensive development and management expertise provide us the ability to build master-planned expansions, pursue acquisitions and/or seek new development opportunities in an effort to maximize equityholder returns.
Employee Relations. Station began as a family-run business in 1976 and has maintained close-knit relationships among our management, and we endeavor to instill this same sense of loyalty among our employees. Toward this end, we take a hands-on approach through active and direct involvement with employees at all levels. We believe we have very good employee relations. See “Risk Factors—Risks Related to our Business—Union organization activities could disrupt our business by discouraging patrons from visiting our properties, causing labor disputes or work stoppages, and, if successful, could significantly increase our labor costs.”
Native American Projects. Because of our expertise in developing and operating regional entertainment destinations, we also provide management and development services to three Native American tribes.

Properties
Set forth below is certain information at December 31, 2015 concerning our properties.

	Hotel Rooms	Slots (1)	Gaming Tables (2)	Acreage
Las Vegas Properties
Red Rock	796	2,850	63	64
Green Valley Ranch	495	2,310	43	40
Palace Station	1,011	1,618	40	30
Boulder Station	299	2,584	33	54
Texas Station	199	1,702	18	47
Sunset Station	457	2,118	33	80
Santa Fe Station	200	2,381	39	39
Fiesta Rancho	100	1,146	13	25
Fiesta Henderson	224	1,446	16	46
Wild Wild West	260	165	4	20
Wildfire Rancho	—	158	—	5
Wildfire Boulder	—	167	—	2
Wildfire Sunset	—	130	—	1
Wildfire Lake Mead	—	57	—	3
Wildfire Valley View	—	35	—	—
Wildfire Anthem	—	15	—	—
50% Owned Properties
Barley’s	—	198	—	—
The Greens	—	38	—	—
Wildfire Lanes	—	191	—	—
	4,041	19,309	302	456
Managed Properties
Gun Lake Casino	—	1,643	33	147
Graton Resort & Casino	—	2,936	131	254
	4,041	23,888	466	857
_______________________________________________________________________________

(1)	Includes slot and video poker machines.

(2)	Generally includes blackjack (“21”), craps, roulette, pai gow, baccarat, let it ride and three-card poker.
Red Rock
Red Rock opened in 2006 and is strategically located at the intersection of Interstate 215 and Charleston Boulevard in the Summerlin master-planned community in Las Vegas, Nevada. The AAA Four Diamond resort features an elegant desert oasis theme with a contemporary design featuring luxury amenities. In addition to its standard guest rooms, the hotel offers six styles of suites, including one-of-a-kind custom villas and penthouse suites. Additional non-gaming amenities include ten full-service restaurants, a 16-screen movie theater complex, approximately 94,000 square feet of meeting and convention space, a full-service spa, a 72-lane bowling center, a Kid’s Quest child care facility and a gift shop. In 2014, we completed several major capital projects at Red Rock, including the mall connector and Restaurant Row. The mall connector is a parking area and walkway which offers our guests convenient parking and access to and from Downtown Summerlin, a 1.6 million square foot outdoor shopping, dining and entertainment center located adjacent to Red Rock. Restaurant Row links, via a pedestrian walkway, five of our premier restaurants including Hearthstone Kitchen & Cellar, Libre Mexican Restaurant, which opened in February 2016, Yard House, Lucille’s Smokehouse Bar-B-Que and Salute, an Italian restaurant that opened in 2015. Other full-service restaurants at Red Rock include T-bones Chophouse, 8 Noodle Bar, Grand Café, Feast Buffet (which features live-action themed buffets offering options that include Mexican, Italian, barbecue, American and Chinese cuisines) and the Sandbar pool café. Red Rock also features numerous bars and lounges including Rocks Lounge, Onyx Bar, Sandbar and Lucky Bar. Red Rock also offers a variety of quick-serve restaurants.
Green Valley Ranch
Green Valley Ranch opened in 2001 and is strategically located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada. Green Valley Ranch is approximately five minutes from McCarran International Airport and seven minutes from the Las Vegas Strip. Green Valley Ranch was designed to complement the Green Valley master-planned community. The AAA Four Diamond resort features a Mediterranean style villa theme with non-gaming amenities including six full-service restaurants, a 4,200-square-foot non-gaming arcade, a state-of-the-art European Spa with outdoor pools, a 10-screen movie theater complex, a Kid’s Quest child care facility, two gift shops, approximately 65,000 square feet of meeting and convention space which includes the Grand Events Center. Green Valley Ranch also offers an 8-acre outdoor complex featuring private poolside cabanas and a contemporary poolside bar and grill. Green Valley Ranch’s full-service restaurants include Hank’s Fine Steaks & Martini’s, Tides Seafood & Sushi Bar, Pizza Rock by Tony Gemignani, Grand Café, Feast Buffet and the Turf Grill. Green Valley Ranch also offers a variety of quick-serve restaurants. Guests can also enjoy the Drop Bar, a centerpiece of the casino, the Lobby Bar, which is open to the lobby entrance and overlooks the pool area, and the Sip Bar.
Palace Station
Palace Station opened in 1976 and is strategically located at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas’ most heavily traveled areas. Palace Station is a short distance from McCarran International Airport and from major attractions on the Las Vegas Strip and in downtown Las Vegas. Palace Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including seven full-service restaurants, three additional bars, two swimming pools, an approximately 20,000-square-foot banquet and convention center and a gift shop. Palace Station’s full-service restaurants offer a variety of enjoyable meals at reasonable prices and include the Charcoal Room Steakhouse, Cabo Cantina, Grand Café, Feast Buffet, The Oyster Bar, Food Express Chinese Restaurant and Little Tony’s Italian Trattoria, which opened in 2015. Palace Station also offers a variety of quick-serve restaurants.
Boulder Station
Boulder Station opened in 1994 and is strategically located at the intersection of Boulder Highway and Interstate 515. Boulder Station is located approximately four miles east of the Las Vegas Strip and approximately four miles southeast of downtown Las Vegas. Boulder Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including five full-service restaurants, a 750-seat entertainment lounge, four additional bars, an 11-screen movie theater complex, a Kid’s Quest child care facility, a swimming pool, a non-gaming video arcade and a gift shop. Boulder Station’s restaurants, which offer a variety of enjoyable meals at reasonable prices, include Grand Café, Feast Buffet, The Broiler Steakhouse, Pasta Cucina and Cabo Mexican Restaurant. Boulder Station also offers a variety of quick-serve restaurants.
Texas Station
Texas Station opened in 1995 and is strategically located at the intersection of Lake Mead Boulevard and Rancho Drive in North Las Vegas. Texas Station features a friendly Texas atmosphere, highlighted by distinctive early Texas architecture with non-gaming amenities including four full-service restaurants, a Kid’s Quest child care facility, a 300-seat entertainment lounge, a 2,000-seat event center, seven additional bars, an 18-screen movie theater complex, a swimming pool, a non-gaming video arcade, a gift shop, a 60-lane bowling center and approximately 40,000 square feet of meeting and banquet space. Texas Station’s full-service restaurants offer a variety of enjoyable meals at reasonable prices, and include Grand Café, Austins Steakhouse, Feast Buffet and Texas Star Oyster Bar. In addition, guests also enjoy the unique features of several bars and lounges including the Sports Bar, Martini Ranch, Whiskey Bar, Garage Bar, A-Bar, Splitz Bar and South Padre Lounge. Texas Station also offers a variety of quick-serve restaurants.
Sunset Station
Sunset Station opened in 1997 and is strategically located at the intersection of Interstate 515 and Sunset Road. Situated in a highly concentrated commercial corridor along Interstate 515, Sunset Station has prominent visibility from the freeway and the Sunset commercial corridor. Sunset Station is located approximately 4.5 miles east of McCarran International Airport and approximately 5.5 miles southeast of Boulder Station. Sunset Station features a Spanish/Mediterranean style theme with non-gaming amenities including six full-service restaurants, approximately 13,000 square feet of meeting space, a 500-seat entertainment lounge, a 5,000-seat outdoor amphitheater, six additional bars, a gift shop, a non-gaming video arcade, a 13-screen movie theater complex, a 72-lane bowling center, a Kid’s Quest child care facility and a swimming pool. Sunset Station’s full-service restaurants, which include Grand Café, Sonoma Cellar Steakhouse, Pasta Cucina, Cabo Mexican

Restaurant, Feast Buffet and the Oyster Bar, offer a variety of enjoyable meals at reasonable prices. Guests also enjoy the Gaudi Bar, a centerpiece of the casino featuring over 8,000 square feet of stained glass. Sunset Station also offers a variety of quick-serve restaurants.
Santa Fe Station
We purchased Santa Fe Station in 2000 and subsequently refurbished and expanded the facility. Santa Fe Station is strategically located at the intersection of Highway 95 and Rancho Drive, approximately five miles northwest of Texas Station. Santa Fe Station features non-gaming amenities including five full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 500-seat entertainment lounge, four additional bars, a 60-lane bowling center, a 16-screen movie theater complex, a Kid’s Quest child care facility and over 14,000 square feet of meeting and banquet facilities. Santa Fe Station’s full-service restaurants include The Charcoal Room, Cabo Mexican Restaurant, Grand Café, Feast Buffet and the Oyster Bar. Guests also enjoy Revolver Saloon and Dance Hall and 4949 Lounge, a centerpiece of the casino. Santa Fe Station also offers a variety of quick-serve restaurants.
Fiesta Rancho
We purchased Fiesta Rancho in 2001. Fiesta Rancho is strategically located at the intersection of Lake Mead Boulevard and Rancho Drive in North Las Vegas across from Texas Station. Fiesta Rancho features a Southwestern theme with non-gaming amenities including three full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 700-seat entertainment lounge, a regulation-size ice skating rink and four additional bars, including Blue Agave and Venom Bar. Fiesta Rancho’s full-service restaurants include Garduno’s Mexican Restaurant, the Festival Buffet and Denny’s. Fiesta Rancho also offers a variety of quick-serve restaurants.
Fiesta Henderson
We purchased Fiesta Henderson in 2001 and subsequently refurbished and expanded the facility. Fiesta Henderson is strategically located at the intersection of Interstate 215 and Interstate 515 in Henderson, Nevada, approximately three miles southeast of Sunset Station. Fiesta Henderson features four full-service restaurants, a 12-screen movie theater complex, a gift shop, a swimming pool, three bars and lounges and meeting space. Fiesta Henderson’s full-service restaurants include Fuego Steakhouse, Amigo’s Mexican Cantina, Café Fiesta and the Festival Buffet. Fiesta Henderson also offers a variety of quick-serve restaurants.
Wild Wild West
We entered into a long-term lease of the Wild Wild West in 1998. Wild Wild West is strategically located on Tropicana Avenue immediately adjacent to Interstate 15. Wild Wild West’s non-gaming amenities include a full-service restaurant, a bar, a gift shop and a truck plaza. In 2009, the Wild Wild West hotel was rebranded as Days Inn-Las Vegas under a franchise agreement with Days Inn Worldwide.
Wildfire Rancho
We purchased Wildfire Rancho in 2003. Wildfire Rancho is located on Rancho Drive across from Texas Station. Wildfire Rancho’s non-gaming amenities include a lounge, outdoor patio and a full-service restaurant.
Wildfire Boulder and Wildfire Sunset
We purchased Wildfire Boulder and Wildfire Sunset in 2004. Both properties are located in Henderson, Nevada, and offer non-gaming amenities which include a full-service restaurant and a bar. Wildfire Boulder is located approximately seven miles southeast of Fiesta Henderson. Wildfire Sunset is located next to Sunset Station.
Wildfire Lake Mead
We purchased Wildfire Lake Mead, located in Henderson, Nevada, in 2006. The property was completely renovated in 2014. Wildfire Lake Mead features a sports lounge, a bar and quick-serve food offerings.
Wildfire Valley View and Wildfire Anthem
We purchased Wildfire Valley View, located in Las Vegas, Nevada, in August 2013 and Wildfire Anthem, a tavern located in Henderson, Nevada, in July 2013. Non-gaming amenities offered by Wildfire Valley View and Wildfire Anthem include a bar and quick-serve food offerings.

Barley’s, The Greens and Wildfire Lanes
We own a 50% interest in three smaller properties in Henderson, Nevada including Barley’s, a casino and brew pub, The Greens, a restaurant and lounge, and Wildfire Lanes, which features a full-service restaurant, a bar and an 18-lane bowling center.
Managed Properties
Gun Lake Casino
We manage Gun Lake Casino (“Gun Lake”) in Allegan County, Michigan, which opened in February 2011, on behalf of the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe. Gun Lake is located on U.S. Highway 131 between Grand Rapids, Michigan and Kalamazoo, Michigan. Gun Lake recently announced plans to expand its gaming, entertainment and dining offerings which are expected to open in the summer of 2017. We have a 50% ownership interest in the manager of Gun Lake, MPM Enterprises, LLC (“MPM”), which receives a management fee of approximately 30% of the net income of Gun Lake under a seven year management contract that commenced in February 2011. Under the terms of the MPM operating agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees earned, and 93% of any management fees in excess of $48 million, each calculated on an annual basis.
Graton Resort & Casino
We manage Graton Resort & Casino (“Graton Resort”) in Sonoma County, California, which opened in November 2013, on behalf of the Federated Indians of Graton Rancheria (the “Graton Tribe”), a federally recognized Native American tribe. Graton Resort is located just west of U.S. Highway 101 near Rohnert Park, California, approximately 43 miles north of San Francisco. It is the largest gaming and entertainment facility in the Bay Area. Graton Resort offers various dining options including four full-service restaurants and eight fast-casual restaurants. In September 2015, the Graton Tribe broke ground on a $175 million expansion of the Graton Resort that will include 200 hotel rooms, meeting and convention space, a spa, a resort-style pool, a lobby bar and additional casino space, which is expected to be completed in late 2016. The management agreement has a term of seven years from the opening date. For the first four years of the agreement, we will receive a management fee of 24% of Graton Resort’s net income (as defined in the management agreement) and for the fifth through seventh years, we will receive a management fee of 27% of Graton Resort’s net income.
Developable Land
We control approximately 398 acres of developable land comprised of seven strategically-located parcels in Las Vegas and Reno, Nevada, each of which is zoned for casino gaming and other commercial uses. The following is a description of such parcels:
Durango/Interstate 215
We own approximately 71 acres located at the intersection of Durango Road and Interstate 215 in the southwestern area of the Las Vegas valley. The site has excellent visibility and access from Interstate 215. As a result of gaming and land use restrictions, there are no other casino sites, other than those owned by the Company, within approximately five miles of this site.
Wild Wild West/Viva
We control approximately 96 acres of land located at the intersection of Tropicana Boulevard and Interstate 15, less than one-half mile from the Las Vegas strip. We lease and have an option to purchase the land under the Wild Wild West Gambling Hall & Hotel, which is approximately 20 acres, and own the remaining 76 acres that are adjacent to the leased portion of the parcel. This parcel has excellent visibility and access from Interstate 15, on which approximately 225,000 cars per day pass by the site.
Flamingo/Interstate 215
We own approximately 58 acres located at the intersection of Flamingo Road and Interstate 215 in the master-planned community of Summerlin. The site has excellent visibility and access from Interstate 215.

Via Inspirada/Bicentennial Parkway
We own approximately 45 acres located on Via Inspirada near Bicentennial Parkway, approximately six miles southwest of Green Valley Ranch. This property is the only casino gaming entitled property in the master-planned community of Inspirada.
Boulder Highway
We own approximately 30 acres at the intersection of Boulder Highway and Oakey Boulevard approximately 1.5 miles southeast of downtown Las Vegas. This property has grandfathered gaming entitlements that predate room and other amenity requirements which creates greater flexibility in the development of a project on this site.
Mt. Rose Property (Reno)
We own approximately 88 acres at the intersection of Mt. Rose Highway and South Virginia Street in Reno, Nevada, which is zoned for casino gaming and other uses.
South Virginia Street/Interstate 580 (Reno)
We own approximately eight acres on South Virginia Street near Interstate 580, directly across from the Reno-Sparks Convention Center. The Reno-Sparks and Washoe County area attracted over 4.7 million visitors in 2015, according to the Reno-Sparks Convention and Visitors Authority.
In addition, we own one additional development site in Las Vegas that is zoned for casino gaming and other commercial uses and which is currently for sale. From time to time we may acquire additional parcels or sell portions of our existing sites that are not necessary to the development of additional gaming facilities.
Native American Development
We have entered into development and management agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California, under which we will assist the Mono in developing and operating a gaming and entertainment facility (the “North Fork Project”) to be located on a 305-acre site (the “North Fork Site”) located on Highway 99 north of the city of Madera in Madera County, California. The North Fork Site was taken into trust for the benefit of the Mono by the United States Department of the Interior (“DOI”) in February 2013.
The management agreement has a term of seven years from the opening of the facility and provides for a management fee of 40% of the facility’s net income. As currently contemplated, the North Fork Project is expected to include approximately 2,000 slot machines, approximately 40 table games and several restaurants. Development of the North Fork Project is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the management agreement by the National Indian Gaming Commission (“NIGC”).
In 2010, the Bureau of Indian Affairs (“BIA”) published notice in the Federal Register that the environmental impact statement for the North Fork Project had been finalized. In 2011, the Assistant Secretary of the Interior for Indian Affairs issued his determination that gaming on the North Fork Site would be in the best interest of the Mono and would not be detrimental to the surrounding community. In August 2012, the Governor of California concurred with the Assistant Secretary’s determination that placing the North Fork Site in trust was in the best interest of the Mono and was not detrimental to the surrounding community. Concurrently, the Governor signed a tribal-state Class III gaming compact (the “2012 Compact”) between the State and the Mono. The California Assembly and Senate passed Assembly Bill 277 (“AB 277”) ratifying the 2012 Compact in May 2013 and June 2013, respectively. The 2012 Compact was to regulate gaming at the North Fork Project, and provided for the Mono to operate up to 2,000 slot machines in return for sharing up to 15% of the net revenues from Class III gaming devices with the State of California, Madera County, the City of Madera, and other Native American tribes, which includes payments due to local entities under any memorandum of understanding.
In July 2013, opponents of the North Fork Project filed a referendum challenging AB 277. In October 2013, the BIA published notice in the Federal Register that the 2012 Compact was deemed effective. In November 2013, the referendum challenging AB 277 was qualified for the November 2014 state-wide ballot as “Proposition 48.” The opponents contend that the qualification of the referendum suspended AB 277 and that the compact was void unless Proposition 48 was approved by a majority of voters in the November 2014 general election. In November 2014, Proposition 48 failed. In March 2015, the Mono filed suit against the State of California to obtain a compact with the State or procedures from the Assistant Secretary of the Interior for Indian Affairs under which Class III gaming may be conducted on the North Fork Site. The State filed its answer to the Mono’s complaint in May 2015. In August 2015, the Mono filed a motion for judgment on the pleadings and the State filed its opposition and cross motion for judgment on the pleadings in September 2015. The Mono’s reply brief was filed in October 2015 followed by the State’s reply brief in October 29, 2015. In November 2015, the district court issued its order granting judgment in favor of the Mono and ordering the parties to conclude a compact within 60 days. The parties were unable to conclude a compact within such period and on January 13, 2016 the district court filed its Order to Show Cause as to why the court should not order the parties to submit to mediation. On January 26, 2016, the court filed its order confirming the selection of a mediator and requiring the parties to submit their last, best offers for a compact to the mediator within ten days. On February 8, 2016, the mediation was conducted and on February 11, 2016, the mediator issued her decision selecting the Mono’s compact as the compact that best comports with the law and the orders from the district court. The State has 60 days in which to consent to the selected compact or it will be submitted to the Secretary of the Interior for the adoption of procedures to allow the Mono to conduct Class III gaming at the North Fork Site.
No assurances can be provided as to whether the Mono will be successful in obtaining an effective tribal-state gaming compact. In addition, the development of the North Fork Project is subject to numerous ongoing legal challenges and receipt of required regulatory approvals and financing. There can be no assurance that the North Fork Project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. There can be no assurance that we will recover all of our investment in the North Fork Project even if it is successfully completed and opened for business. See Note 7 to the Consolidated Financial Statements for additional information about the North Fork Project.
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
Currently, there are approximately 40 major gaming properties located on or near the Las Vegas Strip, 17 located in the downtown area and several located in other areas of Las Vegas. We also face competition from 146 nonrestricted gaming locations in the Clark County area primarily targeted to the local and repeat visitor markets. In addition, our casino properties face competition from restricted gaming locations (sites with 15 or fewer slot machines) in the greater Las Vegas area. At December 31, 2015, there were approximately 1,400 restricted gaming locations in Clark County with approximately 13,800 slot machines. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors could have a material adverse effect on our business.
The Nevada legislature enacted SB 208 in 1997. This legislation identified certain gaming enterprise districts wherein casino gaming development would be permitted throughout the Las Vegas valley and established more restrictive criteria for the establishment of new gaming enterprise districts. We believe the growth in gaming supply in the Las Vegas locals market has been, and will continue to be, limited by the provisions of SB 208.
To a lesser extent, we compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, and other gaming markets throughout the United States and in other parts of the world, and with state sponsored lotteries, on- and off-track wagering on horse and other races, card rooms, online gaming and other forms of legalized gambling. The gaming industry also includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Several states are currently considering legalizing casino gaming in designated areas. Legalized casino gaming in such states and on Native American land could result in additional competition and could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations. We also face competition from internet poker operators in Nevada. In addition, legislation approving internet gaming has been proposed by the federal government and other states. Expansion of internet gaming and legalized casino gaming in new or existing jurisdictions and on Native American land could result in additional competition for our Nevada operations and for the gaming facilities that we manage for Native American tribes.
Native American gaming in California, as it currently exists, has had little, if any, impact on our Nevada operations to date, although there are no assurances as to the future impact it may have. In total, the State of California has signed and ratified Tribal-State Compacts with 72 Native American tribes. Currently there are 60 Native American gaming facilities in operation in the State of California. These Native American tribes are allowed to operate slot machines, lottery games, and banked and percentage games (including “21”) on Native American lands. A banked game is one in which players compete against the licensed gaming establishment rather than against one another. A percentage game is one in which the house does not directly participate in the game, but collects a percentage of the amount of bets made, winnings collected, or the amount of money changing hands. It is not certain whether any expansion of Native American gaming in California will affect our Nevada operations given that visitors from California make up Nevada’s largest visitor market. Increased competition from Native American gaming in California may result in a decline in our revenues and may have a material adverse effect on our business.
Regulation and Licensing
In addition to gaming regulations, our business is subject to various federal, state and local laws and regulations of the United States and Nevada. These laws and regulations include, but are not limited to, restrictions concerning employment and immigration status, currency transactions, zoning and building codes, protection of human health and safety and the environment, marketing and advertising, privacy and telemarketing. Since we deal with significant amounts of cash in our operations we are subject to various reporting and anti-money laundering regulations. Any violations of anti-money laundering laws or any of the other laws or regulations to which we are subject could result in regulatory actions, fines, or other penalties. Any material changes, new laws or regulations or material differences in interpretations by courts or governmental authorities or material regulatory actions, fines, penalties or other actions could adversely affect our business and operating results.
Nevada Gaming Regulations
The ownership and operation of casino gaming facilities and the manufacture and distribution of gaming devices in Nevada are subject to the Nevada Gaming Control Act and the rules and regulations promulgated thereunder (collectively, the “Nevada Act”) and various local ordinances and regulations. Our gaming operations in Nevada are subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”), the Las Vegas City Council, the Clark County Liquor and Gaming Licensing Board (the “CCLGLB”), the North Las Vegas City Council, the Henderson City Council and certain other local regulatory agencies. The Nevada Commission, Nevada Board, Las Vegas City Council, CCLGLB, North Las Vegas City Council, Henderson City Council, and certain other local regulatory agencies are collectively referred to as the “Nevada Gaming Authorities.”
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
Our direct and indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. NP Red Rock LLC, NP Boulder LLC, NP Palace LLC, NP Sunset LLC, NP Tropicana LLC, NP Fiesta LLC, NP Gold Rush LLC, NP Lake Mead, LLC, NP Magic Star LLC, NP Rancho LLC, NP Santa Fe LLC, NP Texas LLC, Station GVR Acquisition, LLC, SC SP 2 LLC, NP LML LLC and NP River Central LLC hold licenses to conduct nonrestricted gaming operations. Our ownership in NP Tropicana LLC is held through NP Landco Holdco LLC, which has a registration as an intermediary company and a license as a member and manager of NP Tropicana LLC. Our ownership in SC SP 2 LLC is held through SC SP Holdco LLC which has a registration as an intermediary company and a license as a member and manager of SC SP 2 LLC. Town Center Amusements, Inc., a Limited Liability Company (“TCAI”) is licensed to conduct nonrestricted gaming operations at Barley’s. Greens Café, LLC (“GC”) is licensed to conduct nonrestricted gaming operations at The Greens, and Sunset GV, LLC (“SGV”) is licensed to conduct nonrestricted gaming operations at Wildfire Lanes. A license to conduct “nonrestricted” operations is a license to conduct an operation of (i) at least 16 slot machines, (ii) any number of slot machines together with any other game, gaming device, race book or sports pool at one establishment, (iii) a slot machine route, (iv) an inter-casino linked system, or (v) a mobile gaming system. SC SP 4 LLC holds a restricted gaming license. We are required to periodically submit detailed financial and operating reports to the Nevada Commission and provide any other information that the Nevada Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions by us and our licensed or registered subsidiaries must be reported to or approved by the Nevada Commission and/or the Nevada Board.
We have been found suitable to directly and indirectly own the equity interests in our licensed and registered subsidiaries (the “Gaming Subsidiaries”) and we are registered by the Nevada Commission as a publicly traded corporation for purposes of the Nevada Act (a “Registered Corporation”). As a Registered Corporation, we are required to periodically submit detailed financial and operating reports to the Nevada Board and provide any other information the Nevada Board may require. No person may become a more than 5% stockholder or holder of more than a 5% interest in, or receive any percentage of gaming revenue from the Gaming Subsidiaries without first obtaining licenses, approvals and/or applicable waivers from the Nevada Gaming Authorities.
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
If it were determined that the Nevada Act was violated by a licensed subsidiary, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, our licensed subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate our properties, and under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of the licensed subsidiaries or the appointment of a supervisor could (and revocation of any such gaming license would) have a material adverse effect on our gaming operations.
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
The Nevada Act provides that persons who acquire beneficial ownership of more than 5% of the voting or non-voting securities of a Registered Corporation must report the acquisition to the Nevada Commission. The Nevada Act also requires that beneficial owners of more than 10% of the voting securities of a Registered Corporation must apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. An “institutional investor,” as defined in the Nevada Commission’s regulations, which acquires beneficial ownership of more than 10%, but not more than 25%, of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, hold up to 29% of our voting securities and maintain its waiver for a limited period of time. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of managers (“Board of Managers”), any change in our corporate charter, bylaws, management policies or our operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in our management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.
Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission, or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any equity holder who is found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common equity of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be an equity holder or to have any other relationship with us or our licensed or registered subsidiaries, we (i) pay that person any dividend or interest upon our securities, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his securities including, if necessary, the immediate purchase of said securities (a) in the case of Station Holdco LLC (“Station Holdco”), a Delaware limited liability company, for the price specified by the relevant gaming authority or, if no such price is specified, the fair market value as determined by Station Holdco’s board of managers, or (b) in the case of Station Voteco LLC (“Station Voteco”), a Delaware limited liability company, for no consideration. In the case of Station Holdco, this price would be payable in cash or, at the election of Station Holdco’s board of managers, with a promissory note, maturing in not more than 10 years after delivery of the note and no earlier than 7 1/2 years from June 17, 2011, bearing interest at the applicable rate set forth by the Internal Revenue Service for obligations of at least nine years. Additionally, the CCLGLB has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.
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
We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On September 17, 2015, the Nevada Gaming Commission granted us prior approval, subject to certain conditions, to make public offerings of debt securities for a period of three years (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming

Authorities as to the accuracy or adequacy of any offering memorandum or the investment merits of the securities offered thereby. Any representation to the contrary is unlawful.
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
The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before a Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of re-capitalization proposed by the Registered Corporation’s board of directors or similar governing entity in response to a tender offer made directly to the Registered Corporation’s equity holders for the purpose of acquiring control of the Registered Corporation.
License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. Nevada licensees that hold a license as an operator of a slot route, or manufacturer’s or distributor’s license also pay certain fees and taxes to the State of Nevada.
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
Nevada Liquor Regulations
There are various local ordinances and regulations as well as state laws applicable to the sale of alcoholic beverages in Nevada. Palace Station, Wildfire Rancho, Wildfire Valley View and Santa Fe Station are subject to liquor licensing control and regulation by the Las Vegas City Council. Red Rock, Boulder Station and Wild Wild West are subject to liquor licensing control and regulation by the CCLGLB. Texas Station and Fiesta Rancho are subject to liquor licensing control and regulation by the North Las Vegas City Council. Sunset Station, Green Valley Ranch, Fiesta Henderson, Barley’s, Wildfire Sunset, Wildfire Boulder, The Greens, Wildfire Anthem, Wildfire Lanes and Wildfire Lake Mead are subject to liquor licensing control and regulation by the Henderson City Council. All liquor licenses are revocable and are, in some jurisdictions, not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of our licensed subsidiaries.

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
The IGRA requires NIGC approval of management contracts for Class II and Class III gaming, as well as the review of all agreements collateral to the management contracts. The NIGC will not approve a management contract if a director or a 10% shareholder of the management company: (i) is an elected member of the governing body of the Native American tribe which is the party to the management contract; (ii) has been or subsequently is convicted of a felony or gaming offense; (iii) has knowingly and willfully provided materially important false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe’s gaming ordinance or resolution, or a trustee, exercising the skill and due diligence that a trustee is commonly held to, would not approve the management contract. A management contract can be approved only after the NIGC determines that the contract provides for, among other things: (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs and (v) a contract term not exceeding five years and a management fee not exceeding 30% of net revenues (as determined by the NIGC); provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity require the larger fee and longer term. There is no periodic or ongoing review of approved contracts by the NIGC. The only post-approval action that could result in possible modification or cancellation of a contract would be as the result of an enforcement action taken by the NIGC based on a violation of the law or an issue affecting suitability.
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
Title 25, Section 81 of the United States Code states that “no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value in consideration of services for said Indians relative to their lands unless such contract or agreement be executed and approved” by the Secretary or his or her designee. An agreement or contract for services relative to Native American lands which fails to conform with the requirements of Section 81 is void and unenforceable. All money or other things of value paid to any person by any Native American or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. We intend to comply with Section 81 with respect to any other contract with an Indian tribe in the United States.
Native American tribes are sovereign nations with their own governmental systems, which have primary regulatory authority over gaming on land within the tribes’ jurisdiction. Therefore, persons engaged in gaming activities on tribal lands, including the Company, are subject to the provisions of tribal ordinances and regulations. Tribal gaming ordinances are subject to review by the NIGC under certain standards established by the IGRA. The NIGC may determine that some or all of the ordinances require amendment, and those additional requirements, including additional licensing requirements, may be imposed on us.

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
General Gaming Regulations in Other Jurisdictions
If we become involved in gaming operations in any other jurisdictions, such gaming operations will subject us and certain of our officers, managers, key employees, equity holders and other affiliates (“Regulated Persons”) to strict legal and regulatory requirements, including mandatory licensing and approval requirements, suitability requirements, and ongoing regulatory oversight with respect to such gaming operations. Such legal and regulatory requirements and oversight will be administered and exercised by the relevant regulatory agency or agencies in each jurisdiction (the “Regulatory Authorities”). We and the Regulated Persons will need to satisfy the licensing, approval and suitability requirements of each jurisdiction in which we seek to become involved in gaming operations. These requirements vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. In general, the procedures for gaming licensing, approvals and findings of suitability require the Company and each Regulated Person to submit detailed personal history information and financial information to demonstrate that the proposed gaming operation has adequate financial resources generated from suitable sources and adequate procedures to comply with the operating controls and requirements imposed by law and regulation in each jurisdiction, followed by a thorough investigation by such Regulatory Authorities. In general, the Company and each Regulated Person must pay the costs of such investigation. An application for any gaming license, approval or finding of suitability may be denied for any cause that the Regulatory Authorities deem reasonable. Once obtained, licenses and approvals may be subject to periodic renewal and generally are not transferable. The Regulatory Authorities may at any time revoke, suspend, condition, limit or restrict a license, approval or finding of suitability for any cause that they deem reasonable. Fines for violations may be levied against the holder of a license or approval and in certain jurisdictions, gaming operation revenues can be forfeited to the state under certain circumstances. There can be no assurance that we will obtain all of the necessary licenses, approvals and findings of suitability or that our officers, managers, key employees, other affiliates and certain other stockholders will satisfy the suitability requirements in one or more jurisdictions, or that such licenses, approvals and findings of suitability, if obtained, will not be revoked, limited, suspended or not renewed in the future. We may be required to submit detailed financial and operating reports to Regulatory Authorities.
Failure by us to obtain, or the loss or suspension of, any necessary licenses, approval or findings of suitability would prevent us from conducting gaming operations in such jurisdiction and possibly in other jurisdictions, which may have an adverse effect on our results of operations.
Anti-Money Laundering Laws
Our services are generally subject to federal anti-money laundering laws, including the Bank Secrecy Act, as amended by the USA PATRIOT Act, and similar state laws. On an ongoing basis, these laws require us, among other things, to: (i) report large cash transactions and suspicious activity; (ii) screen transactions against the U.S. government’s watch-lists, such as the watch-list maintained by the Office of Foreign Assets Control; (iii) prevent the processing of transactions to or from certain countries, individuals, nationals and entities; (iv) identify the dollar amounts loaded or transferred at any one time or over specified periods of time, which requires the aggregation of information over multiple transactions; (v) gather and, in certain circumstances, report customer information; (vi) comply with consumer disclosure requirements; and (vii) register or obtain licenses with state and federal agencies in the United States and seek registration of any retail distributors when necessary.
Anti-money laundering regulations are constantly evolving. We continuously monitor our compliance with anti-money laundering regulations and implement policies and procedures to make our business practices flexible, so we can comply with the most current legal requirements. We cannot predict how these future regulations might affect us. Complying with future regulation could be expensive or require us to change the way we operate our business.

Environmental Matters
Although we are currently involved in monitoring activities at a few of our sites due to historical or nearby operations, compliance with federal, state and local laws and regulations relating to the protection of the environment to date has not had a material effect upon our capital expenditures, earnings or competitive position and we do not anticipate any material adverse effects in the future based on the nature of our future operations.
Employees
At January 31, 2016, we had approximately 11,700 employees, including employees of our 50% owned properties, but excluding all managed properties that are owned by third party employers. None of our casino properties are currently subject to any collective bargaining agreement or similar arrangement with any union. However, union activists have actively sought to organize employees at certain of our properties in the past, and we believe that such efforts are ongoing at this time. In addition, one of our managed properties has two collective bargaining agreements that cover approximately 516 employees and 27 employees, respectively, at January 31, 2016.
Available Information
We are required to file annual, quarterly and other current reports and information with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we submit filings to the SEC electronically, access to this information is available at the SEC’s internet website (www.sec.gov). This site contains reports and other information regarding issuers that file electronically with the SEC.
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
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. Such statements contain words such as “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “might,” “should,” “could,” “would,” “seek,” “pursue,” and “anticipate” or the negative or other variation of these or similar words, or may include discussions of strategy or risks and uncertainties. Forward-looking statements in this Annual Report on Form 10-K include, among other things, statements concerning:

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
Any forward-looking statement is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of operations may vary materially from any forward-looking statement made herein. Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

•	our reliance on the Las Vegas market;

•
the impact of business conditions, including competitive practices, changes in customer demand and the cyclical nature of the gaming and hospitality business generally, on our business and results of operations;

•	the impact of general economic conditions outside our control, including changes in interest rates, consumer confidence and unemployment levels, on our business and results of operations;

•	the effects of intense competition that exists in the gaming industry;

•	the risk that new gaming licenses or gaming activities, such as internet gaming, are approved and result in additional competition;

•	our substantial outstanding indebtedness and the effect of our significant debt service requirements on our operations and ability to compete;

•	the risk that we will not be able to finance our development and investment projects or refinance our outstanding indebtedness;

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
Consumer demand for the offerings of casino hotel properties such as ours is sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions and consumer confidence in the economy, unemployment, the uncertainty and distress in the housing and credit markets, the impact of high energy, fuel, food and healthcare costs, the potential for bank failures, perceived or actual changes in disposable consumer income and wealth, taxes, effects or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer and materially and adversely affect our business and results of operations.
Our casinos draw a substantial number of customers from the Las Vegas metropolitan area, as well as nearby geographic areas, including Southern California, Arizona and Utah. While the economies of these areas have shown significant recovery since the economic downturn that spanned from 2008 to 2011, we are unable to determine the sustainability or strength of the recovery. In addition, the overall economic outlook and residential real estate market in the United States, and in particular Las Vegas, remain uncertain and our target markets, in particular Las Vegas, continue to experience significantly higher rates of unemployment than the national average. The economic downturn and adverse conditions experienced in our target markets and in the United States generally resulted in a significant decline in spending in Las Vegas, which negatively affected our results of operations. Any slowing of the recovery or a return to an economic downturn would further negatively affect our results of operations.
We face substantial competition in the gaming industry and we expect that such competition will intensify.
Our casino properties face competition for customers and employees from all other casinos and hotels in the Las Vegas metropolitan area including, to some degree, each other. In addition, our casino properties face competition from all smaller nonrestricted gaming locations and restricted gaming locations (locations with 15 or fewer slot machines) in the Las Vegas metropolitan area, including those that primarily target the local and repeat visitor markets. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors could also have a material adverse effect on the business of our casino properties. If our competitors operate more successfully than we do, or if they attract customers away from us as a result of aggressive pricing and promotion or enhanced or expanded properties, we may lose market share and our business could be adversely affected.
To a lesser extent, our casino properties compete with gaming operations in other parts of Nevada and other gaming markets in the United States and in other parts of the world, with state sponsored lotteries, on-and-off-track pari-mutuel wagering (a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers), card rooms, other forms of legalized gaming and online gaming. The gaming industry also includes dockside casinos, riverboat casinos, racetracks with slot machines and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Our properties have encountered additional competition as large-scale Native American gaming on Indian lands, particularly in California, has increased and competition may intensify if more Native American gaming facilities are developed. Several states are currently considering the approval of legalized casino gaming in designated areas, expansion of existing gaming operations or additional gaming sites. In addition, internet gaming has commenced in Nevada, New Jersey and Delaware, and legislation approving internet gaming has been proposed by the federal government and other states. Internet gaming and expansion of legalized casino gaming in new or existing jurisdictions and on Native American land could result in additional competition that could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations.
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
We have management agreements with subsidiaries of Fertitta Entertainment. The management agreements extend until 2036 and have limited rights of termination prior to such date. Under the management agreements, subsidiaries of Fertitta Entertainment have significant discretion in the management and operation of our casino properties. Fertitta Entertainment receives a base management fee equal to 2% of the gross revenues attributable to our properties and an incentive management fee equal to 5% of positive EBITDA of our properties.
Subject to the terms of a non-competition agreement, Fertitta Entertainment or any of its affiliates is permitted to manage certain casinos and properties other than our properties, and the officers and employees of Fertitta Entertainment and its affiliates are not required to devote their full time and attention to managing our casino properties. Accordingly, management of such other casinos and properties by Fertitta Entertainment may create conflicts of interest between us and members of management affiliated with Fertitta Entertainment. Such other management opportunities could also limit the ability of such members of our management to devote time to our affairs and could have a negative impact on our business. There can be no assurance that those potential time conflicts and conflicts of interest will be resolved in our favor.
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
The Fertitta Entertainment Acquisition (as defined herein) is subject to various closing conditions and there can be no assurances as to whether and when it may be completed.
The consummation of the announced, proposed acquisition of Fertitta Entertainment is subject to certain conditions, including the consummation of the IPO. We cannot predict with certainty whether and when the Fertitta Entertainment Acquisition will be consummated. If the transaction is not consummated, we would not realize any of the anticipated benefits of having completed the transaction. In addition, our expenses incurred related to the transaction, such as legal and accounting fees, must be paid even if the transaction is not completed.

Our success depends on key executive officers and personnel.
Our success depends on the efforts and abilities of our executive officers and other key employees, many of whom have significant experience in the gaming industry, including, but not limited to, Frank J. Fertitta III, our Chairman of the Board and Chief Executive Officer. Competition for qualified personnel in our industry is intense, and it would be difficult for us to find experienced personnel to replace our current executive officers and employees. We believe that a loss of the services of these officers and/or personnel could have a material adverse effect on our results of operations..
Our results of operations may be adversely impacted by the expiration or termination of our management agreements for Gun Lake Casino and Graton Resort and we may not be successful in entering into additional management or development agreements for Native American gaming opportunities.
Our management agreements for Gun Lake Casino and Graton Resort expire in February 2018 and November 2020, respectively. Our management fees from managing Gun Lake Casino and Graton Resort were $88.3 million and $68.1 million for the years ended December 31, 2015 and 2014, respectively, which, based on the margins applicable to our management activities, contributed significantly to our net income for such periods. As a result, our results of operations may be adversely impacted by the expiration or termination of such agreements. Although we intend to seek additional development and management contracts with Native American tribes, we cannot be sure that we will be able to enter into any such agreements. In addition, the development of Native American gaming facilities is subject to numerous conditions and is frequently subject to protracted legal challenges. As a result, even if we are able to enter into development and management agreements for Native American gaming projects, we cannot be sure that the projects, including the North Fork project, will be completed or, if completed, that they will generate significant management fees or return on our investment.
Union organization activities could disrupt our business by discouraging patrons from visiting our properties, causing labor disputes or work stoppages, and, if successful, could significantly increase our labor costs.
None of our owned casino properties are currently subject to any collective bargaining agreement or similar arrangement with any union, and we believe we have excellent employee relations. However, union activists have actively sought to organize employees at certain of our casino properties in the past, and we believe that such efforts are ongoing at this time. In addition, one of our managed properties is subject to collective bargaining agreements. Accordingly, there can be no assurance that our owned casino properties or existing or future managed properties will not ultimately be unionized. Union organization efforts that may occur in the future could cause disruptions to our casino properties and discourage patrons from visiting our properties and may cause us to incur significant costs, any of which could have a material adverse effect on our results of operations and financial condition. In addition, union activities may result in labor disputes, including work stoppages, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, should employees at one or more of our properties organize, collective bargaining would introduce an element of uncertainty into planning our future labor costs, which could have a material adverse effect on the business of our casino properties and our financial condition and results of operations.
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
Our Board of Managers is controlled by persons designated by FI Station Investor LLC, an affiliate of Fertitta Entertainment (“FI Station Investor”), and German American Capital Corporation (an affiliate of Deutsche Bank Securities

Inc.) (“GACC”). Certain major actions require the approval of a majority of the managers designated by FI Station Investor and a majority of the managers designated by GACC.
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
In addition, GACC, which is a holder of our indirect non-voting equity interests and is entitled to designate two members of our Board of Managers, is a lender under our credit facility, which includes a $1.625 billion term loan facility (the “Term Loan Facility”) and a $350 million revolving credit facility (the “Revolving Credit Facility”) (together the “Credit Facility”). GACC is also a lender under our amended and restated credit agreement (the ‘’Restructured Land Loan’’) among CV PropCo, LLC, a subsidiary of the Company that owns certain land held for development, Deutsche Bank AG Cayman Islands Branch and JPMorgan Chase Bank, N.A. as initial lenders, entered into as of June 17, 2011, consisting of a term loan facility with an initial principal amount of $105 million. To the extent that GACC continues to hold interests at multiple levels of our capital structure, it may have a conflict of interest and make decisions or take actions that reflect its interests as our secured lender, unsecured lender or indirect equity holder that could have adverse consequences to our other stakeholders.
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
We are subject to extensive federal, state and local regulation and governmental authorities have significant control over our operations; this control and the cost of compliance or failure to comply with such regulations that govern our operations in any jurisdiction where we operate could have an adverse effect on our business.
Our ownership and operation of gaming facilities is subject to extensive regulation, including licensing requirements, by the states, counties and cities in which we operate. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations, and we are subject to extensive background investigations and suitability standards in our gaming business. We also will become subject to regulation in any other jurisdiction where we choose to operate in the future. As such, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators or, alternatively, cease operations in that jurisdiction. In addition, unsuitable activity on our part or on the part of our unconsolidated affiliates in any jurisdiction could have a negative effect on our ability to continue operating in other jurisdictions.
Specifically in Nevada, our gaming operations and the ownership of our securities are subject to extensive regulation by the Nevada Commission, the Nevada Board, the CCLGLB, the Las Vegas City Council, the North Las Vegas City Council, the Henderson City Council and certain other local regulatory agencies, collectively referred to as the “Nevada Gaming Authorities.” The Nevada Gaming Authorities have broad authority with respect to licensing and registration of our business entities and individuals investing in or otherwise involved with us. Although we currently are registered with, and currently hold gaming licenses issued by, the Nevada Gaming Authorities, these authorities may, among other things, revoke the gaming license of any corporate entity or the registration of a registered corporation or any entity registered as a holding company of a corporate licensee for violations of gaming regulations.
In addition, the Nevada Gaming Authorities may, under certain conditions, revoke the license or finding of suitability of any officer, director, controlling person, stockholder, noteholder or key employee of a licensed or registered entity. If our gaming licenses were revoked for any reason, the Nevada Gaming Authorities could require the closing of our casinos, which would have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, compliance costs associated with gaming laws, regulations or licenses are significant. Any change in the laws, regulations or licenses applicable to our business or gaming licenses could require us to make substantial expenditures or could otherwise have a material adverse effect on our business, financial condition, results of operations or cash flows. For a more complete description of the gaming regulatory requirements that have an effect on our business, see “Description of Our Business—Regulation and Licensing.” The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to possible increase at any time. Increases in gaming taxation could also adversely affect our results of operations. There can be no assurance that we will be able to obtain new licenses, including any licenses that may be required if we pursue gaming opportunities in jurisdictions where we are not already licensed, or renew any of our existing licenses, or that if such licenses are obtained, that such licenses will not be conditioned, suspended or revoked, and the loss, denial or non-renewal of any of our licenses could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Further, we may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes.
We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering laws and regulations. We are subject to regulation under the Currency and Foreign Transactions Reporting Act of 1970, commonly known as the “Bank Secrecy Act,” which, among other things, requires us to report to the Financial Crimes Enforcement Network (“FinCEN”) any currency transactions in excess of $10,000 that occur within a 24-hour gaming day, including identification of the individual transacting the currency. We are also required to report certain suspicious activity, including any transactions aggregating to $5,000 or more, where we know, suspect or have reason to suspect such transactions involve funds from illegal activity or are intended to evade federal regulations or avoid reporting requirements. In addition, under the Bank Secrecy Act we are subject to various other rules and regulations involving reporting and recordkeeping. Our compliance with the Bank Secrecy Act is subject to periodic audits as directed by FinCEN, and we may be required to pay substantial penalties if we fail to comply with applicable regulations. Any violations of anti-money laundering laws or regulations by any of our properties could have an adverse effect on our financial condition, results of operations or cash flows. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted.
We are subject to a variety of federal, state and local laws and regulations relating to the protection of the environment and human health and safety, which could materially affect our business, financial condition, results of operations and cash flows.
We are subject to federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including those relating to air emissions, water discharges and remediation of contamination. Such laws and regulations require us to obtain, maintain and renew environmental operating or construction permits or approvals particularly in connection with our development activities. Certain environmental laws can impose joint and several liability without regard to fault on responsible parties, including past and present owners and operators of sites, related to the investigation or remediation of sites at which hazardous wastes or materials were disposed or released. Private parties may also bring claims arising from the presence of hazardous materials on a site or exposure to such materials. We are currently involved in monitoring activities at a few of our sites due to historical or nearby operations. Increasingly stringent environmental laws, regulations or standards may make compliance with such requirements more difficult or costly or otherwise adversely affect our operations. Failure to comply with environmental laws or regulations, or any liabilities or claims arising under such laws or regulations, could require us to incur potentially significant costs or sanctions, including fines, penalties or cessation of operations, or otherwise adversely affect our business, financial condition and results of operations.
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
We are currently providing funding for the North Fork Project (as defined herein) and have an agreement to develop the facility. In addition, we will evaluate expansion opportunities as they become available, and in the future we may develop projects in addition to the proposed North Fork Project.
Such construction projects entail significant risks, including the following:

•	shortages of material or skilled labor;

•	unforeseen engineering, environmental or geological problems;

•	work stoppages;

•	weather interference;

•	floods;

•	unanticipated cost increases; and

•	legal or political challenges;
any of which can give rise to delays or cost overruns.
The anticipated costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. Construction, equipment, staffing requirements, problems or difficulties in obtaining and maintaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities can increase the cost or delay the construction or opening of each of the proposed facilities or otherwise affect the project’s planned design and features. We cannot be sure that we will not exceed the budgeted costs of these projects or that the projects will commence operations within the contemplated time frame, if at all. Budget overruns and delays with respect to expansion and development projects could have a material adverse impact on our results of operations.
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
Win rates for our gaming operations depend on a variety of factors, some beyond our control, and the winnings of our gaming customers could exceed our casino winnings.
The gaming industry is characterized by an element of chance. In addition to the element of chance, win rates are also affected by other factors, including players’ skill and experience, the mix of games played, the financial resources of players, the spread of table limits, the volume of bets played and the amount of time played. Our gaming profits are mainly derived from the difference between our casino winnings and the casino winnings of our gaming customers. Since there is an inherent element of chance in the gaming industry, we do not have full control over our winnings or the winnings of our gaming customers. If the winnings of our gaming customers exceed our winnings, we may record a loss from our gaming operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We face the risk of fraud and cheating.
Our gaming customers may attempt or commit fraud or cheat in order to increase winnings. Acts of fraud or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff. Failure to discover such acts or schemes in a timely manner could result in losses in our gaming operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and cash flows
Failure to maintain the integrity of our internal or customer data, including defending our information systems against hacking, security breaches, computer malware, cyber-attacks and similar technology exploitation risks, could have an adverse effect on our results of operations and cash flows, and/or subject us to costs, fines or lawsuits.
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
We have a substantial amount of debt, which requires significant principal and interest payments. At December 31, 2015, the principal amount of our outstanding indebtedness, including original issue discount and our $114.6 million non-recourse Restructured Land Loan, totaled approximately $2.1 billion, and we have $296.8 million of undrawn availability under our Revolving Credit Facility. Our ability to make interest payments on our debt will be significantly impacted by general economic, financial, competitive and other factors beyond our control.
Our substantial indebtedness could:

•	make it more difficult for us to satisfy our obligations under our senior notes and senior secured credit facilities and other indebtedness;

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
Our credit agreements and the indenture governing our senior notes contain a number of covenants that impose significant operating and financial restrictions on us, including certain limitations on our and our subsidiaries’ ability to, among other things:

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
A failure to comply with the covenants contained in the credit agreements, the indenture governing our senior notes, or other indebtedness that we may incur in the future could result in an event of default, which, if not cured or waived, could result in the acceleration of the indebtedness and have a material adverse effect on our business, financial condition and results of operations. In the event of any default under any of our credit agreements, the lenders thereunder:

•	will not be required to lend any additional amount to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend future credit; and

•	could require us to apply all of our available cash to repay these borrowings.
If we are unable to comply with the covenants in the agreements governing our indebtedness or to pay our debts, the lenders under our credit agreements could proceed against the collateral granted to them to secure that indebtedness, which includes substantially all of our assets, and the holders of our senior notes would be entitled to exercise remedies under our indenture. If our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. Moreover, in the event that such indebtedness is accelerated, there can be no assurance that we will be able to refinance it on acceptable terms, or at all.
Despite our current indebtedness levels, we and our subsidiaries may still incur significant additional indebtedness, which could increase the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the documents governing our indebtedness restrict, but do not completely prohibit, us from doing so. At December 31, 2015, we had $296.8 million of undrawn availability under our Credit Facility (after giving effect to $20.0 million in outstanding borrowings and the issuance of approximately $33.2 million of letters of credit and similar obligations). In addition, the indenture governing our senior notes allows us to issue additional notes under certain circumstances. The indenture also allows us to incur certain other additional secured and unsecured debt. Further, the indenture does not prevent us from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
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
Our substantial indebtedness exposes us to significant interest expense increases if interest rates increase.
At December 31, 2015, approximately $1.6 billion, or 75%, of our borrowings were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Assuming our variable interest rate indebtedness outstanding at December 31, 2015 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt-service requirements by approximately $3.7 million. Accordingly, an increase in interest rates from current levels could cause our annual debt-service obligations to increase significantly.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
Substantially all of the property that we own and lease is subject to liens to secure borrowings under our credit agreements.
Red Rock, which opened in 2006, is situated on approximately 64 acres that we own on the northwest side of Las Vegas, Nevada.
Green Valley Ranch, which opened in 2001, is situated on approximately 40 acres that we own in Henderson, Nevada.
Palace Station, which opened in 1976, is situated on approximately 30 acres that we own on the west side of Las Vegas, Nevada.
Boulder Station, which opened in 1994, is situated on approximately 54 acres on the east side of Las Vegas, Nevada. We own 27 acres and lease the remaining 27 acres from KB Enterprises, a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the “Related Lessor”). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III, a member of our Board of Managers and Chief Executive Officer, and Lorenzo J. Fertitta, a member of our Board of Managers. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $222,933 through June 2018. In July 2018 and every ten years thereafter, the rent will be adjusted by a cost of living factor. In July 2023 and every ten years thereafter, the rent is subject to adjustment based on the product of the fair market value of the land and the greater of the then prevailing annual rate of return for comparably situated property or 8% per year. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, we have an option to purchase the land at fair market value, exercisable at five-year intervals with the next option in July 2018. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party.
Texas Station, which opened in 1995, is situated on approximately 47 acres in North Las Vegas, Nevada. We lease this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $366,435 through July 2020. In August 2020, and every ten years thereafter, the rent is subject to adjustment based on the product of the fair market value of the land and the greater of the then prevailing annual rate of return for comparably situated property or 8% per year. In August 2025 and every ten years thereafter, the rent will be adjusted by a cost of living factor. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, we have an option to purchase the land at fair market value, exercisable in April 2030 and at five-year intervals thereafter. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party.

Sunset Station, which opened in 1997, is situated on approximately 80 acres that we own in Henderson, Nevada.
Santa Fe Station, which we purchased in 2000, is situated on approximately 39 acres that we own on the northwest side of Las Vegas, Nevada.
Fiesta Rancho, which we purchased in 2001, is situated on approximately 25 acres that we own in North Las Vegas, Nevada.
Fiesta Henderson, which we purchased in 2001, is situated on approximately 46 acres that we own in Henderson, Nevada.
Wild Wild West, which we purchased in 1998, is situated on a portion of approximately 96 acres of land, of which approximately 76 acres is owned and approximately 20 acres is leased from a third party lessor at December 31, 2015. The significant terms of the lease agreement include (i) annual rent adjustments through January 2020 and every three years thereafter, (ii) options under which we may purchase the land at any time through 2019 at established fixed prices, (iii) a one-time termination option at our election in 2019, and (iv) options under which we may purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively.
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
Barley’s and The Greens, which are 50% owned, lease land and buildings in Henderson, Nevada used in their operations from third-party lessors. Wildfire Lanes, which is 50% owned, owns the land and building in Henderson, Nevada used in its operations. We opened Barley’s in 1996 and purchased The Greens in 2005 and Wildfire Lanes in 2007.
Wildfire Valley View and Wildfire Anthem, which we purchased in 2013, lease land and buildings used in their operations in Las Vegas and Henderson, Nevada, respectively, from third party lessors.
We lease our corporate office building in Las Vegas, Nevada from a third-party real estate investment firm, to whom Station Casinos, Inc. sold the building in 2007. The initial 20-year term of the lease expires in November 2027, and we have four remaining five-year options to extend the lease. The lease also contains an option under which we may repurchase the building in November 2017.
We control 398 acres of developable land comprised of seven strategically-located parcels in Las Vegas and Reno, Nevada, each of which is zoned for casino gaming and other commercial uses. In addition, we own one additional development site that is zoned for casino gaming and other commercial uses and which is currently for sale. From time to time we may acquire additional parcels or sell portions of our existing sites that are not necessary to the development of additional gaming facilities.
Subsequent to the opening or purchase of our properties, we have completed a variety of expansion and renovation projects. In addition, from time to time we also renovate portions of our properties, such as hotel rooms and restaurants.

ITEM 3.	LEGAL PROCEEDINGS.
We and our subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of any legal matters and litigation inherently involves significant costs.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
All of our outstanding voting equity interests (the ‘’Voting Units’’) and our non-voting equity interests (the ‘’Non-Voting Units’’ and together with the Voting Units, collectively the “Units”) are privately held and there is no established public trading market for our Units.
Holders
At January 31, 2016, there was one holder of record of our Voting Units and one holder of record of our Non-Voting Units.
Dividends
From time to time we evaluate whether we will make dividends or distributions in respect of our Units, subject to compliance with restrictive covenants of our debt instruments and other agreements (see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness and Capital Stock). In addition, we are party to a tax distribution agreement that requires us to distribute to Station Holdco an amount that is generally sufficient to permit the members of Station Holdco to pay federal and state income taxes in respect of their allocable shares of our income. In 2015 and 2014, we paid distributions to equityholders of Station Holdco totaling $162.3 million and $130.3 million, respectively.
Issuer Purchases of Equity Securities
There were no purchases of our equity securities made by or on behalf of us during the three months ended December 31, 2015.
Securities Authorized for Issuance Under Equity Compensation Plans
None of our equity securities are authorized for issuance under equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated financial data presented below have been derived from our consolidated financial statements which, except for periods ended on or before December 31, 2012, are contained elsewhere in this Annual Report on Form 10-K. On June 17, 2011, we emerged from Chapter 11 bankruptcy and acquired substantially all of the assets of Station Casinos, Inc. and Green Valley Ranch Gaming, LLC (the “Predecessors”) pursuant to Chapter 11 plans of reorganization.
The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

	Station Casinos LLC					Predecessors (e)
	Year Ended December 31,				Period From June 17, 2011 Through December 31, 2011	Station Casinos, Inc.	Green Valley Ranch Gaming, LLC
	2015	2014 (a)	2013 (c)	2012 (d)		Period From January 1, 2011 Through June 16, 2011 (f)
	(amounts in thousands)					(amounts in thousands)
Operating Results:
Net revenues	$1,352,135	$1,291,616	$1,256,137	$1,229,302	$629,399	$464,697	$84,052
Operating income	274,617	219,842	205,283	162,828	72,511	48,599	11,947
Income (loss) from continuing operations	132,504	114,736	(87,840)	25,219	(20,138)	3,357,474	626,364
Discontinued operations (b)	(166)	(43,410)	(25,653)	(13,507)	—	—	—
Net income (loss)	132,338	71,326	(113,493)	11,712	(20,138)	3,357,474	626,364
Net income (loss) attributable to noncontrolling interests	5,594	(11,955)	(9,067)	(1,606)	4,955	24,321	—
Net income (loss) attributable to Station Casinos LLC	126,744	83,281	(104,426)	13,318	(25,093)	3,333,153	626,364
Balance Sheet Data:
Total assets	$2,881,660	$2,952,353	$3,052,372	$3,081,598	$3,159,048
Long-term debt, including current portion	2,082,368	2,124,611	2,172,122	2,056,256	2,175,926
Members’ equity	608,674	645,168	695,943	838,861	842,476

(a)	During the year ended December 31, 2014, we recognized a $49.1 million gain on repayment of our advances for development of Graton Resort.

(b)
Discontinued operations represents the results of Fertitta Interactive, which ceased operations in the fourth quarter of 2014. See Note 19 to the Consolidated Financial Statements for additional information.

(c)
During the year ended December 31, 2013, we recognized a $146.8 million loss on extinguishment of debt related to the refinancing of $2.1 billion of our then outstanding debt. See Note 10 to the Consolidated Financial Statements for additional information.

(d)
During the year ended December 31, 2012, we recognized a $51.8 million loss on extinguishment of debt related to the refinancing of approximately $517 million of our then outstanding debt, mainly representing the write-off of unamortized debt discount and debt issuance costs related to the previous credit facilities. In addition, we recognized a $102.8 million gain on repayment of our advances for development of Graton Resort.

(e)
Upon our emergence from Chapter 11 bankruptcy we adopted fresh-start reporting. As a result, the Company’s selected financial data for periods beginning on or after June 17, 2011 is not comparable to the selected financial data of the Predecessors.

(f)	For the period from January 1, 2011 through June 16, 2011, our Predecessors recognized net gains of approximately $3.9 billion as a direct result of the Chapter 11 bankruptcy cases.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Item 8. Financial Statements and Supplementary Data included in this Annual Report on Form 10-K.
Overview
We are a gaming, development and management company established in 1976 that develops and operates casino entertainment properties. We currently own and operate nine major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned) in the Las Vegas regional market. In addition, we manage Graton Resort in Sonoma County, California, which opened in November 2013, and Gun Lake in Allegan County, Michigan, which opened in February 2011.

Our principal source of revenue and operating income is gaming, primarily slot revenue, and our non-gaming offerings include restaurants, hotels and other entertainment amenities. Our operating results are greatly dependent on the level of casino revenue generated at our properties. A substantial portion of our operating income is generated from our gaming operations, primarily from slot play, which represents approximately 80% to 85% of our casino revenue. The majority of our revenue is cash-based and as a result, fluctuations in our revenues have a direct impact on our cash flows from operations. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing and fund capital expenditures.
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. The Las Vegas economy, although severely impacted by the recession and housing crisis that spanned from 2008 to 2011, began to stabilize in 2012 and, based on population and employment growth, is once again one of the fastest growing economies in the United States. Based on a recent U.S. Census Bureau release Nevada was third among all states in percentage growth of population from June 2014 to July 2015. In addition, based on preliminary data for December 2015 from the U.S. Bureau of Labor Statistics, Las Vegas experienced a 2.0% year-over-year increase in employment, resulting in an unemployment rate of 6.2% which has declined from 14.1% in July 2011. Businesses and consumers in Las Vegas continue to increase their spending as evidenced by 29 consecutive months of year-over-year increases in taxable retail sales from July 2013 to November 2015. Home values have also improved significantly over the past several years with the median price of an existing single family home in Las Vegas up approximately 84% at December 2015 compared to January 2012, as reported by the Greater Las Vegas Association of Realtors.

Notwithstanding recent improvements in employment, taxable sales and home prices, the Las Vegas economy has not fully recovered from the impacts of the economic downturn; however, we believe the recent stabilization of the Las Vegas economy, positive trends in many of the key economic indicators and future projects and infrastructure investments provide a foundation for future growth in our business. Although we experienced improved operating results over the past few years due, in part, to more favorable local economic conditions and reduced gasoline prices, we cannot be sure if, or how long, these favorable market conditions will persist or that they will continue to positively impact our results of operations.
Highlights for 2015 include the following:

•	Our net revenues grew by 4.7% and our Adjusted EBITDAM increased 12.3% for the year.

•	Through the fourth quarter of 2015, our Adjusted EBITDAM has grown for 19 consecutive quarters.

•	Adjusted EBITDAM margin improved 235 basis points to 34.9% for the year.

•	Our net revenues, Adjusted EBITDAM and Adjusted EBITDAM margin were the highest since 2008.
Additional information about our results of operations is included herein and in the notes to our Consolidated Financial Statements.
Acquisition of Fertitta Entertainment
On October 13, 2015, we entered into a membership interest purchase agreement to acquire all of the outstanding membership interests of Fertitta Entertainment LLC (“Fertitta Entertainment”) for $460 million in cash, less amounts paid by the Company in satisfaction of indebtedness of Fertitta Entertainment on the closing date, and subject to reduction based on the amount, if any, of Fertitta Entertainment’s liabilities assumed by the Company (the “Fertitta Entertainment Acquisition”). The

consummation of the Fertitta Entertainment Acquisition is contingent upon the completion of an initial public offering of Red Rock Resorts, Inc., a newly formed affiliate (the “IPO”). All but one of our executive officers and certain other key personnel are employed by Fertitta Entertainment and provide us services pursuant to management agreements. At the closing of the Fertitta Entertainment Acquisition, Fertitta Entertainment is not expected to have material assets other than the management agreements for the Company’s business and its workforce. In connection with the Fertitta Entertainment Acquisition, we expect to terminate the management agreements with Fertitta Entertainment by mutual agreement for no additional consideration and assume or enter into new employment agreements or other employment relationships with our executive officers and other individuals who are employed by Fertitta Entertainment and provided services to us through the management agreements prior to the consummation of the Fertitta Entertainment Acquisition. The consummation of the Fertitta Entertainment Acquisition, which has been unanimously approved by our Board of Managers, is subject to certain closing conditions, including, among other things, the closing of the proposed IPO. There can be no assurance that the Fertitta Entertainment Acquisition will be consummated.

Our Key Performance Indicators
We use certain key indicators to measure our performance.
Gaming revenue measures:

•
Slot handle and table game drop are measures of volume. Slot handle represents the dollar amount wagered in slot machines, and table game drop represents the total amount of cash and net markers issued that are deposited in table game drop boxes.

•	Win represents the amount of wagers retained by us and recorded as casino revenue.

•	Hold represents win as a percentage of slot handle or table game drop.
As our customers are primarily Las Vegas residents, our hold percentages are generally consistent from period to period. Fluctuations in our casino revenue are primarily due to the volume and spending levels of customers at our properties.
Food and beverage revenue measures:

•	Average guest check is a measure of sales volume and product offerings, and represents the average amount spent per customer visit.

•	Number of guests served is an indicator of volume.
Room revenue measures:

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by total rooms available.

•	Average daily rate (“ADR”) is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms.

•	Revenue per available room is calculated by dividing total room revenue by total rooms available.

Results of Operations
The following table presents information about our results of continuing operations (dollars in thousands):

	Year Ended December 31,
	2015	Percent change	2014	Percent change	2013
Net revenues	$1,352,135	4.7%	$1,291,616	2.8%	$1,256,137
Operating income	274,617	24.9%	219,842	7.1%	205,283

Casino revenues	922,154	2.8%	897,361	1.7%	882,241
Casino expenses	347,509	1.8%	341,490	0.5%	339,651
Margin	62.3%		61.9%		61.5%

Food and beverage revenues	251,235	5.0%	239,212	1.5%	235,722
Food and beverage expenses	162,722	3.5%	157,191	(2.8)%	161,790
Margin	35.2%		34.3%		31.4%

Room revenues	122,888	9.1%	112,664	6.7%	105,630
Room expenses	46,559	2.4%	45,479	5.6%	43,062
Margin	62.1%		59.6%		59.2%

Other revenues	69,728	(1.1)%	70,522	4.6%	67,431
Other expenses	25,454	(12.2)%	28,979	9.0%	26,580

Management fee revenue	88,859	29.2%	68,782	15.1%	59,758

Selling, general and administrative expenses	289,927	0.4%	288,667	(1.0)%	291,586
Percent of net revenues	21.4%		22.3%		23.2%

Depreciation and amortization	137,474	7.6%	127,766	(0.8)%	128,754
Management fee expense	52,745	7.9%	48,872	5.9%	46,145
Impairment of goodwill	—	n/m	—	n/m	1,183
Asset impairment	6,301	n/m	11,739	n/m	—
Write-downs and other charges, net	7,662	n/m	20,951	n/m	11,881
Interest expense, net	142,921	(5.3)%	150,995	(8.3)%	164,622
Loss on extinguishment of debt	—	n/m	4,132	n/m	146,787
Gain on Native American development	—	n/m	49,074	n/m	16,974
________________________________________________
n/m = not meaningful

Net Revenues. Net revenues for the year ended December 31, 2015 increased by 4.7% to $1.35 billion as compared to $1.29 billion for the year ended December 31, 2014. The increase in net revenues during 2015 reflected increases in casino, food and beverage, room and management fee revenue, offset slightly by a decrease in other revenues, all of which are discussed below. We believe the increase in net revenues was primarily due to the ongoing economic recovery described above, as well as our strategic marketing activities.
Net revenues for the year ended December 31, 2014 increased by 2.8% to $1.29 billion as compared to $1.26 billion for the year ended December 31, 2013. The increase in net revenues during 2014 was due to management fee revenue from

Graton Resort, which opened in November 2013, as well as improvements in casino and room revenue. The components of net revenues are discussed below.
Operating Income. Operating income increased 24.9% to $274.6 million for the year ended December 31, 2015 as compared to $219.8 million for the year ended December 31, 2014 due to improvements in operating income from casino, food and beverage, and rooms in addition to higher management fee revenue from Graton Resort. Operating income increased by 7.1% to $219.8 million for the year ended December 31, 2014 as compared to $205.3 million for the prior year due to increased management fee revenue from both Graton Resort and Gun Lake, as well as improvements in operating income from casino and rooms. The components of operating income are discussed below.
Casino.  Casino revenues increased $24.8 million to $922.2 million for the year ended December 31, 2015 as compared to $897.4 million for the prior year, primarily due to higher slot and table games revenue, partially offset by lower race and sports revenue. The increase in slot revenue was attributable to a 2.9% increase in slot handle. The increase in table games revenue was primarily attributable to a 6.5% increase in drop. The decrease in race and sports revenue was primarily due to a 0.8 percentage point decrease in hold percentage. For the year ended December 31, 2015, casino expenses increased by $6.0 million or 1.8% as compared to the prior year, commensurate with the increase in revenues.
Casino revenues increased to $897.4 million for the year ended December 31, 2014 as compared to $882.2 million for the prior year. The improvement was primarily due to increased slot revenues and sports win. Casino expenses increased slightly for the year ended December 31, 2014 as compared to the prior year.
Food and Beverage.  Food and beverage revenues for the year ended December 31, 2015 increased to $251.2 million as compared to $239.2 million for 2014. The improvement was primarily due to increased volume at our food and beverage outlets, including the impact of several new restaurants, as well as higher catering revenue from our convention and meeting business. For the year ended December 31, 2015, the number of restaurant guests served increased by 1.3% as compared to the prior year, and the average guest check increased by 3.9%. Food and beverage expenses increased by 3.5% for the year ended December 31, 2015 as compared to the prior year, mainly due to the increased volume at our food and beverage establishments.
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
Room. The following table shows key information about our hotel operations:

	Year Ended December 31,
	2015	2014	2013
Occupancy	93.5%	90.6%	88.9%
Average daily rate	$79.11	$74.53	$70.63
Revenue per available room	$73.93	$67.49	$62.79
Room revenues for the year ended December 31, 2015 increased by 9.1% to $122.9 million as compared to $112.7 million for the year ended December 31, 2014 due to a 290 basis point increase in occupancy rate and a 6.1% improvement in ADR as compared to the prior year. We believe the improvement in our hotel results is due to our ongoing focus on yield management. Room expenses increased by 2.4% for the year ended December 31, 2015 as compared to the prior year, primarily due to higher payroll and related costs resulting from the higher occupancy rate.
Room revenues for the year ended December 31, 2014 increased by 6.7% to $112.7 million as compared to $105.6 million for the prior year due to a 170 basis point improvement in the occupancy rate and a 5.5% improvement in ADR. Room expenses for the year ended December 31, 2014 increased by 5.6% as compared to the prior year, mainly due to higher payroll and related costs associated with the increased occupancy.
Other. Other revenues primarily include revenues from tenant leases, retail outlets, bowling, spas and entertainment. Other revenues for the year ended December 31, 2015 decreased by 1.1% to $69.7 million as compared to $70.5 million for the prior year. Other expenses for the year ended December 31, 2015 decreased by 12.2% as compared to the prior year. The decrease in other revenues and other expenses for the year ended December 31, 2015 was mainly due to lower fuel prices at our

Wild Wild West truck plaza. Other revenues for the year ended December 31, 2014 increased by 4.6% to $70.5 million as compared to $67.4 million for the prior year, primarily due to increased revenue from our retail shops. Other expenses for the year ended December 31, 2014 increased by 9.0% as compared to the prior year, largely due to the increased sales at our retail shops.
Management Fee Revenue. Management fee revenue is based on the operating results of our managed properties, and primarily represents fees earned from our management agreements with Graton Resort, which opened in November 2013, and Gun Lake. For the year ended December 31, 2015, management fee revenue increased to $88.9 million as compared to $68.8 million for the prior year due to improved results at both Graton Resort and Gun Lake. This improvement resulted from increased casino revenues due to higher slot handle, as well as lower interest costs as a result of debt refinancings at Graton Resort. For the year ended December 31, 2014, management fee revenue increased to $68.8 million as compared to $59.8 million for the prior year, primarily due to a full year of management fees from Graton Resort in 2014, compared to two months in 2013.
Management fee revenue also includes reimbursable costs, which represent amounts received or due pursuant to our management agreements with Native American tribes, primarily the Graton Tribe, for the reimbursement of expenses, primarily payroll costs, that we incur on their behalf. We recognize reimbursable cost revenues on a gross basis with an offsetting amount charged to operating expenses. Management fee revenue for the years ended December 31, 2015, 2014 and 2013 included $7.3 million, $7.5 million and $12.6 million in reimbursable costs, respectively. Reimbursable costs for Graton Resort were higher for the year ended December 31, 2013 due to costs incurred in preparation for its opening.
Selling, General and Administrative (“SG&A”).  SG&A expenses increased by 0.4% to $289.9 million for the year ended December 31, 2015 as compared to $288.7 million for the prior year. The increase was mainly due to a $2.5 million donation to the University of Nevada, Las Vegas (“UNLV”) to contribute to the construction of a new building for the hotel college, partially offset by a net decrease in various other SG&A expenses.
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
Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2015 increased to $137.5 million as compared to $127.8 million for the prior year due to fixed asset purchases as well as accelerated depreciation related to room remodeling projects. Depreciation and amortization expense for the year ended December 31, 2014 decreased slightly to $127.8 million as compared to $128.8 million for 2013, primarily due to shorter-lived assets becoming fully depreciated, partially offset by amortization of the Graton management contract intangible asset, which began in November 2013.
Management Fee Expense. We have long-term management agreements with affiliates of Fertitta Entertainment to manage our properties. Under the management agreements, we pay a base management fee equal to 2% of gross revenues and an incentive management fee equal to 5% of positive EBITDA (as defined in the agreements) for each of our managed properties. Management fee expense for the year ended December 31, 2015 increased by 7.9% to $52.7 million as compared to $48.9 million for the prior year. Management fee expense for the year ended December 31, 2014 increased by 5.9% as compared to the prior year. The increases in management fee expense were due to improvements in our operating results.
Asset Impairment. During the year ended December 31, 2015, we recognized asset impairment charges totaling $6.3 million, primarily representing the write‑down of two parcels of undeveloped land in Las Vegas to their estimated fair values. During the year ended December 31, 2014, we sold approximately 101 acres of land held for development in Reno, Nevada for approximately $2.0 million and recognized an impairment loss of $11.7 million to write down the carrying amount of the land to its estimated fair value less cost to sell. During the year ended December 31, 2013, we recognized a goodwill impairment charge of $1.2 million related to two taverns.
Write-downs and Other Charges, net. Write-downs and other charges, net includes charges such as losses on asset disposals, severance expense and non-routine transactions. Write-downs and other charges, net, for the year ended December 31, 2015 totaled $7.7 million, primarily representing $5.8 million in transaction‑related expenses for the Fertitta Entertainment Acquisition and the proposed IPO. Write-downs and other charges, net for the year ended December 31, 2015 also includes a $0.2 million net gain on disposal of assets, representing $6.7 million in net gains on disposal of land held for development, partially offset by net losses on the disposal of other assets, primarily property and equipment. For the year ended December 31, 2014, write-downs and other charges, net totaled $21.0 million, primarily due to the abandonment of certain assets, including an amphitheater and an outdoor water feature, as well as several restaurant renovation projects. For the year ended December 31, 2013, write-downs and other charges, net totaled $11.9 million, primarily representing net losses on asset disposals.
Interest Expense, net.  The following table presents summarized information about our interest expense (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest cost, net of interest income	$124,197	$133,072	$141,256
Amortization of debt discount and debt issuance costs	18,724	17,923	23,366
Interest expense, net	$142,921	$150,995	$164,622
Interest expense, net, for the year ended December 31, 2015 was $142.9 million as compared to $151.0 million for the prior year. The decrease in interest expense, net as compared to the prior year was primarily due to principal reductions on our $1.6 billion term loan and the impact of the March 2014 repricing of the term loan, which resulted in an interest rate reduction of 75 basis points on that portion of our debt. Interest expense, net, for the year ended December 31, 2014 was $151.0 million as compared to $164.6 million for the prior year. The term loan repricing reduced our cash interest expense by approximately $8.8 million for the year ended December 31, 2014.
Interest expense, net, includes the impact of our interest rate swaps that were designated in cash flow hedging relationships, which effectively converted $920 million of our variable-rate debt to a fixed rate. For the years ended December 31, 2015, 2014 and 2013, interest rate swaps increased our interest expense by $8.5 million, $12.9 million and $13.1 million, respectively. These amounts included deferred losses on discontinued cash flow hedging relationships that were being reclassified from accumulated other comprehensive loss into interest expense while the previously hedged cash flows continued to occur.
Loss on Extinguishment of Debt. During the year ended December 31, 2014, we recognized a $4.1 million loss on extinguishment of debt, primarily related to the March 2014 repricing of our Term Loan Facility. During the year ended December 31, 2013, we recognized a $146.8 million loss on extinguishment of debt, primarily related to the refinancing of approximately $2.1 billion of our then outstanding long-term debt. These losses primarily resulted from the write-off of unamortized debt discounts and debt issuance costs related to previous credit facilities. See Note 10 to the Consolidated Financial Statements for additional information about these transactions.
Gain on Native American Development. For the years ended December 31, 2014 and 2013, we recognized gains as a result of repayments on our advances to Graton Resort. The gains were due to the adjustment of the carrying amount of the advances to fair value upon our adoption of fresh-start reporting in 2011, and our deferral of the return on the advances until the carrying amount had been recovered and the return was realizable. In 2013, we recognized a gain of $17.0 million on the advances, and in 2014 we recognized a gain of $49.1 million when we received the final payment of the remaining amounts due from the Graton Tribe. We have no ongoing contractual obligation related to amounts collected from the Graton Tribe, and the amounts are nonrefundable.
Discontinued Operations. Discontinued operations represents the operating results of Fertitta Interactive, which ceased operating in November 2014. The net loss from discontinued operations for the years ended December 31, 2015, 2014 and 2013 was $0.2 million, $43.4 million and $25.7 million, respectively. See Note 19 to the Consolidated Financial Statements for additional information.

Adjusted EBITDAM
Adjusted EBITDAM for the years ended December 31, 2015, 2014 and 2013 for our two reportable segments, and a reconciliation of Adjusted EBITDAM to income (loss) from continuing operations, is presented below (in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties, and the Native American management segment includes our Native American management arrangements.

	Year Ended December 31,
	2015	2014	2013
Adjusted EBITDAM
Las Vegas operations	$410,301	$379,748	$357,456
Native American management	66,622	46,937	33,194
Reportable Segment Adjusted EBITDAM	476,923	426,685	390,650
Corporate and other	(4,692)	(5,996)	(5,201)
Consolidated Adjusted EBITDAM	472,231	420,689	385,449

Other operating income (expense)
Preopening	(1,165)	(640)	(222)
Depreciation and amortization	(137,474)	(127,766)	(128,754)
Management fee expense	(52,745)	(48,872)	(46,145)
Share-based compensation	(2,613)	(2,790)	(3,416)
Donation to UNLV	(2,500)	—	—
Asset impairment	(6,301)	(11,739)	(1,183)
Write-downs and other charges, net	(7,662)	(20,951)	(11,881)
Adjusted EBITDAM attributable to MPM noncontrolling interest	14,192	13,424	13,274
Other	(537)	(476)	(236)
Operating income and earnings from joint ventures	275,426	220,879	206,886
Other (expense) income
Interest expense, net	(142,921)	(150,995)	(164,622)
Loss on extinguishment of debt	—	(4,132)	(146,787)
Gain on Native American development	—	49,074	16,974
Change in fair value of derivative instruments	(1)	(90)	(291)
Income (loss) from continuing operations	$132,504	$114,736	$(87,840)

The year over year increases in Adjusted EBITDAM are primarily due to improved operating results at our properties, as well as the impact of management and development fees from Graton Resort, as noted in the discussion above.
Adjusted EBITDAM is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDAM is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to operating income, Adjusted EBITDAM is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations excluding management fees, non-cash expenses, financing costs, and other non-operational items. Adjusted EBITDAM includes income from continuing operations plus interest expense, net, depreciation and amortization, management fee expense, preopening, share-based compensation, a donation to UNLV, asset impairment, write-downs and other charges, net, loss on extinguishment of debt, and changes in fair value of derivative instruments, and excludes gain on Native American development and Adjusted EBITDAM attributable to MPM noncontrolling interests. To evaluate Adjusted EBITDAM and the trends it depicts, the components should be considered. Each of these components can significantly affect our results of operations and should be considered in evaluating our operating performance, and the impact of these components cannot be determined from Adjusted EBITDAM. Further, Adjusted EBITDAM does not represent net income or cash flows from operating, financing or investing activities as defined by GAAP and should not be considered as an alternative to net income as an indicator of our operating performance. Additionally, Adjusted EBITDAM does not consider capital expenditures and other investing activities and should not be considered as a measure of our liquidity. In addition, it should be noted that not all gaming companies that report EBITDAM or adjustments to this measure may calculate EBITDAM or such adjustments in the same manner as we do, and therefore our measure of Adjusted EBITDAM may not be comparable to similarly titled measures used by other gaming companies.
Financial Condition and Liquidity
The following financial condition and liquidity discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, potential equity issuances, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, the risks described in Item 1A—Risk Factors.
Our anticipated uses of cash for 2016 are expected to include (i) required principal and interest payments on our indebtedness, totaling approximately $83.7 million and $116.6 million, respectively, including a $43.7 million excess cash flow payment due in April 2016 under the terms of our Credit Facility, (ii) approximately $100 million to $125 million for maintenance and investment capital expenditures, and (iii) distributions to our members and noncontrolling interests. See Acquisition of Fertitta Entertainment below for information about the sources of liquidity we expect to use for our $460 million cash purchase of Fertitta Entertainment.
We believe that cash flows from operations, available borrowings under our Revolving Credit Facility, other debt financings and existing cash balances will be adequate to satisfy our anticipated uses of capital for the next twelve months. We regularly assess our projected capital requirements for capital expenditures, repayment of debt obligations, and payment of other general corporate and operational needs. In the long term, we expect that we will fund our capital requirements with a combination of cash generated from operations, borrowings under our Revolving Credit Facility, and the issuance of new debt or equity as market conditions may permit. However, our cash flow and ability to obtain debt or equity financing on terms that are satisfactory to us, or at all, may be affected by a variety of factors, including competition, general economic and business conditions and financial markets. As a result, we cannot provide any assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.
Capital Resources
Cash
At December 31, 2015, we had $115.1 million in cash and cash equivalents, which is primarily used for the day-to-day operations of our properties.
Revolving Credit Facility
At December 31, 2015, our borrowing availability under our Revolving Credit Facility was $296.8 million, subject to continued compliance with the terms of our Credit Facility, which is net of $20.0 million in outstanding borrowings and $33.2 million in outstanding letters of credit and similar obligations. Subsequent to December 31, 2015, all outstanding borrowings under our Revolving Credit Facility were repaid. Subject to obtaining additional commitments under the Credit Facility, we have the ability to increase our borrowing capacity thereunder in an aggregate principal amount not to exceed the greater of (a) $350 million and (b) an unlimited amount, if certain conditions are met and pro forma first lien leverage is less than or equal to 4.5x.  Our ability to incur additional debt pursuant to such increased borrowing capacity is subject to compliance with the covenants in the Credit Facility and the indenture governing our 7.50% Senior Notes, including pro forma compliance with the financial covenants contained in the Credit Facility and compliance with covenants contained in the Credit Facility and the indenture limiting our ability to incur additional indebtedness.

Cash Flow
Following is a summary of our cash flow information, which includes cash flows of discontinued operations (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash flows provided by (used in):
Operating activities	$321,184	$242,299	$229,123
Investing activities	(76,657)	(41,282)	(93,030)
Financing activities	(251,883)	(215,936)	(127,352)
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
During the year ended December 31, 2015, net cash provided by operating activities totaled $321.2 million, compared to $242.3 million for the prior year. The increase in net cash provided by operating activities for the year ended December 31, 2015 as compared to the prior year is primarily due to improved operating results from our properties and our Native American managed properties as described under Results of Operations above. Additionally, cash paid for interest decreased by $5.6 million for the year ended December 31, 2015 as compared to the prior year as a result of the March 2014 repricing of our Term Loan Facility and a decrease in the principal amount outstanding on our debt.
For the year ended December 31, 2014, net cash provided by operating activities totaled $242.3 million, compared to $229.1 million for the prior year. The increase in net cash provided by operating activities for the year ended December 31, 2014 as compared to the prior year was due to a $12.6 million increase in management fees from Graton Resort, partially offset by an increase of $8.7 million in cash paid for interest on our debt, as well as normal fluctuations in our working capital accounts.
Cash flows from operating activities also reflect normal fluctuations in our working capital accounts. Operating cash flows for the year ended December 31, 2014 and 2013 included $24.9 million and $20.5 million, respectfully, of net cash outflows for discontinued operations. For the year ended December 31, 2015, operating cash flows for discontinued operations were nominal.
Cash Flows from Investing Activities
During the years ended December 31, 2015, 2014 and 2013, we paid $100.0 million, $102.6 million and $86.3 million, respectively, for capital expenditures, consisting primarily of various renovation projects at our properties, information technology equipment purchases and slot machine purchases. During the years ended December 31, 2015, 2014 and 2013, we paid $1.8 million, $2.6 million and $3.6 million, respectively, in reimbursable advances for the North Fork Project.
During the year ended December 31, 2015, we received $26.3 million in proceeds from asset sales, primarily from the sale of land previously held for development. During the year ended December 31, 2014, we received repayments totaling $66.0 million on our advances for Graton Resort, which have now been repaid in full.
Cash Flows from Financing Activities
During the year ended December 31, 2015, we paid $84.1 million in principal payments on our indebtedness and $162.3 million in distributions to our members. For the same period, MPM and Fertitta Interactive paid $10.7 million and $0.2 million, respectively, in distributions to noncontrolling interest holders.
During the year ended December 31, 2014, we paid $71.3 million in principal payments on our indebtedness and $130.3 million in distributions to our members. For the same period, MPM paid $10.1 million in distributions to noncontrolling interest holders and Fertitta Interactive received capital contributions of $10.0 million from noncontrolling interest holders to fund its operations. In addition, we paid $2.5 million in fees and costs related to our March 2014 debt repricing.

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
Restrictive Covenants
Certain customary covenants are included in either the credit agreement governing the Credit Facility or the indenture governing our 7.50% Senior Notes (the “Indenture”) that, among other things and subject to certain exceptions, restrict our ability and the ability of our restricted subsidiaries to incur or guarantee additional debt; create liens on collateral; engage in mergers, consolidations or asset dispositions; pay dividends or distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; engage in lines of business other than our core business and related businesses; or issue certain preferred units.
The credit agreement governing the Credit Facility also includes requirements that we maintain a maximum total leverage ratio ranging from 6.00 to 1.00 at December 31, 2015 to 5.00 to 1.00 in 2017 and a minimum interest coverage ratio of 3.00 to 1.00, provided that a default of the financial ratio covenants shall only become an event of default under the Term Loan Facility if the lenders providing the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. At December 31, 2015, our total leverage ratio was 4.33 to 1.00 and our interest coverage ratio was 4.09 to 1.00, both as defined in the Credit Facility, and we believe we were in compliance with all applicable covenants at December 31, 2015.
In addition to quarterly principal payments of 0.25% of the original principal amount of the Term Loan Facility, we are also required to make prepayments on the Term Loan Facility with a portion of our excess cash flow as follows: (i) 50% of excess cash flow so long as no default has occurred and our total leverage ratio is above 4.50 to 1.00 or a default has occurred and is continuing, (ii) 25% of excess cash flow so long as no default has occurred and our total leverage ratio is less than or equal to 4.50 to 1.00, or (iii) 0% of excess cash flow so long as no default has occurred and our total leverage ratio is less than or equal to 3.50 to 1.00. In addition, subject to certain customary carve-outs and reinvestment provisions, we are required to use all net cash proceeds of asset sales or other dispositions, all proceeds from the issuance or incurrence of additional debt, and all proceeds from the receipt of insurance and condemnation awards to make prepayments on the Term Loan Facility.
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
Acquisition of Fertitta Entertainment
The $460 million purchase price for the Fertitta Entertainment Acquisition is expected to be funded primarily by a portion of the proceeds from the proposed IPO and we expect to fund the balance of the purchase price by incurring additional debt.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities nor do we have any derivative arrangements other than the previously discussed interest rate swap. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2015, we had outstanding letters of credit and similar obligations totaling $33.2 million.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2015 (amounts in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Long-term debt (a)	$83,697	$220,902	$1,314,664	$522,030	$2,141,293
Interest on long-term debt and interest rate swap (b)	116,626	204,557	142,122	9,131	472,436
Operating leases	9,143	18,083	19,083	392,245	438,554
Other (c)	37,630	8,975	790	90	47,485
Total contractual cash obligations	$247,096	$452,517	$1,476,659	$923,496	$3,099,768
___________________________________

(a)
Includes scheduled principal payments and estimated excess cash flow payments on long-term debt outstanding at December 31, 2015. Additional information about our long-term debt is included in Note 10 to the Consolidated Financial Statements. The amount due in less than one year includes a $43.7 million excess cash flow payment on our Term Loan which we expect to pay by April 2016.

(b)
Includes contractual interest payments on fixed and variable rate long-term debt outstanding at December 31, 2015 based on outstanding amounts and interest rates in effect at that date, and projected cash payments on our interest rate swap.

(c)	Includes employment contracts, long-term stay-on agreements, open purchase orders, natural gas purchase contracts, equipment purchase obligations and other long term obligations.
Inflation
We do not believe that inflation has had a significant impact on our revenues, results of operations or cash flows in the last three fiscal years.
Native American Development
We have development and management agreements with the Mono, a federally recognized Native American tribe located near Fresno, California, pursuant to which we will assist the Mono in developing, financing and operating a gaming and entertainment facility to be located on Highway 99 north of the city of Madera, California. See Note 7 to the Consolidated Financial Statements for additional information.
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
The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The legislature is not currently in session, and there are no specific proposals to increase gaming taxes. There are no assurances that an increase in gaming taxes will not be proposed and passed by the Nevada Legislature in the future.

Description of Certain Indebtedness
Long-term Debt
A description of our indebtedness is included in Note 10 to the Consolidated Financial Statements.
Derivative Instruments
We use interest rate swaps to manage our exposure to interest rate risk. At December 31, 2015, we had one variable-to-fixed interest rate swap with a notional amount of $920 million which matures in 2017 and effectively fixes the interest rate on $920 million of our variable-rate debt to a fixed rate of 5.02%. At December 31, 2015, we paid a fixed interest rate of 1.77% and received a variable interest rate of 1.00% on our interest rate swap, which is the LIBOR floor stipulated in the agreements. For the year ended December 31, 2015, interest rate swaps increased our interest expense by $8.5 million. The changes in fair value of the effective portion of our designated interest rate swap are recognized in other comprehensive income, and the changes in fair value of any ineffective portion of our designated interest rate swap are recognized in change in fair value of derivative instruments as they occur.
Prior to March 2013, a portion of one our interest rate swaps was not designated in a hedging relationship. Changes in its fair value were recorded to change in fair value of derivative instruments as they occurred. At December 31, 2015, 2014 and 2013, all of our interest rate swaps were designated as cash flow hedges. See Note 11 to the Consolidated Financial Statements for further information about our derivative and hedging activities and the related accounting.
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
Long-Lived Assets
Our business is capital intensive and a significant portion of our capital is invested in property and equipment and other long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our long-lived assets by estimating the future cash flows the asset is expected to generate, and comparing these estimated cash flows, on an undiscounted basis, to the carrying amount of the asset. If the carrying amount is greater, the asset is considered to be impaired, and we recognize an impairment charge equal to the amount by which the carrying amount of the asset exceeds its fair value. We test our long-lived assets for impairment at the reporting unit level, and each of our operating properties is considered a separate reporting unit.
Inherent in the calculation of fair values are various estimates and assumptions, including estimates of future cash flows expected to be generated by an asset or asset group. We base our cash flow estimates on the current regulatory, political and economic climates in the areas where we operate, recent operating information and projections for our properties. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, changes in consumer preferences, or events affecting various forms of travel and access to our properties. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. The most significant assumptions used in determining cash flow estimates include forecasts of future operating results, EBITDA margins, tax rates, capital expenditures, depreciation expense, working capital requirements, long-term growth rates and terminal year free cash flows. Cash flow estimates and their impact on fair value are highly sensitive to changes in many of these assumptions. If our ongoing estimates of future cash flows are not met, we may be required to record impairment charges in the future.
Property and Equipment. At December 31, 2015, the carrying amount of our property and equipment was approximately $2.11 billion, which represents approximately 73.2% of our total assets. We make estimates and assumptions when accounting for property and equipment. We compute depreciation using the straight-line method over the estimated useful lives of the assets, and our depreciation expense is highly dependent on the assumptions we make about the estimated useful lives of our assets. We estimate the useful lives of our property and equipment based on our experience with similar assets and our estimate of the usage of the asset. Whenever events or circumstances occur that change the estimated useful life of an asset, we account for the change prospectively. We must also make judgments about the capitalization of costs. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. If an asset or asset group is disposed or retired before the end of its previously estimated useful life, we may be required to accelerate our depreciation expense or recognize a loss on disposal.
Goodwill. We test our goodwill for impairment during the fourth quarter of each year, and we perform interim goodwill impairment tests whenever events or changes in circumstances indicate that our goodwill may be impaired. We perform our goodwill impairment testing at the reporting unit level, and we consider each of our operating properties to be a reporting unit. We test goodwill for impairment by comparing the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its estimated fair value, then the goodwill of the reporting unit may be impaired. To measure goodwill impairment, if any, we estimate the implied fair value of the reporting unit’s goodwill by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess. We estimate the fair value of a reporting unit using the present value of expected future cash flows along with value indications provided by the current valuation multiples of comparable publicly traded companies. The estimation of the fair value of a reporting unit requires management to make critical estimates, assumptions and judgments, including estimating the expected future cash flows and selecting appropriate discount rates, valuation multiples and market comparables. Application of alternative estimates and assumptions could produce significantly different results.
At December 31, 2015, our goodwill totaled $195.7 million. Approximately 86.8% of our goodwill is associated with one of our properties. As of our 2015 annual goodwill testing date, the estimated fair value of this property exceeded its carrying amount by approximately 32%. If the fair value of this property should decline in the future, we may be required to recognize a goodwill impairment charge, which could be material. Several of our other properties also have goodwill. The fair values of each of those properties exceeded their carrying amounts by at least 30%. Future declines in the fair values of any of those properties could also result in goodwill impairment charges. A property’s fair value may decline as a result of a decrease in the property’s actual or projected operating results or changes in significant assumptions and judgments used by management in the estimation process, including the discount rate and market multiple.
Indefinite-Lived Intangible Assets. Our indefinite-lived intangible assets primarily represent the value of our brands. At December 31, 2015, the carrying amount of our indefinite-lived intangible assets totaled approximately $77.5 million. Indefinite-lived intangible assets are not amortized unless management determines that their useful life is no longer indefinite. We test our indefinite-lived intangible assets for impairment during the fourth quarter of each year, and whenever events or changes in circumstances indicate that an asset may be impaired, by comparing the carrying amount of the asset to its estimated fair value. If the carrying amount of the asset exceeds its estimated fair value, we recognize an impairment charge equal to the excess. We estimate the fair value of our brands using a derivation of the income approach to valuation based on estimated royalties avoided through ownership of the assets. The fair values of certain of our properties’ indefinite lived intangible assets is highly sensitive to changes in projected operating results. Accordingly, any decrease in the projected operating results of a property could require us to recognize an impairment charge, which could be material.
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
Our management contract intangible assets represent the value associated with management agreements under which we provide management services to various casino properties, primarily Native American casinos which we have developed or are currently developing. We estimated the fair values of our management contract intangible assets using discounted cash flow techniques based on future cash flows expected to be received in exchange for providing management services. We amortize our management contract intangible assets using the straight-line method over their expected useful lives, which is generally equal to the initial term of the management agreement. We begin recognizing amortization expense when the managed property commences operations and management fees are being earned. The recoverability of our management contract intangible assets is dependent upon the operating results of the managed casinos and the likelihood that the casino project we are currently developing is successfully completed.
Our customer relationship intangible assets represent the value associated with our rated casino guests. We estimated the fair values of our customer relationship intangible assets using a variation of the cost approach. The recoverability of our customer relationship intangible assets could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, declines in customer spending which would impact the expected future cash flows associated with the rated casino guests, declines in the number of customer visits which could impact the expected attrition rate of the rated casino guests, and erosion of operating margins associated with rated casino guests.
Native American Development Costs. We incur certain costs associated with our development and management agreements with Native American tribes (the “Tribes”) which are reimbursable by the Tribes, and we capitalize these costs as long-term assets. The assets are typically transferred to the Tribe at such time as the Tribe secures third-party financing, or the gaming facility is completed. We earn a return on the costs incurred for the acquisition and development of Native American projects. Due to the uncertainty surrounding the estimated cost to complete and the collectability of the stated return, we account for the return using the cost recovery method. Recognition of the return is deferred until the assets are transferred to the Tribe, the carrying amount of the assets has been fully recovered, and the return has been collected or is realizable. Development costs and the related return are typically repaid by the Tribes from a project’s third-party financing or from operating cash flows of the casino after opening. Accordingly, the recoverability of our development costs is highly dependent upon the Tribe’s success in obtaining third-party financing and our ability to operate the project successfully upon its completion. Our evaluation of the recoverability of our Native American development costs requires us to apply a significant amount of judgment.
We evaluate our Native American development costs for impairment whenever events or changes in circumstances indicate that the carrying amount of the project might not be recoverable, taking into consideration all available information. Among other things, we consider the status of the project, any contingencies, the achievement of milestones, any existing or potential litigation and regulatory matters when evaluating our Native American projects for impairment. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying amount of the asset. If the undiscounted expected future cash flows for a project do not exceed its carrying amount, then the asset is written down to its estimated fair value. We estimate a project’s fair value using a discounted cash flow model and market comparables, when available. Our estimate of the undiscounted future cash flows of a Native American development project is based on consideration of all positive and negative evidence about the future cash flow potential of the project including, but not limited to, the likelihood that the project will be successfully completed, the status of required approvals, and the status and timing of the construction of the project, as well as current and projected economic, political, regulatory and competitive conditions that may adversely impact the project’s operating results. In certain circumstances, we may discontinue funding of a project due to a revision of its expected potential, or otherwise determine that our advances are not recoverable and as a result, we may be required to write off the entire carrying amount of a project. See Note 7 to the Consolidated Financial Statements for additional information about the status of our Native American development activities.
Player Rewards Program
We have a player rewards program (the “Rewards Program”) which allows customers to earn points based on their gaming activity. Points may be redeemed at all of our Las Vegas area properties for cash, free slot play, food and beverage at any of our restaurants and bars, rooms, entertainment and merchandise. We record a liability for the estimated cost of outstanding points earned under the Rewards Program that we believe will ultimately be redeemed. We record the estimated cost of points expected to be redeemed for cash and free slot play under the Rewards Program as a reduction of casino revenue. The estimated cost of points expected to be redeemed for food, beverage, rooms, entertainment and merchandise is charged to casino expense. Cost is estimated based on assumptions about the mix of goods and services for which points will be redeemed and the incremental departmental cost of providing the goods and services.
Self-Insurance Reserves
We are currently self-insured up to certain stop loss amounts for workers’ compensation and general liability costs. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not reported. In estimating these accruals, we evaluate historical loss experience and make judgments about the expected levels of costs per claim. We believe changes in medical costs, trends in claims of our employee base, accident frequency and severity and other factors could materially affect our estimates for these liabilities. We continually monitor changes in employee demographics, incident and claim type, evaluate our self-insurance accruals, and adjust our accruals based on our evaluation of these qualitative data points.
Derivative Instruments
We enter into interest rate swaps in order to manage interest rate risks associated with our debt. We recognize our derivative instruments at fair value in our Consolidated Balance Sheets as either assets or liabilities. The fair values of interest rate swaps are subject to significant estimation and a high degree of variability between periods. A description of the assumptions we used in estimating the fair value of interest rate swaps is included in Item 7A. Quantitative And Qualitative Disclosures About Market Risk. Fluctuations in interest rates can cause the fair values of interest rate swaps to change each reporting period. The accounting for changes in the fair value of derivative instruments (i.e. gains or losses) depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to qualify for hedge accounting. Our interest rate swap is intended to hedge our exposure to variability in expected future cash flows related to interest payments on our debt, and at December 31, 2015, our interest rate swap qualified for and was designated in a cash flow hedging relationship. See Note 11 to the Consolidated Financial Statements for additional information about our derivative and hedging activities.
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
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term and short-term borrowings and by using interest rate swaps to hedge against the earnings effects of interest rate fluctuations. Borrowings under our credit agreements bear interest at a margin above LIBOR or base rate (each as defined in the credit agreements) as selected by us. The total amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time.
At December 31, 2015, $1.60 billion of the borrowings under our credit agreements were based on variable rates, primarily LIBOR, plus applicable margins of 2.50% to 3.50%. The LIBOR rate underlying our LIBOR-based borrowings outstanding under our Credit Facility was 1.00%, which is the LIBOR floor stipulated in the agreement. The LIBOR rate underlying the borrowings under our Restructured Land Loan was 0.42% at December 31, 2015. The weighted-average interest rates for variable-rate debt shown in the long-term debt table below are calculated using the rates in effect at December 31, 2015. We cannot predict the LIBOR or base rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings at December 31, 2015, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $3.7 million, after giving effect to our interest rate swap and the 1.00% LIBOR floor described above.
We are also exposed to interest rate risk related to our interest rate swap agreement which we use to hedge a portion of our variable-rate debt. At December 31, 2015, we had one variable-to-fixed interest rate swap with a notional amount of $920 million which effectively hedged a portion of the interest rate risk on borrowings under our credit agreements. Our interest rate swap, which is designated as a cash flow hedge, is matched with specific debt obligations and qualifies for hedge accounting. We do not use derivative financial instruments for trading or speculative purposes. Interest differentials resulting from our designated interest rate swap agreement are recorded on an accrual basis as an adjustment to interest expense. Interest rate movements also affect the fair value of our interest rate swap, which is reflected within non-current liabilities in our Consolidated Balance Sheets at December 31, 2015.
The fair value of our interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. This analysis reflects the contractual terms of the agreement, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement. Fair value is subject to significant estimation and a high degree of variability between periods; however, to the extent that the interest rate swap is effective in hedging the designated risk, the changes in the fair value of the interest rate swap is deferred in other comprehensive income on our Consolidated Balance Sheets. Certain future events, including prepayment, refinancing or acceleration of the hedged debt, could cause all or a portion of this hedge to become ineffective. The changes in the fair value of ineffective portions of our interest rate swap are recognized in our Consolidated Statements of Operations in the period of change. In addition, we are exposed to credit risk should the counterparty fail to perform under the terms of the interest rate swap agreement; however, we seek to minimize our exposure to this risk by entering into interest rate swap agreements with highly rated counterparties, and we do not believe we were exposed to significant credit risk at December 31, 2015.
Following is information about future principal maturities, excluding original issue discounts, of our long-term debt and the related weighted-average contractual interest rates in effect at December 31, 2015 (dollars in millions):

	Expected maturity date
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate	$3.7	$3.3	$3.1	$2.9	$3.0	$522.0	$538.0	$553.1
Weighted-average interest rate	4.93%	4.57%	4.25%	4.00%	4.00%	7.33%

Variable rate (a)	$80.0	$162.9	$51.6	$16.3	$1,292.5	$—	$1,603.3	$1,551.2
Weighted-average interest rate	4.69%	4.02%	4.25%	4.25%	4.25%	—%
____________________________________
(a) Based on variable interest rates and margins in effect at December 31, 2015.
Following is information about the notional amount and interest rate by contractual maturity date for our interest rate swap agreement, as well as the fair value of the liability at December 31, 2015 (dollars in millions):

	Expected maturity date
	2016	2017	2018	2019	2020	Thereafter	Total	Fair value
Interest rate swap:
Notional amount	$47.1	$872.8	$—	$—	$—	$—	$919.9	$8.3
Fixed interest rate payable (a)	1.77%	1.77%	—%	—%	—%	—%	1.77%
Variable interest rate receivable (b)	1.00%	1.00%	—%	—%	—%	—%	1.00%
________________________________________________

(a)	Represents the actual fixed interest rate payable on our interest rate swap at December 31, 2015.

(b)	At December 31, 2015, the receive rate on our interest rate swap is equal to 1.00% which is the LIBOR floor stipulated in the agreement.
Additional information about our long-term debt and interest rate swap is included in Notes 10 and 11 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Managers and Members of Station Casinos LLC:

We have audited the accompanying consolidated balance sheets of Station Casinos LLC (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), members’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Station Casinos LLC at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 29, 2016

STATION CASINOS LLC CONSOLIDATED BALANCE SHEETS (amounts in thousands, except units data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$115,149	$121,965
Restricted cash	—	1,067
Receivables, net	35,121	34,852
Inventories	10,329	9,960
Prepaid gaming tax	19,504	19,426
Prepaid expenses and other current assets	8,702	7,538
Current assets of discontinued operations	197	1,746
Assets held for sale	21,020	—
Total current assets	210,022	196,554
Property and equipment, net	2,110,125	2,135,908
Goodwill	195,676	195,676
Intangible assets, net	149,997	168,332
Land held for development	163,700	202,222
Investments in joint ventures	13,991	18,180
Native American development costs	11,908	9,619
Other assets, net	26,241	25,862
Total assets	$2,881,660	$2,952,353
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$24,177	$25,938
Accrued interest payable	13,281	15,049
Other accrued liabilities	135,636	123,297
Current portion of long-term debt	83,697	80,892
Current liabilities of discontinued operations	113	366
Total current liabilities	256,904	245,542
Long-term debt, less current portion	1,998,671	2,043,719
Deficit investment in joint venture	2,255	2,339
Interest rate swaps and other long-term liabilities	15,156	15,585
Total liabilities	2,272,986	2,307,185
Commitments and contingencies (Note 18)
Members’ equity:
Voting units; 100 units authorized, issued and outstanding	—	—
Non-voting units; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	567,897	653,843
Accumulated other comprehensive loss	(5,303)	(7,099)
Retained earnings (accumulated deficit)	25,295	(27,750)
Total Station Casinos LLC members’ equity	587,889	618,994
Noncontrolling interest	20,785	26,174
Total members’ equity	608,674	645,168
Total liabilities and members’ equity	$2,881,660	$2,952,353

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating revenues:
Casino	$922,154	$897,361	$882,241
Food and beverage	251,235	239,212	235,722
Room	122,888	112,664	105,630
Other	69,728	70,522	67,431
Management fees	88,859	68,782	59,758
Gross revenues	1,454,864	1,388,541	1,350,782
Promotional allowances	(102,729)	(96,925)	(94,645)
Net revenues	1,352,135	1,291,616	1,256,137
Operating costs and expenses:
Casino	347,509	341,490	339,651
Food and beverage	162,722	157,191	161,790
Room	46,559	45,479	43,062
Other	25,454	28,979	26,580
Selling, general and administrative	289,927	288,667	291,586
Preopening	1,165	640	222
Depreciation and amortization	137,474	127,766	128,754
Management fee expense	52,745	48,872	46,145
Impairment of goodwill	—	—	1,183
Asset impairment	6,301	11,739	—
Write-downs and other charges, net	7,662	20,951	11,881
	1,077,518	1,071,774	1,050,854
Operating income	274,617	219,842	205,283
Earnings from joint ventures	809	1,037	1,603
Operating income and earnings from joint ventures	275,426	220,879	206,886
Other (expense) income:
Interest expense, net	(142,921)	(150,995)	(164,622)
Loss on extinguishment of debt	—	(4,132)	(146,787)
Gain on Native American development	—	49,074	16,974
Change in fair value of derivative instruments	(1)	(90)	(291)
	(142,922)	(106,143)	(294,726)
Income (loss) from continuing operations	132,504	114,736	(87,840)
Discontinued operations	(166)	(43,410)	(25,653)
Net income (loss)	132,338	71,326	(113,493)
Less: net income (loss) attributable to noncontrolling interests	5,594	(11,955)	(9,067)
Net income (loss) attributable to Station Casinos LLC	$126,744	$83,281	$(104,426)

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (amounts in thousands)

	Year Ended December 31,
	2015	2014	2013

Net income (loss)	$132,338	$71,326	$(113,493)
Other comprehensive income:
Unrealized gain on interest rate swaps:
Unrealized (loss) gain arising during period	(6,851)	(7,999)	772
Reclassification of unrealized loss into income	8,548	12,896	13,133
Unrealized gain on interest rate swaps, net	1,697	4,897	13,905
Unrealized gain (loss) on available-for-sale securities:
Unrealized loss arising during the period	(102)	(63)	(166)
Reclassification of other-than-temporary impairment of available-for-sale securities into operations	201	—	—
Unrealized gain (loss) on available-for-sale securities, net	99	(63)	(166)
Other comprehensive income	1,796	4,834	13,739
Comprehensive income (loss)	134,134	76,160	(99,754)
Less comprehensive income (loss) attributable to noncontrolling interests	5,594	(11,955)	(9,067)
Comprehensive income (loss) attributable to Station Casinos LLC	$128,540	$88,115	$(90,687)

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY (amounts in thousands)

	Voting units	Non-voting units	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total Station Casinos LLC members’ equity	Noncontrolling interest	Total members’ equity
Balances, December 31, 2012	$—	$—	$826,109	$(25,672)	$(6,605)	$793,832	$45,029	$838,861
Unrealized gain on interest rate swaps	—	—	—	13,905	—	13,905	—	13,905
Unrealized loss on available-for-sale securities	—	—	—	(166)	—	(166)	—	(166)
Share-based compensation	—	—	3,416	—	—	3,416	95	3,511
Capital contributions from noncontrolling interests	—	—	—	—	—	—	15,316	15,316
Redemption of noncontrolling interests	—	—	(1,673)	—	—	(1,673)	(3,634)	(5,307)
Distributions	—	—	(46,480)	—	—	(46,480)	(10,204)	(56,684)
Net loss	—	—	—	—	(104,426)	(104,426)	(9,067)	(113,493)
Balances, December 31, 2013	—	—	781,372	(11,933)	(111,031)	658,408	37,535	695,943
Unrealized gain on interest rate swaps, net	—	—	—	4,897	—	4,897	—	4,897
Unrealized loss on available-for-sale securities	—	—	—	(63)	—	(63)	—	(63)
Share-based compensation	—	—	2,790	—	—	2,790	23	2,813
Capital contributions from noncontrolling interests	—	—	—	—	—	—	9,969	9,969
Liquidation of Fertitta Interactive	—	—	—	—	—	—	696	696
Distributions	—	—	(130,319)	—	—	(130,319)	(10,094)	(140,413)
Net income (loss)	—	—	—	—	83,281	83,281	(11,955)	71,326
Balances, December 31, 2014	—	—	653,843	(7,099)	(27,750)	618,994	26,174	645,168
Unrealized gain on interest rate swaps, net	—	—	—	1,697	—	1,697	—	1,697
Unrealized gain on available-for-sale securities, net	—	—	—	99	—	99	—	99
Share-based compensation	—	—	2,613	—	—	2,613	—	2,613
Distributions	—	—	(88,559)	—	(73,699)	(162,258)	(10,983)	(173,241)
Net income	—	—	—	—	126,744	126,744	5,594	132,338
Balances, December 31, 2015	$—	$—	$567,897	$(5,303)	$25,295	$587,889	$20,785	$608,674

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$132,338	$71,326	$(113,493)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	137,474	131,848	133,849
Change in fair value of derivative instruments	1	90	291
Amortization of deferred losses on derivative instruments	8,548	12,896	11,064
Write-downs and other charges, net	1,861	18,309	9,966
Impairment of goodwill	—	5,562	1,183
Asset impairment	6,301	27,688	258
Amortization of debt discount and debt issuance costs	18,724	17,923	23,366
Interest—paid in kind	4,254	4,158	4,115
Share-based compensation	2,613	2,808	3,495
Earnings from joint ventures	(809)	(1,037)	(1,603)
Distributions from joint ventures	1,686	1,877	1,623
Gain on Native American development	—	(49,074)	(16,974)
Loss on extinguishment of debt	—	4,132	148,253
Changes in assets and liabilities:
Restricted cash	1,067	—	913
Receivables, net	332	(6,678)	2,712
Inventories and prepaid expenses	(2,407)	(76)	(1,585)
Accounts payable	5,191	2,873	(3,573)
Accrued interest payable	(1,593)	(1,755)	13,581
Other accrued liabilities	2,724	(3,676)	14,745
Other, net	2,879	3,105	(3,063)
Net cash provided by operating activities	321,184	242,299	229,123
Cash flows from investing activities:
Capital expenditures, net of related payables	(99,995)	(102,649)	(86,288)
Proceeds from asset sales	26,329	2,739	3,468
Investment in joint ventures	(141)	(5,811)	(4,598)
Distributions in excess of earnings from joint ventures	971	1,019	315
Proceeds from repayment of Native American development costs	—	66,048	—
Native American development costs	(1,827)	(2,630)	(3,551)
Other, net	(1,994)	2	(2,376)
Net cash used in investing activities	(76,657)	(41,282)	(93,030)

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Proceeds from issuance of 7.50% Senior Notes	—	—	499,935
Repayment of Senior Notes	—	—	(625,000)
Borrowings under credit agreements with original maturity dates greater than three months	—	—	1,611,622
Borrowings (payments) under credit agreements with original maturities of three months or less, net	20,000	—	(5,000)
Payments under credit agreements with original maturities greater than three months	(80,434)	(68,129)	(1,513,248)
Distributions to members and noncontrolling interests	(173,241)	(140,413)	(56,684)
Payment of debt issuance costs	—	(2,454)	(35,902)
Payments on derivative instruments with other-than-insignificant financing elements	(8,947)	(10,980)	(9,039)
Capital contributions from noncontrolling interests	—	9,969	15,316
Other, net	(9,261)	(3,929)	(9,352)
Net cash used in financing activities	(251,883)	(215,936)	(127,352)

Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
(Decrease) increase in cash and cash equivalents	(7,356)	(14,919)	8,741
Balance, beginning of year	122,702	137,621	128,880
Balance, end of year	$115,346	$122,702	$137,621

Supplemental cash flow disclosures:
Cash paid for interest	$120,206	$127,868	$117,240
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$19,886	$17,360	$11,492
Issuance of note payable with option by Fertitta Interactive in exchange for redemption of noncontrolling interest	$—	$—	$4,600

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Background
Station Casinos LLC, a Nevada limited liability company (the “Company” or “Station”), is a gaming, development and management company that owns and operates nine major hotel/casino properties and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. The Company also manages a casino in Sonoma County, California, which opened in November 2013, and a casino in Allegan County, Michigan, both on behalf of Native American tribes.
Station was formed in 2010 to acquire substantially all of the assets of Station Casinos, Inc. (“STN”) and Green Valley Ranch Gaming LLC pursuant to Chapter 11 plans of reorganization, which became effective on June 17, 2011. Also on June 17, 2011, the Company entered into various new or amended credit agreements, and entered into 25-year management agreements with subsidiaries of Fertitta Entertainment LLC (“Fertitta Entertainment”) for management of the Company. See Note 17 for additional information about the Fertitta Entertainment management agreements.
In accordance with the accounting guidance for reorganizations, on June 17, 2011, the Company adopted fresh-start reporting and reset the historical net book values of its assets and liabilities to their estimated fair values by assigning the Company’s reorganization value to its assets and liabilities at the adoption date, with the excess recognized as goodwill.
Acquisition of Fertitta Entertainment
On October 13, 2015, the Company entered into a membership interest purchase agreement to acquire all of the outstanding membership interests of Fertitta Entertainment for $460 million in cash, less amounts paid by the Company in satisfaction of indebtedness of Fertitta Entertainment on the closing date, and subject to reduction based on the amount, if any, of Fertitta Entertainment’s liabilities assumed by the Company (the “Fertitta Entertainment Acquisition”). The terms of the Fertitta Entertainment Acquisition were negotiated on behalf of the Company and approved by a special committee of the Company’s Board of Managers with the assistance and counsel of independent legal and financial advisors retained by such special committee.
The Fertitta Entertainment Acquisition is conditioned upon an initial public offering of Red Rock Resorts, Inc., a newly formed affiliate (the “IPO”), and the purchase price for the acquisition is expected to be funded primarily by a portion of the proceeds from the proposed IPO. The balance of the purchase price is expected to be funded by incurring additional debt. Both the Company and the sellers have agreed, following the closing, to indemnify each other for losses arising from certain breaches of the representations, warranties and covenants contained in the purchase agreement and for certain other liabilities, subject to certain limitations.
The consummation of the Fertitta Entertainment Acquisition, which has been unanimously approved by the Company’s Board of Managers, is subject to certain closing conditions, including, among other things, the closing of the proposed IPO. There can be no assurance that the Fertitta Entertainment Acquisition will be consummated. Following the consummation of the Fertitta Entertainment Acquisition, Fertitta Entertainment and its subsidiaries will be wholly-owned subsidiaries of the Company. At the closing of the Fertitta Entertainment Acquisition, Fertitta Entertainment is not expected to have material assets other than the management agreements for the Company’s business and its workforce. In connection with the Fertitta Entertainment Acquisition, the Company expects to terminate the management agreements between the Company and Fertitta Entertainment by mutual agreement for no additional consideration and assume or enter into new employment agreements or other employment relationships with the Company’s executive officers and other individuals who are employed by Fertitta Entertainment and provided services to the Company through the management agreements prior to the consummation of the Fertitta Entertainment Acquisition.
The Company and Fertitta Entertainment are controlled by brothers Frank J. Fertitta III, the Company's Chief Executive Officer and a member of its Board of Managers, and Lorenzo J. Fertitta, a member of the Company's Board of Managers, who collectively hold a majority of the voting and economic interests of both entities. The Fertitta Entertainment Acquisition constitutes an acquisition of an entity under common control which will be accounted for at historical cost in a manner similar to a pooling of interests. The excess of the purchase price over the historical cost of the net assets acquired will be treated as a deemed distribution for accounting purposes.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.         Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
The amounts shown in the accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries and MPM Enterprises, LLC (“MPM”), which is a 50% owned, consolidated variable interest entity (“VIE”). All significant intercompany accounts and transactions have been eliminated. Investments in all other 50% or less owned affiliated companies are accounted for using the equity method.
Certain amounts in the consolidated financial statements for the previous years have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Significant estimates incorporated into the Company’s consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated cash flows and other factors used in assessing the recoverability of goodwill, intangible assets and other long-lived assets, the estimated fair values of certain assets related to write-downs and impairments, the estimated reserve for self-insured insurance claims, the estimated costs associated with the Company’s player rewards program, and the estimated liabilities related to litigation, claims and assessments. Actual results could differ from those estimates.
Discontinued Operations
During the fourth quarter of 2014, the Company’s majority-owned consolidated subsidiary, Fertitta Interactive LLC (“Fertitta Interactive”), ceased operations. The results of operations of Fertitta Interactive are reported in discontinued operations in the Consolidated Statements of Operations for all years presented, and the assets and liabilities of Fertitta Interactive are reported separately in the Consolidated Balance Sheets. The Consolidated Statements of Cash Flows have not been adjusted for discontinued operations. See Note 19 for additional information.
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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value primarily because of the short maturities of these instruments.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and investments purchased with an original maturity of 90 days or less.
Receivables, Net and Credit Risk
Receivables, net consist primarily of casino, hotel, ATM, cash advance, retail, management fees and other receivables, which are typically non-interest bearing.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Receivables are initially recorded at cost and an allowance for doubtful accounts is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is estimated based on a specific review of customer accounts, historical collection experience, the age of the receivable and other relevant factors. Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received. At December 31, 2015 and 2014, the allowance for doubtful accounts was $1.4 million and $1.7 million, respectively. Management believes there are no significant concentrations of credit risk.
Inventories
Inventories primarily represent food and beverage items and retail merchandise which are stated at the lower of cost or market. Cost is determined on a weighted-average basis.
Assets Held for Sale
The Company classifies assets as held for sale when an asset or asset group meets all of the held for sale criteria in the accounting guidance for impairment and disposal of long-lived assets. Assets held for sale are initially measured at the lower of carrying amount or fair value less cost to sell. At December 31, 2015, assets held for sale represented certain undeveloped land in Las Vegas that is expected to be sold within one year.
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
Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Construction in progress is related to the construction or development of property and equipment that has not yet been placed in service for its intended use. Depreciation and amortization of property and equipment commences when the asset is placed in service. When an asset is retired or otherwise disposed, the related cost and accumulated depreciation are removed from the accounts and the gain or loss on disposal is recognized within write-downs and other charges, net. Assets recorded under capital leases are included in property and equipment and amortization of assets recorded under capital leases is included in depreciation expense and accumulated depreciation.
The Company makes estimates and assumptions when accounting for capital expenditures. The Company’s depreciation expense is highly dependent on the assumptions made for the estimated useful lives of its assets. Useful lives are estimated by the Company based on its experience with similar assets and estimates of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, the Company accounts for the change prospectively.
Native American Development Costs
The Company incurs certain costs associated with development and management agreements entered into with Native American tribes (the “Tribes”). In accordance with the accounting guidance for real estate, costs for the acquisition and related development of land and the casino facilities are capitalized as long-term assets. The Company capitalizes interest on Native American development projects when activities are in progress to prepare the asset for its intended use. The assets are typically transferred to the Tribe when the Tribe secures third-party financing or the gaming facility is completed. Upon transfer of the assets to the Tribe, a long-term receivable is recognized in an amount equal to any remaining carrying amount that has not yet been recovered from the Tribe.
The Company earns a return on the costs incurred for the acquisition and development of Native American development projects. Due to the uncertainty surrounding the estimated costs to complete and the collectability of the stated return, the Company accounts for the return earned on Native American development costs using the cost recovery method described in the accounting guidance for real estate sales. In accordance with the cost recovery method, recognition of the return is deferred until the assets are transferred to the Tribe, the carrying amount of the assets has been fully recovered and the return is realizable. Repayment of the advances and the return typically is funded from the Tribe’s third-party financing, from the cash flows of the gaming facility, or both.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company evaluates its Native American development costs for impairment whenever events or changes in circumstances indicate that the carrying amount of a project might not be recoverable, taking into consideration all available information. Among other things, the Company considers the status of the project, any contingencies, the achievement of milestones, any existing or potential litigation, and regulatory matters when evaluating its Native American projects for impairment. If an indicator of impairment exists, the Company compares the estimated future cash flows of the project, on an undiscounted basis, to its carrying amount. If the undiscounted expected future cash flows do not exceed the carrying amount, the asset is written down to its estimated fair value, which is typically estimated based on a discounted future cash flow model or market comparables, when available. The Company estimates the undiscounted future cash flows of a Native American development project based on consideration of all positive and negative evidence about the future cash flow potential of the project including, but not limited to, the likelihood that the project will be successfully completed, the status of required approvals, and the status and timing of the construction of the project, as well as current and projected economic, political, regulatory and competitive conditions that may adversely impact the project’s operating results.
Goodwill
The Company’s goodwill primarily resulted from the adoption of fresh-start reporting in 2011. The Company tests its goodwill for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of the Company’s operating properties is considered a separate reporting unit.
The Company’s annual goodwill impairment testing utilizes a two-step process. In the first step, the estimated fair value of each reporting unit is compared with its carrying amount, including goodwill. The fair value of each reporting unit is estimated using the expected present value of future cash flows along with value indications based on the current valuation multiples of comparable publicly traded companies. If the carrying amount of the reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the Company estimates the implied fair value of the reporting unit’s goodwill by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess.
The estimation of fair values involves significant judgment by management. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from such estimates. Cash flow estimates are based on the current regulatory, political and economic climates, recent operating information and projections. Such estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, competition, events affecting various forms of travel and access to the Company’s properties, and other factors. If the Company’s estimates of future cash flows are not met, it may have to record impairment charges in the future.
Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets primarily represent brands. The fair value of the Company’s brands is estimated using a derivation of the income approach to valuation, based on estimated royalties avoided through ownership of the assets, utilizing market indications of fair value. The Company tests its indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that an asset is impaired. Indefinite-lived intangible assets are not amortized unless it is determined that an asset’s useful life is no longer indefinite. The Company periodically reviews its indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If an indefinite-lived intangible asset no longer has an indefinite life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.
Finite-Lived Intangible Assets
The Company’s finite-lived intangible assets primarily represent assets related to its management contracts and customer relationships, which are amortized over their estimated useful lives using the straight-line method. The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.
The Company’s customer relationship intangible asset primarily represents the value associated with its rated casino guests. The initial fair value of the customer relationship intangible asset was estimated based on a variation of the cost approach. The recoverability of the Company’s customer relationship intangible asset could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, declines in customer spending which would

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impact the expected future cash flows associated with the rated casino guests, declines in the number of customer visits which could impact the expected attrition rate of the rated casino guests, and erosion of operating margins associated with rated casino guests. Should events or changes in circumstances cause the carrying amount of the customer relationship intangible asset to exceed its estimated fair value, an impairment charge in the amount of the excess would be recognized.
The Company’s management contract intangible assets represent the value associated with agreements under which the Company provides management services to various casino properties, primarily Native American casinos which it has developed, and its 50% owned casino properties. The fair values of management contract intangible assets were determined using discounted cash flow techniques based on future cash flows expected to be received in exchange for providing management services. The Company amortizes its management contract intangible assets over their expected useful lives using the straight-line method, beginning when the property commences operations and management fees are being earned. Should events or changes in circumstances cause the carrying amount of a management contract intangible asset to exceed its estimated fair value, an impairment charge in the amount of the excess would be recognized.
Impairment of Long-Lived Assets
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is evaluated by comparing the estimated future cash flows of the asset, on an undiscounted basis, to its carrying amount. If the undiscounted estimated future cash flows exceed the carrying amount, no impairment is indicated. If the undiscounted estimated future cash flows do not exceed the carrying amount, impairment is measured based on the difference between the asset’s estimated fair value and its carrying amount. To estimate fair values, the Company typically uses market comparables, when available, or a discounted cash flow model. Assets to be disposed of are carried at the lower of their carrying amount or fair value less costs of disposal. Fair value of assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. The Company’s long-lived asset impairment tests are performed at the reporting unit level.
The estimation of fair values involves significant judgment by management. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from such estimates. Estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and projections. Such estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, competition, events affecting various forms of travel and access to the Company’s properties, and other factors. If the Company’s estimates of future cash flows are not met, it may have to record impairment charges in the future.
Debt Discounts and Debt Issuance Costs
Debt discounts and costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense using the effective interest method over the expected terms of the related debt agreements. Costs incurred in connection with the issuance of revolving lines of credit are presented in other assets, net in the Company’s Consolidated Balance Sheets. All other capitalized costs incurred in connection with the issuance of long-term debt are presented as a direct reduction of Long-term debt, less current portion on the Company’s Consolidated Balance Sheets, which is a presentation change from the prior year due to the adoption of new accounting guidance (see Recently Issued and Recently Adopted Accounting Standards).
Derivative Instruments
The Company uses interest rate swaps to hedge its exposure to variability in expected future cash flows related to interest payments. In accordance with the accounting guidance for derivatives and hedging activities, the Company records all derivatives on the balance sheet at fair value. The fair values of the Company’s derivatives are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.
The accounting for changes in fair value of derivative instruments (i.e. gains or losses) depends on the intended use of the derivative and whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which includes all other non-member changes in equity. Components of the Company’s comprehensive income (loss) are reported in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Members’ Equity, and accumulated other comprehensive income (loss) is included in Members’ equity in the Consolidated Balance Sheets.
Revenues and Promotional Allowances
The Company recognizes the net win from gaming activities as casino revenues, which is the difference between gaming wins and losses. The Company recognizes liabilities for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Casino revenues are recognized net of discounts and certain incentives provided to customers under the Company’s player rewards program, such as cash back and free slot play. Food and beverage, hotel, and other operating revenues are recognized as the service is provided. Other revenues primarily include revenues from tenant leases, retail outlets, bowling, spas and entertainment. Rental income is recognized over the lease term and contingent rental income is recognized when the right to receive such rental income is established according to the lease agreements.
Management fee revenue is recognized when the services have been performed, the amount of the fee is determinable and collectability is reasonably assured. Management fee revenue include reimbursable costs, which represent amounts received or due pursuant to the Company’s management agreements with Native American tribes for the reimbursement of expenses, primarily payroll costs, that it incurs on their behalf. The Company recognizes reimbursable cost revenue on a gross basis, with an offsetting amount charged to operating expense.
The retail value of complimentary goods and services provided to customers is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The estimated departmental costs of providing such complimentary goods and services are included in casino costs and expenses and consisted of the following (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Food and beverage	$89,593	$85,555	$83,150
Room	6,216	6,327	7,045
Other	3,807	3,369	2,225
	$99,616	$95,251	$92,420
Player Rewards Program
The Company has a player rewards program (the “Rewards Program”) which allows customers to earn points based on their gaming activity. Points may be redeemed at all of the Company’s Las Vegas area properties for cash, free slot play, food, beverage, rooms, entertainment and merchandise. The Company records a liability for the estimated cost of outstanding points earned under the Rewards Program that management believes ultimately will be redeemed, which totaled $12.3 million and $11.9 million at December 31, 2015 and 2014, respectively. The estimated cost of points expected to be redeemed for cash and free slot play under the Rewards Program reduces casino revenue. The estimated cost of points expected to be redeemed for food, beverage, rooms, entertainment and merchandise is charged to casino expense. Cost is estimated based on assumptions about the mix of goods and services for which points will be redeemed and the incremental departmental cost of providing the goods and services.
Slot Machine Jackpots
The Company does not accrue base jackpots if it is not legally obligated to pay the jackpot. A jackpot liability is accrued with a related reduction in casino revenue when the Company is obligated to pay the jackpot, such as the incremental amount in excess of the base jackpot on a progressive game.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gaming Taxes
The Company is assessed taxes based on gross gaming revenue, subject to applicable jurisdictional adjustments. Gaming taxes are included in casino costs and expenses in the Consolidated Statements of Operations. Gaming tax expense, excluding discontinued operations, was as follows (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Gaming tax expense	$61,091	$59,756	$58,894
Share-Based Compensation
The Company measures its share-based compensation expense at the grant date based on the fair value of the award, which is estimated using the option pricing method, and recognizes this expense over the requisite service period. The Company uses the straight-line method to recognize compensation expense for share-based awards with graded vesting.
Advertising
The Company expenses advertising costs the first time the advertising takes place. Advertising expense is primarily included in selling, general and administrative expense in the Consolidated Statements of Operations. Advertising expense, excluding discontinued operations, was as follows (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Advertising expense	$16,928	$17,498	$17,880
Income Taxes
The Company is a limited liability company treated as a partnership for income tax purposes and as such, is a pass-through entity that is not liable for income tax in the jurisdictions in which it operates. Accordingly, no provision for income taxes has been made in the consolidated financial statements and the Company has no liability associated with uncertain tax positions.
Recently Issued and Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance that changes the accounting for leases and requires expanded disclosures about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amended guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations.
In April, 2015, the FASB issued amended accounting guidance that changes the balance sheet presentation of capitalized debt issuance costs. Under the amended guidance, capitalized debt issuance costs are presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset. The Company early adopted this guidance as of December 31, 2015. Capitalized debt issuance costs of $18.2 million have been presented as a direct deduction from the related debt liabilities at December 31, 2015. In addition, capitalized debt issuance costs of $22.0 million have been reclassified from Other assets to Long-term debt in the Company’s Consolidated Balance Sheet at December 31, 2014 to present such costs as a direct deduction from the related debt liabilities. The adoption had no effect on the Company’s results of operations. See Note 10 for further information regarding debt issuance costs.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2014, the FASB issued amended accounting guidance that defines management’s responsibility to evaluate a company’s ability to continue as a going concern and to provide related footnote disclosures.  For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments are effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016. Early application is permitted.  The Company will adopt this guidance in the first quarter of 2017 and does not expect the adoption to have a material impact on its financial position or results of operations.
In May 2014, the FASB issued a new accounting standard for revenue recognition which requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard supersedes the existing accounting guidance for revenue recognition, including industry-specific guidance, and amends certain accounting guidance for recognition of gains and losses on the transfer of non-financial assets. For public companies, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016. Upon adoption, financial statement issuers may elect to apply the new standard either retrospectively to each prior reporting period presented, or using a modified retrospective approach by recognizing the cumulative effect of initial application and providing certain additional disclosures. The Company will adopt this guidance in the first quarter of 2018. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations, and has not yet determined which adoption method it will elect.
3.        Property and Equipment
Property and equipment consisted of the following (amounts in thousands):

	December 31,
	2015	2014
Land	$201,000	$204,900
Buildings and improvements	1,958,615	1,924,881
Furniture, fixtures and equipment	403,007	343,435
Construction in progress	25,412	37,430
	2,588,034	2,510,646
Accumulated depreciation and amortization	(477,909)	(374,738)
Property and equipment, net	$2,110,125	$2,135,908

Depreciation expense, excluding discontinued operations, was as follows (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Depreciation expense	$119,139	$109,431	$114,727
At December 31, 2015 and 2014, substantially all of the Company’s property and equipment was pledged as collateral for its long-term debt.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.        Goodwill and Other Intangible Assets
Goodwill, net at each of December 31, 2015 and 2014 was $195.7 million, of which $194.5 million was associated with the Las Vegas operations segment, and the remaining $1.2 million was unallocated. Accumulated goodwill impairment losses at each of December 31, 2015 and 2014 totaled $1.2 million, which was recognized in 2013 related to the impairment of goodwill for two taverns.
The Company’s intangible assets other than goodwill, excluding discontinued operations, consisted of the following (amounts in thousands):

	December 31, 2015
	Estimated useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	345	—	345
Customer relationships	15	22,800	(6,899)	15,901
Management contracts	7 - 20	115,000	(60,084)	54,916
Beneficial leases	9	3,300	(1,665)	1,635
		$218,645	$(68,648)	$149,997

	December 31, 2014
	Estimated useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	345	—	345
Customer relationships	15	22,800	(5,379)	17,421
Management contracts	7 - 20	115,000	(43,636)	71,364
Beneficial leases	9	3,300	(1,298)	2,002
		$218,645	$(50,313)	$168,332

Aggregate amortization expense for intangible assets, excluding discontinued operations, was as follows (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Aggregate amortization expense	$18,335	$18,335	$14,027

Estimated annual amortization expense for intangible assets for each of the next five years is as follows (amounts in thousands):

Years Ending December 31,
2016	$18,335
2017	18,335
2018	9,438
2019	8,135
2020	6,913
The amounts presented above exclude goodwill and intangible assets of Fertitta Interactive. During the year ended December 31, 2014, Fertitta Interactive recognized a goodwill impairment charge of $5.6 million and an impairment charge of

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$0.9 million for intangible assets other than goodwill, which are included in discontinued operations in the Consolidated Statements of Operations. See Note 19 for additional information.
5.        Land Held for Development
At December 31, 2015, the Company controlled approximately 398 acres of land comprised of seven strategically-located parcels in Las Vegas and Reno, Nevada, each of which is zoned for casino gaming and other uses. The Company owns approximately 378 acres of such land, and the remaining 20 acres is leased from a third-party lessor, as described in Note 18. The Company also owns an additional development site that is zoned for casino gaming and other commercial uses, and which is currently for sale. From time to time the Company may acquire additional parcels or sell portions of its existing sites that are not necessary to the development of additional gaming facilities.
During the year ended December 31, 2015, the Company engaged a third party real estate firm to assist management in determining the fair value of its land held for development and as a result, recognized an impairment loss of $4.2 million to write down the carrying amount of a parcel of land in Las Vegas to its estimated fair value of $7.0 million. Also during the year ended December 31, 2015, the Company sold certain parcels of land, primarily in northern California, that were previously held for development, and recognized net gains on sale totaling $6.7 million.
During the year ended December 31, 2014, the Company sold a 101-acre parcel of land held for development in Reno and recognized an impairment loss of $11.7 million to write down the carrying amount of the land to its fair value less cost to sell. During the year ended December 31, 2013, the Company sold certain land in northern California and recognized a loss on disposal of $4.2 million. Gains and losses on land sales are included in Write-downs and other charges, net in the Consolidated Statements of Operations.
The Company’s decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of acceptable financing and competitive and strategic considerations. As many of these considerations are beyond the Company’s control, no assurances can be made that it will be able to proceed with any particular project.
6.    Investments in Joint Ventures and Variable Interest Entities
The Company holds a 50% investment in MPM, which manages Gun Lake Casino. Based on the terms of the MPM operating agreement and a qualitative analysis, the Company has determined that MPM is a VIE. The Company consolidates MPM in its consolidated financial statements because it directs the activities of MPM that most significantly impact MPM’s economic performance and has the right to receive benefits and the obligation to absorb losses that are significant to MPM. In addition, under the terms of the operating agreement, the Company was required to provide the majority of MPM’s initial financing and could be required to provide financing to MPM in the future. The assets of MPM reflected in the Company’s Consolidated Balance Sheets at December 31, 2015 and 2014 included a management contract intangible asset with a carrying amount of $21.7 million and $31.9 million, respectively, and management fees receivable of $3.4 million and $3.2 million, respectively. MPM’s assets may be used only to settle MPM’s obligations, and MPM’s beneficial interest holders have no recourse to the general credit of the Company. See Note 8 for information about MPM’s management agreement with Gun Lake.
The Company has various other investments in 50% owned joint ventures which are accounted for using the equity method, including three 50% owned smaller casino properties. In April 2015, the Company sold its 50% investment in a joint venture which owned undeveloped land in North Las Vegas. Under the equity method, original investments are initially recorded at cost and are adjusted by the investor’s share of earnings, losses and distributions of the joint venture. The carrying amount of the Company’s investment in one of the smaller casino properties has been reduced below zero and is presented as a deficit investment balance in the Consolidated Balance Sheets because the Company has received distributions in excess of its investment in the casino. The Company also holds 50% investments in certain restaurants at its properties which are considered to be VIEs, of which Station is not the primary beneficiary. Equity method investments at December 31, 2015 and 2014 included $6.3 million and $8.8 million, respectively, of investments in these restaurants. In January 2016, one of these restaurants closed and the joint venture ended. The Company’s equity method investments are not, in the aggregate, material in relation to its financial position or results of operations.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Native American Development
Following is information about the Company's Native American development activities.
North Fork Rancheria of Mono Indian Tribe
The Company has development and management agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California, which were originally entered into in 2003. In August 2014, the Mono and the Company entered into the Second Amended and Restated Development Agreement (the “Development Agreement”) and the Second Amended and Restated Management Agreement (the “Management Agreement”). Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility (the “North Fork Project”) to be located in Madera County, California. The Company purchased a 305–acre parcel of land located on Highway 99 north of the city of Madera (the “North Fork Site”), which was taken into trust for the benefit of the Mono by the Department of the Interior (“DOI”) in February 2013.
As currently contemplated, the North Fork Project is expected to include approximately 2,000 slot machines, approximately 40 table games, and several restaurants. Development of the North Fork Project is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the Management Agreement by the National Indian Gaming Commission (“NIGC”).
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining third-party financing, the Company will contribute significant financial support to the North Fork Project. The Company's advances are expected to be repaid from the proceeds of the third-party financing or from the Mono's gaming revenues; however, there can be no assurance that the advances will be repaid. STN began capitalizing reimbursable advances related to the North Fork Project in 2003. Through December 31, 2015, advances toward the development of the North Fork Project totaled $27.0 million, primarily to complete the environmental impact study, secure the North Fork Site and defend the actions filed challenging the North Fork Project. The carrying amount of the advances was reduced to fair value as a result of the Company’s adoption of fresh-start reporting in 2011. At December 31, 2015, the carrying amount of the advances was $11.9 million. Reimbursable advances to the Mono incurred prior to February 1, 2013 bear interest at the prime rate plus 1.5%, advances from February 1, 2013 through July 1, 2014 bear interest at 10% per annum, and advances after July 1, 2014 bear interest at LIBOR plus 12% per annum. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.
The term of the Development Agreement ends seven years from the commencement of gaming operations at the facility. The Company will receive a development fee of 4% of the costs of construction (as defined in the Development Agreement) for its development services, which will be paid upon the commencement of gaming operations at the facility.  The Management Agreement has a term of seven years from the opening of the facility. The Management Agreement allows the Company to receive a management fee of 40% of the facility’s net income. The Management Agreement includes termination provisions whereby either party may terminate the agreement for cause, and the Management Agreement may also be terminated at any time upon agreement of the parties. There is no provision in the Management Agreement allowing the tribe to buy-out the agreement prior to its expiration. The Management Agreement provides that the Company will train the Mono tribal members such that they may assume responsibility for managing the facility upon the expiration of the agreement.
Upon termination or expiration of the Management Agreement and Development Agreement, the Mono will continue to be obligated to repay any unpaid principal and interest on the advances from the Company, as well as certain other amounts that may be due, such as management fees. Amounts due to the Company under the Development Agreement and Management Agreement are secured by substantially all of the assets of the North Fork Project except the North Fork Site. In addition, the Development Agreement and Management Agreement contain waivers of the Mono’s sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling arbitration and other remedies.
In September 2011, the Assistant Secretary of the Interior for Indian Affairs issued his determination that gaming on the North Fork Site would be in the best interest of the Mono and would not be detrimental to the surrounding community. In August 2012, Edmund G. Brown, Jr., the Governor of California, concurred with the Assistant Secretary's determination that placing the North Fork Site in trust was in the best interest of the Mono and was not detrimental to the surrounding community and signed a new tribal-state Class III gaming compact (the “Compact”) between the State of California (the “State”) and the Mono. The California Assembly and Senate subsequently passed Assembly Bill 277 (“AB 277”) ratifying the Compact. In October 2013, the Bureau of Indian Affairs (“BIA”) published notice in the Federal Register that the Compact was deemed effective. The Compact was to regulate gaming at the North Fork Project, and provided for the Mono to operate up to 2,000 slot machines in return for sharing up to 15% of the net revenues from Class III gaming devices with the State, Madera County,

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the City of Madera, and other Native American tribes, which included payments due to local authorities under any memorandum of understanding.
In November 2013, opponents of the North Fork Project qualified a referendum that became known as “Proposition 48” to place AB 277 on the November 2014 state-wide ballot in California. The opponents of the North Fork Project contend that the qualification of Proposition 48 suspended the effectiveness of AB 277 and that the Compact would be void unless Proposition 48 was approved by a majority of voters voting in that election. In November 2014, Proposition 48 failed. In March 2015, the Mono sued the State seeking the right to operate Class III gaming at the North Fork Project (see North Fork Rancheria of Mono Indians v. State of California). No assurances can be provided as to whether the Mono will be successful in obtaining a tribal-state compact. In December 2015, the Mono submitted the Management Agreement, and certain related documents, to the NIGC.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s evaluation at December 31, 2015 of each of the critical milestones necessary to complete the North Fork Project.

As of December 31, 2015
Federally recognized as a tribe by the BIA	Yes
Date of recognition	Federal recognition was terminated in 1961 and restored in 1983.
Tribe has possession of or access to usable land upon which the project is to be built	The DOI accepted approximately 305 acres of land for the project into trust for the benefit of the Mono in February 2013.
Status of obtaining regulatory and governmental approvals:
Tribal–state compact
A compact was negotiated and signed by the Governor of California and the Mono in August 2012. The Compact was ratified by the California State Assembly and Senate in May 2013 and June 2013, respectively. Opponents of the North Fork Project qualified a referendum, “Proposition 48,” for a state-wide ballot challenging the legislature’s ratification of the Compact. In November 2014, Proposition 48 failed. The North Fork Project’s opponents contend that the failure of Proposition 48 nullified the ratification of the Compact and, therefore, the Compact is not in effect. In March 2015, the Mono filed suit against the State (see North Fork Rancheria of Mono Indians v. State of California) to obtain a compact with the State or procedures from the Assistant Secretary of the Interior for Indian Affairs under which Class III gaming may be conducted on the North Fork Site. In November 2015, the district court issued its order granting judgment in favor of the Mono and ordering the parties to conclude a compact within 60 days. The parties were unable to conclude a compact and the court ordered mediation. On February 8, 2016, the mediation was conducted and on February 11, 2016, the mediator issued her decision selecting the Mono’s compact as the compact that best comports with the law and the orders from the district court. The State has 60 days in which to consent to the selected compact or it will be submitted to the Secretary of the Interior for the adoption of procedures to allow the Mono to conduct Class III gaming at the North Fork Site. No assurances can be provided as to whether the Mono will be successful in obtaining a tribal-state compact or Secretarial procedures to conduct Class III gaming on the North Fork Site.

Approval of gaming compact by DOI	The Compact was submitted to the DOI on July 9, 2013. In October 2013, notice of the Compact taking effect was published in the Federal Register.
Record of decision regarding environmental impact published by BIA
In November 2012, the record of decision for the Environmental Impact Statement for the North Fork Project was issued by the BIA. In December 2012, the Notice of Intent to take land into trust was published in the Federal Register.

BIA accepting usable land into trust on behalf of the tribe	The North Fork Site was accepted into trust in February 2013.
Approval of management agreement by NIGC
In December 2015, the Mono submitted the Second Amended and Restated Management Agreement, and certain related documents, to the NICG. Approval of the Management Agreement by the NIGC is expected to occur following the Mono’s written request for such approval. The Company believes the Management Agreement will be approved because the terms and conditions thereof are consistent with the provisions of the Indian Gaming Regulatory Act.

Gaming licenses:
Type
Current plans for the North Fork Project include Class II and Class III gaming, which requires that the Mono enters into a compact with the State or obtains Secretarial procedures to conduct Class III gaming on the North Fork Site and that the Management Agreement be approved by the NIGC.

Number of gaming devices allowed	The Compact permitted a maximum of 2,000 Class III slot machines at the facility. There is no limit on the number of Class II gaming devices that the Mono can offer.
Agreements with local authorities
The Mono has entered into memoranda of understanding with the City of Madera, the County of Madera and the Madera Irrigation District under which the Mono agreed to pay one-time and recurring mitigation contributions, subject to certain contingencies.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a discussion of legal matters related to the North Fork Project.
Stand Up For California! v. Dept. of the Interior. In December 2012, Stand Up for California!, several individuals and the Ministerial Association of Madera (collectively, the “Stand Up” plaintiffs) filed a complaint against the DOI, the BIA and the Secretary of Interior and Assistant Secretary of the Interior, in their official capacities, seeking to overturn the Secretary’s determination to take the North Fork Site into trust for the purposes of gaming (the “North Fork Determination”) and seeking declaratory and injunctive relief to prevent the United States from taking the North Fork Site into trust. The Mono filed a motion to intervene as a party to the lawsuit, which was subsequently granted. In January 2013, the Court denied the Stand Up plaintiffs’ Motion for Preliminary Injunction and the United States accepted the North Fork Site into trust for the benefit of the Mono in February 2013. In June 2013, the court granted the Stand Up plaintiffs leave to amend their complaint to add a claim alleging that the federal defendants failed to comply with the requirements of the Clean Air Act, and the Stand Up plaintiffs subsequently filed an amended Complaint for Declaratory and Injunctive Relief challenging the validity of the Compact and alleging that the North Fork Site should be taken out of trust because the purposes for which it was taken into trust are no longer valid. The parties’ motions for summary judgment, oppositions to motions for summary judgment and responses were all filed by April 2015. The parties are currently awaiting a hearing date for oral argument or a decision on the pleadings.
Stand Up For California! v. Brown. In March 2013, Stand Up for California! and Barbara Leach, a local resident, filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against California Governor Edmund G. Brown, Jr., alleging that Governor Brown violated the California constitutional separation-of-powers doctrine when he concurred in the North Fork Determination. The complaint sought to vacate and set aside the Governor’s concurrence. Plaintiffs’ complaint was subsequently amended to include a challenge to the constitutionality of AB 277. The Mono intervened as a defendant in the lawsuit and both the State and the Mono filed demurrers to plaintiffs’ complaint. In March 2014, the court issued its Judgment of Dismissal dismissing plaintiffs’ amended complaint. In September 2014, plaintiffs filed their opening appellate brief appealing the Judgment of Dismissal. The State and the Mono subsequently filed their responsive briefs and the plaintiffs filed their reply brief in January 2015. The parties are currently awaiting a hearing date for oral arguments or a decision on the appellate briefs. Prior to the court’s issuing its Judgment of Dismissal, the Mono filed a Cross-Complaint against the State alleging that Proposition 48 was invalid and unenforceable to the extent that it purports to invalidate the legislative ratification of the Compact. The State and the plaintiffs filed demurrers seeking to dismiss the Cross-Complaint. In June 2014, the court sustained the plaintiffs’ and the State’s demurrers and dismissed the Mono’s Cross-Complaint. The Mono timely filed their notice of appeal for dismissal of the Cross-Complaint and in June 2015, filed their opening appellate brief. In September 2015, plaintiffs and the State filed their responsive briefs and in November 2015 the Mono filed its reply brief.
North Fork Rancheria of Mono Indians v. State of California. In March 2015, the Mono filed a complaint against the State alleging that the State violated 25 U.S.C. Section 2710(d)(7) et. seq. by failing to negotiate with the Mono in good faith to enter into a tribal-state compact governing Class III gaming on the Mono’s Indian lands. The compliant sought a declaration that the State failed to negotiate in good faith to enter into an enforceable tribal-state compact and an order directing the State to conclude an enforceable tribal-state compact within 60 days or submit to mediation. The State filed its answer to the Mono’s complaint in May 2015. The Mono’s motion for judgment on the pleadings was filed in August 2015 and the State’s opposition and cross motion for judgment on the pleadings was filed in September 2015. The Mono’s reply was filed in October 2015 and the State’s reply brief was filed in October 2015. In November 2015, the district court issued its order granting judgment in favor of the Mono and ordering the parties to conclude a compact within 60 days. The parties were unable to conclude a compact within such period and on January 13, 2016 the district court filed its Order to Show Cause as to why the court should not order the parties to submit to mediation. On January 26, 2016, the court filed its order confirming the selection of a mediator and requiring the parties to submit their last, best offers for a compact to the mediator within ten days. On February 8, 2016, the mediation was conducted and on February 11, 2016, the mediator issued her decision selecting the Mono’s compact as the compact that best comports with the law and the orders from the district court. The State has 60 days in which to consent to the selected compact or it will be submitted to the Secretary of the Interior for the adoption of procedures to allow the Mono to conduct Class III gaming at the North Fork Site.
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

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that at December 31, 2015, the likelihood of successful completion is in the range of 65% to 75%. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the North Fork Project will be successfully completed nor that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.
The Federated Indians of Graton Rancheria
The Company assisted the Federated Indians of Graton Rancheria (the “Graton Tribe”), a federally-recognized Indian tribe, in designing, developing and financing Graton Resort & Casino (“Graton Resort”) in Sonoma County, California, pursuant to a seven-year development agreement. The Company manages Graton Resort on behalf of the Graton Tribe under a management agreement, which is described in Note 8.
Upon completion of Graton Resort in November 2013, the Company earned a development fee of approximately $8.2 million representing 2% of the cost of the project, which is included in management fee revenue in the Consolidated Statement of Operations for the year ended December 31, 2013. During the year ended December 31, 2015, Graton Resort began construction on a $175 million expansion, which will include a 200-room hotel, convention space and other resort amenities. The expansion will be financed by Graton Resort and developed by the Company. As the developer, the Company will earn a development fee representing 2% of the cost of the expansion. Fees earned by the Company in connection with the ongoing development are included in management fee revenue in the Consolidated Statements of Operations. The expansion is expected to be completed in late 2016.
Prior to securing third-party financing, the Company made reimbursable advances to the Graton Tribe for development of Graton Resort. Upon completion of Graton Resort’s third-party financing in 2012, the Company received a $194.2 million partial repayment of the advances. At December 31, 2013, $63.9 million in advances remained outstanding. During the year ended December 31, 2014, the advances were repaid in full. Fair value adjustments recognized by the Company upon adoption of fresh-start reporting in 2011 resulted in a decrease in the carrying amount of the advances, and repayments in excess of the carrying amount of the advances have been reflected as gains on Native American development in the Consolidated Statements of Operations.
8.        Management Agreements
The Federated Indians of Graton Rancheria
The Company manages Graton Resort, which opened on November 5, 2013, on behalf of the Graton Tribe. Graton Resort is located just west of U.S. Highway 101 in Rohnert Park, California, approximately 43 miles north of downtown San Francisco, and is the largest gaming and entertainment facility in the Bay Area. The management agreement for Graton Resort will expire in November 2020. The Company will receive a management fee of 24% of Graton Resort's net income (as defined in the management agreement) in years 1 through 4 and 27% of Graton Resort's net income in years 5 through 7. Excluding reimbursable expenses, management fees from Graton Resort totaled $43.0 million, $27.3 million and $6.5 million for the years ended December 31, 2015 and 2014 and for the period from November 5, 2013 through December 31, 2013, respectively. The management agreement may be terminated under certain circumstances, including but not limited to, material breach, changes in regulatory or legal status, and mutual agreement of the parties. There is no provision in the management agreement allowing the Graton Tribe to buy-out the management agreement prior to its expiration. Under the terms of the management agreement, the Company will provide training to the Graton Tribe such that the tribe may assume responsibility for managing Graton Resort upon expiration of the seven-year term of the management agreement. Upon termination or expiration of the management and development agreements, the Graton Tribe will continue to be obligated to pay certain amounts that may be due to the Company, such as management fees. Amounts due to the Company under the management and development agreements are subordinate to the obligations of the Graton Tribe under its third-party financing. The management and development agreements contain waivers of the Graton Tribe’s sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling arbitration and other remedies.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gun Lake Casino
The Company holds a 50% interest in MPM, which manages Gun Lake Casino (“Gun Lake”) in Allegan County, Michigan, under a management agreement with the Match–E–Be–Nash–She–Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe. Gun Lake, which opened in February 2011, is located on U.S. Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan. The management agreement expires in February 2018 and provides for a management fee of 30% of Gun Lake’s net income (as defined in the management agreement) to be paid to MPM. Excluding reimbursable expenses, MPM’s management fee revenue from Gun Lake included in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 totaled $37.7 million, $33.3 million and $31.8 million, respectively. Under the terms of the MPM operating agreement, the Company’s portion of the management fee is 50% of the first $24 million of management fees, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million, each calculated on an annual basis. The Company receives monthly cash distributions from MPM representing its portion of the management fees, less certain expenses of MPM, and the remainder of MPM’s distributable cash is required to be distributed to MPM’s noncontrolling interest holders and investors.
Other Managed Properties
The Company is the managing partner of three 50% owned smaller casino properties in the Las Vegas regional market and receives a management fee equal to 10% of earnings before interest, taxes, depreciation and amortization (“EBITDA”) from these properties.
Reimbursable Costs
Management fee revenue includes reimbursable payroll and other costs, primarily related to Graton Resort. Reimbursable costs totaled $7.3 million, $7.5 million and $12.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
9.        Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	December 31,
	2015	2014
Accrued payroll and related	$35,691	$33,463
Accrued gaming and related	42,610	41,718
Construction payables and equipment purchase accruals	13,686	7,600
Note payable	5,935	—
Interest rate swap	—	4,149
Other	37,714	36,367
	$135,636	$123,297

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	December 31,
	2015	2014
$1.625 billion Term Loan Facility, due March 1, 2020, interest at a margin above LIBOR or base rate (4.25% at December 31, 2015 and 2014), net of unamortized discount and deferred issuance costs of $45.6 million and $56.4 million, respectively	$1,423,026	$1,489,481
$350 million Revolving Credit Facility, due March 1, 2018, interest at a margin above LIBOR or base rate (6.00% at December 31, 2015)	20,000	—
$500 million 7.50% Senior Notes, due March 1, 2021, net of unamortized discount and deferred issuance costs of $11.3 million and $13.0 million at December 31, 2015 and 2014, respectively	488,735	487,044
Restructured Land Loan, due June 16, 2016, interest at a margin above LIBOR or base rate (3.92% and 3.67% at December 31, 2015 and 2014, respectively), net of unamortized discount of $2.1 million and $6.7 million, respectively	112,517	106,783
Other long-term debt, weighted-average interest of 3.92% and 3.98% at December 31, 2015 and 2014, respectively, maturity dates ranging from 2016 to 2027	38,090	41,303
	2,082,368	2,124,611
Current portion of long-term debt	(83,697)	(80,892)
Long-term debt, net	$1,998,671	$2,043,719
Credit Facility
In March 2013, the Company entered into a credit agreement (the “Credit Facility”) with a $1.625 billion term loan facility (the “Term Loan Facility”) and a $350 million revolving credit facility (the “Revolving Credit Facility”). The Term Loan Facility is fully drawn and will mature on March 1, 2020. The Company may, at its option, prepay the Term Loan Facility at par. In March 2014, the Company completed a repricing of the Term Loan Facility. The interest rate under the amended Term Loan Facility is at the Company’s option, either LIBOR plus 3.25% or base rate plus 2.25%, subject to a minimum LIBOR rate of 1.00%. The Company evaluated the repricing transaction on a lender by lender basis and accounted for the portion of the transaction that did not meet the criteria for debt extinguishment as a debt modification. As a result of the repricing transaction, the Company recognized a $4.1 million loss on extinguishment of debt, which included $2.4 million in third-party fees and the write-off of $1.7 million in unamortized debt discount and debt issuance costs related to the repriced debt.
The interest rate under the Revolving Credit Facility is at the Company's option, either LIBOR plus a margin of up to 3.50%, or base rate plus a margin of up to 2.50%, subject to a leverage-based grid. Additionally, the Company is subject to a fee of 0.50% per annum on the unused portion of the Revolving Credit Facility. Subject to the satisfaction of certain conditions, amounts may be borrowed under the Revolving Credit Facility, which shall be fully available at any time prior to maturity on March 1, 2018. At December 31, 2015, the Company’s borrowing availability under the Revolving Credit Facility was $296.8 million, which is net of $20.0 million in outstanding borrowings and $33.2 million in outstanding letters of credit and similar obligations. Subsequent to December 31, 2015, all outstanding borrowings under the Revolving Credit Facility were repaid.
Subject to obtaining additional commitments under the Credit Facility, the Company has the ability to increase its borrowing capacity thereunder in an aggregate principal amount not to exceed the greater of (a) $350 million and (b) an unlimited amount, if certain conditions are met and pro forma first lien leverage is less than or equal to 4.5x.  The Company’s ability to incur additional debt pursuant to such increased borrowing capacity is subject to compliance with the covenants in the Credit Facility and the indenture governing the Company’s 7.50% Senior Notes, including pro forma compliance with the financial covenants contained in the Credit Facility and compliance with covenants contained in the Credit Facility and indenture limiting the ability of the Company to incur additional indebtedness.
All of the Company's obligations under the Credit Facility are guaranteed by all subsidiaries of the Company other than unrestricted subsidiaries. At December 31, 2015, the unrestricted subsidiaries were NP Landco Holdco LLC (“Landco Holdco”) and its subsidiaries, MPM and NP Restaurant Holdco LLC (“Restaurant Holdco”). The Credit Facility is secured by substantially all of the current and future personal property assets of the Company and the restricted subsidiaries, and mortgages on the real property and improvements owned or leased by Red Rock, Green Valley Ranch, Palace Station, Boulder Station,

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Texas Station, Sunset Station, Santa Fe Station, Fiesta Rancho, and Fiesta Henderson, and certain after-acquired real property based on thresholds. The Credit Facility is also secured by a pledge of all of the Company’s equity.
The Company is required to make quarterly principal payments of 0.25% of the original principal amount of the Term Loan Facility. The Company is also required to make prepayments on the Term Loan Facility with a portion of its excess cash flow as follows: (i) 50% of excess cash flow so long as no default has occurred and its total leverage ratio is above 4.50 to 1.00 or a default has occurred and is continuing, (ii) 25% of excess cash flow so long as no default has occurred and its total leverage ratio is less than or equal to 4.50 to 1.00, or (iii) 0% of excess cash flow so long as no default has occurred and its total leverage ratio is less than or equal to 3.50 to 1.00. A mandatory prepayment of $43.7 million is expected to be paid by April 2016 pursuant to the excess cash flow provisions of the Term Loan Facility. This expected payment is included in current portion of long-term debt on the Consolidated Balance Sheet at December 31, 2015. In addition, subject to certain customary carve-outs and reinvestment provisions, the Company is required to use all net cash proceeds of asset sales or other dispositions, all proceeds from the issuance or incurrence of additional debt, and all proceeds from the receipt of insurance and condemnation awards to make prepayments on the Term Loan Facility.
The credit agreement governing the Credit Facility contains a number of customary covenants that, among other things and subject to certain exceptions, restrict the Company's ability and the ability of its restricted subsidiaries to incur or guarantee additional debt; create liens on collateral; engage in mergers, consolidations or asset dispositions; make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; engage in lines of business other than its core business and related businesses; or issue certain preferred units. The credit agreement governing the Revolving Credit Facility also includes requirements that the Company maintain a maximum total leverage ratio ranging from 6.00 to 1.00 at December 31, 2015 to 5.00 to 1.00 in 2017 and a minimum interest coverage ratio of 3.00 to 1.00, provided that a default of the financial ratio covenants shall only become an event of default under the Term Loan Facility if the lenders providing the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. At December 31, 2015, the Company’s total leverage ratio was 4.33 to 1.00 and its interest coverage ratio was 4.09 to 1.00, as defined in the Credit Facility, and the Company believes it was in compliance with all applicable covenants at December 31, 2015.
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
7.50% Senior Notes
In March 2013, the Company issued $500 million in aggregate principal amount of 7.50% senior notes due March 1, 2021 (the “7.50% Senior Notes”), pursuant to an indenture (the “Indenture”) among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. The 7.50% Senior Notes are guaranteed by all subsidiaries of the Company other than unrestricted subsidiaries including Landco Holdco and its subsidiaries, MPM, and Restaurant Holdco. Interest is due March 1 and September 1 of each year.
The Company may redeem all or a portion of the 7.50% Senior Notes at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest to the applicable redemption date:

Years Beginning March 1,	Percentage
2016	105.625%
2017	103.750%
2018	101.875%
2019 and thereafter	100.000%
The Indenture governing the 7.50% Senior Notes requires that the Company offer to purchase the 7.50% Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest thereon if the Company experiences certain change of control events (as defined in the Indenture). The Indenture also requires

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that the Company make an offer to repurchase the 7.50% Senior Notes at a purchase price equal to 100% of the principal amount of the purchased notes if it has excess net proceeds (as defined in the Indenture) from certain asset sales.
The Indenture contains a number of customary covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of its restricted subsidiaries to incur or guarantee additional debt; create liens; engage in mergers, consolidations or asset dispositions; enter into certain transactions with affiliates; engage in lines of business other than its core business and related businesses; or pay dividends or distributions (other than customary tax distributions). These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal and accrued interest on the 7.50% Senior Notes to be declared due and payable.
The net proceeds of the 7.50% Senior Notes and the Credit Facility, together with cash on hand, were used to refinance all of the Company's then outstanding senior notes and credit agreements and to pay associated fees and expenses. The Company evaluated the March 2013 refinancing transactions in accordance with the accounting standards for debt modifications and extinguishments. Because certain lenders under the 7.50% Senior Notes and the Credit Facility were lenders under the previous debt arrangements, the Company applied the accounting guidance on a lender by lender basis. The Company recognized a loss on debt extinguishment of $146.8 million during 2013, primarily representing the write-off of unamortized debt discount and debt issuance costs related to the refinanced debt. The Company accounted for the portions of the transactions that did not meet the criteria for debt extinguishment as debt modifications. In connection with the March 2013 transactions, the Company paid $35.9 million in fees and costs, of which $23.2 million was capitalized.
Restructured Land Loan
On June 17, 2011, an indirect wholly owned subsidiary of the Company, CV PropCo, LLC (“CV Propco”), as borrower, entered into an amended and restated credit agreement (the “Restructured Land Loan”) with Deutsche Bank AG Cayman Islands Branch (“Deutsche Bank”) and JPMorgan Chase Bank, N.A. as initial lenders (the “Land Loan Lenders”), consisting of a term loan facility with a principal amount of $105 million. The initial maturity date of the Restructured Land Loan is June 16, 2016. The interest rate on the Restructured Land Loan is, at the Company’s option, either LIBOR plus 3.50%, or base rate plus 2.50% for the first five years. All interest on the Restructured Land Loan will be paid in kind for the first five years. CV Propco has two options to extend the maturity date for an additional year to be available subject to absence of default, payment of up to a 1.00% extension fee for each year, and a step-up in interest rate to not more than LIBOR plus 4.50% or base rate plus 3.50% in the sixth year, and not more than LIBOR plus 5.50% or base rate plus 4.50% in the seventh year. In addition, CV Propco is required to enter into an interest rate agreement that fixes or caps LIBOR at 5.00% during each of the extended maturity periods. Interest accruing in the sixth and seventh years shall be paid in cash. There are no scheduled minimum principal payments prior to final stated maturity, but the Restructured Land Loan is subject to mandatory prepayments with excess cash and, subject to certain exceptions, with casualty or condemnation proceeds. CV Propco has the intent and ability to execute the first one-year extension option which would extend the maturity date to June 16, 2017, and accordingly, the amounts outstanding under the Restructured Land Loan were excluded from the current portion of long-term debt at December 31, 2015.
The credit agreement governing the Restructured Land Loan contains a number of customary covenants that, among other things and subject to certain exceptions, restrict CV Propco’s ability and the ability of its restricted subsidiaries to incur or guarantee additional debt; create liens on collateral; engage in activity that requires CV Propco to be licensed as a gaming company; engage in mergers, consolidations or asset dispositions; make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; or make capital expenditures. The Company believes CV Propco was in compliance with all applicable covenants at December 31, 2015.
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
The Restructured Land Loan is guaranteed by NP Tropicana LLC (“NP Tropicana,” an indirect subsidiary of the Company), Landco Holdco (a subsidiary of the Company and parent of CV Propco and NP Tropicana) and all subsidiaries of CV Propco. The Restructured Land Loan is secured by a pledge of the equity of CV Propco and NP Tropicana and all tangible and intangible assets of NP Tropicana, Landco Holdco and CV Propco and its subsidiaries, principally consisting of land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West. The Restructured Land Loan is also secured by the leasehold interest in the land on which Wild Wild West is located. The land carry costs of CV Propco are supported by the Company under a limited support agreement and recourse guaranty (the “Limited Support

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Agreement”). Under the Limited Support Agreement, the Company guarantees the net operating costs of CV Propco and NP Tropicana. Such net operating costs include timely payment of all capital expenditures, taxes, insurance premiums, other land carry costs and any indebtedness payable by CV Propco (excluding debt service for the Restructured Land Loan), as well as rent, capital expenditures, taxes, management fees, franchise fees, maintenance, and other costs of operations and ownership payable by NP Tropicana. Under the Limited Support Agreement, the Company also guarantees certain recourse liabilities of CV Propco and NP Tropicana under the Restructured Land Loan, including, without limitation, payment and performance of the Restructured Land Loan in the event any of CV Propco, Landco Holdco or NP Tropicana files or acquiesces in the filing of a bankruptcy petition or similar legal proceeding. As part of the consideration for the Land Loan Lenders’ agreement to enter into the Restructured Land Loan, CV Propco and NP Tropicana issued warrants to the Land Loan Lenders (or their designees) for up to 60% of the outstanding equity interests of each of CV Propco and NP Tropicana exercisable for a nominal exercise price commencing on the earlier of (i) the date that the Restructured Land Loan is repaid, (ii) the date CV Propco sells any land to a third party, and (iii) the fifth anniversary of the Restructured Land Loan.
Corporate Office Lease
The Company leases its corporate office building under a lease agreement which was entered into in 2007 pursuant to a sale-leaseback arrangement with a third-party real estate investment firm. The lease has an initial term of 20 years with four five-year extension options. The lease also contains two options for the Company to repurchase the corporate office building, one option at the end of year five of the original lease term, which was not exercised, and another at the end of year ten of the original lease term. These options to repurchase the building constitute continuing involvement under the accounting guidance for sale-leaseback transactions involving real estate. As a result, the sale-leaseback transaction is accounted for as a financing transaction until the repurchase options expire. The corporate office building is included in property and equipment, net on the Consolidated Balance Sheets and is being depreciated according to the Company’s policy. The carrying amount of the related obligation is $33.9 million, which is included in long-term debt on the Consolidated Balance Sheets, and the lease payments are recognized as principal and interest payments on the debt. The lease payment in effect at December 31, 2015 was $3.3 million on an annualized basis, which will increase annually by the greater of 1.25% or the percentage increase in a cost of living factor, not to exceed 2%.
Minimum lease payments on the corporate office lease for each of the next five years are as follows (amounts in thousands):

Years Ending December 31,
2016	$3,303
2017	3,345
2018	3,387
2019	3,429
2020	3,472
Principal Maturities
Scheduled principal maturities of the Company's long-term debt for each of the next five years and thereafter are as follows (amounts in thousands):

Years Ending December 31,
2016	$83,697
2017	166,265
2018	54,637
2019	19,135
2020	1,295,529
Thereafter	522,030
2,141,293
Debt discounts and issuance costs	(58,925)
$2,082,368

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    Derivative Instruments
The Company’s objective in using derivative instruments is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as a primary part of its cash flow hedging strategy. The Company’s interest rate swaps utilized as cash flow hedges involve the receipt of variable–rate payments in exchange for fixed–rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not use derivative financial instruments for trading or speculative purposes. The Company carries derivative instruments on the Consolidated Balance Sheets at fair value, which incorporates adjustments for the nonperformance risk of the Company and the counterparties.
The fair value of derivative financial instruments held by the Company, exclusive of any accrued interest, as well as their classification on the Consolidated Balance Sheets is presented below (amounts in thousands):

	Balance sheet classification	Fair value at December 31,

		2015	2014
Derivatives designated as hedging instruments:
Interest rate swap	Other accrued liabilities	$—	$4,149
Interest rate swaps	Interest rate swaps and other long–term liabilities	8,334	6,105
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the Company reports the effective portion of the gain or loss as a component of other comprehensive income (loss) until the interest payments being hedged are recorded as interest expense, at which time the amounts in other comprehensive income (loss) are reclassified as an adjustment to interest expense. Gains or losses on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of change in fair value of derivative instruments in the Consolidated Statements of Operations.
At December 31, 2015, the Company had one interest rate swap which had a fair value other than zero at the time it was designated, resulting in ineffectiveness. The Company designated the full notional amount of the interest rate swap as a cash flow hedge of interest rate risk. Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 1.77% and receives a variable rate based on one-month LIBOR (subject to a minimum of 1.00%). At December 31, 2015, the interest rate swap effectively converted $920 million of the Company’s variable interest rate debt to a fixed rate of approximately 5.02%.
At December 31, 2015, the Company had not posted any collateral related to its interest rate swap agreement; however, the Company’s obligations under the interest rate swap are subject to the security and guarantee arrangements applicable to the related credit agreement. The interest rate swap agreement contains cross-default provisions under which the Company could be declared in default on its obligations under the agreement if certain conditions of default exist on the Credit Facility. At December 31, 2015, the termination value of the interest rate swap, including accrued interest, was a net liability of $9.0 million. Had the Company been in breach of the provisions of the interest rate swap agreement, it could have been required to pay the termination value to settle the obligation.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information about gains (losses) on derivative financial instruments held by the Company and their location within the consolidated financial statements is presented below (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) on Derivatives Recognized in Other Comprehensive Income (Effective Portion)			Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	Year Ended December 31,				Year Ended December 31,
	2015	2014	2013		2015	2014	2013
Interest rate swaps	$(6,851)	$(7,999)	$772	Interest expense, net	$(8,548)	$(12,896)	$(13,133)

Derivatives in Cash Flow Hedging Relationships	Location of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Year Ended December 31,
		2015	2014	2013
Interest rate swaps	Change in fair value of derivative instruments	$(1)	$(90)	$(87)
Losses reclassified from accumulated other comprehensive loss into interest expense, net included deferred losses related to discontinued cash flow hedging relationships that were being amortized as an increase to interest expense as the previously hedged interest payments continued to occur. These deferred losses became fully amortized in June 2015.
Approximately $4.9 million of deferred losses included in accumulated other comprehensive loss on the Company’s Consolidated Balance Sheet at December 31, 2015 is expected to be reclassified into earnings during the next twelve months.
Non-Designated Hedges
From time to time the Company holds interest rate swaps that are not designated as hedges. Such non-designated interest rate swaps are not speculative and are used to manage the Company’s exposure to interest rate movements, but do not meet the hedge accounting requirements. The Company records changes in the fair value of any interest rate swaps not designated in hedging relationships in the period in which they occur as a component of change in fair value of derivative instruments in the Consolidated Statements of Operations. Prior to March 2013, a portion of one of the Company’s interest rate swaps was not designated in a hedging relationship and accordingly, the Company recorded a loss of $0.2 million related to the change in fair value of this non-designated hedge to change in fair value of derivative instruments in the Consolidated Statements of Operations. At December 31, 2015, 2014 and 2013, all of the Company’s interest rate swaps were designated as cash flow hedges.
12.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
Information about the Company’s financial assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$85	$85	$—	$—
Liabilities
Interest rate swap	$8,334	$—	$8,334	$—

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$187	$187	$—	$—
Liabilities
Interest rate swaps	$10,254	$—	$10,254	$—
____________________________________
(a) Available-for-sale securities are included in other assets in the accompanying Consolidated Balance Sheets.
Assets Measured at Fair Value on a Nonrecurring Basis
During the year ended December 31, 2015, the Company engaged a third party real estate firm to assist management in determining the fair value of its land held for development and as a result, recognized an impairment loss of $4.2 million to write-down the carrying amount of a parcel of land in Las Vegas to its estimated fair value of $7.0 million. Also during the year ended December 31, 2015, the Company recognized an impairment charge of $1.9 million to write down the carrying amount of a parcel of land held for sale in Las Vegas to $2.0 million, representing its estimated fair value less cost to sell. During the year ended December 31, 2014, the Company entered into an agreement to sell a parcel of land in Reno and recognized a $11.7 million impairment charge to write down the carrying value of the land to $2.0 million, which represented its estimated fair value less cost to sell. The land sale was completed in December 2014.
During the year ended December 31, 2014, the Company performed an interim impairment assessment for Fertitta Interactive's goodwill and long-lived assets. The Company determined that the carrying amounts were not recoverable due to negative cash flows forecasted for future periods and that the assets would have minimal value to a market participant. As a result, the Company recognized impairment charges to write off the goodwill and other long-lived assets of Fertitta Interactive, which are included in Discontinued operations in the Consolidated Statements of Operations. The Company's assessment was based on Level 3 unobservable inputs under the fair value hierarchy. See Note 19 for additional information about Fertitta Interactive.
Fair Value of Long-term Debt
The estimated fair value of the Company’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	December 31,
	2015	2014
Aggregate fair value	$2,104	$2,166
Aggregate carrying amount	$2,082	$2,125
The estimated fair value of the Company’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value hierarchy.
13.    Members’ Equity
The Company has two classes of membership interests: Voting Units and Non-Voting Units. On June 17, 2011, 100 Voting Units were issued to Station Voteco LLC (“Station Voteco”) representing 100% of the Company’s outstanding Voting Units and 100 Non-Voting Units were issued to Station Holdco representing 100% of the Company’s outstanding Non-Voting Units. Station Voteco is the only member of the Company entitled to vote on any matters to be voted on by the members of the Company. Station Holdco, as the holder of the Company’s issued and outstanding Non-Voting Units, is not entitled to vote on any matters to be voted on by the members of the Company, but is the only member of the Company entitled to receive distributions as determined by its Board of Managers out of funds legally available therefor and, in the event of liquidation, dissolution or winding up of the Company, is entitled to all of the Company’s assets remaining after payment of liabilities.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Station Voteco is owned by (i) Fertitta Station Voteco Member LLC (“Fertitta Station Voteco”), an entity owned by Frank J. Fertitta III and Lorenzo J. Fertitta, and (ii) Robert A. Cashell Jr., who was designated as a member of Station Voteco by German American Capital Corporation, an indirect wholly owned subsidiary of Deutsche Bank. Mr. Cashell is also a member of the Company’s Board of Managers. Fertitta Station Voteco owns 61.4% of the voting equity interests in Station Voteco, and Mr. Cashell beneficially owns 38.6% of the voting equity interests in Station Voteco.
The equity interests of Station Holdco are owned by (i) FI Station Investor, LLC, an affiliate of Frank J. Fertitta III and Lorenzo J. Fertitta (“FI Station Investor”), (ii) German American Capital Corporation and (iii) indirectly by certain former general unsecured creditors of STN. At December 31, 2015, FI Station Investor owned approximately 58.4% of the units of Station Holdco, German American Capital Corporation owned approximately 25% of the units of Station Holdco, and former unsecured creditors of STN indirectly owned approximately 16.6% of the units of Station Holdco. In addition, the former lenders of STN and FI Station Investor indirectly own warrants to purchase approximately 4.5% of the units of Station Holdco on a fully diluted basis. At December 31, 2015, the warrants had exercise prices of approximately $3.81 and $4.57, depending on the series of warrant, expire on June 17, 2018 and may be exercised following the earlier of (i) December 17, 2017 and (ii) the occurrence of a capital raising transaction by Station Holdco that involves a determination of the equity value of Station Holdco.
During the year ended December 31, 2015, the Company paid distributions totaling $173.2 million, including $162.3 million to the equityholders of Station Holdco and $11.0 million to noncontrolling interest holders.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (amounts in thousands):

	Unrealized loss on interest rate swaps	Unrealized loss on available-for-sale securities	Accumulated other comprehensive loss

Balances, December 31, 2013	$(11,873)	$(60)	$(11,933)
Unrealized loss on interest rate swaps	(7,999)	—	(7,999)
Reclassification of unrealized loss on interest rate swaps into income	12,896	—	12,896
Unrealized loss on available-for-sale securities	—	(63)	(63)
Balances, December 31, 2014	(6,976)	(123)	(7,099)
Unrealized loss on interest rate swaps	(6,851)	—	(6,851)
Reclassification of unrealized loss on interest rate swaps into income	8,548	—	8,548
Unrealized loss on available-for-sale securities	—	(102)	(102)
Reclassification of other-than-temporary impairment of available-for-sale securities into income	—	201	201
Balances, December 31, 2015	$(5,279)	$(24)	$(5,303)
Net Income (Loss) Attributable to Station Casinos LLC
Net income (loss) attributable to Station Casinos LLC was as follows (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Income (loss) from continuing operations	$126,839	$108,002	$(90,282)
Net loss from discontinued operations	(95)	(24,721)	(14,144)
Net income (loss)	$126,744	$83,281	$(104,426)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncontrolling Interest
Noncontrolling interest represents ownership interests in consolidated subsidiaries of the Company that are held by owners other than the Company. At December 31, 2015, noncontrolling interest primarily included a 50% ownership interest in MPM and ownership interests of the former mezzanine lenders and former unsecured creditors of STN who hold warrants to purchase stock in CV Propco and NP Tropicana LLC.
14.    Share-Based Compensation
In order to attract, retain and motivate employees and to align the interests of those individuals and the Company’s members, the Board of Managers adopted the Station Holdco LLC Profit Units Plan (the “Profit Units Plan”), under which up to 14 million profit units may be issued. At December 31, 2015, 10.0 million profit units were issued and outstanding, representing approximately 2.48% of the outstanding units of Station Holdco.
Profit unit awards vest over requisite service periods of three to four years. Holders of profit units are entitled to participate in the Company's distributions to Station Holdco, subject to certain preferred distribution rights of Station Holdco's common unit holders. Upon termination of a plan participant's employment for any reason, any unvested awards are forfeited. Under certain circumstances, including termination of employment for any reason, the Company may call the terminated employee's vested awards at fair value at any time after a holding period of six months.
The weighted-average grant date fair value of profit units awarded during each of the years ended December 31, 2014 and 2013 was $1.23 per unit. No profit units were awarded during the year ended December 31, 2015. Key assumptions utilized in estimating the grant date fair value of the profit units awarded during the years ended December 31, 2014 and 2013 were a risk-free interest rate of 0.35%, an expected volatility of 40%, an expected life of three years, zero dividend yield and a discount for post-vesting restrictions of 20%. Volatility was estimated using the historical average volatility for comparable companies based on weekly stock price returns. The discount for post-vesting restrictions was estimated based on an average-strike put option model.
Share-based compensation is classified in the same financial statement line items as cash compensation. Compensation expense related to the Profit Units Plan is included within operating costs and expenses in the accompanying Consolidated Statements of Operations as follows (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Casino	$128	$125	$110
Food and beverage	—	—	35
Room	62	62	51
Selling, general and administrative	2,423	2,603	3,220
	$2,613	$2,790	$3,416

A summary of the status of the Profit Units Plan at December 31, 2015 and changes during the year then ended is presented below:

	Units (in thousands)	Weighted-average grant date fair value per unit
Nonvested units at January 1, 2015	4,889	$1.25
Activity during the period:
Granted	—	—
Vested	(2,225)	1.25
Forfeited	(202)	1.25
Nonvested units at December 31, 2015	2,462	$1.24

The estimated fair value of profit units vested during the years ended December 31, 2015, 2014 and 2013 was $7.8 million, $3.1 million and $3.5 million, respectively. The total unrecognized compensation cost related to nonvested awards

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under the Profit Units Plan was $1.2 million at December 31, 2015, which is expected to be recognized over a weighted-average period of one year.
15.    Write-downs and Other Charges, Net
Write-downs and other charges, net include various charges to record net losses on asset disposals and non-routine transactions. Write-downs and other charges, net consisted of the following (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
(Gain) loss on disposal of assets, net	$(187)	$19,723	$9,447
Transaction-related costs	5,819	—	—
Severance expense	1,135	1,941	1,525
Other, net	895	(713)	909
	$7,662	$20,951	$11,881
During the year ended December 31, 2015, the Company sold certain parcels of land that were previously held for development, and recognized gains on sale totaling $6.7 million, which is included in (gain) loss on disposal of assets, net. The gain was offset by losses on disposal of various assets, including asset disposals related to remodeling projects.
Loss on disposal of assets for the year ended December 31, 2014 primarily represents the abandonment of certain assets, including an amphitheater and an outdoor water feature, as well as asset disposals related to various renovation projects.
Transaction-related costs include costs related to the Fertitta Entertainment Acquisition, as well as IPO-related advisory, legal and other costs that were not deferred as direct and incremental costs of the proposed IPO. At December 31, 2015, the Company had capitalized $1.8 million in deferred offering costs directly related to the registration statement on Form S-1, which is included in Other assets, net in the Consolidated Balance Sheet.
16.     Retirement Plan
401(k) Plan
The Company has a defined contribution 401(k) plan which covers all employees who meet certain age and length of service requirements and allows an employer contribution of up to 50% of the first 4% of each participating employee’s compensation contributed to the plan. Participants may elect to defer pretax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company recorded expense for matching contributions of $3.3 million, $3.2 million and $3.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
17.     Related Party Transactions
The Company has entered into credit agreements with certain lenders including Deutsche Bank, which (a) owns approximately 25% of the units of Station Holdco, the owner of all of the Company’s Non-Voting Units, (b) has the right to designate members that hold 38.6% of the units of Station Voteco, the owner of all of the Company’s Voting Units, and (c) has the right to designate up to two individuals to serve on the Company’s Board of Managers.
On June 17, 2011, the Company and certain of its affiliates entered into management agreements for substantially all of the Company’s operations with subsidiaries of Fertitta Entertainment, which is controlled by affiliates of Frank J. Fertitta III, the Company’s Chief Executive Officer and a member of its Board of Managers, and Lorenzo J. Fertitta, a member of its Board of Managers. Affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta own 58.4% of the units of Station Holdco and 61.4% of the units of Station Voteco. The management agreements have a term of 25 years and provide that subsidiaries of Fertitta Entertainment will receive an annual base management fee equal to 2% of gross revenues attributable to the managed properties and an annual incentive management fee equal to 5% of positive EBITDA (as defined in the agreements) for the managed properties. For the year ended December 31, 2015, the Company recognized management fee expense totaling $52.7 million pursuant to these agreements, of which $47.9 million was paid and the remaining $4.8 million is reflected in other accrued liabilities on the Company’s Consolidated Balance Sheet at December 31, 2015. During the years ended December 31, 2014 and 2013, the Company recognized management fee expense totaling $48.9 million and $46.1 million, respectively, pursuant to these agreements. In addition, Fertitta Interactive paid management fees to Fertitta Entertainment totaling $0.9 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively, which is included in discontinued operations. Fertitta Interactive did not pay any management fees to Fertitta Entertainment during the year ended December 31, 2015. Upon consummation of the Fertitta Entertainment Acquisition, the management agreements will be terminated and the Company will assume or enter into new employment agreements or other employment relationships with its executive officers and other individuals who are employed by Fertitta Entertainment and provide services to the Company through the management agreements. See Note 1 for information about the Fertitta Entertainment Acquisition.
The Company allocates the costs of certain shared services to Fertitta Entertainment, primarily costs related to occupancy of a portion of the Company’s corporate office building and services provided by human resources and regulatory personnel. For the years ended December 31, 2015, 2014 and 2013, costs allocated to Fertitta Entertainment totaled $1.3 million, $1.2 million and $1.4 million, respectively. Upon consummation of the Fertitta Entertainment Acquisition, the Company will discontinue allocating costs of shared services to Fertitta Entertainment.
The Company has entered into various other related party transactions, which consist primarily of lease payments related to ground leases at Boulder Station and Texas Station. The Company’s annual lease payments related to these ground leases totaled approximately $6.9 million for the year ended December 31, 2015, and $6.7 million for each of the years ended December 31, 2014 and 2013, which is included in selling, general and administrative expense in the Consolidated Statements of Operations. See Note 18 for further information regarding the ground leases.
At December 31, 2015 and 2014, Receivables, net included balances due from related parties totaling $0.8 million and $1.3 million, respectively, for goods and services provided by the Company in the ordinary course of business.
18.    Commitments and Contingencies
Leases
Boulder Station Lease
The Company leases a portion of the land on which Boulder Station is located pursuant to a ground lease. The Company leases this land from KB Enterprises, a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the “Related Lessor”). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III and Lorenzo J. Fertitta. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $222,933 through June 2018. In July 2018, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In July 2023 and every ten years thereafter, the rent is subject to adjustment based on the product of the fair market value of the land and the greater of the then prevailing annual rate of return for comparably situated property or 8% per year. In no event will the rent for any period be less than the rent for the immediately preceding period. Pursuant to the ground lease, the Company has an option to purchase the land at fair market value, exercisable in July 2018 and at five-year intervals thereafter. The Company’s leasehold interest in the property is subject to a lien to secure borrowings under the Credit Agreements.
Texas Station Lease
The Company leases 47 acres of land on which Texas Station is located pursuant to a ground lease. The Company leases this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $366,435 through July 2020. In August 2020, and every ten years thereafter, the rent is subject to adjustment based on the product of the fair market value of the land and the greater of the then prevailing annual rate of return for comparably situated property or 8% per year. In August 2025 and every ten years thereafter, the rent will be adjusted by a cost of living factor. In no event will the rent for any period be less than the rent for the immediately preceding period. Pursuant to the ground lease, the Company has an option to purchase the land at fair market value, exercisable in April 2030 and at five-year intervals thereafter. The Company’s leasehold interest in the property is subject to a lien to secure borrowings under the Credit Agreements.
Wild Wild West Lease
The Company leases from a third-party lessor the 20-acre parcel of land on which Wild Wild West is located and is a party to a purchase agreement for the land. The significant terms of the agreement include (i) annual rent adjustments through January 2020 and every three years thereafter, (ii) options under which the Company may purchase the land at any time through 2019 at established fixed prices, (iii) a one-time termination option at the Company’s election in 2019, and (iv) options under which the Company may purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value at July

2022, 2043 and 2064, respectively. Monthly rental payments under the Wild Wild West lease were $128,778 for the year ended December 31, 2015, which increased to $131,998 in January 2016.
Other Operating Leases
In addition to the leases described above, the Company also leases certain other buildings and equipment used in its operations, which have operating lease terms expiring through 2042.
Future minimum lease payments required under all non-cancelable operating leases are as follows (amounts in thousands):

Years Ending December 31,
2016	$9,143
2017	9,056
2018	9,027
2019	9,042
2020	10,041
Thereafter	392,245
$438,554
Rent expense, excluding discontinued operations, was as follows (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Rent expense	$8,644	$8,509	$8,444
Legal Matters
The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of any legal matters and litigation inherently involves significant costs.
19.        Fertitta Interactive
The Company’s majority-owned consolidated subsidiary, Fertitta Interactive, ceased operations during the fourth quarter of 2014. Fertitta Interactive previously operated online gaming in New Jersey and online poker in Nevada under the Ultimate Gaming and Ultimate Poker brands, respectively.
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

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The results of Fertitta Interactive have been reported as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. Following is an analysis of discontinued operations (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues	$—	$6,859	$5,341
Operating costs and expenses	278	27,971	29,226
Asset impairment charges and other, net	(112)	22,298	1,768
Net loss from discontinued operations	(166)	(43,410)	(25,653)
Less net loss from discontinued operations attributable to noncontrolling interests	(71)	(18,689)	(11,509)
Net loss from discontinued operations attributable to Station Casinos LLC	$(95)	$(24,721)	$(14,144)

The assets and liabilities of Fertitta Interactive have been reported separately in the Consolidated Balance Sheets. Fertitta Interactive had nominal assets and liabilities at December 31, 2015 and at December 31, 2014, had $1.7 million in assets, primarily accounts receivable and cash, and $0.4 million in current liabilities, primarily accounts payable, accrued expenses and gaming-related liabilities. The Consolidated Statements of Cash Flows have not been adjusted for discontinued operations.

20.    Segments

The Company views each of its Las Vegas casino properties and each of its Native American management arrangements as individual operating segments. The Company aggregates all of its Las Vegas operating segments into one reportable segment because all of its Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing techniques, all are directed by a centralized management structure, and have similar economic characteristics.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company utilizes Adjusted EBITDAM as the primary measure of each of its properties’ performance. The Company’s segment information is presented below:

	Year Ended December 31,
	2015	2014	2013
Net revenues
Las Vegas operations	$1,258,207	$1,217,935	$1,191,685
Native American management	88,277	68,149	59,149
Reportable segment net revenues	1,346,484	1,286,084	1,250,834
Corporate and other	5,651	5,532	5,303
Consolidated net revenues	$1,352,135	$1,291,616	$1,256,137

Adjusted EBITDAM (a)
Las Vegas operations	$410,301	$379,748	$357,456
Native American management	66,622	46,937	33,194
Reportable Segment Adjusted EBITDAM	476,923	426,685	390,650
Corporate and other	(4,692)	(5,996)	(5,201)
Consolidated Adjusted EBITDAM	472,231	420,689	385,449

Other operating income (expense)
Preopening	(1,165)	(640)	(222)
Depreciation and amortization	(137,474)	(127,766)	(128,754)
Management fee expense	(52,745)	(48,872)	(46,145)
Share-based compensation	(2,613)	(2,790)	(3,416)
Donation to UNLV	(2,500)	—	—
Asset impairment	(6,301)	(11,739)	(1,183)
Write-downs and other charges, net	(7,662)	(20,951)	(11,881)
Adjusted EBITDAM attributable to MPM noncontrolling interest	14,192	13,424	13,274
Other	(537)	(476)	(236)
Operating income and earnings from joint ventures	275,426	220,879	206,886
Other (expense) income
Interest expense, net	(142,921)	(150,995)	(164,622)
Loss on extinguishment of debt	—	(4,132)	(146,787)
Gain on Native American development	—	49,074	16,974
Change in fair value of derivative instruments	(1)	(90)	(291)
Income (loss) from continuing operations	$132,504	$114,736	$(87,840)

	December 31,
	2015	2014
Total assets
Las Vegas operations	$2,506,411	$2,535,615
Native American management	74,000	85,308
Corporate and other	301,249	331,430
	$2,881,660	$2,952,353

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

____________________________________

(a)
Adjusted EBITDAM includes income (loss) from continuing operations plus preopening, depreciation and amortization, management fee expense, share-based compensation expense, a donation to UNLV, asset impairment, write-downs and other charges, net, interest expense, net, loss on extinguishment of debt, and change in fair value of derivative instruments, and excludes gain on Native American development and Adjusted EBITDAM attributable to the noncontrolling interests of MPM.

The Company’s capital expenditures, which were primarily related to Las Vegas operations, were $100.0 million, $102.6 million and $86.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
21 .    Consolidating Financial Information
As described in Note 10—Long-term Debt, in March 2013 the Company issued the 7.50% Senior Notes, pursuant to an indenture among the Company (the “Parent”), the guarantors party thereto (the “Guarantor Subsidiaries”) and Wells Fargo Bank, National Association, as trustee. The 7.50% Senior Notes are guaranteed by all subsidiaries of the Company other than NP Landco Holdco LLC and its subsidiaries, MPM, and SC Restaurant Holdco LLC. The following consolidating financial statements present information about the Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries. These consolidating financial statements are presented in the provided form because (i) the Guarantor Subsidiaries are 100% owned subsidiaries of the Company (the issuer of the 7.50% Senior Notes), (ii) the guarantees are joint and several, and (iii) the guarantees are “full and unconditional,” as those terms are used in Regulation S-X Rule 3-10.  The guarantee of a Guarantor Subsidiary will be automatically released in certain customary circumstances, such as when such Guarantor Subsidiary is sold or all of the assets of such Guarantor Subsidiary are sold, the capital stock is sold, when such Guarantor Subsidiary is designated as an “unrestricted subsidiary” for purposes of the Indenture, or upon legal defeasance or satisfaction and discharge of the Indenture.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$5,897	$105,837	$—	$111,734	$3,415	$—	$115,149
Receivables, net	2,171	28,072	—	30,243	4,878	—	35,121
Intercompany receivables	3,143	—	—	3,143	—	(3,143)	—
Advances to subsidiaries	110,928	—	(110,928)	—	—	—	—
Loans to parent	—	660,574	(660,574)	—	—	—	—
Inventories	25	10,193	—	10,218	111	—	10,329
Prepaid gaming tax	—	19,366	—	19,366	138	—	19,504
Prepaid expenses and other current assets	6,167	2,307	—	8,474	228	—	8,702
Current assets of discontinued operations	—	—	—	—	197	—	197
Assets held for sale	—	2,000	—	2,000	19,020	—	21,020
Total current assets	128,331	828,349	(771,502)	185,178	27,987	(3,143)	210,022
Property and equipment, net	73,254	2,025,940	—	2,099,194	10,931	—	2,110,125
Goodwill	1,234	194,442	—	195,676	—	—	195,676
Intangible assets, net	1,045	127,249	—	128,294	21,703	—	149,997
Land held for development	—	83,700	—	83,700	80,000	—	163,700
Investments in joint ventures	—	10,955	—	10,955	3,036	—	13,991
Native American development costs	—	11,908	—	11,908	—	—	11,908
Investments in subsidiaries	3,048,509	11,248	(3,054,534)	5,223	—	(5,223)	—
Other assets, net	10,103	15,567	—	25,670	571	—	26,241
Total assets	$3,262,476	$3,309,358	$(3,826,036)	$2,745,798	$144,228	$(8,366)	$2,881,660

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEETS (continued) DECEMBER 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$8,679	$14,892	$—	$23,571	$606	$—	$24,177
Accrued interest payable	13,260	9	—	13,269	12	—	13,281
Other accrued liabilities	16,524	117,283	—	133,807	1,829	—	135,636
Intercompany payables	—	—	—	—	3,142	(3,142)	—
Loans from subsidiaries	660,574	—	(660,574)	—	—	—	—
Advances from parent	—	110,928	(110,928)	—	—	—	—
Current portion of long-term debt	82,115	1,582	—	83,697	—	—	83,697
Current liabilities of discontinued operations	—	—	—	—	114	(1)	113
Total current liabilities	781,152	244,694	(771,502)	254,344	5,703	(3,143)	256,904
Long-term debt, less current portion	1,883,601	2,553	—	1,886,154	112,517	—	1,998,671
Deficit investment in joint venture	—	2,255	—	2,255	—	—	2,255
Interest rate swap and other long-term liabilities	9,834	5,322	—	15,156	—	—	15,156
Total liabilities	2,674,587	254,824	(771,502)	2,157,909	118,220	(3,143)	2,272,986

Members’ equity:
Total Station Casinos LLC members’ equity	587,889	3,054,534	(3,054,534)	587,889	5,223	(5,223)	587,889
Noncontrolling interest	—	—	—	—	20,785	—	20,785
Total members’ equity	587,889	3,054,534	(3,054,534)	587,889	26,008	(5,223)	608,674
Total liabilities and members’ equity	$3,262,476	$3,309,358	$(3,826,036)	$2,745,798	$144,228	$(8,366)	$2,881,660

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$13,554	$104,575	$—	$118,129	$3,836	$—	$121,965
Restricted cash	1,067	—	—	1,067	—	—	1,067
Receivables, net	2,830	27,633	—	30,463	4,389	—	34,852
Intercompany receivables	3,116	—	—	3,116	—	(3,116)	—
Advances to subsidiaries	273,344	—	(273,344)	—	—	—	—
Loans to parent	—	503,684	(503,684)	—	—	—	—
Inventories	7	9,823	—	9,830	130	—	9,960
Prepaid gaming tax	—	19,281	—	19,281	145	—	19,426
Prepaid expenses and other current assets	5,003	2,331	—	7,334	204	—	7,538
Current assets of discontinued operations	—	—	—	—	1,746	—	1,746
Total current assets	298,921	667,327	(777,028)	189,220	10,450	(3,116)	196,554
Property and equipment, net	72,230	2,051,495	—	2,123,725	12,183	—	2,135,908
Goodwill	1,234	194,442	—	195,676	—	—	195,676
Intangible assets, net	1,045	135,384	—	136,429	31,903	—	168,332
Land held for development	—	103,202	—	103,202	99,020	—	202,222
Investments in joint ventures	—	13,252	—	13,252	4,928	—	18,180
Native American development costs	—	9,619	—	9,619	—	—	9,619
Investments in subsidiaries	2,789,090	16,914	(2,785,357)	20,647	—	(20,647)	—
Other assets, net	8,450	16,703	—	25,153	709	—	25,862
Total assets	$3,170,970	$3,208,338	$(3,562,385)	$2,816,923	$159,193	$(23,763)	$2,952,353

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEETS (continued) DECEMBER 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$1,391	$24,053	$—	$25,444	$494	$—	$25,938
Accrued interest payable	14,877	161	—	15,038	11	—	15,049
Other accrued liabilities	19,518	102,177	—	121,695	1,602	—	123,297
Intercompany payables	—	—	—	—	2,735	(2,735)	—
Loans from subsidiaries	503,684	—	(503,684)	—	—	—	—
Advances from parent	—	273,344	(273,344)	—	—	—	—
Current portion of long-term debt	79,305	1,587	—	80,892	—	—	80,892
Current liabilities of discontinued operations	—	—	—	—	747	(381)	366
Total current liabilities	618,775	401,322	(777,028)	243,069	5,589	(3,116)	245,542
Long-term debt, less current portion	1,933,201	3,735	—	1,936,936	106,783	—	2,043,719
Deficit investment in joint venture	—	2,339	—	2,339	—	—	2,339
Interest rate swaps and other long-term liabilities	—	15,585	—	15,585	—	—	15,585
Total liabilities	2,551,976	422,981	(777,028)	2,197,929	112,372	(3,116)	2,307,185

Members’ equity:
Total Station Casinos LLC members’ equity	618,994	2,785,357	(2,785,357)	618,994	20,647	(20,647)	618,994
Noncontrolling interest	—	—	—	—	26,174	—	26,174
Total members’ equity	618,994	2,785,357	(2,785,357)	618,994	46,821	(20,647)	645,168
Total liabilities and members’ equity	$3,170,970	$3,208,338	$(3,562,385)	$2,816,923	$159,193	$(23,763)	$2,952,353

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$915,337	$—	$915,337	$6,817	$—	$922,154
Food and beverage	—	250,611	—	250,611	624	—	251,235
Room	—	119,026	—	119,026	3,862	—	122,888
Other	6	71,820	—	71,826	10,430	(12,528)	69,728
Management fees	5,814	43,914	—	49,728	39,131	—	88,859
Gross revenues	5,820	1,400,708	—	1,406,528	60,864	(12,528)	1,454,864
Promotional allowances	—	(102,243)	—	(102,243)	(486)	—	(102,729)
Net revenues	5,820	1,298,465	—	1,304,285	60,378	(12,528)	1,352,135

Operating costs and expenses:
Casino	—	345,100	—	345,100	2,409	—	347,509
Food and beverage	—	162,537	—	162,537	185	—	162,722
Room	—	44,173	—	44,173	2,386	—	46,559
Other	—	20,813	—	20,813	4,641	—	25,454
Selling, general and administrative	13,768	266,902	—	280,670	21,785	(12,528)	289,927
Preopening	—	1,165	—	1,165	—	—	1,165
Depreciation and amortization	12,463	112,657	—	125,120	12,354	—	137,474
Management fee expense	—	52,335	—	52,335	410	—	52,745
Asset impairment	201	6,100	—	6,301	—	—	6,301
Write-downs and other charges, net	8,859	(2,270)	—	6,589	1,073	—	7,662
	35,291	1,009,512	—	1,044,803	45,243	(12,528)	1,077,518
Operating (loss) income	(29,471)	288,953	—	259,482	15,135	—	274,617
Earnings (losses) from subsidiaries	282,447	5,570	(292,334)	(4,317)	—	4,317	—
Earnings (losses) from joint ventures	—	2,183	—	2,183	(1,374)	—	809
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	252,976	296,706	(292,334)	257,348	13,761	4,317	275,426

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS (continued) FOR THE YEAR ENDED DECEMBER 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other expense:
Interest expense, net	(126,232)	(4,371)	—	(130,603)	(12,318)	—	(142,921)
Change in fair value of derivative instruments	—	(1)	—	(1)	—	—	(1)
	(126,232)	(4,372)	—	(130,604)	(12,318)	—	(142,922)
Income from continuing operations	126,744	292,334	(292,334)	126,744	1,443	4,317	132,504
Discontinued operations	—	—	—	—	(166)	—	(166)
Net income	126,744	292,334	(292,334)	126,744	1,277	4,317	132,338
Less: net income attributable to noncontrolling interests	—	—	—	—	5,594	—	5,594
Net income (loss) attributable to Station Casinos LLC	$126,744	$292,334	$(292,334)	$126,744	$(4,317)	$4,317	$126,744

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$890,125	$—	$890,125	$7,236	$—	$897,361
Food and beverage	—	238,538	—	238,538	674	—	239,212
Room	—	109,537	—	109,537	3,127	—	112,664
Other	5	67,732	—	67,737	12,176	(9,391)	70,522
Management fees	6,430	27,967	—	34,397	34,385	—	68,782
Gross revenues	6,435	1,333,899	—	1,340,334	57,598	(9,391)	1,388,541
Promotional allowances	—	(96,351)	—	(96,351)	(574)	—	(96,925)
Net revenues	6,435	1,237,548	—	1,243,983	57,024	(9,391)	1,291,616

Operating costs and expenses:
Casino	—	338,923	—	338,923	2,567	—	341,490
Food and beverage	—	157,022	—	157,022	169	—	157,191
Room	—	43,367	—	43,367	2,112	—	45,479
Other	—	22,239	—	22,239	6,740	—	28,979
Selling, general and administrative	12,188	267,962	—	280,150	17,908	(9,391)	288,667
Preopening	—	640	—	640	—	—	640
Depreciation and amortization	6,783	108,753	—	115,536	12,230	—	127,766
Management fee expense	—	48,448	—	48,448	424	—	48,872
Asset impairment	—	11,739	—	11,739	—	—	11,739
Write-downs and other charges, net	(311)	21,239	—	20,928	23	—	20,951
	18,660	1,020,332	—	1,038,992	42,173	(9,391)	1,071,774
Operating (loss) income	(12,225)	217,216	—	204,991	14,851	—	219,842
Earnings (losses) from subsidiaries	233,335	(20,564)	(241,166)	(28,395)	—	28,395	—
Earnings (losses) from joint ventures	—	2,147	—	2,147	(1,110)	—	1,037
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	221,110	198,799	(241,166)	178,743	13,741	28,395	220,879

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 (continued) (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other (expense) income:
Interest expense, net	(133,698)	(5,920)	—	(139,618)	(11,377)	—	(150,995)
Loss on extinguishment of debt	(4,132)	—	—	(4,132)	—	—	(4,132)
Gain on Native American development	—	49,074	—	49,074	—	—	49,074
Change in fair value of derivative instruments	1	(91)	—	(90)	—	—	(90)
	(137,829)	43,063	—	(94,766)	(11,377)	—	(106,143)
Income from continuing operations	83,281	241,862	(241,166)	83,977	2,364	28,395	114,736
Discontinued operations	—	(696)	—	(696)	(42,714)	—	(43,410)
Net income (loss)	83,281	241,166	(241,166)	83,281	(40,350)	28,395	71,326
Less: net loss attributable to noncontrolling interests	—	—	—	—	(11,955)	—	(11,955)
Net income (loss) attributable to Station Casinos LLC	$83,281	$241,166	$(241,166)	$83,281	$(28,395)	$28,395	$83,281

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$874,966	$—	$874,966	$7,275	$—	$882,241
Food and beverage	—	235,047	—	235,047	675	—	235,722
Room	—	102,409	—	102,409	3,221	—	105,630
Other	17	63,384	—	63,401	12,373	(8,343)	67,431
Management fees	11,149	15,318	—	26,467	33,291	—	59,758
Gross revenues	11,166	1,291,124	—	1,302,290	56,835	(8,343)	1,350,782
Promotional allowances	—	(94,100)	—	(94,100)	(545)	—	(94,645)
Net revenues	11,166	1,197,024	—	1,208,190	56,290	(8,343)	1,256,137

Operating costs and expenses:
Casino	—	337,050	—	337,050	2,601	—	339,651
Food and beverage	—	161,630	—	161,630	160	—	161,790
Room	—	41,017	—	41,017	2,045	—	43,062
Other	—	19,518	—	19,518	7,062	—	26,580
Selling, general and administrative	11,808	270,290	—	282,098	17,831	(8,343)	291,586
Preopening	13	209	—	222	—	—	222
Depreciation and amortization	4,553	111,931	—	116,484	12,270	—	128,754
Management fee expense	—	45,707	—	45,707	438	—	46,145
Impairment of goodwill	—	1,183	—	1,183	—	—	1,183
Write-downs and other charges, net	2,305	9,527	—	11,832	49	—	11,881
	18,679	998,062	—	1,016,741	42,456	(8,343)	1,050,854
Operating (loss) income	(7,513)	198,962	—	191,449	13,834	—	205,283
Earnings (losses) from subsidiaries	181,039	(15,604)	(179,052)	(13,617)	—	13,617	—
Earnings from joint ventures	—	1,603	—	1,603	—	—	1,603
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	173,526	184,961	(179,052)	179,435	13,834	13,617	206,886

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS (continued) FOR THE YEAR ENDED DECEMBER 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other (expense) income:
Interest expense, net	(142,409)	(11,348)	—	(153,757)	(10,865)	—	(164,622)
Loss on extinguishment of debt	(135,271)	(11,516)	—	(146,787)	—	—	(146,787)
Gain on Native American development	—	16,974	—	16,974	—	—	16,974
Change in fair value of derivative instruments	(272)	(19)	—	(291)	—	—	(291)
	(277,952)	(5,909)	—	(283,861)	(10,865)	—	(294,726)
(Loss) income from continuing operations	(104,426)	179,052	(179,052)	(104,426)	2,969	13,617	(87,840)
Discontinued operations	—	—	—	—	(25,653)	—	(25,653)
Net (loss) income	(104,426)	179,052	(179,052)	(104,426)	(22,684)	13,617	(113,493)
Less: net loss attributable to noncontrolling interests	—	—	—	—	(9,067)	—	(9,067)
Net (loss) income attributable to Station Casinos LLC	$(104,426)	$179,052	$(179,052)	$(104,426)	$(13,617)	$13,617	$(104,426)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE YEAR ENDED DECEMBER 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$126,744	$292,334	$(292,334)	$126,744	$1,277	$4,317	$132,338
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Unrealized loss arising during period	(6,851)	(5,421)	5,421	(6,851)	—	—	(6,851)
Reclassification of unrealized loss into income	8,548	2,293	(2,293)	8,548	—	—	8,548
Unrealized gain (loss) on interest rate swaps, net	1,697	(3,128)	3,128	1,697	—	—	1,697
Unrealized gain on available-for-sale securities:
Unrealized loss arising during the period	(102)	—	—	(102)	—	—	(102)
Reclassification of other-than-temporary impairment of available-for-sale securities into operations	201	—	—	201	—	—	201
Unrealized gain on available–for–sale securities, net	99	—	—	99	—	—	99
Other comprehensive income (loss)	1,796	(3,128)	3,128	1,796	—	—	1,796
Comprehensive income	128,540	289,206	(289,206)	128,540	1,277	4,317	134,134
Less comprehensive income attributable to noncontrolling interests	—	—	—	—	5,594	—	5,594
Comprehensive income (loss) attributable to Station Casinos LLC	$128,540	$289,206	$(289,206)	$128,540	$(4,317)	$4,317	$128,540

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE YEAR ENDED DECEMBER 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$83,281	$241,166	$(241,166)	$83,281	$(40,350)	$28,395	$71,326
Other comprehensive income:
Unrealized gain (loss) on interest rate swaps:
Unrealized loss arising during period	(7,999)	(7,415)	7,415	(7,999)	—	—	(7,999)
Reclassification of unrealized loss into income	12,896	4,504	(4,504)	12,896	—	—	12,896
Unrealized gain (loss) on interest rate swaps, net	4,897	(2,911)	2,911	4,897	—	—	4,897
Unrealized loss on available–for–sale securities	(63)	—	—	(63)	—	—	(63)
Other comprehensive income (loss)	4,834	(2,911)	2,911	4,834	—	—	4,834
Comprehensive income (loss)	88,115	238,255	(238,255)	88,115	(40,350)	28,395	76,160
Less comprehensive loss attributable to noncontrolling interests	—	—	—	—	(11,955)	—	(11,955)
Comprehensive income (loss) attributable to Station Casinos LLC	$88,115	$238,255	$(238,255)	$88,115	$(28,395)	$28,395	$88,115

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME FOR THE YEAR ENDED DECEMBER 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(104,426)	$179,052	$(179,052)	$(104,426)	$(22,684)	$13,617	$(113,493)
Other comprehensive income:
Unrealized loss on interest rate swaps:
Unrealized gain arising during period	772	3,015	(3,015)	772	—	—	772
Reclassification of unrealized loss into income	13,133	4,444	(4,444)	13,133	—	—	13,133
Unrealized gain on interest rate swaps, net	13,905	7,459	(7,459)	13,905	—	—	13,905
Unrealized loss on available–for–sale securities	(166)	—	—	(166)	—	—	(166)
Other comprehensive income	13,739	7,459	(7,459)	13,739	—	—	13,739
Comprehensive (loss) income	(90,687)	186,511	(186,511)	(90,687)	(22,684)	13,617	(99,754)
Less comprehensive loss attributable to noncontrolling interests	—	—	—	—	(9,067)	—	(9,067)
Comprehensive (loss) income attributable to Station Casinos LLC	$(90,687)	$186,511	$(186,511)	$(90,687)	$(13,617)	$13,617	$(90,687)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(113,117)	$409,708	$—	$296,591	$24,593	$—	$321,184
Cash flows from investing activities:
Capital expenditures, net of related payables	(25,655)	(73,492)	—	(99,147)	(848)	—	(99,995)
Proceeds from sale of land, property and equipment	41	25,591	—	25,632	697	—	26,329
Investment in joint ventures	—	(12)	—	(12)	(129)	—	(141)
Investment in subsidiaries	(129)	—	—	(129)	—	129	—
Distributions in excess of earnings from joint ventures	—	971	—	971	—	—	971
Distributions from subsidiaries	28,741	11,236	(28,741)	11,236	—	(11,236)	—
Proceeds from repayment of advances to subsidiaries, net	180,142	—	(180,142)	—	—	—	—
Loans to parent, net	—	(156,890)	156,890	—	—	—	—
Native American development costs	—	(1,827)	—	(1,827)	—	—	(1,827)
Other, net	(874)	(1,093)	—	(1,967)	(27)	—	(1,994)
Net cash provided by (used in) investing activities	182,266	(195,516)	(51,993)	(65,243)	(307)	(11,107)	(76,657)
Cash flows from financing activities:
Borrowings under credit agreements with original maturities of three months or less, net	20,000	—	—	20,000	—	—	20,000
Payments under credit agreements with original maturities greater than three months	(77,277)	—	—	(77,277)	(3,157)	—	(80,434)
Distributions to members and noncontrolling interests	(162,258)	(28,741)	28,741	(162,258)	(22,219)	11,236	(173,241)
Payments on derivative instruments with other-than-insignificant financing element	(7,872)	(1,075)	—	(8,947)	—	—	(8,947)
Loans from subsidiaries, net	156,890	—	(156,890)	—	—	—	—
Payments on advances from parent, net	—	(180,142)	180,142	—	—	—	—
Capital contributions from members	—	—	—	—	129	(129)	—
Other, net	(6,289)	(2,972)	—	(9,261)	—	—	(9,261)
Net cash (used in) provided by financing activities	(76,806)	(212,930)	51,993	(237,743)	(25,247)	11,107	(251,883)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued) FOR THE YEAR ENDED DECEMBER 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
(Decrease) increase in cash and cash equivalents	(7,657)	1,262	—	(6,395)	(961)	—	(7,356)
Balance, beginning of year	13,554	104,575	—	118,129	4,573	—	122,702
Balance, end of year	$5,897	$105,837	$—	$111,734	$3,612	$—	$115,346

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$115,407	$1,367	$—	$116,774	$3,432	$—	$120,206
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$5,685	$14,067	$—	$19,752	$134	$—	$19,886

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(118,162)	$361,733	$—	$243,571	$(1,272)	$—	$242,299
Cash flows from investing activities:
Capital expenditures, net of related payables	(32,614)	(66,871)	—	(99,485)	(3,164)	—	(102,649)
Proceeds from sale of land, property and equipment	18	2,721	—	2,739	—	—	2,739
Investments in joint ventures	—	(33)	—	(33)	(5,778)	—	(5,811)
Investment in subsidiaries	(5,778)	(13,531)	—	(19,309)	—	19,309	—
Distributions in excess of earnings from joint ventures	—	1,019	—	1,019	—	—	1,019
Distributions from subsidiaries	21,818	10,094	(21,818)	10,094	—	(10,094)	—
Proceeds from repayment of Native American development costs	—	66,048	—	66,048	—	—	66,048
Proceeds from repayment of advances to subsidiaries, net	170,439	—	(170,439)	—	—	—	—
Loans to parent, net	—	(160,490)	160,490	—	—	—	—
Native American development costs	—	(2,630)	—	(2,630)	—	—	(2,630)
Other, net	714	(762)	—	(48)	50	—	2
Net cash provided by (used in) investing activities	154,597	(164,435)	(31,767)	(41,605)	(8,892)	9,215	(41,282)
Cash flows from financing activities:
Payments under credit agreements with original maturities greater than three months	(66,922)	—	—	(66,922)	(1,207)	—	(68,129)
Distributions to members and noncontrolling interests	(130,319)	(21,818)	21,818	(130,319)	(20,188)	10,094	(140,413)
Payment of debt issuance costs	(2,454)	—	—	(2,454)	—	—	(2,454)
Payments on derivative instruments with other-than-insignificant financing elements	(8,948)	(2,032)	—	(10,980)	—	—	(10,980)
Loans from subsidiaries, net	160,490	—	(160,490)	—	—	—	—
Payments on advances from parent, net	—	(170,439)	170,439	—	—	—	—
Capital contributions from members	—	—	—	—	19,309	(19,309)	—
Capital contributions from noncontrolling interests	—	—	—	—	9,969	—	9,969
Other, net	(1,910)	(2,018)	—	(3,928)	(1)	—	(3,929)
Net cash (used in) provided by financing activities	(50,063)	(196,307)	31,767	(214,603)	7,882	(9,215)	(215,936)

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued) FOR THE YEAR ENDED DECEMBER 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
(Decrease) increase in cash and cash equivalents	(13,628)	991	—	(12,637)	(2,282)	—	(14,919)
Balance, beginning of year	27,182	103,584	—	130,766	6,855	—	137,621
Balance, end of year	$13,554	$104,575	$—	$118,129	$4,573	$—	$122,702
Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$122,202	$2,383	$—	$124,585	$3,283	$—	$127,868
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$2,063	$15,040	$—	$17,103	$257	$—	$17,360

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(99,353)	$326,171	$—	$226,818	$2,305	$—	$229,123
Cash flows from investing activities:
Capital expenditures, net of related payables	(282)	(81,313)	—	(81,595)	(4,693)	—	(86,288)
Proceeds from sale of land, property and equipment	43	3,412	—	3,455	13	—	3,468
Investments in joint ventures	—	(4,598)	—	(4,598)	—	—	(4,598)
Investment in subsidiaries	—	(19,903)	—	(19,903)	—	19,903	—
Advances to subsidiaries, net	(499,381)	—	499,381	—	—	—	—
Distributions in excess of earnings from joint ventures	—	315	—	315	—	—	315
Distributions from subsidiaries	21,383	10,202	(21,383)	10,202	—	(10,202)	—
Loans to parent, net	—	(145,661)	145,661	—	—	—	—
Native American development costs	—	(3,551)	—	(3,551)	—	—	(3,551)
Other, net	6	(2,254)	—	(2,248)	(128)	—	(2,376)
Net cash used in investing activities	(478,231)	(243,351)	623,659	(97,923)	(4,808)	9,701	(93,030)
Cash flows from financing activities:
Proceeds from issuance of 7.50% Senior Notes	499,935	—	—	499,935	—	—	499,935
Repayment of Senior Notes	(625,000)	—	—	(625,000)	—	—	(625,000)
Borrowings under credit agreements with original maturities greater than three months	1,611,622	—	—	1,611,622	—	—	1,611,622
Borrowings under credit agreements with original maturities of three months or less, net	(5,000)	—	—	(5,000)	—	—	(5,000)
Payments under credit agreements with original maturities greater than three months	(936,831)	(573,562)	—	(1,510,393)	(2,855)	—	(1,513,248)
Distributions to members and noncontrolling interests	(46,480)	(21,383)	21,383	(46,480)	(20,406)	10,202	(56,684)
Payment of debt issuance costs	(33,248)	(2,654)	—	(35,902)	—	—	(35,902)
Payments on derivative instruments with other-than-insignificant financing elements	(7,003)	(2,036)	—	(9,039)	—	—	(9,039)
Loans from subsidiaries, net	145,661	—	(145,661)	—	—	—	—
Advances from parent, net	—	499,381	(499,381)	—	—	—	—
Capital contributions from members	—	—	—	—	19,903	(19,903)	—

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENTS OF CASH FLOWS (continued) FOR THE YEAR ENDED DECEMBER 31, 2013 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Capital contributions from noncontrolling interests	—	—	—	—	15,316	—	15,316
Other, net	(1,731)	(822)	—	(2,553)	(6,799)	—	(9,352)
Net cash provided by (used in) financing activities	601,925	(101,076)	(623,659)	(122,810)	5,159	(9,701)	(127,352)
Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
Increase (decrease) in cash and cash equivalents	24,341	(18,256)	—	6,085	2,656	—	8,741
Balance, beginning of year	2,841	121,840	—	124,681	4,199	—	128,880
Balance, end of year	$27,182	$103,584	$—	$130,766	$6,855	$—	$137,621

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$106,923	$10,272	$—	$117,195	$45	$—	$117,240
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$—	$11,395	$—	$11,395	$97	$—	$11,492
Issuance of note payable with option by Fertitta Interactive in exchange for redemption of noncontrolling interest	$—	$—	$—	$—	$4,600	$—	$4,600

22.    Quarterly Financial Information (Unaudited)
Quarterly financial information is presented below (amounts in thousands):

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$342,769	$337,818	$323,597	$347,951
Operating income	75,301	68,071	54,588	76,657
Income from continuing operations	39,413	32,172	19,207	41,712
Discontinued operations	(132)	(33)	(6)	5
Net income	39,281	32,139	19,201	41,717
Net income attributable to Station Casinos LLC	37,822	29,816	17,253	41,853

	Year Ended December 31, 2014
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Net revenues	$326,477	$321,747		$309,656	$333,736
Operating income	67,236	48,272		33,714	70,620
Income (loss) from continuing operations	23,915	60,729	(a)	(3,799)	33,891
Discontinued operations	(10,328)	(6,120)		(26,521)	(441)
Net income (loss)	13,587	54,609		(30,320)	33,450
Net income (loss) attributable to Station Casinos LLC	15,284	55,361		(20,848)	33,484
(a)    Includes $49.1 million gain on repayment of advances by Graton Resort.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Managers regarding the preparation and fair presentation of published financial statements.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. This assessment was performed using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on such assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2015, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Managers consist of up to seven members designated as follows: (i) up to three individuals designated by FI Station Investor and its affiliates (the “Fertitta Directors”); (ii) up to two individuals designated by German American Capital Corporation (the “Lender Directors”); and (iii)  up to two individuals that qualify as “independent” based upon the listing standards of the New York Stock Exchange (“NYSE”) designated by the Fertitta Directors, subject to the approval of the Lender Directors.
Set forth below are the names, ages, positions and biographical information of our managers and executive officers.

Name	Age	Position
Frank J. Fertitta III (*)	54	Manager and Chief Executive Officer
Stephen L. Cavallaro	58	Executive Vice Chairman
Richard J. Haskins	52	President
Marc J. Falcone	42	Executive Vice President, Chief Financial Officer and Treasurer
Daniel J. Roy	56	Executive Vice President and Chief Operating Officer
Lorenzo J. Fertitta (*)	47	Manager
James E. Nave, D.V.M.	71	Manager
Robert A. Cashell, Jr.	50	Manager
Robert E. Lewis	70	Manager
_______________________________________________
(*) Frank J. Fertitta III and Lorenzo J. Fertitta are brothers.
Set forth below is a description of the backgrounds, including business experience, for each of our managers and executive officers.
Frank J. Fertitta III.  Mr. Fertitta has been the Chief Executive Officer of Fertitta Entertainment since April 2011, our Chief Executive Officer since January 2011, and a member of our Board of Managers since June 2011. Mr. Fertitta also served as our President from January 2011 to October 2012. Mr. Fertitta served as Chairman of the Board of STN from February 1993, Chief Executive Officer of STN from July 1992 and President of STN from July 2008, in each case through June 2011.  Mr. Fertitta also served as President of STN from 1989 until July 2000. He has held senior management positions since 1985, when he was named General Manager of Palace Station. He was elected a director of STN in 1986, at which time he was also appointed Executive Vice President and Chief Operating Officer. Mr. Fertitta is a co-owner of Fertitta Entertainment and Zuffa, LLC which is the parent company of the Ultimate Fighting Championship, a martial arts promotion organization.  We believe that Mr. Fertitta’s experience and business expertise in the gaming industry, as well as his position as one of our principal equityholders, give him the qualifications and skills to serve as a Manager.
Stephen L. Cavallaro. Mr. Cavallaro has served as Executive Vice Chairman for the Company since November 1, 2015. Mr. Cavallaro has also served as President of Fertitta Entertainment since October 2012, and as Chief Operating Officer of Fertitta Entertainment since June 2013. Mr. Cavallaro served as President of the Company from October 2012 to October 2015, and as Chief Operating Officer of the Company from June 2013 to October 2015. Mr. Cavallaro served as the Chairman, President and Chief Executive Officer of Cavallaro Consulting Group from 2005 to 2012. From 2001 to 2004, Mr. Cavallaro was Executive Vice President and Chief Operating Officer of Station Casinos, Inc. From 2000 to 2001, he served as Chairman, President and CEO of Cavallaro Consulting Group. Mr. Cavallaro served as President and Chief Executive Officer of Travelscape.com from 1999 to 2000. Mr. Cavallaro served as Executive Vice President and Chief Operating Officer of Harveys Casino Resorts from 1996 to 1999. From 1994 to 1995, he served as Senior Vice President and General Manager of Hard Rock Hotel & Casino.

Richard J. Haskins.  Mr. Haskins has served as President for the Company since November 1, 2015. Mr. Haskins has served as Executive Vice President, General Counsel and Secretary of Fertitta Entertainment since April 2011. Mr. Haskins served as Executive Vice President, General Counsel and Secretary the Company from 2011 to 2015, and served as Executive Vice President and Secretary of STN from July 2004 and served as General Counsel of STN from April 2002, in each case through June 2011.  He previously served as Assistant Secretary of STN from September 2003 to July 2004, as Vice President and Associate General Counsel of STN from November 1998 to March 2002 and as General Counsel of Midwest Operations of STN from November 1995 to October 1998. Mr. Haskins is a member of the American Bar Association, Kansas Bar Association, Missouri Bar Association and Nevada Bar Association.

Marc J. Falcone.  Mr. Falcone has served as Chief Financial Officer of Fertitta Entertainment since November 2010 and our Chief Financial Officer since January 2011. Mr. Falcone also has served as our Treasurer since January 2013.  From June 2008 to October 2010, Mr. Falcone worked at Goldman Sachs where he focused on restructuring transactions in the hospitality and gaming sectors under that firm’s Whitehall division. From May 2006 to June 2008 Mr. Falcone was a senior analyst at Magnetar Capital, LLC (an alternative asset management firm), covering the gaming, lodging, leisure, REIT and airline industries.  From May 2002 to June 2006, Mr. Falcone was a Managing Director for Deutsche Bank Securities Inc. covering gaming, lodging and leisure companies and was recognized as one of the industry’s top analysts.  Prior to joining Deutsche Bank Securities Inc., Mr. Falcone worked for Bear Stearns & Co., also covering the gaming, lodging, and leisure industries.

Daniel J. Roy. Mr. Roy has served as Executive Vice President and Chief Operating Officer for the Company since November 1, 2015. Mr. Roy served as Executive Vice President of Operations for the Company from June 2013 to October 2015. From February 2013 to June 2013, Mr. Roy served as Senior Vice President of Gaming Operations for the Company. From 2009 to 2012, Mr. Roy served as Executive Vice President of Operations for Warner Gaming. From 2001 to 2009, Mr. Roy served as Senior Vice President of Operations for Station Casinos, Inc. From 1997 to 2001, Mr. Roy served as Senior Vice President of Iowa Operations for Harvey’s Casinos Resorts.

Lorenzo J. Fertitta.  Mr. Fertitta has served as a member of our Board of Managers since June 2011 and served as Vice Chairman of the Board of STN from December 2003 and as a director from 1991, in each case through June 2011. Mr. Fertitta also served as President of STN from July 2000 until June 30, 2008. Mr. Fertitta is a co-owner of Fertitta Entertainment and Zuffa, LLC and has served as the chairman and chief executive officer of Zuffa since June 2008. From 1991 to 1993, he served as Vice President of STN. Mr. Fertitta served as President and Chief Executive Officer of Fertitta Enterprises, Inc. from June 1993 to July 2000, where he was responsible for managing an investment portfolio consisting of marketable securities and real property. Mr. Fertitta served as a member of the Board of Directors of the Nevada Resort Association from 2001 to 2008. Mr. Fertitta served as a director of the American Gaming Association from December 2005 to May 2008 and as a commissioner on the Nevada State Athletic Commission from November 1996 until July 2000. We believe that Mr. Fertitta’s experience and business expertise in the gaming industry, as well as his position as one of our principal equityholders, give him the qualifications and skills to serve as a Manager.

James E. Nave, D.V.M.  Dr. Nave has served as a member of our Board of Managers since June 2011 and served as a director of STN from March 2001 until June 2011. During that period, he was the Chairman of the Audit Committee and served on the Governance and Compensation Committee. Dr. Nave has been an owner of the Tropicana Animal Hospital since 1974 and has been the owner and manager of multiple veterinary hospitals since 1976. Dr. Nave served on the Board of Directors of Bank of Nevada (formerly Bank West of Nevada) from 1994 to January 2014. Dr. Nave has served on the Board of Directors of Western Alliance Bancorporation since 2003, where he also serves as a member of the Audit and Compensation Committees. Dr. Nave also served as the Director of International Affairs for the American Veterinary Medical Association (the “AVMA”) from July 2001 to July 2013. Previously Dr. Nave served as the Globalization Liaison Agent for Education and Licensing of the AVMA, and he was also the Chairperson of the AVMA’s National Commission for Veterinary Economics Issues from 2001 through July 2007. In addition, Dr. Nave is a member and past President of the Nevada Veterinary Medical Association, the Western Veterinary Conference and the American Veterinary Medical Association. He is also a member of the Clark County Veterinary Medical Association, the National Academy of Practitioners, the American Animal Hospital Association and previously served on the Executive Board of the World Veterinary Association. Dr. Nave was the chairman of the University of Missouri College of Veterinary Medicine Development Committee from 1984 to 1992. He was also a member of the Nevada State Athletic Commission from 1988 to 1999 and served as its chairman from 1989 to 1992 and from 1994 to 1996. We believe that Dr. Nave’s financial and business expertise, including his diversified background of managing and directing a variety of public and private organizations, give him the qualifications and skills to serve as a Manager.

Robert A. Cashell, Jr.  Mr. Cashell has served as a member of our Board of Managers since June 2011. He has been involved in the gaming industry for over 25 years, beginning in management training in 1979 at Boomtown Hotel and Casino in Northern Nevada. From 1991 to 1998, Mr. Cashell served as General Manager of the Horseshoe Club in Reno, Nevada. Since 1995, Mr. Cashell has also served as President of Northpointe Sierra, Inc. which owns and operates 5 casinos within TA and

Petro Travel Centers in northern and southern Nevada under the brand name Alamo Casino. Since 2001, Mr. Cashell has owned and served as President of Topaz Lodge and Casino in Gardnerville, Nevada. Between 2003 and 2007, Mr. Cashell managed other gaming properties in Nevada on behalf of owners and investment groups. In 2013, Mr. Cashell acquired the Winners Inn and Pete’s Gambling Hall in Winnemucca, Nevada and serves as the company’s President. Since 2000, Mr. Cashell has served as the Chairman of Heritage Bancorp and Heritage Bank of Nevada. We believe that Mr. Cashell’s experience and business experience in the gaming industry give him the qualifications and skills to serve as a Manager.

Robert E. Lewis.  Mr. Lewis has served as a member of our Board of Managers since June 2011 and served as a director of STN from May 2004 until November 2007.  While a director of STN, he served on the Audit and Governance and Compensation Committees. Mr. Lewis has served as president of the Nevada Division of Lewis Operating Corp., a builder and owner of rental communities, shopping centers, office buildings and industrial parks of distinction, since December 1999. Mr. Lewis became the president of the Nevada Region of Kaufman and Broad Home Corporation upon the merger of Lewis Homes Management Corp. and Kaufman and Broad Home Corporation in January 1999. He served in that capacity until December 1999. Prior to the merger, Mr. Lewis ran the Nevada operations of the Lewis Homes group of companies and its affiliates for 25 years. He has served as a director for the National Association of Home Builders and as a director and President of the Southern Nevada Home Builders Association from 1987 to 1988. Mr. Lewis served on the Executive Committee of the Nevada Development Authority, served as its Legislative Committee Co-Chairman for a number of years, and was its Secretary from 1995 to 1997. He served as the Chairman of the Las Vegas District Council of the Urban Land Institute from 2002 to 2005 and served on the Clark County Community Growth Task Force from 2004 to 2005. We believe that Mr. Lewis’s experience and business expertise give him the qualifications and skills to serve as a Manager.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and managers who directly or indirectly beneficially own more than 10% of our equity securities to file reports of ownerships on Forms 3, 4 and 5 with the SEC. Executive officers, directors and 10% stockholders are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 they file. Based solely on our review of the copies of such forms we have received, we believe that all of our executive officers, managers and greater than 10% beneficial owners complied with all of the filing requirements applicable to them with respect to transactions during 2015.
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
Board Leadership Structure and Risk Oversight
We do not have a formal policy regarding the separation of the roles of Chief Executive Officer and Manager, as we believe making that determination based on the position and direction of the Company and the membership of the Board of Managers is in our best interest. Frank J. Fertitta III serves as member of our Board of Managers and our Chief Executive Officer. The Board of Managers determined that the combination of these roles is in the best interest of our stakeholders because this structure makes the best use of Mr. Fertitta’s extensive knowledge of the Company and its industry, as well as fostering greater communication between our management and our Board of Managers.
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
Compensation Discussion and Analysis
This section discusses the material elements of the compensation of each of our executive officers as of December 31, 2015 identified below, whom we refer to as our “Named Executive Officers”:

•	Frank J. Fertitta III, Manager and Chief Executive Officer;

•	Stephen L. Cavallaro, Executive Vice Chairman;

•	Richard J. Haskins, President;

•	Marc J. Falcone, Executive Vice President, Chief Financial Officer and Treasurer; and

•	Daniel J. Roy, Executive Vice President and Chief Operating Officer.
All of our Named Executive Officers other than Mr. Roy are employees of Fertitta Entertainment (the “FE NEOs”). The FE NEOs were not compensated directly by the Company; however, they received compensation for services as our executive officers from Fertitta Entertainment, to whom we paid management fees. See Item 13—Certain Relationships and Related Transactions, and Director Independence for additional information about our management relationship with affiliates of Fertitta Entertainment. As a result of the management arrangements, the compensation of the FE NEOs was determined exclusively by Fertitta Entertainment and we did not influence the determination of the amount or elements of such compensation. Accordingly, we did not have an executive compensation program for the FE NEOs.
Set forth below is information about all compensation for services rendered to us or our subsidiaries by the FE NEOs in all capacities pursuant to the management agreements and compensation paid by the Company to Mr. Roy, in each case for the years ended December 31, 2015, 2014 and 2013.
Compensation Committee Report
We do not have a separate compensation committee. We, as the Board of Managers, have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on this review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2015.
Respectfully Submitted,

Frank J. Fertitta III
Lorenzo J. Fertitta
Robert A. Cashell, Jr.
James E. Nave, D.V.M.
Robert E. Lewis

SUMMARY COMPENSATION TABLE
The following table sets forth information regarding compensation paid by Fertitta Entertainment to our Named Executive Officers (by the Company for Mr. Roy) for services rendered to us in all executive capacities during the years ended December 31, 2015, 2014 and 2013.

Name and Principal Position	Year	Salary ($)(b)	Bonus ($)(c)	Stock Awards ($)(d)	Option Awards ($)(e)	All Other Compensation ($)(f)	Total ($)
Frank J. Fertitta III	2015	$1,000,000	$1,000,000	$—	$—	$529,998	$2,529,998
Chairman of the Board	2014	1,000,000	1,000,000	—	—	527,433	2,527,433
and Chief Executive Officer	2013	1,000,000	1,000,000	—	—	394,500	2,394,500

Stephen L. Cavallaro	2015	1,000,108	1,239,961	—	—	67,658	2,307,727
Executive Vice Chairman	2014	1,031,698	1,205,402	—	—	61,941	2,299,041
	2013	1,030,493	1,000,000	9,666,034	—	51,309	11,747,836

Richard J. Haskins	2015	620,192	625,000	—	—	11,500	1,256,692
President	2014	503,846	500,000	—	—	14,200	1,018,046
	2013	521,586	500,000	—	—	17,900	1,039,486

Marc J. Falcone	2015	600,000	475,000	—	—	17,533	1,092,533
Executive Vice President,	2014	503,846	500,000	—	—	26,803	1,030,649
Chief Financial Officer and Treasurer	2013	529,011	500,000	—	—	34,924	1,063,935

Daniel J. Roy (a)	2015	513,762	500,000	—	—	21,852	1,035,614
Executive Vice President and	2014	500,000	400,000	—	—	20,598	920,598
Chief Operating Officer	2013	373,558	300,000	927,902	—	414	1,601,874

Scott M Nielson	2014	471,154	—	—	—	43,315	514,469
Executive Vice President and	2013	521,586	375,000	—	—	25,671	922,257
Chief Development Officer
_____________________________________

(a)	Mr. Roy became a Named Executive Officer in 2015.

(b)	Amounts shown are salary amounts earned without consideration as to the year of payment.

(c)	Amounts represent bonuses earned without consideration as to the year of payment.

(d)
Amount reflects the full grant date fair value of the FI Station Investor profit units, Fertitta Entertainment profit units or Station Holdco profit units, as applicable, granted during 2013 computed in accordance with ASC Topic 719, rather than the amounts paid to or realized by the named individual. See the discussion under the caption “Equity Based Compensation” for information about equity incentives granted to the Named Executive Officers.

(e)	See the discussion under the caption “Equity Based Compensation” for information about equity incentives granted to the Named Executive Officers.
(f)    All Other Compensation for 2015 consisted of the following:

Benefits and Perquisites ($)	Frank J. Fertitta III		Stephen L. Cavallaro	Richard J. Haskins	Marc J. Falcone	Daniel J. Roy
Life insurance	$216,890		$26,005	$2,700	$4,005	$13,557
Executive medical	66,622		33,329	3,500	8,528	8,295
Tax preparation services	—		8,324	5,300	5,000	—
Other	246,486	(i)	—	—	—	—
Total	$529,998		$67,658	$11,500	$17,533	$21,852
________________________________________________
(i)    Represents personal use of aircraft leased by Fertitta Entertainment.

Discussion of Summary Compensation Table
The annual base salary for each FE NEO other than Frank J. Fertitta III is set forth in his employment agreement with Fertitta Entertainment. Mr. Fertitta does not have an employment agreement with Fertitta Entertainment. The base salary for each of the FE NEOs is reviewed on an annual basis and is subject to adjustment (for increase but not for decrease) based on an evaluation of the executive’s performance. Actual base salary amounts, stock awards, cash bonus awards and other compensation for 2015 were determined by Fertitta Entertainment’s managing members. The annual base salary for Mr. Roy is set forth in his employment agreement with the Company. Mr. Roy’s base salary is reviewed on an annual basis and is subject to increase based on an evaluation of Mr. Roy’s performance. Mr. Roy’s actual base salary, stock awards, cash bonus awards and other compensation were determined by our board of directors in a manner consistent with Mr. Roy’s employment agreement and generally consistent with compensation paid to similarly situated Company executives.
The base salaries, stock awards, cash bonus awards and other compensation that were awarded to each Named Executive Officer during the years ended December 31, 2015, 2014 and 2013 are detailed in the above tables. A description of the material terms of the Named Executive Officers’ employment agreements is set forth below.
Fertitta Entertainment entered into employment agreements with Mr. Cavallaro on October 10, 2012, with Mr. Falcone on October 29, 2009 and with Mr. Haskins as of June 16, 2011 (collectively, the “FE NEO Employment Agreements”). All of the FE NEO Employment Agreements have five-year terms, but are subject to automatic three-year extensions unless Fertitta Entertainment or the FE NEO who is party thereto gives notice at least 30 days prior to the end of the then-current term or unless the employment agreement is otherwise terminated pursuant to the terms of such agreement. The FE NEO Employment Agreements do not prohibit the FE NEOs from engaging in charitable and community affairs or managing personal investments during the term of their employment.
Each FE NEO Employment Agreement provides for a base salary (to be reviewed annually for increase but not decrease) and an annual cash bonus to be based on the FE NEO’s performance and to be determined by Fertitta Entertainment’s managing members. The annual base salary for the FE NEOs as provided in the employment agreements with Fertitta Entertainment is $1,000,000 for Mr. Cavallaro, $500,000 for Mr. Falcone and $500,000 for Mr. Haskins. The base salary for Messrs. Falcone and Haskins was increased to $600,000 per year in December 2014, and the base salary for Mr. Haskins was subsequently increased to $750,000 per year in November 2015. The base salary for Mr. Cavallaro was reduced to $750,000 per year in November 2015. The employment agreements for each of Messrs. Cavallaro, Falcone and Haskins provide for a target bonus of 100% of such executive’s annual base salary; provided, however, that Mr. Cavallaro’s employment agreement provided for a guaranteed bonus of $1,000,000 for each of 2013 and 2014.
The FE NEO Employment Agreements provide that the FE NEOs are also entitled to certain other benefits and perquisites in addition to those made available to Fertitta Entertainment’s management generally. Perquisites include, but are not limited to, four weeks of vacation per year for Messrs. Falcone and Haskins and five weeks of vacation per year for Mr. Cavallaro.
The Company amended its employment agreement with Mr. Roy on November 1, 2015. Mr. Roy’s employment agreement provides for a five-year term, subject to automatic one-year extensions unless either party gives notice at least 30 days prior to the end of the then-current term or unless the employment agreement is otherwise terminated pursuant to its terms.
Mr. Roy’s employment agreement provides for a base salary of $600,000 (to be reviewed annually and which may be increased) and an annual bonus, pursuant to our discretionary bonus plan, with a target amount equal to 100% of Mr. Roy’s annual base salary. Mr. Roy’s actual annual bonus amount is based upon the achievement of certain goals and objectives, as well as our overall performance. Mr. Roy’s employment agreement entitles him to certain other benefits and perquisites in addition to those made available to our salaried employees generally. Perquisites for Mr. Roy include, but are not limited to, four weeks of vacation per year.
For a discussion of the benefits to be paid to the Named Executive Officers upon termination of their Employment Agreements, please see the section entitled “Potential Payments Upon Termination of Employment” below.
Equity-Based Compensation
Long-term incentive compensation is provided to the Named Executive Officers in the form of an indirect interest in non-voting limited liability company membership interests in Fertitta Entertainment and FI Station Investor. The purpose of the indirect interest in membership interests of Fertitta Entertainment (the “FE Profit Units”) and FI Station Investor (the “FI Profit

Units” and, together with the FE Profit Units, the “Profit Units”) is to allow certain officers and members of our management to participate in our long-term growth and financial success through indirect ownership of an interest in Fertitta Entertainment, the manager of our properties, and FI Station Investor, an indirect owner of a majority equity interest in the Company. Each FE NEO (with the exception of Mr. Fertitta) has received an award of FE Profit Units and FI Profit Units.
The FE Profit Units and FI Profit Units held by each of the FE NEOs have vested. Vested FE Profit Units are subject to call rights of Fertitta Entertainment or FI Station Investor, as applicable, in the event of termination of employment of the holder thereof for any reason, and subject to forfeiture in the event of termination of employment of the holder for specified acts or violations of employment agreements. The FE Profit Units permit the holders thereof to participate in distributions made by Fertitta Entertainment following the return of capital contributions to the holders of common units of Fertitta Entertainment and will be purchased by Station LLC along with all other equity interests in Fertitta Entertainment in connection with the Fertitta Entertainment Acquisition. The FI Profit Units permit the holders thereof to participate in distributions made by FI Station Investor following the return of capital contributions and a return on investment of 15% per annum to the holders of common units of FI Station Investor. The FE Profit Units and FI Profit Units held by the FE NEOs at December 31, 2015 represented approximately 7.2% and 6.1% of the total outstanding units in Fertitta Entertainment and FI Station Investor, respectively.
Long‑term incentive compensation is provided to Mr. Roy in the form of an indirect interest in Station Holdco profits interests granted pursuant to the Station Holdco LLC Amended and Restated Profit Units Plan (the “Station Profit Units Plan”). The purpose of the Station Holdco profit units is to allow certain officers and members of our management to participate in our long-term growth and financial success through direct or indirect ownership of an interest in Station Holdco.
Pursuant to the Station Profit Units Plan, Mr. Roy was granted 504,392 Station Holdco profit units on April 25, 2013 (which are scheduled to vest 25% on the first four anniversaries of January 24, 2013) and 250,000 Station Holdco profit units on July 31, 2013 (which are scheduled to vest 25% on the first four anniversaries of the grant date). Pursuant to the Station Profit Units Plan, unvested Station Holdco profit units will immediately vest upon a “Change of Control” (as such term is defined in the Station Profit Units Plan). Unvested Station Holdco profit units are subject to forfeiture upon termination of employment of the holder thereof. Vested Station Holdco profit units are subject to call rights of Station Holdco in the event of termination of employment of the holder thereof.

OUTSTANDING EQUITY AWARDS
The following table sets forth information concerning all unvested equity-based awards held by the Named Executive Officers at December 31, 2015.

Profit Unit Awards
Name	Number of Profit Units That Have Not Vested (#)(a)	Market Value of Profit Units That Have Not Vested ($)(b)
Frank J. Fertitta III	—	$—
Stephen L. Cavallaro	—	—
Marc J. Falcone	—	—
Richard J. Haskins	—	—
Daniel J. Roy (1)	377,196	1,300,000

(a)	Represents indirect interest in profit units of Station Holdco

(1)
126,098 of Mr. Roy’s unvested awards vested on January 24, 2016, 126,098 of Mr. Roy’s unvested awards will vest on January 24, 2017 and 62,500 of Mr. Roy’s unvested awards will vest on each of July 31, 2016 and July 31, 2017. All vesting is conditioned upon Mr. Roy being an employee of the Company or its affiliates on the vesting date.

(b)	Represents the approximate market value of the Profit Units determined by the Company based on recent indications of the value of the Company.

PROFIT UNITS VESTED DURING 2015
The following table sets forth information concerning the vesting of profit unit awards during the year ended December 31, 2015:

	Profit Unit Awards
Name	Number of Profit Units Acquired on Vesting (#)(a)		Value Realized on Vesting ($)(b)
Frank J. Fertitta III	—		$—
Stephen L. Cavallaro	1,500	FE	6,000,000
	2,709,352	FI	9,500,000
Richard J. Haskins	500	FE	2,000,000
	1,128,896.5	FI	4,000,000
Marc. J. Falcone	—	FE	—
	1,128,896.5	FI	4,000,000
Daniel J. Roy	188,598	Station Holdco	650,000

(a)	Represents the vesting of FE Profit Units, FI Profit Units or Station Holdco profit units, as applicable.

(b)
Represents the approximate market value of the FI Profit Units and Station Holdco profit units as determined by the Company based on recent indications of the value of the Company. The market value per FE Profit Unit is based on the value of Fertitta Entertainment implied by the consideration to be paid for the equity interests of Fertitta Entertainment in connection with the Fertitta Entertainment Acquisition.

Potential Payments upon Termination of Employment Or Change In Control
FE NEO Employment Agreements
Each of the FE NEOs (other than Frank J. Fertitta III) is party to an employment agreement that requires Fertitta Entertainment to make payments and provide benefits to such FE NEO upon the termination of his employment with Fertitta Entertainment under various scenarios. The FE NEO Employment Agreements do not provide for any additional payments or benefits under a voluntary termination of employment by the FE NEO or involuntary termination by Fertitta Entertainment for “Cause” (as defined in the applicable FE NEO Employment Agreement). Under those scenarios, the FE NEOs are only entitled to their accrued and unpaid obligations, such as salary. The Company is not required to make any payments to the FE NEOs upon termination of employment by Fertitta Entertainment.
A description of the payments and benefits that Fertitta Entertainment is required to provide to the FE NEOs under their FE NEO Employment Agreements upon various termination events is set forth below.
Employment Agreement with Mr. Roy
Mr. Roy is party to an employment agreement that requires the Company to make payments and provide benefits to Mr. Roy upon the termination of his employment with us under various scenarios. Mr. Roy’s employment agreement does not provide for any additional payments or benefits under a voluntary termination of employment by Mr. Roy or involuntary termination by us for “Cause” (as defined in Mr. Roy’s employment agreement). Under those scenarios, Mr. Roy is only entitled to his accrued and unpaid obligations, such as salary and any annual bonus awarded but not yet paid. A description of the payments and benefits that we are required to provide to Mr. Roy under his employment agreement upon various termination events is set forth below.
Termination as a Result of Death or Disability
In the event that an FE NEO (other than Frank J. Fertitta III) or Mr. Roy is terminated as a result of his death or disability, he or his legal representative will receive all salary due to the Named Executive Officer under his employment agreement as of the date of his death or disability. In addition, the Named Executive Officer or his legal representative will receive any compensation accrued and payable as of the date of death or disability.
Termination Without Cause
In the event an FE NEO (other than Frank J. Fertitta III) or Mr. Roy is terminated without Cause, other than due to death or disability, the Named Executive Officer will receive an amount equal to his base salary, paid over a period of 12 months in equal installments after the date of termination of his employment, and continuation (or, in the case of Mr. Roy, reimbursement for the COBRA continuation cost) of medical insurance for 12 months. In addition, each FE NEO (other than Frank J. Fertitta III) will receive a pro‑rata portion of the annual bonus for the year in which he is terminated.
Payments Upon Change in Control
Upon the occurrence of a change of control of the Company, the FI Profit Units held by the FE NEOs will immediately vest. The vesting schedule of the FE Profit Units is not affected by a change of control of the Company. All of the FI Profit Units and FE Profit Units held by the FE NEOs are vested. Pursuant to the Station Profit Units Plan, all unvested Station Holdco profit units will immediately vest upon a “Change of Control” (as such term is defined in the Station Profit Units Plan).
MANAGER COMPENSATION FOR 2015
The following table discloses the compensation for members of our Board of Managers for the year ended December 31, 2015:

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
GOVERNANCE AND COMPENSATION COMMITTEE
INTERLOCKS AND INSIDER PARTICIPATION
Since we do not have a standing compensation committee, governance and compensation decisions are made by our entire board, subject to supermajority approval to the extent required pursuant to the Equityholders Agreement. The members of our Board of Managers are Frank J. Fertitta III, Lorenzo J. Fertitta, Dr. James E. Nave, D.V.M., Robert A. Cashell, Jr., and Robert E. Lewis. Frank J. Fertitta III is an officer of the Company and certain of our subsidiaries. During the year ended December 31, 2015, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, other than Fertitta Entertainment, whose executive officers served as a manager or member of our Board of Managers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
We have two classes of membership interests: (1) Voting Units and (2) Non-Voting Units. The following table shows the beneficial ownership of our membership interests of our Managers, Named Executive Officers and each person who, as of February 29, 2016, beneficially owned more than 5% of our membership interests.

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
Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the Funds each has sole power to dispose of the Units owned by the Funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. Under the terms of its management contract with each fund, Fidelity has overall responsibility for directing the investments of the fund in accordance with the fund’s investment objective, policies and limitations. Each fund has one or more portfolio managers appointed by and serving at the pleasure of Fidelity who make the decisions with respect to the disposition of the shares.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
At December 31, 2015, none of our equity securities are authorized for issuance under equity compensation plans.

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

•
Management Agreement between Station GVR Acquisition, LLC and FE GVR Management LLC for the operation and management of the Green Valley Ranch Resort, Casino & Spa (the “GVR Management Agreement” and, together with the Propco Management Agreement and Opco Management Agreement, the “Management Agreements”); and

•	Management Agreement between NP Tropicana LLC and FE Landco Management LLC for the operation and management of Wild Wild West Gaming Hall & Hotel.

Upon consummation of the Fertitta Entertainment Acquisition, the Management Agreements will be terminated and we will assume or entered into new employment agreements or other employment relationships with our executive officers and other individuals who are employed by Fertitta Entertainment and provide us services through the Management Agreements.

Under the terms of the Management Agreements, the Manager is entitled to: (1) a base management fee equal to 2% of the gross revenues from the operation of the properties, (2) an incentive management fee equal to 5% of EBITDA generated by the properties, and (3) expense reimbursement and overhead allocation.
The Management Agreements have a term of 25 years and are non-terminable by the Owner except under specified circumstance, including breaches of such agreement or gross negligence or willful misconduct of the Manager, suspension of gaming licenses, certain bankruptcy events, change-of-control events or failure of the performance test by the Manager. To fail the performance test (which is subject to cure if the Manager elects to make certain cure payments), Manager must have failed both the (i) “Budget EBITDA Test” and the (ii) “Market EBITDA Test” for two consecutive fiscal years, starting with the sixth and seventh fiscal years during the term of the Management Agreements.
While the Manager has authority to manage the day-to-day operations of the managed properties, the Manager is required pursuant the terms of the Management Agreements to seek the approval of Owner with respect to certain significant decisions.
During the year ended December 31, 2015, we recognized management fee expense totaling $52.7 million pursuant to the Management Agreements. In addition, we allocated the costs of certain shared services to Fertitta Entertainment, primarily costs related to occupancy of a portion of our corporate office building and services provided by our human resources and regulatory personnel. For the year December 31, 2015, costs allocated to Fertitta Entertainment for shared services totaled $1.3 million.
The Company has agreed to acquire Fertitta Entertainment pursuant to the terms of that certain Membership Interest Purchase Agreement, dated as of October 13, 2015 (the "Purchase Agreement"), by and among Fertitta Business Management LLC, a Nevada limited liability company, LNA Investments, LLC, a Nevada limited liability company, KVF Investments, LLC, a Nevada limited liability company, FE Employeeco LLC, a Delaware limited liability company (collectively, the "Sellers"), the Company, Fertitta Entertainment, and Frank J. Fertitta III, as seller representative. The purchase price is $460 million in cash, less amounts paid by the Company in satisfaction of indebtedness of Fertitta Entertainment on the closing date, which is expected to be approximately $55 million of outstanding indebtedness under the Fertitta Entertainment credit facility, and subject to reduction based on the amount, if any, of Fertitta Entertainment's liabilities assumed by the Company. The terms of the Fertitta Entertainment Acquisition were negotiated by the members of Fertitta Entertainment, on the one hand, and on the other hand by both GACC (as the holder of certain approval rights under the existing equityholders agreement for Station Holdco and its subsidiaries) and by a special committee of the board of managers of the Company (comprised of Dr. James E. Nave and Mr. Robert E. Lewis, each of whom was determined to be disinterested in the Fertitta Entertainment Acquisition). The special committee unanimously approved the terms of the Fertitta Entertainment Acquisition, and had the assistance and counsel of independent legal and financial advisors retained by such special committee in the negotiation and approval of such terms.
We expect that the net proceeds payable to equityholders of Fertitta Entertainment in connection with the Fertitta Entertainment Acquisition following the payment of outstanding indebtedness of Fertitta Entertainment will be approximately $405 million. We expect that Frank J. Fertitta III and Lorenzo J. Fertitta will each receive approximately $112.5 million of such net proceeds and LNA Investments, LLC and KVF Investments, LLC, all of which are owned by trusts the beneficiaries of which are Lorenzo J. Fertitta's three children and Frank J. Fertitta III's three children, respectively, will each receive approximately $53 million of such net proceeds. We also expect that our executive officers, who are members of FE Employeeco LLC, will receive net proceeds in approximately the following amounts based on their proportionate direct or indirect ownership interests in Fertitta Entertainment: Stephen L. Cavallaro, our Executive Vice Chairman-$9.8 million; Richard J. Haskins, our President-$10.2 million; Marc J. Falcone, our Executive Vice President and Chief Financial Officer-$10.2 million; and Scott M Nielson, our Executive Vice President and Chief Development Officer-$8.2 million. The remainder of the net proceeds of the Fertitta Entertainment Acquisition will be distributed to other members of FE Employeeco LLC, who are employees or former employees of Fertitta Entertainment. However, the actual amount of cash proceeds from the Fertitta Entertainment Acquisition that will be distributed to the members of Fertitta Entertainment may be adjusted to reflect the non-pro rata distribution of assets of Fertitta Entertainment that are not included in the Fertitta Entertainment Acquisition, including a $17 million note payable to Fertitta Entertainment by another entity controlled by the Fertitta family and an airplane that will be transferred by Fertitta Entertainment to one or more of its members or their affiliates prior to the consummation of the Fertitta Entertainment Acquisition.
The consummation of the Fertitta Entertainment Acquisition, which has been unanimously approved by the Company's board of managers, is subject to certain closing conditions.
Credit Agreement and Restructured Land Loan

Deutsche Bank AG Cayman Islands Branch (“Deutsche Bank”) is a lender, administrative agent and joint lead arranger and bookrunner for our Restructured Land Loan and Credit Agreement. German American Capital Corporation, an affiliate of Deutsche Bank, owns approximately 25% of the units of Station Holdco, the owner of all of our Non-Voting Units, has the right to designate members that hold 38.6% of the units of Station Voteco, the owner of all of our Voting Units, and has the right to designate up to two individuals to serve on our Board of Managers. The members of our Board of Managers that are designated by German American Capital Corporation could be deemed to have a material direct or indirect interest in the Credit Agreement and the Restructured Land Loan by virtue of its relationship with Deutsche Bank.
Boulder Station Lease
We lease 27 acres of land on which a portion of Boulder Station is located pursuant to a ground lease. We lease this land from KB Enterprises, a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the “Related Lessor”). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III, who is a member of our Board of Managers and Chief Executive Officer, and Lorenzo J. Fertitta, who is a member of our Board of Managers. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $222,933 through June 2018, subject to periodic increases commensurate with the fair market value of the land and a cost of living factor. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party. See Item 2. Properties for details on the Boulder Station lease.
Texas Station Lease
We lease 47 acres of land on which Texas Station is located pursuant to a ground lease. We lease this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $366,435 through July 2020, subject to periodic increases commensurate with the fair market value of the land and a cost of living factor. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party. See Item 2. Properties for details on the Texas Station lease.
Zuffa, LLC
Station has purchased tickets to events held by Zuffa, LLC (“Zuffa”) which is the parent company of the Ultimate Fighting Championship (“UFC”) and is owned by Frank J. Fertitta III and Lorenzo J. Fertitta. For the year ended December 31, 2015, we made payments to Zuffa totaling approximately $0.2 million for ticket purchases to, and closed circuit viewing fees of, UFC events.
Compensation Paid to Related Parties
Kelley-Ann Fertitta, daughter of our Chairman and Chief Executive Officer, Frank J. Fertitta III, is the Company’s Vice President of Corporate Marketing and Guest Experience and is paid an annual salary of $150,000. Ms. Fertitta has been employed with the Company since September 2015.
Procedures for Review, Approval or Ratification of Transactions with Related Persons
Our Board of Managers has approved the related-party transaction policy and procedures for the review, approval and ratification of potential related-party transactions with of our managers and executive officers, and their immediate family members. Entry into, modification, waiver or renewal of any agreement or transaction between us and a related party, the costs of which, individually or in the aggregate, exceeds $100,000 (subject to certain exceptions contained in the Equityholders Agreement) requires a supermajority vote of the Board of Managers, which includes a majority of the Lender Directors. The Board of Managers is charged with reviewing all relevant facts and circumstances of a related-party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the person’s interest in the transaction. These policies and procedures are enumerated in the Equityholders Agreement.
Manager Independence
Though not formally considered by our Board of Managers because our Voting Units and Non-Voting Units are not traded on any national securities exchange, based upon the listing standards of the NYSE we believe that Dr. Nave and Messrs. Lewis and Cashell would be considered independent directors (as independence is defined in Section 303A.02 of the listing standards of the NYSE). We do not believe that Messrs. Frank J. Fertitta III and Lorenzo J. Fertitta would be considered “independent” because of their relationships with the entities which hold significant interests in Station Holdco and Station Voteco, which collectively hold all of our outstanding Voting Units and Non-Voting Units, and other relationships with us. We do not have standing nominating, corporate governance or compensation committees, or committees that serve similar purposes.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Auditor Fees and Services
The following table summarizes the aggregate fees paid or payable to Ernst & Young, LLP, our independent auditors:

	2015	2014
Audit fees	$1,566,282	$1,456,095
Audit-related fees	1,380,057	39,528
Tax fees	625,221	338,337
All other fees	2,490	—
In addition to performing the audit of our Consolidated Financial Statements for the years ended December 31, 2015 and 2014, Ernst & Young LLP also performed quarterly reviews of our consolidated financial statements, and provided various other services to us during 2015 and 2014. Audit-related fees for the year ended December 31, 2015 primarily included fees paid by us for services in connection with the Fertitta Entertainment Acquisition and the proposed IPO. For the years ended December 31, 2015 and 2014, audit-related fees also included fees paid by us for audits of employee benefit plans. Tax fees for 2015 and 2014 were primarily related to tax advisory services. Ernst & Young LLP did not provide any services to us related to financial information systems design and implementation during 2015 and 2014.
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

		Report of Independent Registered Public Accounting Firm — Ernst & Young LLP
		Financial Statements:
		Consolidated Balance Sheets as of December 31, 2015 and 2014
		Consolidated Statements of Operations — Years ended December 31, 2015, 2014 and 2013
		Consolidated Statements of Comprehensive Income (Loss) — Years ended December 31, 2015, 2014 and 2013
		Consolidated Statements of Members’ Equity — Years ended December 31, 2015, 2014 and 2013
		Consolidated Statements of Cash Flows — Years ended December 31, 2015, 2014 and 2013
		Notes to Consolidated Financial Statements
	2.
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

	3.	Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Organization of the Company. (Incorporated herein by reference to the Company’s Form 10 filed on November 12, 2010)
3.2	Amendment to Articles of Organization of the Company. (Incorporated herein by reference to the Company’s Form 10 filed on November 12, 2010)
3.3
Amended and Restated Operating Agreement of the Company dated as of June 16, 2011 between Station Voteco LLC and Station Holdco LLC. (Incorporated by reference to the Company’s Form 8-K filed on June 23, 2011)

4.1
Supplemental Indenture dated as of March 1, 2013, by and among Station Casinos LLC, certain of its wholly owned subsidiaries (as guarantors) and Wells Fargo Bank, National Association, as trustee (Incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 1, 2013)

4.2
Indenture dated as of March 1, 2013, by and among the Company, certain of its wholly owned subsidiaries (as guarantors) and Wells Fargo Bank, National Association, as trustee (Incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 1, 2013)

10.1
Credit Agreement dated as of March 1, 2013, by and among the Company, the financial institutions from time to time named therein, and Deutsche Bank AG Cayman Islands Branch, as Administrative Agent, and Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners (Incorporated herein by reference to the Company’s Current Report on Form 8-K/A filed on March 5, 2013.)

10.2
Amended and Restated Credit Agreement dated as of June 16, 2011 by and among CV PropCo, LLC, as borrower, NP Tropicana LLC, as leasehold holder, NP Landco Holdco LLC, as holdco, Deutsche Bank AG Cayman Islands Branch, JPMorgan Chase Bank, N.A., and each other lender from time to time party thereto, as lenders, Deutsche Bank AG Cayman Islands Branch, as administrative agent for the secured parties, JPMorgan Chase Bank, N.A., as syndication agent, and Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint book running manager. (Incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 23, 2011)

10.3
Non-Competition Agreement dated as of June 16, 2011 by and among the Company and Station Holdco LLC, Fertitta Entertainment LLC and FI Station Investor LLC, FE Propco Management LLC, FE Opco Management LLC, FE GVR Management LLC, Frank J. Fertitta III and Lorenzo J. Fertitta, and German American Capital Corporation and JPMorgan Chase Bank, N.A. (Incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 23, 2011)

10.4
Equityholders Agreement dated as of June 16, 2011 by and among the Company, certain subsidiaries and affiliates of the Company and each other holder of equity interests listed therein. (Incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 23, 2011)

10.5
Ground Lease and Sublease dated as of June 1, 1993 by and between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 23, 2011)

10.6
Option to Lease or Purchase dated as of June 1, 1993 by and between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 23, 2011)

10.7
Option to Acquire Interest Under Purchase Contract dated as of June 1, 1993 by and between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 23, 2011)

10.8
First Amendment to Ground Lease and Sublease dated as of June 30, 1995 by and between KB Enterprises and Boulder Station, Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 23, 2011)

10.9
Lease Amendment No. 1, dated as of December 23, 1996 by and between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 23, 2011)

10.10
Second Amendment to Ground Lease and Sublease dated as of January 7, 1997 by and between KB Enterprises and Boulder Station, Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 23, 2011)

10.11
Rent Agreement to the First Amendment to Ground Lease and Sublease dated as of March 28, 2003 by and between KB Enterprises and Boulder Station, Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 23, 2011)

10.12
Ground Lease dated as of June 1, 1995 by and between Station Casinos, Inc. and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 23, 2011)

10.13
First Amendment to Ground Lease dated as of June 30, 1995 by and between Station Casinos, Inc. and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 23, 2011)

10.14
Lease Amendment No. 1 dated as of December 23, 1996 by and between Station Casinos, Inc. and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 23, 2011)

10.15
Second Amendment to Ground Lease dated as of January 7, 1997 by and between Texas Gambling Hall & Hotel, Inc. and Texas Station, Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 23, 2011)

10.16
Third Amendment to Ground Lease dated as of June 13, 2011 by and between Texas Gambling Hall & Hotel, Inc. and NP Texas LLC. (Incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 23, 2011)

10.17
Rent Agreement to the First Amendment to Ground Lease dated as of May 12, 2000 by and between Texas Gambling Hall & Hotel Real Estate Trust and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 23, 2011)

10.18
Assignment, Assumption and Consent Agreement (Ground Lease) dated as of July 6, 1995 by and between Station Casinos, Inc. and Texas Station, Inc. (Incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 23, 2011)

10.19
Management Agreement dated as of June 16, 2011 by and between the Company and FE Propco Management LLC. (Incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 23, 2011)

10.20
First Amendment to Management Agreement dated as of April 26, 2012 by and between the Company and FE Propco Management LLC. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K dated March 21, 2014)

10.21	Amended and Restated Management Agreement executed on August 19, 2014 by and between NP Opco LLC and FE Opco Management LLC
10.22
Management Agreement dated as of June 16, 2011 by and between Station GVR Acquisition, LLC and FE GVR Management LLC. (Incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 23, 2011)

10.23
First Amendment to Management Agreement dated as of November 8, 2011 by and between Station GVR Acquisition, LLC and FE GVR Management LLC. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K dated March 21, 2014)

10.24
Second Amendment to Management Agreement dated as of April 26, 2012 by and between Station GVR Acquisition, LLC and FE GVR Management LLC. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K dated March 21, 2014)

10.25
Third Amendment to Management Agreement dated as of April 25, 2013 by and between Station GVR Acquisition, LLC and FE GVR Management LLC. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K dated March 21, 2014)

10.26	Station Holdco LLC Amended and Restated Profit Units Plan, effective as of July 1, 2012. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2012)
10.27
Station Holdco LLC Amendment No. 1 to Amended and Restated Profit Units Plan, effective as of April 25, 2013. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K dated March 21, 2014)

10.28	Form of Profit Unit Award Agreement. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2012)
10.29
Limited Liability Company Agreement of SH Employeeco LLC, dated as of July 1, 2012, by and among the members thereto and Station Holdco LLC, as manager. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2012)

10.30
First Amendment to Limited Liability Company Agreement of SH Employeeco LLC, effective as of April 25, 2013. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K dated March 21, 2014)

10.31	First Amendment to Equityholders Agreement and Joinder, dated as of July 1, 2012, by and among Station Holdco LLC, FI Station Investor LLC, German American Capital Corporation and SH Employeeco LLC
10.32
First Amendment to Credit Agreement dated as of March 18, 2014, by and among Station Casinos LLC, as borrower, the Station Parties (as defined therein) parties thereto, Deutsche Bank AG Cayman Islands Branch, as administrative agent, and each Lender (as defined therein) party thereto. (Incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 21, 2014)

10.33
First Amendment to Management Agreement dated as of April 26, 2012 by and between NP Tropicana LLC and FE Landco Management LLC. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K dated March 21, 2014)

10.34	Management Agreement dated as of June 16, 2011 by and between NP Tropicana LLC and FE Landco Management LLC
10.35
Seventh Amended and Restated Management Agreement, dated as of January 3, 2013, among the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, the Gun Lake Tribal Gaming Authority and MPM Enterprises, L.L.C. (Incorporated herein by reference to Red Rock Resorts, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 dated November 23, 2015)

10.36
Amended and Restated Gaming Management Agreement, dated as of July 27, 2012, among Federated Indians of Graton Rancheria, a federally recognized Indian tribe, Graton Economic Development Authority and SC Sonoma Management, LLC, a California limited liability company. (Incorporated herein by reference to Red Rock Resorts, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 dated November 23, 2015)

10.37
Amended and Restated Non‑Gaming Management Agreement, dated as of August 6, 2012, among Federated Indians of Graton Rancheria, a federally recognized Indian tribe, Graton Economic Development Authority and SC Sonoma Management, LLC, a California limited liability company. (Incorporated herein by reference to Red Rock Resorts, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 dated November 23, 2015)

10.38
Membership Interest Purchase Agreement, dated as of October 13, 2015 by and among Station Casinos LLC, Fertitta Business Management LLC, LNA Investments, LLC, KVF Investments, LLC, FE Employeeco LLC, Fertitta Entertainment LLC and Frank J. Fertitta III (Incorporated herein by reference to Red Rock Resorts, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 dated February 12, 2016)

14.1	Station Casinos LLC Code of Business Conduct and Ethics (Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on March 22, 2013)
21.1	Subsidiaries of the Registrant
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Members’ Equity for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (vi) the Notes to Consolidated Financial Statements.

(b)	None

(c)	None

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATION CASINOS LLC
Dated:	By:	/s/ FRANK J. FERTITTA III
February 29, 2016		Frank J. Fertitta III
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III	Chief Executive Officer (Principal Executive Officer) and Manager	February 29, 2016
Frank J. Fertitta III

/s/ MARC J. FALCONE	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 29, 2016
Marc J. Falcone
/s/ LORENZO J. FERTITTA	Manager	February 29, 2016
Lorenzo J. Fertitta
/s/ ROBERT A. CASHELL, JR.	Manager	February 29, 2016
Robert A. Cashell, Jr.
/s/ JAMES E. NAVE, D.V.M.	Manager	February 29, 2016
James E. Nave, D.V.M.
/s/ ROBERT E. LEWIS	Manager	February 29, 2016
Robert E. Lewis