Form 10-Q
period 2016-03-31
Station Casinos LLC
filed 2016-05-13
CIK 1503579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
As of April 30, 2016, 100 shares of the registrant's voting units were outstanding and 100 shares of the registrant's non-voting units were outstanding.

STATION CASINOS LLC

Part I.    Financial Information
Item 1.    Financial Statements
STATION CASINOS LLC CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except units data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,498	$115,149
Receivables, net	36,930	35,121
Inventories	8,802	10,329
Prepaid gaming tax	20,099	19,504
Prepaid expenses and other current assets	11,947	8,702
Assets held for sale	21,020	21,020
Current assets of discontinued operations	—	197
Total current assets	217,296	210,022
Property and equipment, net of accumulated depreciation of $493,699 and $477,909 at March 31, 2016 and December 31, 2015, respectively	2,110,615	2,110,125
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $73,231 and $68,648 at March 31, 2016 and December 31, 2015, respectively	145,414	149,997
Land held for development	163,700	163,700
Investments in joint ventures	11,371	13,991
Native American development costs	12,227	11,908
Other assets, net	27,205	26,241
Total assets	$2,883,504	$2,881,660
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$21,553	$24,177
Accrued interest payable	3,884	13,281
Other accrued liabilities	139,914	135,636
Current portion of long-term debt	49,896	83,697
Current liabilities of discontinued operations	—	113
Total current liabilities	215,247	256,904
Long-term debt, less current portion	1,998,917	1,998,671
Deficit investment in joint venture	2,218	2,255
Interest rate swap and other long-term liabilities	9,567	15,156
Total liabilities	2,225,949	2,272,986
Commitments and contingencies (Note 8)
Members' equity:
Voting units; 100 units authorized, issued and outstanding	—	—
Non-voting units; 100 units authorized, issued and outstanding	—	—
Additional paid-in capital	568,310	567,897
Accumulated other comprehensive loss	(5,533)	(5,303)
Retained earnings	74,250	25,295
Total Station Casinos LLC members' equity	637,027	587,889
Noncontrolling interest	20,528	20,785
Total members' equity	657,555	608,674
Total liabilities and members' equity	$2,883,504	$2,881,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF INCOME (amounts in thousands, unaudited)

	Three Months Ended March 31,
	2016	2015
Operating revenues:
Casino	$239,771	$234,065
Food and beverage	66,620	65,226
Room	34,384	31,391
Other	17,182	17,180
Management fees	26,649	19,950
Gross revenues	384,606	367,812
Promotional allowances	(25,359)	(25,043)
Net revenues	359,247	342,769
Operating costs and expenses:
Casino	87,421	85,031
Food and beverage	42,524	41,380
Room	12,385	11,788
Other	5,722	6,132
Selling, general and administrative	70,021	71,247
Preopening	348	128
Depreciation and amortization	39,018	35,157
Management fee expense	14,588	13,592
Write-downs and other charges, net	2,364	3,013
	274,391	267,468
Operating income	84,856	75,301
Earnings from joint ventures	612	410
Operating income and earnings from joint ventures	85,468	75,711
Other expense:
Interest expense, net	(34,282)	(36,295)
Change in fair value of derivative instruments	(3)	(3)
	(34,285)	(36,298)
Income from continuing operations	51,183	39,413
Discontinued operations	—	(132)
Net income	51,183	39,281
Less: net income attributable to noncontrolling interests	1,864	1,459
Net income attributable to Station Casinos LLC	$49,319	$37,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (amounts in thousands, unaudited)

	Three Months Ended March 31,
	2016	2015

Net income	$51,183	$39,281
Other comprehensive loss:
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(1,515)	(3,746)
Reclassification of unrealized loss into income	1,266	3,097
Unrealized loss on interest rate swaps, net	(249)	(649)
Unrealized gain (loss) on available-for-sale securities	19	(52)
Other comprehensive loss	(230)	(701)
Comprehensive income	50,953	38,580
Less: comprehensive income attributable to noncontrolling interests	1,864	1,459
Comprehensive income attributable to Station Casinos LLC	$49,089	$37,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands, unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$51,183	$39,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,018	35,157
Change in fair value of derivative instruments	3	3
Reclassification of unrealized loss on derivative instruments into income	1,266	3,097
Write-downs and other charges, net	820	2,574
Amortization of debt discount and debt issuance costs	4,640	4,638
Interest—paid in kind	1,142	1,041
Share-based compensation	413	694
Earnings from joint ventures	(612)	(410)
Distributions from joint ventures	160	601
Changes in assets and liabilities:
Receivables, net	(1,609)	(1,891)
Inventories and prepaid expenses	(2,510)	(3,902)
Accounts payable	(2,138)	(4,515)
Accrued interest payable	(9,396)	(9,593)
Other accrued liabilities	3,482	4,327
Other, net	254	65
Net cash provided by operating activities	86,116	71,167
Cash flows from investing activities:
Capital expenditures, net of related payables	(31,301)	(23,709)
Proceeds from asset sales	—	4,964
Distributions in excess of earnings from joint ventures	—	249
Native American development costs	(386)	(760)
Other, net	(746)	(570)
Net cash used in investing activities	(32,433)	(19,826)

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands, unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from financing activities:
Borrowings under credit agreements with original maturities of three months or less, net	10,000	20,000
Payments under credit agreements with original maturities greater than three months	(48,142)	(65,880)
Distributions to members and noncontrolling interests	(2,485)	(18,877)
Payments on derivative instruments with other-than-insignificant financing elements	(1,786)	(2,441)
Payment of note payable	(6,000)	—
Other, net	(2,118)	(997)
Net cash used in financing activities	(50,531)	(68,195)
Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
Increase (decrease) in cash and cash equivalents	3,152	(16,854)
Balance, beginning of period	115,346	122,702
Balance, end of period	$118,498	$105,848
Supplemental cash flow disclosures:
Cash paid for interest	$38,212	$39,589
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$18,213	$12,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization, Basis of Presentation and Significant Accounting Policies

Organization

Station Casinos LLC, a Nevada limited liability company (the “Company” or “Station”), is a gaming, development and management company that owns and operates nine major hotel/casino properties and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. The Company also manages a casino in Sonoma County, California and a casino in Allegan County, Michigan, both on behalf of Native American tribes.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10–K for the year ended December 31, 2015. Certain amounts in the condensed consolidated financial statements for the prior year have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Significant estimates incorporated into the Company's condensed consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated cash flows and other factors used in assessing the recoverability of goodwill, intangible assets and other long-lived assets, the estimated fair values of certain assets related to write-downs and impairments, the estimated reserve for self-insured claims, the estimated costs associated with the Company's player rewards program and the estimated liabilities related to litigation, claims and assessments. Actual results could differ from those estimates.

Principles of Consolidation
The amounts shown in the accompanying condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries and MPM Enterprises, LLC ("MPM"), which is a 50% owned, consolidated variable interest entity ("VIE") that manages Gun Lake Casino. All significant intercompany accounts and transactions have been eliminated.
The Company consolidates MPM because it directs the activities of MPM that most significantly impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that are significant to MPM. The assets of MPM reflected in the Company's Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015 included intangible assets of $19.2 million and $21.7 million, respectively, and receivables of $3.7 million and $3.4 million, respectively. MPM's assets may be used only to settle MPM's obligations, and MPM's beneficial interest holders have no recourse to the general credit of the Company.
The Company has various other investments in 50% owned joint ventures which are accounted for using the equity method, including three 50% owned smaller casino properties. Equity method investments at March 31, 2016 and December 31, 2015 included $3.3 million and $6.3 million, respectively, of investments in certain restaurants at the Company's properties which are considered to be VIEs, of which Station is not the primary beneficiary. In January 2016, one of these restaurants closed and the joint venture ended. The Company’s equity method investments are not, in the aggregate, material in relation to its financial position or results of operations.

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
Acquisition of Fertitta Entertainment
On May 2, 2016, the Company acquired all of the outstanding membership interests of Fertitta Entertainment LLC ("Fertitta Entertainment" and, such transaction, the "Fertitta Entertainment Acquisition") for $460 million in cash less $51.0 million paid by the Company in satisfaction of indebtedness of Fertitta Entertainment on the closing date, and less $1.3 million in liabilities of Fertitta Entertainment assumed by the Company. The Fertitta Entertainment Acquisition was primarily funded through proceeds received by the Company in connection with the initial public offering ("IPO") of Red Rock Resorts, Inc. ("RRR"), a newly formed entity that holds all of the voting interests in the Company and an indirect interest in 33.6% of the economic interests in the Company, which closed on May 2, 2016. The balance of the purchase price was funded by incurring $41.7 million in additional borrowings under the Company's revolving credit facility. In connection with the Fertitta Entertainment Acquisition and IPO, the Company terminated the management agreements (other than with respect to Wild Wild West) between the Company and Fertitta Entertainment and amended and restated the Company's operating agreement to, among other things, remove the Board of Managers and designate RRR as the sole managing member of the Company.

Prior to the Fertitta Entertainment Acquisition, the Company and Fertitta Entertainment were controlled by brothers Frank J. Fertitta III, the Company's Chief Executive Officer and a member of its Board of Managers, and Lorenzo J. Fertitta, a member of the Company's Board of Managers, who collectively held a majority of the voting and economic interests in both entities. The Fertitta Entertainment Acquisition constituted an acquisition of an entity under common control which will be accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, beginning with its financial statements as of and for the quarter and year to date period ending June 30, 2016, the Company will consolidate the accounts of Fertitta Entertainment retrospectively for all periods presented. At the closing of the Fertitta Entertainment Acquisition, Fertitta Entertainment did not have material assets other than its workforce and the management agreements with the Company and as a result, the majority of the purchase price will be treated as a deemed distribution for accounting purposes, which will be calculated as the difference between the purchase price and the historical cost of the net assets acquired.

In connection with the Fertitta Entertainment Acquisition, the Company entered into new employment agreements with its executive officers and other individuals who were employed by Fertitta Entertainment and provided services to the Company through the management agreements prior to the consummation of the Fertitta Entertainment Acquisition.
Discontinued Operations

During the fourth quarter of 2014, the Company's majority-owned consolidated subsidiary, Fertitta Interactive LLC ("Fertitta Interactive"), ceased operations. The results of operations of Fertitta Interactive are reported in discontinued operations in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015, and the assets and liabilities of Fertitta Interactive are reported separately in the Condensed Consolidated Balance Sheet as of December 31, 2015. The Condensed Consolidated Statements of Cash Flows have not been adjusted for discontinued operations.

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

Significant Accounting Policies

A description of the Company's significant accounting policies is included in Item 8 of its Annual Report on Form 10–K for the year ended December 31, 2015.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Recently Issued and Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance that simplifies certain aspects of the accounting for share-based payments, including income taxes, classification of awards as either equity or liabilities and classification within the statement of cash flows. The amended guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations.

In February 2016, the FASB issued amended accounting guidance that changes the accounting for leases and requires expanded disclosures about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amended guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations.

In September 2015, the FASB issued amended accounting guidance that simplifies the accounting for measurement-period adjustments in business combinations. The amended guidance requires an acquirer to record changes in depreciation, amortization, or other income effects, if any, as a result of changes to estimated amounts identified during the measurement period, in the reporting period in which the adjustments are identified, calculated as if the accounting had been completed at the acquisition date. The amended guidance also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The Company adopted this guidance in the first quarter of 2016 and the adoption had no impact on its financial position or results of operations.

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

North Fork Rancheria of Mono Indian Tribe

The Company has development and management agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California, which were originally entered into in 2003. In August 2014, the Mono and the Company entered into the Second Amended and Restated Development Agreement (the "Development Agreement") and the Second Amended and Restated Management Agreement (the "Management Agreement"). Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility (the "North Fork Project") to be located in Madera County, California. The Company purchased a 305-acre parcel of land located on Highway 99 north of the city of Madera (the "North Fork Site"), which was taken into trust for the benefit of the Mono by the Department of the Interior ("DOI") in February 2013.

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

Under the Development Agreement, the Company will receive a development fee of 4% of the costs of construction and the costs of development of the North Fork Project (both as defined in the Development Agreement). Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. The Company will contribute significant financial support to the North Fork Project. Through March 31, 2016, the Company has paid approximately $27.3 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, secure the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of third-party financing or from the Mono's gaming revenues; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company's adoption of fresh-start reporting in 2011. At March 31, 2016, the carrying amount of the advances was $12.2 million.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table outlines the Company's evaluation at March 31, 2016 of each of the critical milestones necessary to complete the North Fork Project.

As of March 31, 2016
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
Status of obtaining regulatory and governmental approvals:
Tribal–state compact
A compact was negotiated and signed by the Governor of California and the Mono in August 2012. The Compact was ratified by the California State Assembly and Senate in May 2013 and June 2013, respectively. Opponents of the North Fork Project qualified a referendum, “Proposition 48,” for a state-wide ballot challenging the legislature’s ratification of the Compact. In November 2014, Proposition 48 failed. The North Fork Project’s opponents contend that the failure of Proposition 48 nullified the ratification of the Compact and, therefore, the Compact is not in effect. In March 2015, the Mono filed suit against the State (see North Fork Rancheria of Mono Indians v. State of California) to obtain a compact with the State or procedures from the Assistant Secretary of the Interior for Indian Affairs under which Class III gaming may be conducted on the North Fork Site. In November 2015, the district court issued its order granting judgment in favor of the Mono and ordering the parties to conclude a compact within 60 days. The parties were unable to conclude a compact and the court ordered mediation. In February 2016, the mediation was conducted and the mediator issued her decision selecting the Mono’s compact as the compact that best comports with the law and the orders from the district court. The State had 60 days in which to consent to the selected compact. The State failed to consent to the selected compact and in April 2016, it was submitted to the Secretary of the Interior for the adoption of procedures consistent with the selected compact to allow the Mono to conduct Class III gaming at the North Fork Site. No assurances can be provided as to whether the Mono will be successful in obtaining Secretarial procedures to conduct Class III gaming on the North Fork Site.

Approval of gaming compact by DOI	The Compact was submitted to the DOI in July 2013. In October 2013, notice of the Compact taking effect was published in the Federal Register.
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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Following is a discussion of legal matters related to the North Fork Project.
Stand Up For California! v. Dept. of the Interior. In December 2012, Stand Up for California!, several individuals and the Ministerial Association of Madera (collectively, the “Stand Up” plaintiffs) filed a complaint against the DOI, the BIA and the Secretary of Interior and Assistant Secretary of the Interior, in their official capacities, seeking to overturn the Secretary’s determination to take the North Fork Site into trust for the purposes of gaming (the “North Fork Determination”) and seeking declaratory and injunctive relief to prevent the United States from taking the North Fork Site into trust. The Mono filed a motion to intervene as a party to the lawsuit, which was granted. In January 2013, the Court denied the Stand Up plaintiffs’ Motion for Preliminary Injunction and the United States accepted the North Fork Site into trust for the benefit of the Mono in February 2013. In June 2013, the court granted the Stand Up plaintiffs leave to amend their complaint to add a claim alleging that the federal defendants failed to comply with the requirements of the Clean Air Act, and the Stand Up plaintiffs subsequently filed an amended Complaint for Declaratory and Injunctive Relief challenging the validity of the Compact and alleging that the North Fork Site should be taken out of trust because the purposes for which it was taken into trust are no longer valid. The parties’ motions for summary judgment, oppositions to motions for summary judgment and responses were all filed by April 2015. The parties are currently awaiting a hearing date for oral argument or a decision on the pleadings.
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
North Fork Rancheria of Mono Indians v. State of California. In March 2015, the Mono filed a complaint against the State alleging that the State violated 25 U.S.C. Section 2710(d)(7) et. seq. by failing to negotiate with the Mono in good faith to enter into a tribal-state compact governing Class III gaming on the Mono’s Indian lands. The compliant sought a declaration that the State failed to negotiate in good faith to enter into an enforceable tribal-state compact and an order directing the State to conclude an enforceable tribal-state compact within 60 days or submit to mediation. The State filed its answer to the Mono’s complaint in May 2015. The Mono’s motion for judgment on the pleadings was filed in August 2015 and the State’s opposition and cross motion for judgment on the pleadings was filed in September 2015. The Mono’s reply and the State’s reply brief were filed in October 2015. In November 2015, the district court issued its order granting judgment in favor of the Mono and ordering the parties to conclude a compact within 60 days. The parties were unable to conclude a compact within such period and on January 13, 2016 the district court filed its Order to Show Cause as to why the court should not order the parties to submit to mediation. On January 26, 2016, the court filed its order confirming the selection of a mediator and requiring the parties to submit their last, best offers for a compact to the mediator within ten days. On February 8, 2016, the mediation was conducted and on February 11, 2016, the mediator issued her decision selecting the Mono’s compact as the compact that best comports with the law and the orders from the district court. The State had 60 days in which to consent to the selected compact. The State failed to consent to the selected compact and on April 11, 2016, the selected compact was submitted to the Secretary of the Interior for the adoption of procedures consistent with the terms of the selected compact to allow the Mono to conduct Class III gaming at the North Fork Site. On March 18, 2016, the Picayune Rancheria of Chukchansi Indians filed a motion to intervene in the lawsuit. On April 4, 2016, the Mono filed a brief opposing the intervention, and the State filed its own opposition brief on April 18, 2016. On April 26, 2016, the court vacated the hearing scheduled for May 2, 2016 and took the matter under submission.

Picayune Rancheria of Chukchansi Indians v. Brown. On March 21, 2016, the Picayune Rancheria filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against California Governor Edmund G. Brown, Jr., alleging that Governor Brown violated the California constitutional separation-of-powers

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

doctrine when he concurred in the North Fork Determination. The complaint seeks to vacate and set aside the Governor’s concurrence.

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

The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at March 31, 2016. The Company's evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company's estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

3.    Long-term Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2016	December 31, 2015
$1.625 billion Term Loan Facility, due March 1, 2020, interest at a margin above LIBOR or base rate (4.25% at March 31, 2016 and December 31, 2015), net of unamortized discount and deferred issuance costs of $42.9 million and $45.6 million, respectively	$1,377,582	$1,423,026
$350 million Revolving Credit Facility, due March 1, 2018, interest at a margin above LIBOR or base rate (5.50% and 6.00% at March 31, 2016 and December 31, 2015, respectively)	30,000	20,000
$500 million 7.50% Senior Notes, due March 1, 2021, net of unamortized discount and deferred issuance costs of $10.8 million and $11.3 million at March 31, 2016 and December 31, 2015, respectively	489,179	488,735
Restructured Land Loan, due June 16, 2016, interest at a margin above LIBOR or base rate (3.93% and 3.92% at March 31, 2016 and December 31, 2015, respectively), net of unamortized discount of $1.0 million and $2.1 million, respectively	114,764	112,517
Other long-term debt, weighted-average interest of 3.90% and 3.92% at March 31, 2016 and December 31, 2015, respectively, maturity dates ranging from 2017 to 2027	37,288	38,090
Total long-term debt	2,048,813	2,082,368
Current portion of long-term debt	(49,896)	(83,697)
Total long-term debt, net	$1,998,917	$1,998,671

The current portion of long-term debt at March 31, 2016 and December 31, 2015 excluded amounts outstanding under the $105 million restructured land loan due June 16, 2016 (the "Restructured Land Loan"), as the Company's wholly owned subsidiary, CV Propco LLC ("CV Propco"), has the intent and ability to execute an option which would extend the maturity date to June 16, 2017. The current portion of long-term debt at December 31, 2015 included a $43.7 million mandatory excess cash flow payment on the $1.625 billion term loan facility (the "Term Loan Facility") which was paid during the first quarter of 2016.
The credit agreement governing the Term Loan Facility and the $350 million revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facility") contains a number of customary covenants, including requirements that the Company maintain a maximum total leverage ratio ranging from 5.75 to 1.00 at March 31, 2016 to 5.00 to 1.00 in 2017 and a minimum interest coverage ratio of 3.00 to 1.00, provided that a default of the financial ratio covenants shall only become an event of default under the Term Loan Facility if the lenders providing the Revolving Credit

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. At March 31, 2016, the Company’s total leverage ratio was 4.14 to 1.00 and its interest coverage ratio was 4.23 to 1.00, both as defined in the credit agreement, and the Company believes it was in compliance with all applicable covenants.
At March 31, 2016, the Company's borrowing availability under the Revolving Credit Facility, subject to continued compliance with the terms of the Credit Facility, was $286.8 million, which is net of $30.0 million in outstanding borrowings and $33.2 million in outstanding letters of credit and similar obligations. On May 2, 2016, in connection with the Fertitta Entertainment Acquisition, the Company borrowed $41.7 million under the Revolving Credit Facility.

4.    Derivative Instruments

The Company’s objective in using derivative instruments is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as a primary part of its cash flow hedging strategy, which involves the receipt of variable–rate payments in exchange for fixed–rate payments without exchange of the underlying notional amount. The Company does not use derivative financial instruments for trading or speculative purposes.

At March 31, 2016, the Company's interest rate swap effectively converted $916.8 million of the Company’s variable interest rate debt to a fixed rate of approximately 5.02%. Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 1.77% and receives a variable rate based on one-month LIBOR (subject to a minimum of 1.00%).

The Company carries its interest rate swap on the Condensed Consolidated Balance Sheets at fair value. At March 31, 2016 and December 31, 2015, the fair value of the Company's interest rate swap, exclusive of any accrued interest, was a liability of $8.1 million and $8.3 million, respectively, which was included in Interest rate swap and other long-term liabilities on the Condensed Consolidated Balance Sheets.

The Company defers the gain or loss on the effective portion of the change in fair value of its interest rate swaps as a component of other comprehensive income (loss) until the interest payments being hedged are recorded as interest expense, at which time the amounts in accumulated other comprehensive loss are reclassified as an adjustment to interest expense. Approximately $4.9 million of deferred losses from the Company's interest rate swap is expected to be reclassified from accumulated other comprehensive loss into earnings during the next twelve months. The Company recognizes the gain or loss on any ineffective portion of the change in fair value of its interest rate swaps in the period in which the change occurs as a component of change in fair value of derivative instruments in the Condensed Consolidated Statements of Income.

Information about losses on derivative financial instruments held by the Company and their location within the consolidated financial statements is presented below (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive Loss (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015		2016	2015		2016	2015
Interest rate swaps	$(1,515)	$(3,746)	Interest expense, net	$(1,266)	$(3,097)	Change in fair value of derivative instruments	$(3)	$(3)

During the three months ended March 31, 2015, losses reclassified from accumulated other comprehensive loss into interest expense, net included deferred losses on discontinued cash flow hedging relationships that were being amortized as an increase to interest expense because the previously hedged interest payments continued to occur. These deferred losses became fully amortized in June 2015.

At March 31, 2016, the Company had not posted any collateral related to its interest rate swap agreement; however, the Company's obligation under the interest rate swap agreement is subject to the security and guarantee arrangements

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

applicable to the credit agreement governing the Credit Facility. The interest rate swap agreement contains a cross-default provision under which the Company could be declared in default on its obligation under such agreement if certain conditions of default exist on the Credit Facility. At March 31, 2016, the termination value of the Company's interest rate swap, including accrued interest, was a net liability of $8.7 million. Had the Company been in breach of the provisions of the interest rate swap agreement, it could have been required to pay the termination value to settle the obligation.

5.    Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

Information about the Company's financial assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$104	$104	$—	$—
Liabilities
Interest rate swap	$8,067	$—	$8,067	$—

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$85	$85	$—	$—
Liabilities
Interest rate swaps	$8,334	$—	$8,334	$—
____________________________________
(a) Available-for-sale securities are included in Other assets, net in the accompanying Condensed Consolidated Balance Sheets.

The fair value of the Company's interest rate swap was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the interest rate swap. This analysis reflects the contractual terms of the interest rate swap, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty's nonperformance risk in the fair value measurement.

Fair Value of Long-term Debt

The estimated fair value of the Company's long-term debt compared with its carrying amount is presented below (amounts in millions):

	March 31, 2016	December 31, 2015
Aggregate fair value	$2,107	$2,104
Aggregate carrying amount	2,049	2,082

The estimated fair value of the Company's long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Members' Equity

Changes in Members' Equity and Noncontrolling Interest

The changes in members' equity and noncontrolling interest for the three months ended March 31, 2016 were as follows (amounts in thousands):

	Voting Units	Non-voting Units	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Station Casinos LLC Members' Equity	Noncontrolling Interest	Total Members' Equity
Balances, December 31, 2015	$—	$—	$567,897	$(5,303)	$25,295	$587,889	$20,785	$608,674
Unrealized loss on interest rate swap, net	—	—	—	(249)	—	(249)	—	(249)
Unrealized gain on available-for-sale securities	—	—	—	19	—	19	—	19
Share-based compensation	—	—	413	—	—	413	—	413
Net income	—	—	—	—	49,319	49,319	1,864	51,183
Distributions	—	—	—	—	(364)	(364)	(2,121)	(2,485)
Balances, March 31, 2016	$—	$—	$568,310	$(5,533)	$74,250	$637,027	$20,528	$657,555

At March 31, 2016, noncontrolling interest represented a 50% ownership interest in MPM and ownership interests of the former mezzanine lenders and former unsecured creditors of Station Casinos, Inc. who hold warrants to purchase membership interests in CV Propco and NP Tropicana LLC.

In April 2016, the Company paid $43.7 million in distributions to the equityholders of Station Holdco LLC.

On May 2, 2016, the Company received $424.4 million of proceeds from the IPO, which will be treated as a capital contribution from Station Holdco LLC. The Company used such proceeds, along with $41.7 million in additional borrowings under the Revolving Credit Facility, to fund the Fertitta Entertainment Acquisition and pay certain costs and expenses associated with the transactions. At the closing of the Fertitta Entertainment Acquisition, Fertitta Entertainment did not have material assets other than its workforce and the management agreements with the Company and as a result, the majority of the $460 million purchase price will be treated as a deemed distribution for accounting purposes, which will be calculated as the difference between the purchase price and the historical cost of the net assets acquired.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (amounts in thousands):

	Unrealized Loss on Interest Rate Swaps	Unrealized Loss on Available-for-sale Securities	Total
Balances, December 31, 2015	$(5,279)	$(24)	$(5,303)
Unrealized loss on interest rate swap	(1,515)	—	(1,515)
Reclassification of unrealized loss on interest rate swap into income	1,266	—	1,266
Unrealized gain on available-for-sale securities	—	19	19
Balances, March 31, 2016	$(5,528)	$(5)	$(5,533)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Write-downs and Other Charges, Net

Write-downs and other charges, net include various charges to record net losses on asset disposals and non-routine transactions. Write-downs and other charges, net consisted of the following (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Loss on disposal of assets, net	$714	$2,036
Transaction-related costs	1,268	—
Severance expense	330	269
Other, net	52	708
	$2,364	$3,013

Transaction-related costs include costs related to the Fertitta Entertainment Acquisition as well as IPO-related advisory, legal and other costs that were not deferred as direct and incremental costs of the IPO. At March 31, 2016, capitalized deferred offering costs directly related to the registration statement on Form S-1 for the IPO were $3.2 million, which was included in Other assets, net on the Condensed Consolidated Balance Sheet.

For the three months ended March 31, 2015, Loss on disposal of assets, net included write-offs of investments in two joint ventures and Other, net included canceled debt offering costs.

8.    Commitments and Contingencies

The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of any legal matters and litigation inherently involves significant costs.

9.    Segments

The Company views each of its Las Vegas casino properties and each of its Native American management arrangements as individual operating segments. The Company aggregates all of its Las Vegas operating segments into one reportable segment because all of its Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing techniques, are directed by a centralized management structure and have similar economic characteristics. The Company also aggregates its Native American management arrangements into one reportable segment.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company utilizes Adjusted EBITDAM as the primary measure of each of its properties’ performance. The Company’s segment information and a reconciliation of Adjusted EBITDAM to income from continuing operations is presented below:

	Three Months Ended March 31,
	2016	2015
Net revenues
Las Vegas operations	$331,458	$321,499
Native American management	26,487	19,786
Reportable segment net revenues	357,945	341,285
Corporate and other	1,302	1,484
Net revenues	$359,247	$342,769

Adjusted EBITDAM (a)
Las Vegas operations	$119,010	$111,249
Native American management	20,432	14,403
Reportable segment Adjusted EBITDAM	139,442	125,652
Corporate and other	(1,364)	(1,021)
Adjusted EBITDAM	138,078	124,631

Other operating (expense) income
Preopening	(348)	(128)
Depreciation and amortization	(39,018)	(35,157)
Management fee expense	(14,588)	(13,592)
Share-based compensation	(413)	(694)
Write-downs and other charges, net	(2,364)	(3,013)
Adjusted EBITDAM attributable to MPM noncontrolling interest	4,121	3,664
Operating income and earnings from joint ventures	85,468	75,711
Other expense
Interest expense, net	(34,282)	(36,295)
Change in fair value of derivative instruments	(3)	(3)
Income from continuing operations	$51,183	$39,413

____________________________________

(a)
Adjusted EBITDAM includes income from continuing operations plus interest expense, net, depreciation and amortization, preopening, management fee expense, share-based compensation, write-downs and other charges, net, and change in fair value of derivative instruments, and excludes Adjusted EBITDAM attributable to the noncontrolling interests of MPM.

10.    Subsequent Event

    On May 10, 2016, the Company entered into a definitive agreement to acquire the outstanding partnership interests of FP Holdings, L.P. (“FP Holdings”) and limited liability company interests of certain related entities (collectively, the “Purchased Companies”) which own and operate Palms Casino Resort (“Palms”) in Las Vegas, Nevada. Under the terms and subject to the conditions of the purchase agreement, the Company will acquire the Purchased Companies for cash consideration of $312.5 million, subject to a working capital adjustment and subject to increase in the amount of FP Holdings’ cash on hand at closing and decrease for indebtedness and certain other liabilities outstanding at the closing of the transaction and expenses incurred by FP Holdings in connection with the transaction. The transaction is expected to close during the third quarter of

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2016, subject to the satisfaction of customary closing conditions, including the receipt of all required gaming approvals and the expiration of the waiting period under the Hart-Scott-Rodino Act.

11.    Condensed Consolidating Financial Information

In March 2013, the Company issued $500 million in aggregate principal amount of 7.50% senior notes due 2021 (the "7.50% Senior Notes") pursuant to an indenture among the Company (the "Parent"), the guarantors party thereto (the "Guarantor Subsidiaries") and Wells Fargo Bank, National Association, as trustee. The 7.50% Senior Notes are guaranteed by all subsidiaries of the Company other than NP Landco Holdco LLC and its subsidiaries, MPM, and SC Restaurant Holdco LLC. The following condensed consolidating financial statements present information about the Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries. These condensed consolidating financial statements are presented in the provided form because (i) the Guarantor Subsidiaries are 100% owned subsidiaries of the Company (the issuer of the 7.50% Senior Notes), (ii) the guarantees are joint and several, and (iii) the guarantees are "full and unconditional," as those terms are used in Regulation S-X Rule 3-10.  The guarantee of a Guarantor Subsidiary will be automatically released in certain customary circumstances, such as when such Guarantor Subsidiary is sold or all of the assets of such Guarantor Subsidiary are sold, the capital stock is sold, when such Guarantor Subsidiary is designated as an "unrestricted subsidiary" for purposes of the indenture, or upon legal defeasance or satisfaction and discharge of the indenture.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS MARCH 31, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$17,847	$96,492	$—	$114,339	$4,159	$—	$118,498
Receivables, net	1,611	30,128	—	31,739	5,191	—	36,930
Intercompany receivables	746	—	—	746	—	(746)	—
Advances to subsidiaries	79,601	—	(79,601)	—	—	—	—
Loans to parent	—	714,266	(714,266)	—	—	—	—
Inventories	—	8,700	—	8,700	102	—	8,802
Prepaid gaming tax	—	19,967	—	19,967	132	—	20,099
Prepaid expenses and other current assets	5,986	5,673	—	11,659	288	—	11,947
Assets held for sale	—	2,000	—	2,000	19,020	—	21,020
Total current assets	105,791	877,226	(793,867)	189,150	28,892	(746)	217,296
Property and equipment, net	72,679	2,027,419	—	2,100,098	10,517	—	2,110,615
Goodwill	1,234	194,442	—	195,676	—	—	195,676
Intangible assets, net	1,045	125,216	—	126,261	19,153	—	145,414
Land held for development	—	83,700	—	83,700	80,000	—	163,700
Investments in joint ventures	—	11,371	—	11,371	—	—	11,371
Native American development costs	—	12,227	—	12,227	—	—	12,227
Investments in subsidiaries	3,128,574	10,990	(3,138,995)	569	—	(569)	—
Other assets, net	10,957	15,690	—	26,647	558	—	27,205
Total assets	$3,320,280	$3,358,281	$(3,932,862)	$2,745,699	$139,120	$(1,315)	$2,883,504

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) MARCH 31, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$8,391	$12,608	$—	$20,999	$554	$—	$21,553
Accrued interest payable	3,846	25	—	3,871	13	—	3,884
Other accrued liabilities	16,965	121,003	—	137,968	1,946	—	139,914
Intercompany payables	—	—	—	—	746	(746)	—
Loans from subsidiaries	714,266	—	(714,266)	—	—	—	—
Advances from parent	—	79,601	(79,601)	—	—	—	—
Current portion of long-term debt	48,419	1,477	—	49,896	—	—	49,896
Total current liabilities	791,887	214,714	(793,867)	212,734	3,259	(746)	215,247
Long-term debt, less current portion	1,881,799	2,354	—	1,884,153	114,764	—	1,998,917
Deficit investment in joint venture	—	2,218	—	2,218	—	—	2,218
Interest rate swap and other long-term liabilities	9,567	—	—	9,567	—	—	9,567
Total liabilities	2,683,253	219,286	(793,867)	2,108,672	118,023	(746)	2,225,949
Members' equity:
Total Station Casinos LLC members' equity	637,027	3,138,995	(3,138,995)	637,027	569	(569)	637,027
Noncontrolling interest	—	—	—	—	20,528	—	20,528
Total members' equity	637,027	3,138,995	(3,138,995)	637,027	21,097	(569)	657,555
Total liabilities and members' equity	$3,320,280	$3,358,281	$(3,932,862)	$2,745,699	$139,120	$(1,315)	$2,883,504

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,897	$105,837	$—	$111,734	$3,415	$—	$115,149
Receivables, net	2,171	28,072	—	30,243	4,878	—	35,121
Intercompany receivables	3,143	—	—	3,143	—	(3,143)	—
Advances to subsidiaries	110,928	—	(110,928)	—	—	—	—
Loans to parent	—	660,574	(660,574)	—	—	—	—
Inventories	25	10,193	—	10,218	111	—	10,329
Prepaid gaming tax	—	19,366	—	19,366	138	—	19,504
Prepaid expenses and other current assets	6,167	2,307	—	8,474	228	—	8,702
Assets held for sale	—	2,000	—	2,000	19,020	—	21,020
Current assets of discontinued operations	—	—	—	—	197	—	197
Total current assets	128,331	828,349	(771,502)	185,178	27,987	(3,143)	210,022
Property and equipment, net	73,254	2,025,940	—	2,099,194	10,931	—	2,110,125
Goodwill	1,234	194,442	—	195,676	—	—	195,676
Intangible assets, net	1,045	127,249	—	128,294	21,703	—	149,997
Land held for development	—	83,700	—	83,700	80,000	—	163,700
Investments in joint ventures	—	10,955	—	10,955	3,036	—	13,991
Native American development costs	—	11,908	—	11,908	—	—	11,908
Investments in subsidiaries	3,048,509	11,248	(3,054,534)	5,223	—	(5,223)	—
Other assets, net	10,103	15,567	—	25,670	571	—	26,241
Total assets	$3,262,476	$3,309,358	$(3,826,036)	$2,745,798	$144,228	$(8,366)	$2,881,660

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) DECEMBER 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$8,679	$14,892	$—	$23,571	$606	$—	$24,177
Accrued interest payable	13,260	9	—	13,269	12	—	13,281
Other accrued liabilities	16,524	117,283	—	133,807	1,829	—	135,636
Intercompany payables	—	—	—	—	3,142	(3,142)	—
Loans from subsidiaries	660,574	—	(660,574)	—	—	—	—
Advances from parent	—	110,928	(110,928)	—	—	—	—
Current portion of long-term debt	82,115	1,582	—	83,697	—	—	83,697
Current liabilities of discontinued operations	—	—	—	—	114	(1)	113
Total current liabilities	781,152	244,694	(771,502)	254,344	5,703	(3,143)	256,904
Long-term debt, less current portion	1,883,601	2,553	—	1,886,154	112,517	—	1,998,671
Deficit investment in joint venture	—	2,255	—	2,255	—	—	2,255
Interest rate swap and other long-term liabilities	9,834	5,322	—	15,156	—	—	15,156
Total liabilities	2,674,587	254,824	(771,502)	2,157,909	118,220	(3,143)	2,272,986
Members' equity:
Total Station Casinos LLC members' equity	587,889	3,054,534	(3,054,534)	587,889	5,223	(5,223)	587,889
Noncontrolling interest	—	—	—	—	20,785	—	20,785
Total members' equity	587,889	3,054,534	(3,054,534)	587,889	26,008	(5,223)	608,674
Total liabilities and members' equity	$3,262,476	$3,309,358	$(3,826,036)	$2,745,798	$144,228	$(8,366)	$2,881,660

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$237,976	$—	$237,976	$1,795	$—	$239,771
Food and beverage	—	66,467	—	66,467	153	—	66,620
Room	—	33,344	—	33,344	1,040	—	34,384
Other	2	17,952	—	17,954	2,103	(2,875)	17,182
Management fees	1,529	14,582	—	16,111	10,538	—	26,649
Gross revenues	1,531	370,321	—	371,852	15,629	(2,875)	384,606
Promotional allowances	—	(25,242)	—	(25,242)	(117)	—	(25,359)
Net revenues	1,531	345,079	—	346,610	15,512	(2,875)	359,247

Operating costs and expenses:
Casino	—	86,827	—	86,827	594	—	87,421
Food and beverage	—	42,486	—	42,486	38	—	42,524
Room	—	11,785	—	11,785	600	—	12,385
Other	—	5,003	—	5,003	719	—	5,722
Selling, general and administrative	3,062	64,717	—	67,779	5,117	(2,875)	70,021
Preopening	—	348	—	348	—	—	348
Depreciation and amortization	3,550	32,376	—	35,926	3,092	—	39,018
Management fee expense	—	14,482	—	14,482	106	—	14,588
Write-downs and other charges, net	1,290	1,110	—	2,400	(36)	—	2,364
	7,902	259,134	—	267,036	10,230	(2,875)	274,391

Operating (loss) income	(6,371)	85,945	—	79,574	5,282	—	84,856
Earnings from subsidiaries	86,481	1,864	(88,156)	189	—	(189)	—
Earnings from joint ventures	—	612	—	612	—	—	612
Operating (loss) income and earnings from subsidiaries and joint ventures	80,110	88,421	(88,156)	80,375	5,282	(189)	85,468

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Continued) FOR THE THREE MONTHS ENDED MARCH 31, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other expense:
Interest expense, net	(30,788)	(265)	—	(31,053)	(3,229)	—	(34,282)
Change in fair value of derivative instruments	(3)	—	—	(3)	—	—	(3)
	(30,791)	(265)	—	(31,056)	(3,229)	—	(34,285)
Net income	49,319	88,156	(88,156)	49,319	2,053	(189)	51,183
Less: net income attributable to noncontrolling interests	—	—	—	—	1,864	—	1,864
Net income attributable to Station Casinos LLC	$49,319	$88,156	$(88,156)	$49,319	$189	$(189)	$49,319

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$232,299	$—	$232,299	$1,766	$—	$234,065
Food and beverage	—	65,066	—	65,066	160	—	65,226
Room	—	30,591	—	30,591	800	—	31,391
Other	—	17,187	—	17,187	2,497	(2,504)	17,180
Management fees	1,342	9,273	—	10,615	9,335	—	19,950
Gross revenues	1,342	354,416	—	355,758	14,558	(2,504)	367,812
Promotional allowances	—	(24,910)	—	(24,910)	(133)	—	(25,043)
Net revenues	1,342	329,506	—	330,848	14,425	(2,504)	342,769

Operating costs and expenses:
Casino	—	84,419	—	84,419	612	—	85,031
Food and beverage	—	41,339	—	41,339	41	—	41,380
Room	—	11,222	—	11,222	566	—	11,788
Other	—	5,165	—	5,165	967	—	6,132
Selling, general and administrative	2,517	66,405	—	68,922	4,829	(2,504)	71,247
Preopening	—	128	—	128	—	—	128
Depreciation and amortization	2,602	29,465	—	32,067	3,090	—	35,157
Management fee expense	—	13,498	—	13,498	94	—	13,592
Write-downs and other charges, net	1,634	378	—	2,012	1,001	—	3,013
	6,753	252,019	—	258,772	11,200	(2,504)	267,468

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Continued) FOR THE THREE MONTHS ENDED MARCH 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating (loss) income	(5,411)	77,487	—	72,076	3,225	—	75,301
Earnings (losses) from subsidiaries	75,379	1,440	(78,431)	(1,612)	—	1,612	—
Earnings (losses) from joint ventures	—	638	—	638	(228)	—	410
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	69,968	79,565	(78,431)	71,102	2,997	1,612	75,711

Other expense:
Interest expense, net	(32,144)	(1,133)	—	(33,277)	(3,018)	—	(36,295)
Change in fair value of derivative instruments	(2)	(1)	—	(3)	—	—	(3)
	(32,146)	(1,134)	—	(33,280)	(3,018)	—	(36,298)
Income (loss) from continuing operations	37,822	78,431	(78,431)	37,822	(21)	1,612	39,413
Discontinued operations	—	—	—	—	(132)	—	(132)
Net income (loss)	37,822	78,431	(78,431)	37,822	(153)	1,612	39,281
Less: net income attributable to noncontrolling interests	—	—	—	—	1,459	—	1,459
Net income (loss) attributable to Station Casinos LLC	$37,822	$78,431	$(78,431)	$37,822	$(1,612)	$1,612	$37,822

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$49,319	$88,156	$(88,156)	$49,319	$2,053	$(189)	$51,183
Other comprehensive loss:
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(1,515)	—	—	(1,515)	—	—	(1,515)
Reclassification of unrealized loss into income	1,266	—	—	1,266	—	—	1,266
Unrealized loss on interest rate swaps, net	(249)	—	—	(249)	—	—	(249)
Unrealized gain on available–for–sale securities	19	—	—	19	—	—	19
Other comprehensive loss	(230)	—	—	(230)	—	—	(230)
Comprehensive income	49,089	88,156	(88,156)	49,089	2,053	(189)	50,953
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	1,864	—	1,864
Comprehensive income attributable to Station Casinos LLC	$49,089	$88,156	$(88,156)	$49,089	$189	$(189)	$49,089

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$37,822	$78,431	$(78,431)	$37,822	$(153)	$1,612	$39,281
Other comprehensive income (loss):
Unrealized loss on interest rate swaps:
Unrealized loss arising during period	(3,746)	(3,715)	3,715	(3,746)	—	—	(3,746)
Reclassification of unrealized loss into income	3,097	1,067	(1,067)	3,097	—	—	3,097
Unrealized loss on interest rate swaps, net	(649)	(2,648)	2,648	(649)	—	—	(649)
Unrealized loss on available–for–sale securities	(52)	—	—	(52)	—	—	(52)
Other comprehensive loss	(701)	(2,648)	2,648	(701)	—	—	(701)
Comprehensive income (loss)	37,121	75,783	(75,783)	37,121	(153)	1,612	38,580
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	1,459	—	1,459
Comprehensive income (loss) attributable to Station Casinos LLC	$37,121	$75,783	$(75,783)	$37,121	$(1,612)	$1,612	$37,121

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(36,330)	$117,461	$—	$81,131	$4,985	$—	$86,116
Cash flows from investing activities:
Capital expenditures, net of related payables	(1,706)	(29,407)	—	(31,113)	(188)	—	(31,301)
Distributions from subsidiaries	7,308	2,120	(7,308)	2,120	—	(2,120)	—
Proceeds from repayment of advances to subsidiaries, net	31,556	—	(31,556)	—	—	—	—
Loans to parent, net	—	(53,692)	53,692	—	—	—	—
Native American development costs	—	(386)	—	(386)	—	—	(386)
Investment in subsidiaries	(478)	—	—	(478)	—	478	—
Other, net	15	(274)	—	(259)	(487)	—	(746)
Net cash provided by (used in) investing activities	36,695	(81,639)	14,828	(30,116)	(675)	(1,642)	(32,433)
Cash flows from financing activities:
Borrowings under credit agreements with original maturities of three months or less, net	10,000	—	—	10,000	—	—	10,000
Payments under credit agreements with original maturities greater than three months	(48,142)	—	—	(48,142)	—	—	(48,142)
Distributions to members and noncontrolling interests	(364)	(7,308)	7,308	(364)	(4,241)	2,120	(2,485)
Payments on derivative instruments with other-than-insignificant financing elements	(1,786)	—	—	(1,786)	—	—	(1,786)
Loans from subsidiaries, net	53,692	—	(53,692)	—	—	—	—
Payments on advances from parent, net	—	(31,556)	31,556	—	—	—	—
Capital contributions from parent	—	—	—	—	478	(478)	—
Payment of note payable	—	(6,000)	—	(6,000)	—	—	(6,000)
Other, net	(1,815)	(303)	—	(2,118)	—	—	(2,118)
Net cash provided by (used in) financing activities	11,585	(45,167)	(14,828)	(48,410)	(3,763)	1,642	(50,531)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	11,950	(9,345)	—	2,605	547	—	3,152
Balance, beginning of period	5,897	105,837	—	111,734	3,612	—	115,346
Balance, end of period	$17,847	$96,492	$—	$114,339	$4,159	$—	$118,498
Supplemental cash flow disclosures:
Cash paid for interest	$37,200	$31	$—	$37,231	$981	$—	$38,212
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$4,777	$13,369	$—	$18,146	$67	$—	$18,213

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(34,505)	$101,454	$—	$66,949	$4,218	$—	$71,167
Cash flows from investing activities:
Capital expenditures, net of related payables	(5,540)	(17,857)	—	(23,397)	(312)	—	(23,709)
Proceeds from asset sales	13	4,255	—	4,268	696	—	4,964
Distributions in excess of earnings from joint ventures	—	249	—	249	—	—	249
Distributions from subsidiaries	7,052	1,800	(7,052)	1,800	—	(1,800)	—
Proceeds from repayment of advances to subsidiaries, net	44,697	—	(44,697)	—	—	—	—
Loans to parent, net	—	(47,909)	47,909	—	—	—	—
Native American development costs	—	(760)	—	(760)	—	—	(760)
Investments in subsidiaries	(29)	—	—	(29)	—	29	—
Other, net	10	(551)	—	(541)	(29)	—	(570)
Net cash provided by (used in) investing activities	46,203	(60,773)	(3,840)	(18,410)	355	(1,771)	(19,826)
Cash flows from financing activities:
Borrowings under credit agreements with original maturities of three months or less, net	20,000	—	—	20,000	—	—	20,000
Payments under credit agreements with original maturities greater than three months	(65,090)	—	—	(65,090)	(790)	—	(65,880)
Distributions to members and noncontrolling interests	(17,077)	(7,052)	7,052	(17,077)	(3,600)	1,800	(18,877)
Payments on derivative instruments with other-than-insignificant financing elements	(1,989)	(452)	—	(2,441)	—	—	(2,441)
Loans from subsidiaries, net	47,909	—	(47,909)	—	—	—	—
Payments on advances from parent, net	—	(44,697)	44,697	—	—	—	—
Capital contributions from parent	—	—	—	—	29	(29)	—
Other, net	(500)	(497)	—	(997)	—	—	(997)
Net cash used in financing activities	(16,747)	(52,698)	3,840	(65,605)	(4,361)	1,771	(68,195)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued) FOR THE THREE MONTHS ENDED MARCH 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
(Decrease) increase in cash and cash equivalents	(5,049)	(12,017)	—	(17,066)	212	—	(16,854)
Balance, beginning of period	13,554	104,575	—	118,129	4,573	—	122,702
Balance, end of period	$8,505	$92,558	$—	$101,063	$4,785	$—	$105,848
Supplemental cash flow disclosures:
Cash paid for interest	$38,230	$486	$—	$38,716	$873	$—	$39,589
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$5,149	$7,253	$—	$12,402	$70	$—	$12,472

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (the "Condensed Consolidated Financial Statements"), and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

We are a gaming, development and management company established in 1976 that develops and operates casino entertainment properties. We currently own and operate nine major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned) in the Las Vegas regional market. In addition, we manage Graton Resort & Casino (‘‘Graton Resort’’) in Sonoma County, California and Gun Lake Casino (‘‘Gun Lake’’) in Allegan County, Michigan, both on behalf of Native American tribes.

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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. The Las Vegas economy, although severely impacted by the recession and housing crisis that spanned from 2008 to 2011, began to stabilize in 2012 and, based on population and employment growth, is once again one of the fastest growing economies in the United States. Based on a recent U.S. Census Bureau release, Nevada was third among all states in percentage growth of population from June 2014 to July 2015. In addition, based on preliminary data for March 2016 from the U.S. Bureau of Labor Statistics, Las Vegas experienced a 3.9% year-over-year increase in employment, resulting in an unemployment rate of 6.0% which has declined from 14.1% in July 2011. Businesses and consumers in Las Vegas continue to increase their spending as evidenced by 32 consecutive months of year-over-year increases in taxable retail sales from July 2013 to February 2016. Home values have also improved significantly over the past several years with the median price of an existing single family home in Las Vegas up approximately 86% at March 2016 compared to January 2012, as reported by the Greater Las Vegas Association of Realtors.

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
Acquisition of Fertitta Entertainment
On May 2, 2016, we acquired all of the outstanding membership interests of Fertitta Entertainment LLC ("Fertitta Entertainment" and, such transaction, the "Fertitta Entertainment Acquisition") for $460 million in cash less the amount we paid in satisfaction of indebtedness of Fertitta Entertainment on the closing date, which was approximately $51.0 million, and less $1.3 million in Fertitta Entertainment's liabilities we assumed. The Fertitta Entertainment Acquisition was primarily funded through proceeds we received in connection with the initial public offering ("IPO") of Red Rock Resorts, Inc. ("RRR"), a newly formed entity that holds all of our voting interests and an indirect interest in 33.6% of our economic interests, which closed on May 2, 2016. The balance of the purchase price was funded by incurring $41.7 million in additional borrowings under our revolving credit facility. In connection with the Fertitta Entertainment Acquisition and IPO, we terminated our management agreements (other than with respect to Wild Wild West) with Fertitta Entertainment and amended and restated our operating agreement to, among other things, remove the Board of Managers and designate RRR as our sole managing member.

Prior to the Fertitta Entertainment Acquisition, we and Fertitta Entertainment were controlled by brothers Frank J. Fertitta III, our Chief Executive Officer and a member of our Board of Managers, and Lorenzo J. Fertitta, a member of our Board of Managers, who collectively held a majority of the voting and economic interests in both entities. The Fertitta Entertainment Acquisition constituted an acquisition of an entity under common control which will be accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, beginning with our financial statements as of and for the quarter and year to date period ending June 30, 2016, we will consolidate the accounts of Fertitta Entertainment retrospectively for all periods presented. At the closing of the Fertitta Entertainment Acquisition, Fertitta Entertainment did not have material assets other than its workforce and the management agreements with us and as a result, the majority of the purchase price will be treated as a deemed distribution for accounting purposes, which will be calculated as the difference between the purchase price and the historical cost of the net assets acquired.

In connection with the Fertitta Entertainment Acquisition, we entered into new employment agreements with our executive officers and other individuals who were employed by Fertitta Entertainment and provided us services through the management agreements prior to the consummation of the Fertitta Entertainment Acquisition.

Subsequent Event

On May 10, 2016, we entered into an agreement to acquire Palms Casino Resort in Las Vegas, Nevada for cash consideration of $312.5 million, subject to certain purchase price adjustments, as described in Note 10 to the Condensed Consolidated Financial Statements.

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

Food and beverage revenue measures:

•	Average guest check is a measure of sales and represents the average amount spent per customer visit.

•	Number of guests served is an indicator of volume.

Room revenue measures:

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by total rooms available.

•	Average daily rate (“ADR”) is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms.

•	Revenue per available room is calculated by dividing total room revenue by total rooms available.

Results of Operations

Information about our results of continuing operations is presented below (dollars in thousands):

	Three Months Ended March 31,		Percent change
	2016	2015
Net revenues	$359,247	$342,769	4.8%
Operating income	84,856	75,301	12.7%

Casino revenues	239,771	234,065	2.4%
Casino expenses	87,421	85,031	2.8%
Margin	63.5%	63.7%

Food and beverage revenues	66,620	65,226	2.1%
Food and beverage expenses	42,524	41,380	2.8%
Margin	36.2%	36.6%

Room revenues	34,384	31,391	9.5%
Room expenses	12,385	11,788	5.1%
Margin	64.0%	62.4%

Other revenues	17,182	17,180	—%
Other expenses	5,722	6,132	(6.7)%

Management fee revenue	26,649	19,950	33.6%

Selling, general and administrative expenses	70,021	71,247	(1.7)%
Percent of net revenues	19.5%	20.8%

Depreciation and amortization	39,018	35,157	11.0%
Management fee expense	14,588	13,592	7.3%
Write-downs and other charges, net	2,364	3,013	n/m
Interest expense, net	34,282	36,295	(5.5)%
______________________________
n/m = Not meaningful

We view each of our Las Vegas casino properties as individual operating segments. We aggregate all of our Las Vegas operating segments into one reportable segment because all of our Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing techniques, are directed by a centralized management structure and have similar economic characteristics. We also aggregate our Native American management arrangements into one reportable segment. The results of operations for our Native American management segment are discussed in the section entitled "Management Fee Revenue" below and the results of operations of our Las Vegas operations are discussed in the remaining sections below.
Net Revenues. Net revenues for the three months ended March 31, 2016 increased by 4.8% as compared to the prior year period primarily reflecting increases in casino, room and management fee revenue, all of which are discussed below.

Operating Income. Operating income increased by 12.7% to $84.9 million for the three months ended March 31, 2016 as compared to $75.3 million for the three months ended March 31, 2015. Components of operating income for the three month comparative periods are discussed below.

Casino.  Casino revenues increased by 2.4% for the three months ended March 31, 2016 as compared to the prior year period due to higher slot and table games revenue. The increase in slot revenue was primarily attributable to a 3.9% increase in slot handle. The increase in table games revenue was attributable to a 9.8% increase in drop. For the three months ended March 31, 2016, casino expenses increased by 2.8% as compared to the prior year period, commensurate with the increase in revenues.

Food and Beverage.  For the three months ended March 31, 2016, food and beverage revenue increased by 2.1% as compared to the prior year period primarily due to a 6.8% increase in the average guest check which we attribute to the opening of new restaurants at our properties. Food and beverage expenses increased by 2.8% for the three months ended March 31, 2016 as compared to the prior year period primarily due to higher payroll and related costs in connection with the new restaurants.

Room. Information about our hotel operations is presented below:

	Three Months Ended March 31,
	2016	2015
Occupancy	93.5%	92.9%
Average daily rate	$90.05	$83.08
Revenue per available room	$84.22	$77.25

     For the three months ended March 31, 2016, room revenues increased by 9.5% primarily due to an increase of 8.4% in ADR as compared to the prior year period. Room expenses increased by 5.1% for the three months ended March 31, 2016 as compared to the prior year period as a result of the increased revenues.

Other.  Other revenues primarily represent revenues from tenant leases, retail outlets, bowling, spas and entertainment. Other revenues remained flat for the three months ended March 31, 2016 as compared to the prior year period. Other expenses decreased by $0.4 million for the three months ended March 31, 2016 as compared to the prior year period, mainly due to lower cost of sales including the impact of lower fuel prices at our Wild Wild West truck plaza.

Management Fee Revenue.  Management fee revenue primarily represents fees earned from our management agreements with Graton Resort and Gun Lake. For the three months ended March 31, 2016, management fee revenue increased to $26.6 million as compared to $20.0 million for the prior year period, due to improved results from both Graton Resort and Gun Lake. This improvement was related to increased casino revenues due to higher slot handle, as well as lower interest costs as a result of debt refinancings at Graton Resort.

Management fee revenue also includes reimbursable costs, which represent amounts received or due under our management agreements with Native American tribes for the reimbursement of expenses, primarily payroll costs, that we incur on their behalf. We recognize reimbursable cost revenues on a gross basis with an offsetting amount charged to operating expenses. Reimbursable cost revenues for the three months ended March 31, 2016 and 2015 were $1.9 million and $1.7 million, respectively.

Selling, General and Administrative ("SG&A"). For the three months ended March 31, 2016, SG&A expenses decreased by $1.2 million or 1.7% as compared to the prior year period, mainly due to lower payroll and related expense and increased energy efficiency. As a result of the Fertitta Entertainment Acquisition, SG&A expenses will increase, primarily due to the new employment agreements with our executive officers.

Depreciation and Amortization.  For the three months ended March 31, 2016, depreciation and amortization expense increased to $39.0 million as compared to $35.2 million for the prior year period primarily due to accelerated depreciation related to remodeling projects.

Management Fee Expense.  Prior to the Fertitta Entertainment Acquisition, we had long-term management agreements with affiliates of Fertitta Entertainment to manage our properties. Under the management agreements, we paid a base management fee equal to 2% of gross revenues and an incentive management fee equal to 5% of positive EBITDA (as defined in the agreements) for each of our managed properties. Management fee expense for the three months ended March 31, 2016 increased to $14.6 million as compared to $13.6 million for the prior year period due to improvements in our operating results. In connection with the Fertitta Entertainment Acquisition, the management agreements (other than with respect to Wild Wild West) were terminated and we entered into new employment agreements with our executive officers and other individuals who were employed by Fertitta Entertainment prior to the consummation of the Fertitta Entertainment Acquisition.

Write-downs and Other Charges, net. Write-downs and other charges, net includes losses on asset disposals, severance expense and non-routine transactions. For the three months ended March 31, 2016, write-downs and other charges, net, totaled $2.4 million. Included in this amount was $1.3 million in transaction costs related to the Fertitta Entertainment Acquisition as well as IPO-related advisory, legal and other costs that were not deferred as direct and incremental costs of the IPO. For the three months ended March 31, 2015, write-downs and other charges, net, totaled $3.0 million, primarily representing the write-off of canceled debt offering costs and investments in two joint ventures, as well as losses on fixed asset disposals.

Interest Expense, net.  Interest expense, net for the three months ended March 31, 2016 decreased to $34.3 million as compared to $36.3 million for the prior year period. The decrease in interest expense, net for the three months ended March 31, 2016 as compared to the prior year period was primarily due to a decrease in interest expense on our interest rate swaps. In July 2015, one of our interest rate swaps matured and certain deferred losses that were being reclassified from accumulated other comprehensive loss into interest expense became fully amortized. For the three months ended March 31, 2016, interest expense on our interest rate swap was $1.3 million as compared to $3.1 million for the prior year period. In addition, interest expense on our term loan decreased by approximately $0.6 million for the three months ended March 31, 2016 as compared to the prior year period as a result of principal reductions.

Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests mainly represents the portion of net income of MPM that is not attributable to the Company.

Adjusted EBITDAM

Adjusted EBITDAM for the three months ended March 31, 2016 and 2015 for our two reportable segments and a reconciliation of Adjusted EBITDAM to income from continuing operations is presented below (in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management arrangements.

	Three Months Ended March 31,
	2016	2015
Adjusted EBITDAM
Las Vegas operations	$119,010	$111,249
Native American management	20,432	14,403
Reportable segment Adjusted EBITDAM	139,442	125,652
Corporate and other	(1,364)	(1,021)
Adjusted EBITDAM	138,078	124,631

Other operating (expense) income
Preopening	(348)	(128)
Depreciation and amortization	(39,018)	(35,157)
Management fee expense	(14,588)	(13,592)
Share-based compensation	(413)	(694)
Write-downs and other charges, net	(2,364)	(3,013)
Adjusted EBITDAM attributable to MPM noncontrolling interest	4,121	3,664
Operating income and earnings from joint ventures	85,468	75,711
Other expense
Interest expense, net	(34,282)	(36,295)
Change in fair value of derivative instruments	(3)	(3)
Income from continuing operations	$51,183	$39,413

The increase in Adjusted EBITDAM for the three months ended March 31, 2016 as compared to the prior year period is due to the factors described above.

Adjusted EBITDAM is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDAM is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to operating income, Adjusted EBITDAM is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations excluding management fees, non-cash expenses, financing costs, and other non-operational items. Adjusted EBITDAM includes income from continuing operations plus interest expense, net, depreciation and amortization, preopening, management fee expense, share-based compensation, write-downs and other charges, net, and change in fair value of derivative instruments, and excludes Adjusted EBITDAM attributable to the noncontrolling interests of MPM. To evaluate Adjusted EBITDAM and the trends it depicts, the components should be considered. Each of these components can significantly affect our results of operations and should be considered in evaluating our operating performance, and the impact of these components cannot be determined from Adjusted EBITDAM. Further, Adjusted EBITDAM does not represent net income or cash flows from operating, investing or financing activities as defined by GAAP and should not be considered as an alternative to net income as an indicator of our operating performance. Additionally, Adjusted EBITDAM does not consider capital expenditures and other investing activities and should not be considered as a measure of our liquidity. In addition, it should be noted that not all gaming companies that report EBITDAM or adjustments to this measure may calculate EBITDAM or such adjustments in the same manner as we do, and therefore, our measure of Adjusted EBITDAM may not be comparable to similarly titled measures used by other gaming companies.

Liquidity and Capital Resources

The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, investments and subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, the risks described in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

At March 31, 2016, we had $118.5 million in cash and cash equivalents, which is primarily used for the day-to-day operations of our properties. At March 31, 2016, our borrowing availability under our $350 million Revolving Credit Facility (the "Revolving Credit Facility"), subject to continued compliance with the terms of the credit agreement governing our $1.625 billion term loan facility (the "Term Loan Facility" and, together with the Revolving Credit Facility, the "Credit Facility"), was $286.8 million, which is net of $30.0 million in outstanding borrowings and $33.2 million in outstanding letters of credit and similar obligations. On May 2, 2016, in connection with the Fertitta Entertainment Acquisition, we borrowed $41.7 million under our Revolving Credit Facility. Subject to obtaining additional commitments under the Credit Facility, we have the ability to increase our borrowing capacity thereunder in an aggregate principal amount not to exceed the greater of (a) $350 million and (b) an unlimited amount, if certain conditions are met and pro forma first lien leverage is less than or equal to 4.5x. Our ability to incur additional debt pursuant to such increased borrowing capacity is subject to compliance with the covenants in the Credit Facility and the indenture governing our 7.50% Senior Notes due 2021 (the "7.50% Senior Notes"), including pro forma compliance with the financial covenants contained in the Credit Facility, and compliance with the covenants contained in the Credit Facility and the indenture limiting our ability to incur additional indebtedness.

Our anticipated uses of cash for the remainder of 2016 include (i) principal and interest payments on our indebtedness totaling approximately $45.1 million and $84.3 million, respectively, (ii) approximately $90 million to $110 million for capital expenditures, and (iii) distributions to our members and noncontrolling interests. See Acquisition of Fertitta Entertainment above for information about the sources of liquidity used for our $460 million cash purchase of Fertitta Entertainment. We expect to finance the purchase of Palms Casino Resort by incurring additional debt.

We believe that cash flows from operations, available borrowings under our Credit Facility and existing cash balances will be adequate to satisfy our anticipated uses of capital for the next twelve months. We regularly assess our projected capital requirements for capital expenditures, repayment of debt obligations, and payment of other general corporate and operational needs. In the long term, we expect that we will fund our capital requirements with a combination of cash generated from operations, borrowings under our Revolving Credit Facility and the issuance of new debt or equity as market conditions may permit. However, our cash flow and ability to obtain debt or equity financing on terms that are satisfactory to us, or at all, may be affected by a variety of factors, many of which are outside of our control, including competition, general economic and business conditions and financial markets. As a result, we cannot provide any assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.

A summary of our cash flow information is presented below (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Cash flows provided by (used in):
Operating activities	$86,116	$71,167
Investing activities	(32,433)	(19,826)
Financing activities	(50,531)	(68,195)

Cash Flows from Operations

Our operating cash flows primarily consist of operating income generated by our properties (excluding depreciation and other non-cash charges), interest paid and normal fluctuations in working capital accounts such as inventories, prepaid expenses, receivables and payables. The majority of our revenue is generated from our slot machine and table game play, which is conducted mainly on a cash basis. Our food and beverage, room and other revenues are also primarily cash-based. As a result, fluctuations in our revenues have a direct impact on our cash flow from operations. For the three months ended March 31, 2016, cash provided by operating activities increased to $86.1 million as compared to $71.2 million for the prior year period, primarily due to improved operating results at our properties and our Native American managed properties as described under Results of Operations above. Cash paid for interest decreased to $36.4 million for the three months ended March 31, 2016 as compared to $37.1 million for the prior year period as a result of a decrease in the principal amount outstanding on our debt.

Cash Flows from Investing Activities

During the three months ended March 31, 2016 and 2015, we paid $31.3 million and $23.7 million, respectively, for capital expenditures, consisting primarily of various renovation projects at our properties, and we paid $0.4 million and $0.8 million, respectively, in reimbursable advances for the North Fork project. In addition, during the three months ended March 31, 2015, we received $5.0 million in proceeds from asset sales, primarily land in Las Vegas that was previously held for development.

Cash Flows from Financing Activities

During the three months ended March 31, 2016 and 2015, we paid $48.9 million and $66.6 million, respectively, in principal payments on our indebtedness, which included mandatory excess cash flow payments of $43.7 million and $61.0 million, respectively. During the same periods, we paid $0.4 million and $17.1 million, respectively, in distributions to our members and MPM paid $2.1 million and $1.8 million, respectively, in distributions to noncontrolling interest holders. In addition, during the three months ended March 31, 2016, we paid $6.0 million to the noncontrolling interest holders of MPM in settlement of a note payable.

Restrictive Covenants

During the three months ended March 31, 2016, there were no changes in the covenants included in the credit agreement governing our Credit Facility or the indenture governing our 7.50% Senior Notes. A description of these covenants is included in Liquidity and Capital Resources in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. We believe that as of March 31, 2016, we were in compliance with the covenants contained in the credit agreement governing our Credit Facility (the "Credit Agreement") and the indenture governing our 7.50% Senior Notes. See Note 3 to the Condensed Consolidated Financial Statements for information about the financial ratio covenants in the Credit Agreement.

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we have any derivative arrangements other than the interest rate swap described in Note 4 to the Condensed Consolidated Financial Statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At March 31, 2016, we had outstanding letters of credit and similar obligations totaling $33.2 million.

Contractual Obligations

Other than the membership interest purchase agreement for the Fertitta Entertainment Acquisition and the related employment agreements with our executive officers, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Native American Development

We have development and management agreements with the North Fork Rancheria of Mono Indians, a federally recognized Native American tribe located near Fresno, California, pursuant to which we will assist the tribe in developing and operating a gaming and entertainment facility to be located on Highway 99 north of the city of Madera, California. See Note 2 to the Condensed Consolidated Financial Statements for information about this project.

Regulation and Taxes

We are subject to extensive regulation by Nevada gaming authorities as well as the National Indian Gaming Commission, the California Gambling Control Commission, the Federated Indians of Graton Rancheria Gaming Commission and the Gun Lake Tribal Gaming Commission. In addition, we will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future.

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The most recent regular legislative session ended on June 1, 2015. There were no specific proposals to increase taxes on gaming revenue during the most recent legislative session, but there are no assurances that an increase in taxes on gaming or other revenue will not be proposed and passed by the Nevada Legislature in the future.

Description of Certain Indebtedness

A description of our indebtedness is included in Note 10 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to the terms of our indebtedness during the three months ended March 31, 2016.

Derivative and Hedging Activities

A description of our derivative and hedging activities is included in Note 4 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2016.

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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. There have been no material changes in our market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.    Controls and Procedures

The Company's management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2016. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2016, the Company's disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.     Other Information
Item 1.       Legal Proceedings

The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of such matters, and litigation inherently involves significant costs.

Item 1A.    Risk Factors

There have been no material changes in the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 101—The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets at March 31, 2016 (unaudited) and December 31, 2015, (ii) the Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATION CASINOS LLC, Registrant

Date:	May 13, 2016	/s/ MARC J. FALCONE
Marc J. Falcone Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)