Form 10-Q
period 2016-06-30
Station Casinos LLC
filed 2016-08-15
CIK 1503579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
As of July 31, 2016, 100 shares of the registrant's voting units were outstanding and 100 shares of the registrant's non-voting units were outstanding.

STATION CASINOS LLC

Part I.    Financial Information
Item 1.    Financial Statements
STATION CASINOS LLC CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except units data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$245,772	$116,426
Receivables, net	33,439	35,505
Inventories	10,133	10,329
Prepaid gaming tax	22,590	19,504
Prepaid expenses and other current assets	11,108	8,865
Assets held for sale	21,020	21,020
Current assets of discontinued operations	—	197
Total current assets	344,062	211,846
Property and equipment, net of accumulated depreciation of $517,742 and $478,874 at June 30, 2016 and December 31, 2015, respectively	2,141,458	2,140,660
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $77,815 and $68,648 at June 30, 2016 and December 31, 2015, respectively	140,830	149,997
Land held for development	163,700	163,700
Investments in joint ventures	10,931	13,991
Native American development costs	12,974	11,908
Related party note receivable	—	17,568
Other assets, net	70,117	26,765
Total assets	$3,079,748	$2,932,111
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$23,127	$24,258
Accrued interest payable	17,176	13,413
Other accrued liabilities	136,844	132,199
Current portion of long-term debt	62,579	88,937
Current liabilities of discontinued operations	—	113
Total current liabilities	239,726	258,920
Long-term debt, less current portion	2,248,707	2,066,260
Deficit investment in joint venture	2,255	2,255
Interest rate swaps and other long-term liabilities	6,964	30,967
Total liabilities	2,497,652	2,358,402
Commitments and contingencies (Note 10)
Members' equity:
Voting units; 100 units authorized, issued and outstanding	—	—
Non-voting units; 100 units authorized, issued and outstanding	—	—
Members' equity	573,917	558,227
Accumulated other comprehensive loss	(10,788)	(5,303)
Total Station Casinos LLC members' equity	563,129	552,924
Noncontrolling interest	18,967	20,785
Total members' equity	582,096	573,709
Total liabilities and members' equity	$3,079,748	$2,932,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF INCOME (amounts in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues:
Casino	$233,796	$229,672	$473,567	$463,737
Food and beverage	66,408	62,860	133,028	128,086
Room	32,979	31,255	67,363	62,646
Other	17,705	18,642	34,887	35,822
Management fees	27,455	21,025	54,104	40,975
Gross revenues	378,343	363,454	762,949	731,266
Promotional allowances	(26,857)	(25,636)	(52,216)	(50,679)
Net revenues	351,486	337,818	710,733	680,587
Operating costs and expenses:
Casino	88,986	87,147	176,407	172,178
Food and beverage	44,501	40,374	87,025	81,754
Room	11,893	11,302	24,278	23,090
Other	6,305	6,906	12,027	13,038
Selling, general and administrative	78,814	90,269	153,904	168,618
Preopening	373	286	721	414
Depreciation and amortization	38,436	35,810	77,863	71,003
Asset impairment	—	2,001	—	2,001
Write-downs and other charges, net	10,966	(622)	13,334	2,393
	280,274	273,473	545,559	534,489
Operating income	71,212	64,345	165,174	146,098
Earnings from joint ventures	428	407	1,040	817
Operating income and earnings from joint ventures	71,640	64,752	166,214	146,915
Other (expense) income:
Interest expense, net	(34,078)	(36,515)	(69,146)	(72,977)
Loss on extinguishment and modification of debt	(7,084)	(90)	(7,084)	(90)
Change in fair value of derivative instruments	90	(1)	87	(4)
	(41,072)	(36,606)	(76,143)	(73,071)
Income from continuing operations	30,568	28,146	90,071	73,844
Discontinued operations	—	(33)	—	(165)
Net income	30,568	28,113	90,071	73,679
Less: net income attributable to noncontrolling interests	2,740	2,323	4,604	3,782
Net income attributable to Station Casinos LLC	$27,828	$25,790	$85,467	$69,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (amounts in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$30,568	$28,113	$90,071	$73,679
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swaps:
Unrealized loss arising during period	(5,612)	(1,042)	(7,127)	(4,788)
Reclassification of unrealized loss into income	335	3,068	1,601	6,165
Unrealized (loss) gain on interest rate swaps, net	(5,277)	2,026	(5,526)	1,377
Unrealized gain on available-for-sale securities:
Unrealized gain (loss) arising during period	22	(26)	41	(78)
Reclassification of other-than-temporary impairment of available-for-sale securities into operations	—	201	—	201
Unrealized gain on available-for-sale securities, net	22	175	41	123
Other comprehensive (loss) income	(5,255)	2,201	(5,485)	1,500
Comprehensive income	25,313	30,314	84,586	75,179
Less: comprehensive income attributable to noncontrolling interests	2,740	2,323	4,604	3,782
Comprehensive income attributable to Station Casinos LLC	$22,573	$27,991	$79,982	$71,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands, unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$90,071	$73,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,863	71,003
Change in fair value of derivative instruments	(87)	4
Reclassification of unrealized loss on derivative instruments into income	1,601	6,165
Write-downs and other charges, net	1,108	336
Asset impairment	—	2,001
Amortization of debt discount and debt issuance costs	9,115	9,357
Interest—paid in kind	2,130	2,101
Share-based compensation	4,222	12,858
Settlement of liability-classified equity awards	(18,739)	—
Earnings from joint ventures	(1,040)	(817)
Distributions from joint ventures	589	903
Loss on extinguishment and modification of debt	7,084	90
Changes in assets and liabilities:
Receivables, net	898	4,826
Interest on related party notes receivable	(247)	(383)
Inventories and prepaid expenses	(5,254)	(5,731)
Accounts payable	(680)	425
Accrued interest payable	4,338	(926)
Other accrued liabilities	(6,775)	1,780
Other, net	1,024	488
Net cash provided by operating activities	167,221	178,159
Cash flows from investing activities:
Capital expenditures, net of related payables	(87,633)	(51,168)
Proceeds from asset sales	8,318	8,209
Proceeds from repayment of related party notes receivable	18,330	—
Deposit for business acquisition	(20,002)	—
Distributions in excess of earnings from joint ventures	476	484
Native American development costs	(933)	(1,219)
Other, net	(1,312)	(1,969)
Net cash used in investing activities	(82,756)	(45,663)

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands, unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from financing activities:
Borrowings under credit agreement with original maturity dates greater than three months	1,717,500	3,000
(Payments) borrowings under credit agreements with original maturity dates of three months or less, net	(53,900)	22,000
Payments under credit agreements with original maturity dates greater than three months	(1,468,613)	(71,504)
Capital contribution	419,475	—
Distributions to members and noncontrolling interests	(107,413)	(82,314)
Deemed distributions	(389,054)	—
Payment of debt issuance costs	(36,778)	(446)
Payments on derivative instruments with other-than-insignificant financing elements	(10,831)	(5,040)
Payment of note payable	(6,000)	—
Payments on other debt	(21,216)	(1,707)
Other, net	1,514	(1,781)
Net cash provided by (used in) financing activities	44,684	(137,792)
Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
Increase (decrease) in cash and cash equivalents	129,149	(5,296)
Balance, beginning of period	116,623	123,316
Balance, end of period	$245,772	$118,020
Supplemental cash flow disclosures:
Cash paid for interest	$55,545	$61,480
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$27,855	$15,291
Proceeds from asset sales included in accounts receivable	$—	$12,482

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
Acquisition of Fertitta Entertainment
In May 2016, the Company acquired all of the outstanding membership interests of Fertitta Entertainment LLC ("Fertitta Entertainment" and such transaction, the "Fertitta Entertainment Acquisition") for $460.0 million, which included $51.0 million paid in satisfaction of Fertitta Entertainment’s term loan and revolving credit facility on the closing date, $18.7 million paid to settle Fertitta Entertainment's liability-classified equity awards, and assumed liabilities of $1.3 million. The Fertitta Entertainment Acquisition was funded with proceeds received by the Company in connection with the initial public offering ("IPO") of Red Rock Resorts, Inc. ("Red Rock Resorts") and borrowings under the Company's revolving credit facility. Red Rock Resorts is a newly formed entity that holds all of the Company's voting interests and indirectly holds approximately 36% of the Company's economic interests through its ownership interest in Station Holdco LLC ("Station Holdco"), the holder of 100% of the Company's economic interests. Red Rock Resorts is designated as the Company's sole managing member and controls and operates all of the business and affairs of the Company. Station Holdco issued new LLC units (the "Holdco Units") to Red Rock Resorts in exchange for $424.4 million in net proceeds from the IPO, and contributed $419.5 million of the proceeds to the Company, with the remaining $4.9 million used to reimburse the Company for deferred offering costs it had incurred in connection with the IPO. The IPO, the Fertitta Entertainment Acquisition, and the related reorganization transactions are referred to herein as the "IPO and Reorganization Transactions".
Prior to the Fertitta Entertainment Acquisition, Station had long-term management agreements with affiliates of Fertitta Entertainment to manage its properties. In connection with the Fertitta Entertainment Acquisition, the management agreements were terminated (other than with respect to the Wild Wild West property) and Station entered into new employment agreements with its executive officers and other individuals who were employed by Fertitta Entertainment prior to the completion of the Fertitta Entertainment Acquisition.
Prior to the Fertitta Entertainment Acquisition, Station Holdco, Station and Fertitta Entertainment were controlled by Frank J. Fertitta III, the Company’s Chairman and Chief Executive Officer, and Lorenzo J. Fertitta, a member of the Company’s board of directors, who collectively held a majority of the voting and economic interests in these entities. The Fertitta Entertainment Acquisition constituted an acquisition of an entity under common control and was accounted for at historical cost in a manner similar to a pooling of interests, which required the Company to recognize a deemed distribution of approximately $389.6 million to equity holders of Fertitta Entertainment. The accompanying condensed consolidated financial statements represent the effect of the retrospective combination of the financial statements of the Company and Fertitta Entertainment for all periods presented.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10–K for the year ended December 31, 2015. Certain amounts in the condensed consolidated financial statements for the prior year have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Principles of Consolidation
The amounts shown in the accompanying condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries, including Fertitta Entertainment, as more fully described above, and MPM Enterprises, LLC ("MPM"), which is a 50% owned, consolidated variable interest entity ("VIE") that manages Gun Lake Casino. The financial position and results of operations attributable to third party holdings of MPM are reported separately within noncontrolling interest in the condensed consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.
Investments in Joint Ventures and Variable Interest Entities
The Company consolidates MPM because it directs the activities of MPM that most significantly impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that are significant to MPM, and as such, is MPM's primary beneficiary. The assets of MPM reflected in the Company's Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015 included intangible assets of $16.6 million and $21.7 million, respectively, and receivables of $2.9 million and $3.4 million, respectively. MPM's assets may be used only to settle MPM's obligations, and MPM's beneficial interest holders have no recourse to the general credit of the Company.
The Company has various investments in 50% owned joint ventures which are accounted for using the equity method, including three 50% owned smaller casino properties. Equity method investments at June 30, 2016 and December 31, 2015 also included $2.9 million and $6.3 million, respectively, of investments in certain restaurants at the Company's properties which are considered to be VIEs, of which the Company is not the primary beneficiary. In January 2016, one of these restaurants closed and the joint venture ended. The Company’s equity method investments are not, in the aggregate, material in relation to its financial position or results of operations.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Significant estimates incorporated into the Company's condensed consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated cash flows and other factors used in assessing the recoverability of goodwill, intangible assets and other long-lived assets, the estimated fair values of certain assets related to write-downs and impairments, the estimated grant date fair value of share-based compensation, the estimated reserve for self-insured claims, the estimated costs associated with the Company's player rewards program and the estimated liabilities related to litigation, claims and assessments. Actual results could differ from those estimates.
Discontinued Operations
During the fourth quarter of 2014, the Company's majority-owned consolidated subsidiary, Fertitta Interactive LLC ("Fertitta Interactive"), ceased operations. Fertitta Interactive previously operated online gaming in New Jersey and online poker in Nevada under the Ultimate Gaming and Ultimate Poker brands, respectively. The results of operations of Fertitta Interactive were reported in discontinued operations in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015, and the assets and liabilities of Fertitta Interactive were reported separately in the Condensed Consolidated Balance Sheet as of December 31, 2015. The Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015 has not been adjusted for discontinued operations.
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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Recently Issued and Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance that simplifies certain aspects of the accounting for share-based payments, including income taxes, classification of awards as either equity or liabilities and classification within the statement of cash flows. The Company adopted this guidance during the second quarter of 2016 and the adoption had no impact on its financial position or results of operations.
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
Under the Development Agreement, the Company will receive a development fee of 4% of the costs of construction and the costs of development of the North Fork Project (both as defined in the Development Agreement). Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. The Company will contribute significant financial support to the North Fork Project. Through June 30, 2016, the Company has paid approximately $28.1 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, secure the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of third-party financing or from the Mono's gaming revenues; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company's adoption of fresh-start reporting in 2011. At June 30, 2016, the carrying amount of the advances was $13.0 million.

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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at June 30, 2016. The Company's evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company's estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table outlines the Company's evaluation at June 30, 2016 of each of the critical milestones necessary to complete the North Fork Project.

As of June 30, 2016
Federally recognized as an Indian tribe by the Bureau of Indian Affairs ("BIA")	Yes
Date of recognition	Federal recognition was terminated in 1961 and restored in 1983.
Tribe has possession of or access to usable land upon which the project is to be built	The DOI accepted approximately 305 acres of land for the project into trust for the benefit of the Mono in February 2013.
Status of obtaining regulatory and governmental approvals:
Tribal–state compact
A compact was negotiated and signed by the Governor of California and the Mono in August 2012. The Compact was ratified by the California State Assembly and Senate in May 2013 and June 2013, respectively. Opponents of the North Fork Project qualified a referendum, “Proposition 48,” for a state-wide ballot challenging the legislature’s ratification of the Compact. In November 2014, Proposition 48 failed. The State took the position that the failure of Proposition 48 nullified the ratification of the Compact and, therefore, the Compact did not take effect under California law. In March 2015, the Mono filed suit against the State (see North Fork Rancheria of Mono Indians v. State of California) to obtain a compact with the State or procedures from the Assistant Secretary of the Interior for Indian Affairs under which Class III gaming may be conducted on the North Fork Site. In November 2015, the district court issued its order granting judgment in favor of the Mono and ordering the parties to conclude a compact within 60 days. The parties were unable to conclude a compact and the court ordered mediation. In February 2016, the mediation was conducted and the mediator issued her decision selecting the Mono’s compact as the compact that best comports with the law and the orders from the district court. The State had 60 days in which to consent to the selected compact. The State failed to consent to the selected compact and in April 2016, it was submitted to the Secretary of the Interior for the adoption of procedures consistent with the selected compact to allow the Mono to conduct Class III gaming at the North Fork Site. On July 29, 2016, the DOI issued Secretarial procedures (the “Secretarial Procedures”) pursuant to which the Mono may conduct Class III gaming on the North Fork Site.

Approval of gaming compact by DOI
The Compact was submitted to the DOI in July 2013. In October 2013, notice of the Compact taking effect was published in the Federal Register. The Secretarial Procedures supersede and replace the Compact.

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
Approval of management agreement by NIGC
In December 2015, the Mono submitted the Management Agreement, and certain related documents, to the NICG. On July 25, 2016, the Mono received a deficiency letter from the NIGC seeking additional information concerning the Management Agreement.
 Approval of the Management Agreement by the NIGC is expected to occur following the Mono’s response to the deficiency letter. The Company believes the Management Agreement will be approved because the terms and conditions thereof are consistent with the provisions of the Indian Gaming Regulatory Act.

Gaming licenses:
Type
Current plans for the North Fork Project include the operation of Class II and Class III gaming, which are allowed pursuant to the terms of the Secretarial Procedures and IGRA, following approval of the Management Agreement by the NIGC.

Number of gaming devices allowed
The Secretarial Procedures allow for the operation of a maximum of 2,000 Class III slot machines at the facility during the first two years of operation and thereafter up to 2,500 Class III slot machines. There is no limit on the number of Class II gaming devices that the Mono can offer.

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
Stand Up For California! v. Dept. of the Interior. In December 2012, Stand Up for California!, several individuals and the Ministerial Association of Madera (collectively, the “Stand Up” plaintiffs) filed a complaint against the DOI, the BIA and the Secretary of Interior and Assistant Secretary of the Interior, in their official capacities, seeking to overturn the Secretary’s determination to take the North Fork Site into trust for the purposes of gaming (the “North Fork Determination”) and seeking declaratory and injunctive relief to prevent the United States from taking the North Fork Site into trust. The Mono filed a motion to intervene as a party to the lawsuit, which was granted. In January 2013, the Court denied the Stand Up plaintiffs’ Motion for Preliminary Injunction and the United States accepted the North Fork Site into trust for the benefit of the Mono in February 2013. In June 2013, the court granted the Stand Up plaintiffs leave to amend their complaint to add a claim alleging that the federal defendants failed to comply with the requirements of the Clean Air Act, and the Stand Up plaintiffs subsequently filed an amended Complaint for Declaratory and Injunctive Relief challenging the validity of the Compact and alleging that the North Fork Site should be taken out of trust because the purposes for which it was taken into trust are no longer valid. The parties’ motions for summary judgment, oppositions to motions for summary judgment and responses were all filed by April 2015. The parties are currently awaiting a hearing date for oral argument or a decision on the pleadings. In June 2016, the Picayune Rancheria of Chukchansi Indians (“Picayune”) filed a motion for supplemental briefing on the issue of the impact of the potential issuance of secretarial procedures. The DOI and the Mono filed responsive briefs indicating that such briefing was premature. The court has not ruled on Picayune’s motion.
Stand Up For California! v. Brown. In March 2013, Stand Up for California! and Barbara Leach, a local resident, filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against California Governor Edmund G. Brown, Jr., alleging that Governor Brown violated the California constitutional separation-of-powers doctrine when he concurred in the North Fork Determination. The complaint sought to vacate and set aside the Governor’s concurrence. Plaintiffs’ complaint was subsequently amended to include a challenge to the constitutionality of AB 277. The Mono intervened as a defendant in the lawsuit and both the State and the Mono filed demurrers to plaintiffs’ complaint. In March 2014, the court issued its Judgment of Dismissal dismissing plaintiffs’ amended complaint. In September 2014, plaintiffs filed their opening appellate brief appealing the Judgment of Dismissal. The State and the Mono subsequently filed their responsive briefs and the plaintiffs filed their reply brief in January 2015. Oral arguments were heard on July 26, 2016. Prior to the court’s issuing its Judgment of Dismissal, the Mono filed a Cross-Complaint against the State alleging that Proposition 48 was invalid and unenforceable to the extent that it purports to invalidate the legislative ratification of the Compact. The State and the plaintiffs filed demurrers seeking to dismiss the Cross-Complaint. In June 2014, the court sustained the plaintiffs’ and the State’s demurrers and dismissed the Mono’s Cross-Complaint. The Mono timely filed their notice of appeal for dismissal of the Cross-Complaint and in June 2015, filed their opening appellate brief. In September 2015, plaintiffs and the State filed their responsive briefs and in November 2015 the Mono filed its reply brief. In May 2016, the parties stipulated to the dismissal of the Mono’s appeal.
North Fork Rancheria of Mono Indians v. State of California. In March 2015, the Mono filed a complaint against the State alleging that the State violated 25 U.S.C. Section 2710(d)(7) et. seq. by failing to negotiate with the Mono in good faith to enter into a tribal-state compact governing Class III gaming on the Mono’s Indian lands. The compliant sought a declaration that the State failed to negotiate in good faith to enter into an enforceable tribal-state compact and an order directing the State to conclude an enforceable tribal-state compact within 60 days or submit to mediation. The State filed its answer to the Mono’s complaint in May 2015. The Mono’s motion for judgment on the pleadings was filed in August 2015 and the State’s opposition and cross motion for judgment on the pleadings was filed in September 2015. The Mono’s reply and the State’s reply brief were filed in October 2015. In November 2015, the district court issued its order granting judgment in favor of the Mono and ordering the parties to conclude a compact within 60 days. The parties were unable to conclude a compact within such period and on January 13, 2016 the district court filed its Order to Show Cause as to why the court should not order the parties to submit to mediation. On January 26, 2016, the court filed its order confirming the selection of a mediator and requiring the parties to submit their last, best offers for a compact to the mediator within ten days. In February 2016, the mediation was conducted and the mediator issued her decision selecting the Mono’s compact as the compact that best comports with the law and the orders from the district court. The State had 60 days in which to consent to the selected compact. The State failed to consent to the selected compact and in April 2016, the selected compact was submitted to the Secretary of the Interior for the adoption of procedures consistent with the terms of the selected compact to allow the Mono to conduct Class III gaming at the North Fork Site. In March 2016, Picayune filed a motion to intervene in the lawsuit. In April 2016, the Mono and the State filed briefs opposing the intervention. In June 2016, the court denied Picayune’s motion to intervene, but requested briefing on issues raised by Picayune and allowed Picayune to file a brief as an amicus curiae. The Mono, State and Picayune filed briefs and reply briefs on July 15 and 22, respectively. On July 29, 2016, the DOI issued the Secretarial Procedures.
Picayune Rancheria of Chukchansi Indians v. Brown. In March 2016, the Picayune Rancheria filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against California

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Governor Edmund G. Brown, Jr., alleging that Governor Brown violated the California constitutional separation-of-powers doctrine when he concurred in the North Fork Determination. The complaint seeks to vacate and set aside the Governor’s concurrence. In May, the Mono filed an ex-parte application to intervene in this case. On July 8, 2016, the court granted the Mono’s application to intervene and the Mono filed a demurrer seeking to dismiss the case. Picayune’s brief opposing the demurrer is scheduled to be filed on September 5, 2016, the Mono’s reply brief is scheduled to be filed on October 3, 2016, and a hearing has been scheduled for October 27, 2016.
Picayune Rancheria of Chukchansi Indians v. United States Department of Interior. On July 1, 2016, Picayune filed a complaint in the United States District Court for the Eastern District of California for declaratory and injunctive relief against the DOI.  The complaint seeks a declaration that the North Fork Site does not come under one of the exceptions to the general prohibition against gaming on lands taken into trust after October 1988 set forth in IGRA and therefore is not eligible for gaming.  It also seeks a declaration that the North Fork Determination has expired because the legislature never ratified Governor Brown’s concurrence, and seeks injunctive relief prohibiting the DOI from taking any action under IGRA concerning the North Fork Site.  The Mono intends to file a petition to intervene in this case.
3.    Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	June 30, 2016	December 31, 2015
$1.5 billion Term Loan B Facility, due June 8, 2023, interest at a margin above LIBOR or base rate (3.75% at June 30, 2016), net of unamortized discount and deferred issuance costs of $46.0 million at June 30, 2016	$1,453,992	$—
$225 million Term Loan A Facility, due June 8, 2021, interest at a margin above LIBOR or base rate (2.95% at June 30, 2016), net of unamortized discount and deferred issuance costs of $8.3 million at June 30, 2016	216,681	—
$685 million Revolving Credit Facility, due June 8, 2021, interest at a margin above LIBOR or base rate (2.95% at June 30, 2016)	—	—
$1.625 billion Term Loan B Facility, due March 1, 2020, interest at a margin above LIBOR or base rate (4.25% at December 31, 2015), net of unamortized discount and deferred issuance costs of $45.6 million at December 31, 2015	—	1,423,026
$350 million Revolving Credit Facility, due March 1, 2018, interest at a margin above LIBOR or base rate (6.00% at December 31, 2015)	—	20,000
$500 million 7.50% Senior Notes, due March 1, 2021, net of unamortized discount and deferred issuance costs of $10.4 million and $11.3 million at June 30, 2016 and December 31, 2015, respectively	489,633	488,735
Restructured Land Loan, due June 17, 2017, interest at a margin above LIBOR or base rate (4.96% and 3.92% at June 30, 2016 and December 31, 2015, respectively), net of unamortized discount of $1.1 million and $2.1 million, respectively	114,800	112,517
Other long-term debt, weighted-average interest of 3.86% and 4.46% at June 30, 2016 and December 31, 2015, respectively, net of unamortized deferred issuance costs of $0.4 million at December 31, 2015, maturity dates ranging from 2017 to 2027	36,180	110,919
Total long-term debt	2,311,286	2,155,197
Current portion of long-term debt	(62,579)	(88,937)
Total long-term debt, net	$2,248,707	$2,066,260
New Credit Facility
In June 2016, the Company entered into a new credit agreement (the “New Credit Facility”) consisting of a $225 million term loan A facility (the “Term A Facility”), a $1.5 billion term loan B facility (the “Term B Facility”) and a revolving credit facility with $685 million of borrowing availability (the "Revolver").
At June 30, 2016, the Company's borrowing availability under the Revolver, subject to continued compliance with the terms of the New Credit Facility, was $651.8 million, which is net of $33.2 million in outstanding letters of credit and similar obligations.
The Term A Facility and the Revolver will mature in June 2021. The Term B Facility will mature in June 2023. The Company must pay a 1.00% premium if it prepays the Term B Facility prior to June 8, 2017. The Company is required to make quarterly principal payments in an amount equal to $2.8 million on the Term A Facility and $3.8 million on the Term B Facility, in each case on the last day of each quarter beginning on September 30, 2016. In addition, the Company is required to make

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

mandatory payments of amounts outstanding under the New Credit Facility with the proceeds of certain casualty events, debt issuances, asset sales and equity issuances and, depending on its consolidated total leverage ratio, the Company may be required to apply a portion of its excess cash flow to repay amounts outstanding under the New Credit Facility, which would reduce future quarterly principal payments.
The Term A Facility and debt incurred under the Revolver will bear interest at a rate per annum, at the Company’s option, equal to either (i) LIBOR plus an amount ranging from 1.75% to 2.75% or (ii) an alternate base rate plus an amount ranging from 0.75% up to 1.75%, depending on the Company’s consolidated total leverage ratio. The Term B Facility will bear interest at a rate per annum, at the Company’s option, equal to either (i) LIBOR plus 3.00%, or (ii) an alternate base rate plus 2.00%, subject to a minimum LIBOR rate of 0.75%. The initial margin applicable to the Term A Facility and Revolver for LIBOR loans and alternate base rate loans was 2.50% and 1.50%, respectively.
     Borrowings under the New Credit Facility are guaranteed by all of the Company’s existing and future material restricted subsidiaries and are secured by pledges of all of the equity interests in the Company and its material restricted subsidiaries, a security interest in substantially all of the personal property of the Company and the subsidiary guarantors, and mortgages on the real property and improvements owned or leased by certain of the Company’s subsidiaries.
The New Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and the subsidiary guarantors to incur debt; create a lien on collateral; engage in mergers, consolidations or asset dispositions; pay dividends or make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; or modify their lines of business.
The New Credit Facility also includes certain financial covenants, including the requirements that the Company maintain throughout the term of the New Credit Facility and measured as of the end of each quarter, a maximum consolidated total leverage ratio of not more than 6.50 to 1.00 for the quarters ending September 30, 2016 through June 30, 2017, 6.25 to 1.00 for the quarters ending September 30, 2017 through September 30, 2018, 5.75 to 1.00 for the quarters ending December 31, 2018 through March 31, 2019, 5.50 to 1.00 for the quarters ending June 30, 2019 through December 31, 2019 and 5.25 to 1.00 thereafter. The Company will also be required to maintain an interest coverage ratio of not less than 2.50 to 1.00 measured on the last day of each quarter beginning with the quarter ending September 30, 2016. A breach of the financial ratio covenants shall only become an event of default under the Term B Facility if the lenders providing the Term A Facility and the Revolver take certain affirmative actions after the occurrence of a default of such financial ratio covenants.
The proceeds from the New Credit Facility were used to repay all amounts outstanding under the Company's $1.625 billion term loan facility and $350 million revolving credit facility (together, the "Prior Credit Facility"), which was terminated. Such transactions are referred to herein as the “Refinancing Transaction.” The Company evaluated the Refinancing Transaction on a lender by lender basis and accounted for the portion of the transaction that did not meet the criteria for debt extinguishment as a debt modification. As a result of the Refinancing Transaction, the Company recognized a $6.6 million loss on debt extinguishment and modification, which included $2.9 million in third-party fees and the write-off of $3.7 million in unamortized debt discount and debt issuance costs related to the extinguished principal amount under the Prior Credit Facility.
Restructured Land Loan
The current portion of long-term debt at June 30, 2016 and December 31, 2015 excluded amounts outstanding under the $105 million restructured land loan due June 2017 (the "Restructured Land Loan"). In July 2016, CV Propco LLC (“CV Propco”), a wholly owned subsidiary of the Company, entered into the First Loan Modification Agreement and Omnibus Amendment (the "Land Loan Amendment") with respect to the amended and restated credit agreement governing the Restructured Land Loan, by and among CV Propco, NP Tropicana LLC, NP Landco Holdco LLC, Station LLC, as guarantor, and the lenders party thereto (the "Land Loan Lenders"). Pursuant to the Land Loan Amendment, CV Propco has three one-year extension options. CV Propco exercised its first one-year option to extend the maturity date of the Restructured Land Loan from June 2016 to June 2017 and paid an extension fee of $1.2 million. During the first extension period, the Restructured Land Loan bears interest at rate per annum, at CV Propco's option, equal to either LIBOR plus 4.50% or an alternate base rate plus 3.50%. CV Propco anticipates entering into an interest rate cap agreement in August 2016 that caps LIBOR at 1.50%.
Pursuant to the Land Loan Amendment, the Land Loan Lenders agreed to release their lien on a parcel of land located on the northeast corner of Interstate 15 and Cactus Avenue in Las Vegas, Nevada (the "Cactus Assemblage") upon a sale of the Cactus Assemblage that satisfies specified conditions. One of the conditions to the release of the Cactus Assemblage is a maximum loan to value ratio of 50% following such release, which the Company may satisfy by delivering a guaranty in an amount up to $40 million. In addition, if the Cactus Assemblage is sold on or before June 16, 2017: (i) beginning on June 17, 2017, and through all extension periods, interest will accrue at a rate equal to LIBOR plus 4.50% (as opposed to 5.50%) (ii) immediately upon closing of the sale, CV Propco will have the option of paying cash interest at a rate per annum of 3.00% with the remaining interest to be paid in kind, and (iii) CV Propco and NP Tropicana LLC will have the option, exercisable on or

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

before June 17, 2017, to repurchase the outstanding warrants to purchase 60% of the interests of CV Propco and NP Tropicana LLC that are currently held by the Land Loan Lenders for $4 million or to cancel such warrants for no consideration if the Restructured Land Loan is paid in full on or before June 17, 2017.
Pursuant to the Land Loan Amendment, in order for CV Propco to execute the second and third one-year extension options, CV Propco is required to enter into an interest rate cap agreement that fixes or caps LIBOR at 2.00% and 2.50%, respectively, and pay an extension fee for each extension option equal to 1.00% of the Restructured Land Loan's then outstanding principal balance. CV Propco has the intent and ability to execute the second one-year extension option to extend the Restructured Land Loan's maturity date to June 17, 2018. Accordingly, the amounts outstanding under the Restructured Land Loan were excluded from the current portion of long-term debt at June 30, 2016.
Other Debt
Included in Other long-term debt at December 31, 2015, was $51.5 million of debt associated with Fertitta Entertainment's credit facility, which was fully repaid as part of the Fertitta Entertainment Acquisition. Fertitta Entertainment recognized a loss on debt extinguishment of $0.5 million in connection with the repayment. Also included in Other long-term debt at December 31, 2015 was $21.3 million in debt related to an aircraft owned by a consolidated subsidiary of Fertitta Entertainment. Fertitta Entertainment sold this subsidiary to a related party in April 2016. Accordingly, the Company did not assume the debt related to the aircraft. See Note 9.
4.    Derivative Instruments
The Company’s objective in using derivative instruments is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps, including forward-starting swaps, as a primary part of its cash flow hedging strategy, which involves the receipt of variable interest–rate payments in exchange for fixed–rate payments without exchange of the underlying notional amount. The Company does not use derivative financial instruments for trading or speculative purposes.
In June 2016, in connection with the Refinancing Transaction, the Company terminated the cash flow hedging relationship of its interest rate swap that existed at that time and paid $7.3 million to the counterparty. As a result of the termination of the hedging relationship, cumulative net losses of $6.1 million that had been deferred in accumulated other comprehensive loss will be amortized over the remaining life of the original swap as an increase to interest expense through July 2017 as the hedged interest payments continue to occur.
Also in June 2016, the Company entered into 16 interest rate swaps with four different counterparties with maturity dates that run concurrently. The interest rate swaps each have one-year terms that run consecutively beginning July 2016 and ending July 2020 with predetermined fixed pay rates that increase with each new term to more closely align with the one–month LIBOR forward curve as of the trade date of the swaps. Beginning in July 2016, the Company will pay a weighted–average fixed rate of 0.85% through July 2017, which will increase to a weighted–average rate of approximately 1.11%, 1.39%, and 1.69% in the second, third and fourth one-year terms, respectively. The interest rate swaps will effectively convert $1.1 billion of the Company's variable interest rate debt (based on one-month LIBOR that is subject to a minimum of 0.75%) to a fixed rate of 3.85% for the next twelve months.
The Company's interest rate swaps are presented on the Condensed Consolidated Balance Sheets at fair value. The fair value of the Company's derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets is presented below (amounts in thousands):

	Balance Sheet Classification	Fair Value
		June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate swaps	Interest rate swaps and other long–term liabilities	$5,033	$8,334
The Company defers the gain or loss on the effective portion of the change in fair value of its interest rate swaps as a component of other comprehensive income (loss) until the interest payments being hedged are recorded as interest expense, at which time the amounts in accumulated other comprehensive loss are reclassified as an adjustment to interest expense. At June 30, 2016, approximately $6.8 million of deferred losses from the Company's interest rate swaps is expected to be reclassified from accumulated other comprehensive loss into earnings during the next twelve months, which includes the amortization of deferred losses from the Company's discontinued interest rate swap. The Company recognizes the gain or loss on any ineffective portion of the change in fair value of its interest rate swaps in the period in which the change occurs as a component of change in fair value of derivative instruments in the Condensed Consolidated Statements of Income.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Information about gains and losses on derivative financial instruments held by the Company and their location within the condensed consolidated financial statements is presented below (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive Loss (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2016	2015		2016	2015		2016	2015
Interest rate swaps	$(5,612)	$(1,042)	Interest expense, net	$(335)	$(3,068)	Change in fair value of derivative instruments	$90	$(1)

Derivatives in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive Loss (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015		2016	2015
Interest rate swaps	$(7,127)	$(4,788)	Interest expense, net	$(1,601)	$(6,165)	Change in fair value of derivative instruments	$87	$(4)
At June 30, 2016, the Company had not posted any collateral related to its interest rate swap agreements; however, the Company's obligations under the interest rate swap agreements are subject to the security and guarantee arrangements applicable to the credit agreement governing the New Credit Facility. The interest rate swap agreements contain a cross–default provision under which the Company could be declared in default on its obligation under such agreement if certain conditions of default exist on the New Credit Facility. At June 30, 2016, the termination value of the Company's interest rate swaps, including accrued interest, was a net liability of $5.6 million. Had the Company been in breach of the provisions of the interest rate swap agreements, it could have been required to pay the termination value to settle the obligations.
5.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
Information about the Company's financial assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$126	$126	$—	$—
Liabilities
Interest rate swaps	$5,033	$—	$5,033	$—

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$85	$85	$—	$—
Liabilities
Interest rate swaps	$8,334	$—	$8,334	$—
____________________________________
(a) Available-for-sale securities are included in Other assets, net in the accompanying Condensed Consolidated Balance Sheets.
The fair value of the Company's interest rate swaps were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty's nonperformance risk in the fair value measurement.
Assets Measured at Fair Value on a Nonrecurring Basis
During the three months ended June 30, 2015, the Company recognized an impairment charge of $1.8 million to write down the carrying amount of a parcel of land in Las Vegas to its estimated fair value of $2.1 million.
Fair Value of Long-term Debt
The estimated fair value of the Company's long-term debt compared with its carrying amount is presented below (amounts in millions):

	June 30, 2016	December 31, 2015
Aggregate fair value	$2,386	$2,177
Aggregate carrying amount	2,311	2,155
The estimated fair value of the Company's long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.
6.    Members' Equity
Changes in Members' Equity and Noncontrolling Interest
The changes in members' equity and noncontrolling interest for the six months ended June 30, 2016 were as follows (amounts in thousands):

	Voting Units	Non-voting Units	Members' Equity	Accumulated Other Comprehensive Loss	Total Station Casinos LLC Members' Equity	Noncontrolling Interest	Total Members' Equity
Balances, December 31, 2015	$—	$—	$558,227	$(5,303)	$552,924	$20,785	$573,709
Capital contributions	—	—	419,475	—	419,475	—	419,475
Deemed distributions	—	—	(389,555)	—	(389,555)	—	(389,555)
Unrealized loss on interest rate swap, net	—	—	—	(5,526)	(5,526)	—	(5,526)
Unrealized gain on available-for-sale securities	—	—	—	41	41	—	41
Share-based compensation	—	—	1,294	—	1,294	—	1,294
Net income	—	—	85,467	—	85,467	4,604	90,071
Distributions	—	—	(100,991)	—	(100,991)	(6,422)	(107,413)
Balances, June 30, 2016	$—	$—	$573,917	$(10,788)	$563,129	$18,967	$582,096

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In May 2016, the Company received a capital contribution of $419.5 million from Station Holdco representing the net proceeds from Red Rock Resorts' IPO, which was used to pay the majority of the $460.0 million purchase price for the Fertitta Entertainment Acquisition. Deemed distributions represent the portion of the purchase price that was paid to the Fertitta Entertainment equity holders in connection with the Fertitta Entertainment Acquisition. See Note 1 for additional information.
At June 30, 2016, noncontrolling interest represented a 50% ownership interest in MPM and ownership interests of the former mezzanine lenders and former unsecured creditors of Station Casinos, Inc. who hold warrants to purchase membership interests in CV Propco and NP Tropicana LLC.
In July 2016, the Company announced that it would pay a cash distribution of $11.6 million to Station Holdco on August 30, 2016.
Changes in Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) balances by component of other comprehensive income (loss) for the six months ended June 30, 2016 (amounts in thousands):

	Unrealized Loss on Interest Rate Swaps	Unrealized (Loss) Gain on Available-for-sale Securities	Total
Balances, December 31, 2015	$(5,279)	$(24)	$(5,303)
Other comprehensive (loss) income before reclassifications	(7,127)	41	(7,086)
Amounts reclassified from accumulated other comprehensive loss into income	1,601	—	1,601
Net current-period other comprehensive (loss) income	(5,526)	41	(5,485)
Balances, June 30, 2016	$(10,805)	$17	$(10,788)

7.    Share-Based Compensation
In connection with the IPO and Reorganization Transactions, Red Rock Resorts granted equity incentive awards to the Company's executive officers (other than the Company’s Chairman and Chief Executive Officer) and certain other employees pursuant to the Red Rock Resorts Inc. 2016 Equity Incentive Plan (the "Equity Incentive Plan"), which is designed to attract, retain and motivate employees and to align the interests of those individuals with the interests of the Company. The awards consisted of (i) options to acquire 1,687,205 shares of Red Rock Resorts' Class A common stock (the "Class A common stock") and 166,492 restricted shares of Class A common stock. The options will vest in four annual installments of 25%, and the exercise price of the options is equal to the fair market value of the Class A common stock on the date of grant. The restricted shares generally will vest in installments of 50% in each of the third and fourth years following the grant date. In addition, concurrently with the IPO, Red Rock Resorts issued 1,832,884 restricted shares of Class A common stock in substitution for Station Holdco profit units held by certain employees of the Company, of which 180,632 shares were unvested at the date of substitution. A total of 11,585,479 shares of Class A common stock are reserved for issuance under the Equity Incentive Plan.
    The following table presents information about share-based compensation awards under the Equity Incentive Plan:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value	Weighted-average exercise price
Issued in substitution for unvested Station Holdco profit units	180,632	$6.82	—	$—	$—
New awards	166,492	19.50	1,687,205	5.99	19.50
Vested during the period	(32,340)	6.89	—	—	—
Outstanding at June 30, 2016	314,784	$13.52	1,687,205	$5.99	$19.50

The Company recognized share-based compensation expense of $3.6 million and $4.2 million, respectively, for the three and six months ended June 30, 2016. For the post-IPO period from May 2, 2016 through June 30, 2016, the Company recognized $0.8 million of share-based compensation expense for awards issued under the Equity Incentive Plan. For the pre-

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

IPO period from January 1, 2016 through May 1, 2016, the Company recognized share-based compensation expense of $3.4 million for awards issued under the three terminated plans described below. Share-based compensation expense was $9.9 million and $12.9 million, respectively, for the three and six months ended June 30, 2015. At June 30, 2016, unrecognized share-based compensation cost was $13.2 million which is expected to be recognized over a weighted-average period of 3.6 years.
Prior to the IPO, the Company had three share-based compensation plans, which are described below. These plans were terminated in connection with the IPO and Reorganization Transactions.
Station Holdco Profit Units Plan
Under the Station Holdco Amended and Restated Profit Units Plan, profit units in Station Holdco were awarded to certain of the Company's employees, which were subject to service-based vesting. Holders of vested profit units were entitled to participate in Station Holdco's distributions, subject to certain preferred distribution rights of Holdco Unit holders. Restricted shares of Class A common stock were issued to current and former employees of the Company in substitution for all outstanding vested and unvested profit units on a value-for-value basis. Unvested restricted shares awarded in substitution for unvested Station Holdco profit units shall continue to vest under the same terms as the related profit unit awards.
Fertitta Entertainment Profit Units Plan
The Fertitta Entertainment Profit Units Plan provided for the issuance of Fertitta Entertainment profit interests ("FE Profit Interests") to certain key executives of Fertitta Entertainment. The FE Profit Interests vested over requisite service periods of four to five years. Holders of FE Profit Interests were entitled to participate in Fertitta Entertainment's distributions, subject to the return of capital contributions made by the common unit holders and certain other preferred distribution rights.     The Company applied liability accounting for certain awards of FE Profit Interests that were subject to cash settlement and remeasured the liability awards at fair value each reporting period. A liability of $15.8 million related to these awards was included in interest rate swaps and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet at December 31, 2015. Upon completion of the Fertitta Entertainment Acquisition, all outstanding FE Profit Interests were settled, including the liability awards which were settled for $18.7 million.
FI Station Investor Profit Units Plan
Certain key executives of Fertitta Entertainment were issued profit interest awards by FI Station Investor LLC ("FI Station Investor") pursuant to the FI Station Investor Profit Units Plan (the "FI Profit Interests"). FI Station Investor is an affiliate of brothers Frank J. Fertitta III and Lorenzo J. Fertitta. Holders of FI Profit Interests were entitled to participate in FI Station Investor's distributions, subject to the return of capital contributions made by the common unit holders and certain other preferred distribution rights. Immediately prior to the completion of the IPO, FI Station Investor distributed a portion of its Holdco Units to holders of FI Profit Interests in settlement of such profit interests.
8.    Write-downs and Other Charges, Net

Write-downs and other charges, net include various charges to record net losses on asset disposals and non-routine transactions. Write-downs and other charges, net consisted of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Transaction-related costs	$7,770	$647	$9,038	$647
Loss (gain) on disposal of assets, net	1,484	(1,607)	2,202	431
Severance expense	294	261	624	530
Other, net	1,418	77	1,470	785
	$10,966	$(622)	$13,334	$2,393

Transaction-related costs include costs related to IPO-related advisory, legal and other costs that were not deferred as direct and incremental costs of the IPO, as well as costs related the Fertitta Entertainment Acquisition. Other, net includes costs associated with various development and acquisition activities, including the pending acquisition of Palms Casino Resort. See Note 12.

Loss (gain) on disposal of assets, net for the three months ended June 30, 2015, included $5.6 million of gains on the sale of certain parcels of land that were previously held for development.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Related Party Transactions
The Company has entered into various transactions with related parties, including credit agreements with certain lenders including Deutsche Bank AG Cayman Islands Branch (“Deutsche Bank”), which owns approximately 17% of the units of Station Holdco, ground leases and other transactions, which are described in the Company's Annual Report on Form 10–K for the year ended December 31, 2015. During the six months ended June 30, 2016, the Company entered into additional related party transactions including the Fertitta Entertainment Acquisition and the Refinancing Transaction, which are described in Notes 1 and 3, respectively. Other related party transactions are described below.
In April 2012, Fertitta Entertainment entered into a non-recourse secured note receivable due April 30, 2019 from Fertitta Investment LLC (“FI”), the parent of FI Station Investor LLC, an entity controlled by brothers Frank J. Fertitta III and Lorenzo J. Fertitta, under which Fertitta Entertainment could lend or advance up to a maximum of $15.0 million. The principal balance accrued interest at an annual rate of 4.99%. The carrying amount of the note receivable was $17.6 million at December 31, 2015, which included unpaid interest of $2.7 million. The note receivable was paid in full in April 2016.
The Company reimbursed Deutsche Bank for $4.0 million in costs and expenses it incurred related to the Fertitta Entertainment Acquisition.
Fertitta Entertainment entered into various agreements for partial use of and to share in the cost of aircraft with Fertitta Enterprises, Inc., a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust. Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of brothers Frank J. Fertitta III and Lorenzo J. Fertitta. The agreements were terminated in April 2016. Selling, general and administrative expenses related to these agreements were $0.7 million and $1.1 million for the three and six months ended June 30, 2016, and $0.6 million and $1.2 million for the three and six months ended June 30, 2015.
In April 2016, Fertitta Entertainment sold all of the outstanding membership interests in FE Aviation II LLC ("FE Aviation") to Fertitta Business Management LLC, an entity controlled by brothers Frank J. Fertitta III and Lorenzo J. Fertitta for $8.0 million. The carrying amount of FE Aviation exceeded the sales price by approximately $0.5 million, which was recognized as a deemed distribution.
10.    Commitments and Contingencies
The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of any legal matters and litigation inherently involves significant costs.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Segments
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
The Company utilizes Adjusted EBITDA as the primary measure of each of its properties’ performance. The Company’s segment information and a reconciliation of Adjusted EBITDA to income from continuing operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues
Las Vegas operations	$322,876	$315,547	$654,334	$637,046
Native American management	27,320	20,883	53,807	40,669
Reportable segment net revenues	350,196	336,430	708,141	677,715
Corporate and other	1,290	1,388	2,592	2,872
Net revenues	$351,486	$337,818	$710,733	$680,587

Adjusted EBITDA (a)
Las Vegas operations	$104,627	$101,833	$223,637	$213,082
Native American management	20,096	14,353	40,528	28,756
Reportable segment Adjusted EBITDA	124,723	116,186	264,165	241,838
Corporate and other	(6,050)	(6,296)	(12,276)	(12,106)
Adjusted EBITDA	118,673	109,890	251,889	229,732

Other operating (expense) income
Preopening	(373)	(286)	(721)	(414)
Depreciation and amortization	(38,436)	(35,810)	(77,863)	(71,003)
Share-based compensation	(3,602)	(9,851)	(4,222)	(12,858)
Donation to UNLV	—	(2,500)	—	(2,500)
Asset impairment	—	(2,001)	—	(2,001)
Write-downs and other charges, net	(10,966)	622	(13,334)	(2,393)
Settlement agreement	1,133	—	1,133	—
Adjusted EBITDA attributable to MPM noncontrolling interest	5,211	4,688	9,332	8,352
Operating income and earnings from joint ventures	71,640	64,752	166,214	146,915
Other (expense) income
Interest expense, net	(34,078)	(36,515)	(69,146)	(72,977)
Loss on extinguishment and modification of debt	(7,084)	(90)	(7,084)	(90)
Change in fair value of derivative instruments	90	(1)	87	(4)
Income from continuing operations	$30,568	$28,146	$90,071	$73,844

____________________________________

(a)
Adjusted EBITDA includes income from continuing operations plus preopening, depreciation and amortization, share-based compensation, a donation to UNLV, asset impairment, write-downs and other charges, net, interest expense, net, loss on extinguishment and modification of debt, and change in fair value of derivative instruments, and excludes the impact of a settlement agreement and Adjusted EBITDA attributable to the noncontrolling interests of MPM.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Acquisition of Palms Casino Resort
In May 2016, the Company entered into a definitive agreement to acquire the outstanding partnership interests of FP Holdings, L.P. (“FP Holdings”) and limited liability company interests of certain related entities (collectively, the “Purchased Companies”) which own and operate Palms Casino Resort in Las Vegas, Nevada. Under the terms and subject to the conditions of the purchase agreement, the Company will acquire the Purchased Companies for cash consideration of $312.5 million, subject to a working capital adjustment and subject to increase in the amount of FP Holdings’ cash on hand at closing and decrease for indebtedness and certain other liabilities outstanding at the closing of the transaction and expenses incurred by FP Holdings in connection with the transaction. The transaction is anticipated to close by the end of the third quarter of 2016, subject to the satisfaction of customary closing conditions, including the receipt of all required gaming approvals. Pursuant to the terms of the purchase agreement, the Company deposited $20.0 million of the purchase price into an escrow account to be released upon consummation of the acquisition of the Purchased Companies or termination of the purchase agreement. The deposit is included in Other assets, net in the Condensed Consolidated Balance Sheet at June 30, 2016. There can be no assurance that the acquisition of the Purchased Companies will be consummated on the terms or on the expected time frame described herein, or at all.
13.    Condensed Consolidating Financial Information

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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS JUNE 30, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$144,387	$98,368	$—	$242,755	$3,017	$—	$245,772
Receivables, net	2,157	27,622	—	29,779	3,660	—	33,439
Intercompany receivables	335	—	—	335	—	(335)	—
Advances to subsidiaries	57,845	—	(57,845)	—	—	—	—
Loans to parent	—	745,567	(745,567)	—	—	—	—
Inventories	—	10,027	—	10,027	106	—	10,133
Prepaid gaming tax	—	22,431	—	22,431	159	—	22,590
Prepaid expenses and other current assets	8,560	2,383	—	10,943	165	—	11,108
Assets held for sale	—	2,000	—	2,000	19,020	—	21,020
Total current assets	213,284	908,398	(803,412)	318,270	26,127	(335)	344,062
Property and equipment, net	75,102	2,056,076	—	2,131,178	10,280	—	2,141,458
Goodwill	1,234	194,442	—	195,676	—	—	195,676
Intangible assets, net	1,045	123,182	—	124,227	16,603	—	140,830
Land held for development	—	83,700	—	83,700	80,000	—	163,700
Investments in joint ventures	—	10,931	—	10,931	—	—	10,931
Native American development costs	—	12,974	—	12,974	—	—	12,974
Investments in subsidiaries	3,206,536	9,430	(3,218,811)	(2,845)	—	2,845	—
Other assets, net	52,970	16,082	—	69,052	1,065	—	70,117
Total assets	$3,550,171	$3,415,215	$(4,022,223)	$2,943,163	$134,075	$2,510	$3,079,748

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) JUNE 30, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$10,336	$12,404	$—	$22,740	$387	$—	$23,127
Accrued interest payable	16,943	10	—	16,953	223	—	17,176
Other accrued liabilities	14,049	120,587	—	134,636	2,208	—	136,844
Intercompany payables	—	—	—	—	335	(335)	—
Loans from subsidiaries	745,567	—	(745,567)	—	—	—	—
Advances from parent	—	57,845	(57,845)	—	—	—	—
Current portion of long-term debt	61,209	1,370	—	62,579	—	—	62,579
Total current liabilities	848,104	192,216	(803,412)	236,908	3,153	(335)	239,726
Long-term debt, less current portion	2,131,974	1,933	—	2,133,907	114,800	—	2,248,707
Deficit investment in joint venture	—	2,255	—	2,255	—	—	2,255
Interest rate swaps and other long-term liabilities	6,964	—	—	6,964	—	—	6,964
Total liabilities	2,987,042	196,404	(803,412)	2,380,034	117,953	(335)	2,497,652
Members' equity:
Total Station Casinos LLC members' equity (deficit)	563,129	3,218,811	(3,218,811)	563,129	(2,845)	2,845	563,129
Noncontrolling interest	—	—	—	—	18,967	—	18,967
Total members' equity	563,129	3,218,811	(3,218,811)	563,129	16,122	2,845	582,096
Total liabilities and members' equity	$3,550,171	$3,415,215	$(4,022,223)	$2,943,163	$134,075	$2,510	$3,079,748

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,897	$107,114	$—	$113,011	$3,415	$—	$116,426
Receivables, net	2,171	28,636	(151)	30,656	4,878	(29)	35,505
Intercompany receivables	3,143	—	—	3,143	—	(3,143)	—
Advances to subsidiaries	110,928	—	(110,928)	—	—	—	—
Loans to parent	—	660,574	(660,574)	—	—	—	—
Inventories	25	10,193	—	10,218	111	—	10,329
Prepaid gaming tax	—	19,366	—	19,366	138	—	19,504
Prepaid expenses and other current assets	6,167	2,470	—	8,637	228	—	8,865
Assets held for sale	—	2,000	—	2,000	19,020	—	21,020
Current assets of discontinued operations	—	—	—	—	197	—	197
Total current assets	128,331	830,353	(771,653)	187,031	27,987	(3,172)	211,846
Property and equipment, net	73,254	2,056,475	—	2,129,729	10,931	—	2,140,660
Goodwill	1,234	194,442	—	195,676	—	—	195,676
Intangible assets, net	1,045	127,249	—	128,294	21,703	—	149,997
Land held for development	—	83,700	—	83,700	80,000	—	163,700
Investments in joint ventures	—	10,955	—	10,955	3,036	—	13,991
Native American development costs	—	11,908	—	11,908	—	—	11,908
Related party note receivable	—	17,568	—	17,568	—	—	17,568
Investments in subsidiaries	3,013,544	11,248	(3,019,569)	5,223	—	(5,223)	—
Other assets, net	10,103	16,091	—	26,194	571	—	26,765
Total assets	$3,227,511	$3,359,989	$(3,791,222)	$2,796,278	$144,228	$(8,395)	$2,932,111

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) DECEMBER 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$8,679	$14,973	$—	$23,652	$606	$—	$24,258
Accrued interest payable	13,260	141	—	13,401	12	—	13,413
Other accrued liabilities	16,524	114,026	(151)	130,399	1,829	(29)	132,199
Intercompany payables	—	—	—	—	3,142	(3,142)	—
Loans from subsidiaries	660,574	—	(660,574)	—	—	—	—
Advances from parent	—	110,928	(110,928)	—	—	—	—
Current portion of long-term debt	82,115	6,822	—	88,937	—	—	88,937
Current liabilities of discontinued operations	—	—	—	—	114	(1)	113
Total current liabilities	781,152	246,890	(771,653)	256,389	5,703	(3,172)	258,920
Long-term debt, less current portion	1,883,601	70,142	—	1,953,743	112,517	—	2,066,260
Deficit investment in joint venture	—	2,255	—	2,255	—	—	2,255
Interest rate swaps and other long-term liabilities	9,834	21,133	—	30,967	—	—	30,967
Total liabilities	2,674,587	340,420	(771,653)	2,243,354	118,220	(3,172)	2,358,402
Members' equity:
Total Station Casinos LLC members' equity	552,924	3,019,569	(3,019,569)	552,924	5,223	(5,223)	552,924
Noncontrolling interest	—	—	—	—	20,785	—	20,785
Total members' equity	552,924	3,019,569	(3,019,569)	552,924	26,008	(5,223)	573,709
Total liabilities and members' equity	$3,227,511	$3,359,989	$(3,791,222)	$2,796,278	$144,228	$(8,395)	$2,932,111

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$232,079	$—	$232,079	$1,717	$—	$233,796
Food and beverage	—	66,247	—	66,247	161	—	66,408
Room	—	31,798	—	31,798	1,181	—	32,979
Other	(2)	16,352	—	16,350	2,550	(1,195)	17,705
Management fees	1,625	15,136	—	16,761	10,812	(118)	27,455
Gross revenues	1,623	361,612	—	363,235	16,421	(1,313)	378,343
Promotional allowances	—	(26,733)	—	(26,733)	(124)	—	(26,857)
Net revenues	1,623	334,879	—	336,502	16,297	(1,313)	351,486

Operating costs and expenses:
Casino	—	88,406	—	88,406	580	—	88,986
Food and beverage	—	44,462	—	44,462	39	—	44,501
Room	—	11,278	—	11,278	615	—	11,893
Other	—	5,166	—	5,166	1,139	—	6,305
Selling, general and administrative	5,421	70,912	—	76,333	3,676	(1,195)	78,814
Preopening	—	373	—	373	—	—	373
Depreciation and amortization	3,647	31,696	—	35,343	3,093	—	38,436
Management fee expense	—	—	—	—	118	(118)	—
Write-downs and other charges, net	8,925	2,038	—	10,963	3	—	10,966
	17,993	254,331	—	272,324	9,263	(1,313)	280,274

Operating (loss) income	(16,370)	80,548	—	64,178	7,034	—	71,212
Earnings from subsidiaries	80,989	2,740	(82,842)	887	—	(887)	—
Earnings from joint ventures	—	428	—	428	—	—	428
Operating (loss) income and earnings from subsidiaries and joint ventures	64,619	83,716	(82,842)	65,493	7,034	(887)	71,640

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Continued) FOR THE THREE MONTHS ENDED JUNE 30, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other expense:
Interest expense, net	(30,286)	(385)	—	(30,671)	(3,407)	—	(34,078)
Loss on extinguishment and modification of debt	(6,595)	(489)	—	(7,084)	—	—	(7,084)
Change in fair value of derivative instruments	90	—	—	90	—	—	90
	(36,791)	(874)	—	(37,665)	(3,407)	—	(41,072)
Net income	27,828	82,842	(82,842)	27,828	3,627	(887)	30,568
Less: net income attributable to noncontrolling interests	—	—	—	—	2,740	—	2,740
Net income attributable to Station Casinos LLC	$27,828	$82,842	$(82,842)	$27,828	$887	$(887)	$27,828
Comprehensive income attributable to Station Casinos LLC	$22,573	$82,842	$(82,842)	$22,573	$887	$(887)	$22,573

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$227,930	$—	$227,930	$1,742	$—	$229,672
Food and beverage	—	62,693	—	62,693	167	—	62,860
Room	—	30,266	—	30,266	989	—	31,255
Other	2	16,845	—	16,847	2,871	(1,076)	18,642
Management fees	1,502	9,745	174	11,421	9,717	(113)	21,025
Gross revenues	1,504	347,479	174	349,157	15,486	(1,189)	363,454
Promotional allowances	—	(25,511)	—	(25,511)	(125)	—	(25,636)
Net revenues	1,504	321,968	174	323,646	15,361	(1,189)	337,818

Operating costs and expenses:
Casino	—	86,543	—	86,543	604	—	87,147
Food and beverage	—	40,332	—	40,332	42	—	40,374
Room	—	10,699	—	10,699	603	—	11,302
Other	—	5,493	—	5,493	1,413	—	6,906
Selling, general and administrative	4,896	83,056	174	88,126	3,219	(1,076)	90,269
Preopening	—	286	—	286	—	—	286
Depreciation and amortization	3,165	29,554	—	32,719	3,091	—	35,810
Management fee expense	—	—	—	—	113	(113)	—
Asset impairment	201	1,800	—	2,001	—	—	2,001
Write-downs and other charges, net	749	(1,440)	—	(691)	69	—	(622)
	9,011	256,323	174	265,508	9,154	(1,189)	273,473

Operating (loss) income	(7,507)	65,645	—	58,138	6,207	—	64,345
Earnings from subsidiaries	64,933	2,318	(66,758)	493	—	(493)	—
Earnings from joint ventures	—	511	—	511	(104)	—	407

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Continued) FOR THE THREE MONTHS ENDED JUNE 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating (loss) income and earnings from subsidiaries and joint ventures	57,426	68,474	(66,758)	59,142	6,103	(493)	64,752

Other expense:
Interest expense, net	(31,636)	(1,625)	—	(33,261)	(3,254)	—	(36,515)
Loss on extinguishment and modification of debt	—	(90)	—	(90)	—	—	(90)
Change in fair value of derivative instruments	—	(1)	—	(1)	—	—	(1)
	(31,636)	(1,716)	—	(33,352)	(3,254)	—	(36,606)
Income from continuing operations	25,790	66,758	(66,758)	25,790	2,849	(493)	28,146
Discontinued operations	—	—	—	—	(33)	—	(33)
Net income	25,790	66,758	(66,758)	25,790	2,816	(493)	28,113
Less: net income attributable to noncontrolling interests	—	—	—	—	2,323	—	2,323
Net income attributable to Station Casinos LLC	$25,790	$66,758	$(66,758)	$25,790	$493	$(493)	$25,790
Comprehensive income attributable to Station Casinos LLC	$27,991	$66,787	$(66,787)	$27,991	$493	$(493)	$27,991

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$470,055	$—	$470,055	$3,512	$—	$473,567
Food and beverage	—	132,714	—	132,714	314	—	133,028
Room	—	65,142	—	65,142	2,221	—	67,363
Other	—	34,304	—	34,304	4,653	(4,070)	34,887
Management fees	3,154	29,824	—	32,978	21,350	(224)	54,104
Gross revenues	3,154	732,039	—	735,193	32,050	(4,294)	762,949
Promotional allowances	—	(51,975)	—	(51,975)	(241)	—	(52,216)
Net revenues	3,154	680,064	—	683,218	31,809	(4,294)	710,733

Operating costs and expenses:
Casino	—	175,233	—	175,233	1,174	—	176,407
Food and beverage	—	86,948	—	86,948	77	—	87,025
Room	—	23,063	—	23,063	1,215	—	24,278
Other	—	10,169	—	10,169	1,858	—	12,027
Selling, general and administrative	8,483	140,698	—	149,181	8,793	(4,070)	153,904
Preopening	—	721	—	721	—	—	721
Depreciation and amortization	7,197	64,481	—	71,678	6,185	—	77,863
Management fee expense	—	—	—	—	224	(224)	—
Write-downs and other charges, net	10,215	3,152	—	13,367	(33)	—	13,334
	25,895	504,465	—	530,360	19,493	(4,294)	545,559

Operating (loss) income	(22,741)	175,599	—	152,858	12,316	—	165,174
Earnings from subsidiaries	175,790	4,604	(179,318)	1,076	—	(1,076)	—
Earnings from joint ventures	—	1,040	—	1,040	—	—	1,040
Operating (loss) income and earnings from subsidiaries and joint ventures	153,049	181,243	(179,318)	154,974	12,316	(1,076)	166,214

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Continued) FOR THE SIX MONTHS ENDED JUNE 30, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other expense:
Interest expense, net	(61,074)	(1,436)	—	(62,510)	(6,636)	—	(69,146)
Loss on extinguishment and modification of debt	(6,595)	(489)	—	(7,084)	—	—	(7,084)
Change in fair value of derivative instruments	87	—	—	87	—	—	87
	(67,582)	(1,925)	—	(69,507)	(6,636)	—	(76,143)
Net income	85,467	179,318	(179,318)	85,467	5,680	(1,076)	90,071
Less: net income attributable to noncontrolling interests	—	—	—	—	4,604	—	4,604
Net income attributable to Station Casinos LLC	$85,467	$179,318	$(179,318)	$85,467	$1,076	$(1,076)	$85,467
Comprehensive income attributable to Station Casinos LLC	$79,982	$179,318	$(179,318)	$79,982	$1,076	$(1,076)	$79,982

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$460,229	$—	$460,229	$3,508	$—	$463,737
Food and beverage	—	127,759	—	127,759	327	—	128,086
Room	—	60,857	—	60,857	1,789	—	62,646
Other	3	34,031	—	34,034	5,368	(3,580)	35,822
Management fees	2,843	19,329	(42)	22,130	19,052	(207)	40,975
Gross revenues	2,846	702,205	(42)	705,009	30,044	(3,787)	731,266
Promotional allowances	—	(50,421)	—	(50,421)	(258)	—	(50,679)
Net revenues	2,846	651,784	(42)	654,588	29,786	(3,787)	680,587

Operating costs and expenses:
Casino	—	170,962	—	170,962	1,216	—	172,178
Food and beverage	—	81,671	—	81,671	83	—	81,754
Room	—	21,921	—	21,921	1,169	—	23,090
Other	—	10,658	—	10,658	2,380	—	13,038
Selling, general and administrative	7,413	156,779	(42)	164,150	8,048	(3,580)	168,618
Preopening	—	414	—	414	—	—	414
Depreciation and amortization	5,767	59,055	—	64,822	6,181	—	71,003
Management fee expense	—	—	—	—	207	(207)	—
Asset impairment	201	1,800	—	2,001	—	—	2,001
Write-downs and other charges, net	2,383	(1,060)	—	1,323	1,070	—	2,393
	15,764	502,200	(42)	517,922	20,354	(3,787)	534,489

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Continued) FOR THE SIX MONTHS ENDED JUNE 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating (loss) income	(12,918)	149,584	—	136,666	9,432	—	146,098
Earnings from subsidiaries	146,597	3,758	(151,474)	(1,119)	—	1,119	—
Earnings (losses) from joint ventures	—	1,149	—	1,149	(332)	—	817
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	133,679	154,491	(151,474)	136,696	9,100	1,119	146,915

Other expense:
Interest expense, net	(63,780)	(2,925)	—	(66,705)	(6,272)	—	(72,977)
Loss on extinguishment and modification of debt	—	(90)	—	(90)	—	—	(90)
Change in fair value of derivative instruments	(2)	(2)	—	(4)	—	—	(4)
	(63,782)	(3,017)	—	(66,799)	(6,272)	—	(73,071)
Income from continuing operations	69,897	151,474	(151,474)	69,897	2,828	1,119	73,844
Discontinued operations	—	—	—	—	(165)	—	(165)
Net income	69,897	151,474	(151,474)	69,897	2,663	1,119	73,679
Less: net income attributable to noncontrolling interests	—	—	—	—	3,782	—	3,782
Net income (loss) attributable to Station Casinos LLC	$69,897	$151,474	$(151,474)	$69,897	$(1,119)	$1,119	$69,897
Comprehensive income (loss) attributable to Station Casinos LLC	$71,397	$148,855	$(148,855)	$71,397	$(1,119)	$1,119	$71,397

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(65,864)	$218,563	$—	$152,699	$14,522	$—	$167,221
Cash flows from investing activities:
Capital expenditures, net of related payables	(10,654)	(76,679)	—	(87,333)	(300)	—	(87,633)
Proceeds from asset sales	—	8,316	—	8,316	2	—	8,318
Proceeds from repayment of related party notes receivable	—	18,330	—	18,330	—	—	18,330
Deposit for business acquisition	(20,002)	—	—	(20,002)	—	—	(20,002)
Distributions in excess of earnings from joint ventures	—	476	—	476	—	—	476
Distributions from subsidiaries	53,462	6,422	(53,462)	6,422	—	(6,422)	—
Proceeds from repayment of advances to subsidiaries, net	54,408	—	(54,408)	—	—	—	—
Loans to parent, net	—	(84,993)	84,993	—	—	—	—
Native American development costs	—	(933)	—	(933)	—	—	(933)
Investment in subsidiaries	(70,174)	—	69,696	(478)	—	478	—
Other, net	22	(847)	—	(825)	(487)	—	(1,312)
Net cash provided by (used in) investing activities	7,062	(129,908)	46,819	(76,027)	(785)	(5,944)	(82,756)
Cash flows from financing activities:
Borrowings under credit agreement with original maturity dates greater than three months	1,717,500	—	—	1,717,500	—	—	1,717,500
Payments under credit agreements with original maturities of three months or less, net	(20,000)	(33,900)	—	(53,900)	—	—	(53,900)
Payments under credit agreements with original maturities greater than three months	(1,468,613)	—	—	(1,468,613)	—	—	(1,468,613)
Capital contributions from parent	419,475	69,696	(69,696)	419,475	478	(478)	419,475
Distributions to members and noncontrolling interests	(100,991)	(53,462)	53,462	(100,991)	(12,844)	6,422	(107,413)
Deemed distributions	(389,054)	—	—	(389,054)	—	—	(389,054)
Payment of debt issuance costs	(35,621)	—	—	(35,621)	(1,157)	—	(36,778)
Payments on derivative instruments with other-than-insignificant financing elements	(10,831)	—	—	(10,831)	—	—	(10,831)
Loans from subsidiaries, net	84,993	—	(84,993)	—	—	—	—
Payments on advances from parent, net	—	(54,408)	54,408	—	—	—	—
Payment of note payable	—	(6,000)	—	(6,000)	—	—	(6,000)
Payments on other debt	(1,080)	(19,327)	—	(20,407)	(809)	—	(21,216)
Other, net	1,514	—	—	1,514	—	—	1,514
Net cash provided by (used in) financing activities	197,292	(97,401)	(46,819)	53,072	(14,332)	5,944	44,684

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued) FOR THE SIX MONTHS ENDED JUNE 30, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	138,490	(8,746)	—	129,744	(595)	—	129,149
Balance, beginning of period	5,897	107,114	—	113,011	3,612	—	116,623
Balance, end of period	$144,387	$98,368	$—	$242,755	$3,017	$—	$245,772
Supplemental cash flow disclosures:
Cash paid for interest	$52,038	$1,330	$—	$53,368	$2,177	$—	$55,545
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$4,336	$23,263	$—	$27,599	$256	$—	$27,855

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(53,447)	$218,659	$—	$165,212	$12,947	$—	$178,159
Cash flows from investing activities:
Capital expenditures, net of related payables	(12,139)	(38,459)	—	(50,598)	(570)	—	(51,168)
Proceeds from asset sales	13	7,500	—	7,513	696	—	8,209
Distributions in excess of earnings from joint ventures	—	484	—	484	—	—	484
Distributions from subsidiaries	15,764	6,216	(15,764)	6,216	—	(6,216)	—
Proceeds from repayment of advances to subsidiaries, net	84,340	—	(84,340)	—	—	—	—
Loans to parent, net	—	(87,317)	87,317	—	—	—	—
Native American development costs	—	(1,219)	—	(1,219)	—	—	(1,219)
Investments in subsidiaries	(29)	—	—	(29)	—	29	—
Other, net	(934)	(997)	—	(1,931)	(38)	—	(1,969)
Net cash provided by (used in) investing activities	87,015	(113,792)	(12,787)	(39,564)	88	(6,187)	(45,663)
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	—	3,000	—	3,000	—	—	3,000
Borrowings under credit agreements with original maturities of three months or less, net	—	22,000	—	22,000	—	—	22,000
Payments under credit agreements with original maturities greater than three months	(69,153)	(750)	—	(69,903)	(1,601)	—	(71,504)
Distributions to members and noncontrolling interests	(39,350)	(52,764)	15,764	(76,350)	(12,180)	6,216	(82,314)
Payment of debt issuance costs	—	(446)	—	(446)	—	—	(446)
Payments on derivative instruments with other-than-insignificant financing elements	(4,107)	(933)	—	(5,040)	—	—	(5,040)
Loans from subsidiaries, net	87,317	—	(87,317)	—	—	—	—
Payments on advances from parent, net	—	(84,340)	84,340	—	—	—	—
Capital contributions from parent	—	—	—	—	29	(29)	—
Payments on other debt	(1,005)	(702)	—	(1,707)	—	—	(1,707)
Other, net	(684)	(1,097)	—	(1,781)	—	—	(1,781)
Net cash used in financing activities	(26,982)	(116,032)	12,787	(130,227)	(13,752)	6,187	(137,792)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued) FOR THE SIX MONTHS ENDED JUNE 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
Increase (decrease) in cash and cash equivalents	6,586	(11,165)	—	(4,579)	(717)	—	(5,296)
Balance, beginning of period	13,554	105,189	—	118,743	4,573	—	123,316
Balance, end of period	$20,140	$94,024	$—	$114,164	$3,856	$—	$118,020
Supplemental cash flow disclosures:
Cash paid for interest	$57,829	$1,701	$—	$59,530	$1,950	$—	$61,480
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$5,734	$9,463	$—	$15,197	$94	$—	$15,291
Proceeds from asset sales included in accounts receivable	$—	$12,482	$—	$12,482	$—	$—	$12,482

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
Overview
Station Casinos LLC ("us," "we," "our," or the "Company") is a gaming, development and management company established in 1976 that develops and operates casino entertainment properties. We currently own and operate nine major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned) in the Las Vegas regional market. In addition, we manage Graton Resort & Casino (‘‘Graton Resort’’) in Sonoma County, California and Gun Lake Casino (‘‘Gun Lake’’) in Allegan County, Michigan, both on behalf of Native American tribes.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. The Las Vegas economy, although severely impacted by the recession and housing crisis that spanned from 2008 to 2011, began to stabilize in 2012 and, based on population and employment growth, is once again one of the fastest growing economies in the United States. Based on a recent U.S. Census Bureau release, Nevada was third among all states in percentage growth of population from June 2014 to July 2015. In addition, based on preliminary data for June 2016 from the U.S. Bureau of Labor Statistics, Las Vegas experienced a 2.9% year-over-year increase in employment to 941,100 which is an all-time high. This resulted in an unemployment rate of 6.9% which has declined from 14.1% in July 2011. Businesses and consumers in Las Vegas continue to increase their spending as evidenced by 35 consecutive months of year-over-year increases in taxable retail sales from July 2013 to May 2016. Home values have also improved significantly over the past several years with the median price of an existing single family home in Las Vegas up approximately 105% at May 2016 compared to January 2012, as reported by the Greater Las Vegas Association of Realtors.
The Las Vegas economy has shown recent improvements in employment, taxable sales and home prices, and we believe the recent stabilization of the local economy, positive trends in many of the key economic indicators and future projects and infrastructure investments provide a foundation for future growth in our business. Although we experienced improved operating results over the past few years due, in part, to more favorable local economic conditions, we cannot be sure if, or how long, these favorable market conditions will persist or that they will continue to positively impact our results of operations.
Highlights for the quarter ended June 30, 2016 include the following:

•	Our net revenues grew by 4.0%, our income from continuing operations grew by 8.6% and our Adjusted EBITDA grew by 8.0% as compared to the prior year quarter.

•
We received a capital contribution of $419.5 million from Station Holdco LLC ("Station Holdco"), the holder of all of our economic interests, representing net proceeds from Red Rock Resorts, Inc.'s ("Red Rock Resorts") initial public offering ("IPO"), and completed our acquisition of Fertitta Entertainment (see Note 1 to the Condensed Consolidated Financial Statements).

•
We entered into a new credit facility consisting of a $1.5 billion term loan B facility, a $225 million term loan A facility, and a $685 million revolver. The new credit facility extended the maturity and lowered the interest rate margin and the minimum LIBOR as compared to our prior credit facility, which was fully repaid from the proceeds of the new facility (see Note 3 to the Condensed Consolidated Financial Statements).

•
We entered into an agreement to acquire Palms Casino Resort in Las Vegas, Nevada for cash consideration of $312.5 million, subject to certain purchase price adjustments (see Note 12 to the Condensed Consolidated Financial Statements).

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
Food and beverage revenue measures:

•	Average guest check is a measure of sales and represents the average amount spent per customer visit.

•	Number of guests served is an indicator of volume.
Room revenue measures:

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by total rooms available.

•	Average daily rate (“ADR”) is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms.

•	Revenue per available room is calculated by dividing total room revenue by total rooms available.

Results of Operations
Information about our results of continuing operations is presented below (dollars in thousands):

	Three Months Ended June 30,		Percent change	Six Months Ended June 30,		Percent change
	2016	2015		2016	2015
Net revenues	$351,486	$337,818	4.0%	$710,733	$680,587	4.4%
Operating income	71,212	64,345	10.7%	165,174	146,098	13.1%

Casino revenues	233,796	229,672	1.8%	473,567	463,737	2.1%
Casino expenses	88,986	87,147	2.1%	176,407	172,178	2.5%
Margin	61.9%	62.1%		62.7%	62.9%

Food and beverage revenues	66,408	62,860	5.6%	133,028	128,086	3.9%
Food and beverage expenses	44,501	40,374	10.2%	87,025	81,754	6.4%
Margin	33.0%	35.8%		34.6%	36.2%

Room revenues	32,979	31,255	5.5%	67,363	62,646	7.5%
Room expenses	11,893	11,302	5.2%	24,278	23,090	5.1%
Margin	63.9%	63.8%		64.0%	63.1%

Other revenues	17,705	18,642	(5.0)%	34,887	35,822	(2.6)%
Other expenses	6,305	6,906	(8.7)%	12,027	13,038	(7.8)%

Management fee revenue	27,455	21,025	30.6%	54,104	40,975	32.0%

Selling, general and administrative expenses	78,814	90,269	(12.7)%	153,904	168,618	(8.7)%
Percent of net revenues	22.4%	26.7%		21.7%	24.8%

Depreciation and amortization	38,436	35,810	7.3%	77,863	71,003	9.7%
Write-downs and other charges, net	10,966	(622)	n/m	13,334	2,393	n/m
Interest expense, net	34,078	36,515	(6.7)%	69,146	72,977	(5.2)%
Loss on extinguishment and modification of debt	(7,084)	(90)	n/m	(7,084)	(90)	n/m
Net income attributable to noncontrolling interests	2,740	2,323	18.0%	4,604	3,782	21.7%
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

Net Revenues. Net revenues for the three and six months ended June 30, 2016 increased by 4.0% and 4.4%, respectively, as compared to the prior year periods primarily reflecting increases in casino, food and beverage, room and management fee revenue, all of which are discussed below.
Operating Income. Operating income increased by 10.7% and 13.1% for the three and six months ended June 30, 2016, respectively, as compared to the prior year periods. Components of operating income for the three and six month comparative periods are discussed below.
Casino.  Casino revenues increased by 1.8% and 2.1%, for the three and six months ended June 30, 2016, respectively, as compared to the prior year periods due to higher slot and table games revenue, which was partially offset by lower race and sports revenue. The increase in slot revenue was primarily attributable to a 3.7% and 3.8% increase in slot handle for the respective three and six month periods. The increase in table games revenue for the three and six months ended June 30, 2016 was attributable to a 2.9% and 6.3% increase in drop, respectively. The decrease in race and sports revenue was primarily due to a 2.3 and 1.9 percentage point decrease in hold percentage for the three and six months ended June 30, 2016, respectively, as compared to the prior year periods. For the three and six months ended June 30, 2016, casino expenses increased by 2.1% and 2.5%, respectively, as compared to the prior year periods, commensurate with the increase in revenues.
Food and Beverage.  For the three and six months ended June 30, 2016, food and beverage revenue increased by 5.6% and 3.9%, respectively, as compared to the prior year periods largely due to the opening of several new restaurants. The average guest check increased 5.9% and 6.4% for the three and six months ended June 30, 2016, respectively, as compared to the prior year periods. Food and beverage expenses increased by 10.2% and 6.4% for the three and six months ended June 30, 2016, respectively, as compared to the prior year periods, primarily due to higher compensation expense and cost of sales in connection with the new restaurants.
Room. Information about our hotel operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Occupancy	95.0%	95.5%	94.2%	94.2%
Average daily rate	$84.00	$79.68	$87.00	$81.36
Revenue per available room	$79.76	$76.09	$81.99	$76.67
     For the three and six months ended June 30, 2016, room revenues increased by 5.5% and 7.5% respectively, primarily due to an increase of 5.4% and 6.9%, respectively, in ADR as compared to the prior year periods. Room expenses increased by 5.2% and 5.1% for the three and six months ended June 30, 2016 as compared to the prior year periods as a result of the increased revenues.
Other.  Other revenues primarily represent revenues from tenant leases, retail outlets, bowling, spas and entertainment. Other revenues decreased by $0.9 million for both the three and six months ended June 30, 2016 as compared to the prior year periods. Other expenses decreased by $0.6 million and $1.0 million for the three and six months ended June 30, 2016, respectively, as compared to the prior year periods, mainly due to lower cost of sales.
Management Fee Revenue.  Management fee revenue primarily represents fees earned from our management agreements with Graton Resort and Gun Lake. For the three and six months ended June 30, 2016, management fee revenue increased to $27.5 million and $54.1 million, respectively, as compared to $21.0 million and $41.0 million, respectively, for the prior year periods. The increases for both periods were due to improved results from both Graton Resort and Gun Lake. This improvement was related to increased casino revenues due to higher slot handle, as well as lower interest costs as a result of debt refinancings at Graton Resort.
Management fee revenue also includes reimbursable costs, which represent amounts received or due under our management agreements with Native American tribes for the reimbursement of expenses, primarily payroll costs, that we incur on their behalf. We recognize reimbursable cost revenues on a gross basis with an offsetting amount charged to operating expenses. Reimbursable cost revenues for the three and six months ended June 30, 2016 were $2.0 million and $3.9 million, respectively, and were $1.8 million and $3.5 million, for the three and six months ended June 30, 2015, respectively.
Selling, General and Administrative ("SG&A"). For the three and six months ended June 30, 2016, SG&A expenses decreased by $11.5 million and $14.7 million, respectively, or 12.7% and 8.7%, respectively, as compared to the prior year periods. The decreases were mainly due to lower compensation expense, including decreases in share-based compensation of $6.2 million and $8.6 million, respectively, as compared to the prior year periods, as well as a $2.5 million donation to UNLV in the prior year periods and the impact of a $1.1 million settlement with a vendor in the current year periods. These decreases were partially offset by increased advertising and promotions expense primarily related to the 10th anniversary celebration for our Red Rock property.
Depreciation and Amortization.  For the three and six months ended June 30, 2016, depreciation and amortization expense increased to $38.4 million and $77.9 million, respectively, as compared to $35.8 million and $71.0 million, respectively, for the prior year periods primarily due to accelerated depreciation related to remodeling projects.
Write-downs and Other Charges, net. Write-downs and other charges, net includes losses on asset disposals, severance expense and non-routine transactions. For the three and six months ended June 30, 2016, write-downs and other charges, net, totaled $11.0 million and $13.3 million, respectively. Included in this amount was $7.8 million and $9.0 million, respectively, of IPO-related advisory, legal and other transaction-related costs that were not deferred as direct and incremental costs of the IPO, as well as costs related to the Fertitta Entertainment Acquisition. We also incurred $1.3 million in costs associated with various development and acquisition activities, including the pending acquisition of Palms Casino Resort.
For the three months ended June 30, 2015, write-downs and other charges, net, included a gain of $5.6 million related to the sale of certain parcels of land that were previously held for development. Write-downs and other charges, net, for the six months ended June 30, 2015 included losses from the write-off of canceled debt offering costs and investments in two joint ventures, as well as losses on fixed asset disposals, partially offset by the $5.6 million gain on the sale of land previously held for development.
Interest Expense, net.  Interest expense, net for the three and six months ended June 30, 2016 decreased to $34.1 million and $69.1 million, respectively, as compared to $36.5 million and $73.0 million, respectively, for the prior year periods. The decrease in interest expense, net for both the three and six months ended June 30, 2016 as compared to the prior year periods was primarily due to a decrease in interest expense on our interest rate swaps. In July 2015, one of our interest rate swaps matured and certain deferred losses that were being reclassified from accumulated other comprehensive loss into interest expense became fully amortized. For the three and six months ended June 30, 2016, interest expense on our interest rate swap was $0.3 million and $1.6 million, respectively, as compared to $3.1 million and $6.2 million for the prior year periods. In addition, interest expense on our $1.625 billion term loan facility decreased by approximately $4.5 million and $5.2 million for the three and six months ended June 30, 2016, respectively, as compared to the prior year periods as a result of principal reductions. In June 2016, we refinanced our $1.625 billion term loan facility and our $350 million revolving credit facility (together, the "Prior Credit Facility") and terminated our interest rate swap. As a result of the debt refinancing, the stated interest rate on our Term Loan B facility decreased from 4.25% at December 31, 2015 to 3.75% at June 30, 2016 due to a 25 basis point decrease in the applicable margin and a 25 basis point decrease in the minimum LIBOR. See Notes 3 and 4 to the Condensed Consolidated Financial Statements for additional information on the debt refinancing and swap termination.
Loss on Extinguishment and Modification of Debt. For the three and six months ended June 30, 2016, loss on extinguishment and modification of debt totaled $7.1 million, which was primarily related to the refinancing of our Prior Credit Facility in June 2016 by entering into a new credit agreement (the “New Credit Facility”) consisting of a term loan A facility with an outstanding principal amount of $225 million (the “Term A Facility”), a term loan B facility with an outstanding principal amount of $1.5 billion (the “Term B Facility”) and a revolving credit facility with $685 million of borrowing availability (the "Revolver"). As a result of the refinancing, we recognized a $6.6 million loss on debt extinguishment and modification, which included $2.9 million in third-party fees and the write-off of $3.7 million in unamortized debt discount and debt issuance costs related to the extinguished principal amount under the Prior Credit Facility.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the portion of net income of MPM that is attributable to third party interests.

Adjusted EBITDA
Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 for our two reportable segments and a reconciliation of Adjusted EBITDA to income from continuing operations is presented below (in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management arrangements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Adjusted EBITDA
Las Vegas operations	$104,627	$101,833	$223,637	$213,082
Native American management	20,096	14,353	40,528	28,756
Reportable segment Adjusted EBITDA	124,723	116,186	264,165	241,838
Corporate and other	(6,050)	(6,296)	(12,276)	(12,106)
Adjusted EBITDA	118,673	109,890	251,889	229,732

Other operating (expense) income
Preopening	(373)	(286)	(721)	(414)
Depreciation and amortization	(38,436)	(35,810)	(77,863)	(71,003)
Share-based compensation	(3,602)	(9,851)	(4,222)	(12,858)
Donation to UNLV	—	(2,500)	—	(2,500)
Asset impairment	—	(2,001)	—	(2,001)
Write-downs and other charges, net	(10,966)	622	(13,334)	(2,393)
Settlement agreement	1,133	—	1,133	—
Adjusted EBITDA attributable to MPM noncontrolling interest	5,211	4,688	9,332	8,352
Operating income and earnings from joint ventures	71,640	64,752	166,214	146,915
Other (expense) income
Interest expense, net	(34,078)	(36,515)	(69,146)	(72,977)
Loss on extinguishment and modification of debt	(7,084)	(90)	(7,084)	(90)
Change in fair value of derivative instruments	90	(1)	87	(4)
Income from continuing operations	$30,568	$28,146	$90,071	$73,844

The increase in Adjusted EBITDA for the three and six months ended June 30, 2016 as compared to the prior year periods is due to the factors described above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to operating income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations excluding non-cash expenses, financing costs, and other non-operational items. Adjusted EBITDA includes income from continuing operations plus preopening, depreciation and amortization, share-based compensation, a donation to UNLV, asset impairment, write-downs and other charges, net, interest expense, net, loss on extinguishment and modification of debt, and change in fair value of derivative instruments, and excludes the impact of a settlement agreement and Adjusted EBITDA attributable to the noncontrolling interests of MPM. To evaluate Adjusted EBITDA and the trends it depicts, the components should be considered. Each of these components can significantly affect our results of operations and should be considered in evaluating our operating performance, and the impact of these components cannot be determined from Adjusted EBITDA. Further, Adjusted EBITDA does not represent net income or cash flows from operating, investing or financing activities as defined by GAAP and should not be considered as an alternative to net income as an indicator of our operating performance. Additionally, Adjusted EBITDA does not consider capital expenditures and other investing activities and should not be considered as a measure of our liquidity. In addition, it should be noted that not all gaming companies that report

EBITDA or adjustments to this measure may calculate EBITDA or such adjustments in the same manner as we do, and therefore, our measure of Adjusted EBITDA may not be comparable to similarly titled measures used by other gaming companies.
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
In June, 2016, we refinanced our Prior Credit Facility and entered into the New Credit Facility, consisting of the $225 million Term A Facility, the $1.5 billion Term B Facility and the $685 million Revolver. The Term A Facility and the Revolver will mature in June 2021 and the Term B Facility will mature in June 2023. We must pay a 1.0% premium if we prepay the Term B Facility prior to June 8, 2017. We are required to make quarterly principal payments of $2.8 million on the Term A Facility and $3.8 million on the Term B Facility, in each case on the last day of each quarter beginning on September 30, 2016. In addition, we are required to make mandatory payments of amounts outstanding under the New Credit Facility with the proceeds of certain casualty events, debt issuances, asset sales and equity issuances and, depending on our consolidated total leverage ratio, we may be required to apply a portion of our excess cash flow to repay amounts outstanding under the New Credit Facility, which would reduce future quarterly principal payments.
The Term A Facility and debt incurred under the Revolver bear interest at a rate per annum, at our option, equal to either (i) LIBOR plus an amount ranging from 1.75% to 2.75%, or (ii) an alternate base rate plus an amount ranging from 0.75% up to 1.75%, depending on our consolidated total leverage ratio. The Term B Facility bears interest at a rate per annum, at our option, equal to either (i) LIBOR plus 3.00%, or (ii) an alternate base rate plus 2.00%, subject to a minimum LIBOR rate of 0.75%. The initial margin applicable to the Term A Facility and Revolver for LIBOR loans and alternate base rate loans was 2.50% and 1.50%, respectively.
     The New Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the subsidiary guarantors to incur debt; create a lien on collateral; engage in mergers, consolidations or asset dispositions; pay dividends or make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; or modify their lines of business.
The New Credit Facility also includes certain financial covenants, including the requirements that the Company maintain throughout the term of the New Credit Facility and measured as of the end of each quarter, a maximum consolidated total leverage ratio with step downs over the term of the New Credit Facility, ranging from 6.50 to 1.00, for the quarter ending September 30, 2016, to 5.25 to 1.00 for the quarter ending March 31, 2020 and thereafter. The Company will also be required to maintain a minimum interest coverage ratio of 2.50 to 1.00 measured on the last day of each quarter beginning September 30, 2016. A breach of the financial ratio covenants shall only become an event of default under the Term B Facility if the lenders providing the Term A Facility and the Revolver take certain affirmative actions after the occurrence of a default of such financial ratio covenants.
At June 30, 2016, we had $245.8 million in cash and cash equivalents, which included net proceeds from our recent refinancing. We expect to use approximately $150 million of our cash for the pending Palms Casino Resort acquisition, with the remainder being used for the day-to-day operations of our properties. At June 30, 2016, our borrowing availability under our Revolver, subject to continued compliance with the terms of the credit agreement governing our New Credit Facility, was $651.8 million, which is net of $33.2 million in outstanding letters of credit and similar obligations.
Our anticipated uses of cash for the remainder of 2016 include (i) principal and interest payments on our indebtedness totaling approximately $15.0 million and $56.7 million, respectively, (ii) approximately $80 million to $90 million for capital expenditures, (iii) the acquisition of Palms Casino Resort, and (iv) distributions to our members and noncontrolling interests, including the $11.6 million distribution that we will pay to Station Holdco on August 30, 2016. We expect to finance the purchase of Palms Casino Resort by using cash on hand and borrowings under our Revolver.
We believe that cash flows from operations, available borrowings under our New Credit Facility and existing cash balances will be adequate to satisfy our anticipated uses of capital for the next twelve months. We regularly assess our projected capital requirements for capital expenditures, repayment of debt obligations, and payment of other general corporate and operational needs. In the long term, we expect that we will fund our capital requirements with a combination of cash generated from operations, borrowings under our Revolver and the issuance of new debt as market conditions may permit. However, our cash flow and ability to obtain financing on terms that are satisfactory to us, or at all, may be affected by a variety of factors, many of which are outside of our control, including competition, general economic and business conditions and financial markets. As a result, we cannot provide any assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.
A summary of our cash flow information is presented below (amounts in thousands):

	Six Months Ended June 30,
	2016	2015
Cash flows provided by (used in):
Operating activities	$167,221	$178,159
Investing activities	(82,756)	(45,663)
Financing activities	44,684	(137,792)
Cash Flows from Operations
Our operating cash flows primarily consist of operating income generated by our properties (excluding depreciation and other non-cash charges), interest paid and normal fluctuations in working capital accounts such as inventories, prepaid expenses, receivables and payables. The majority of our revenue is generated from our slot machine and table game play, which is conducted mainly on a cash basis. Our food and beverage, room and other revenues are also primarily cash-based. As a result, fluctuations in our revenues have a direct impact on our cash flow from operations. For the six months ended June 30, 2016, cash provided by operating activities decreased to $167.2 million as compared to $178.2 million for the prior year period, primarily due to the settlement of liability classified equity awards of Fertitta Entertainment, partially offset by improved operating results at our properties and our Native American managed properties as described under Results of Operations above. Cash paid for interest decreased to $52.0 million for the six months ended June 30, 2016 as compared to $56.4 million for the prior year period as a result of a decrease in the principal amount outstanding on our debt.
Cash Flows from Investing Activities
During the six months ended June 30, 2016 and 2015, we paid $87.6 million and $51.2 million, respectively, for capital expenditures, consisting primarily of various renovation projects at our properties. In addition, during the six months ended June 30, 2016, we sold a consolidated subsidiary of Fertitta Entertainment, which held an aircraft and related debt, to a related party for $8.0 million in cash, we collected $18.3 million of related party notes, and we deposited $20.0 million into an escrow account in connection with the pending acquisition of Palms Casino Resort. During the six months ended June 30, 2015, we received $8.2 million in proceeds from asset sales, primarily land in Las Vegas that was previously held for development.
Cash Flows from Financing Activities
During the six months ended June 30, 2016, we entered into the New Credit Facility with an initial principal balance of $1.725 billion, the proceeds of which were used to repay the principal balance outstanding under the Prior Credit Facility and to pay related fees and costs totaling $36.8 million. In addition, we received a capital contribution of $419.5 million from Station Holdco representing proceeds from Red Rock Resorts' IPO, which we used to complete the purchase of Fertitta Entertainment. Of the $460.0 million purchase price, $51.0 million was used to repay amounts outstanding under Fertitta Entertainment's credit facility, $18.7 million was paid to settle Fertitta Entertainment's liability-classified equity awards and $389.1 million was recognized as a deemed distribution to Fertitta Entertainment's equity holders. During the same period, we paid $101.0 million in cash distributions to our members, which included $28.6 million in tax distributions and distributions paid to members of Fertitta Entertainment prior to the Fertitta Entertainment Acquisition, and MPM paid $6.4 million in distributions to its noncontrolling interest holders. During the six months ended June 30, 2016, we paid $6.0 million to the noncontrolling interest holders of MPM related to a note payable and we paid $7.3 million to terminate our interest rate swap.
During the six months ended June 30 2015, we paid $73.3 million in principal payments on our indebtedness, which included mandatory excess cash flow payment of $61.0 million. During the same period, we paid $76.4 million in distributions to Station Holdco and MPM paid $5.7 million in distributions to noncontrolling interest holders.
Restrictive Covenants
During the six months ended June 30, 2016, there were no changes in the covenants included in the indenture governing our 7.50% Senior Notes. A description of these covenants is included in Liquidity and Capital Resources in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. A description of the covenants included in the credit agreement governing the New Credit Facility is included in Note 3 to the Condensed Consolidated Financial

Statements. We believe that as of June 30, 2016, we were in compliance with the covenants contained in the credit agreement governing our New Credit Facility and the indenture governing our 7.50% Senior Notes.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities nor do we have any derivative arrangements other than the interest rate swaps described in Note 4 to the Condensed Consolidated Financial Statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At June 30, 2016, we had outstanding letters of credit and similar obligations totaling $33.2 million.
Contractual Obligations
Other than our obligations resulting from the debt refinancing and the new interest rate swaps, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015.
The following table summarizes our contractual obligations related to long-term debt, including the New Credit Facility (excluding original issue discount and debt issuance costs) and interest rate swaps at June 30, 2016 (amounts in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Long-term debt (a)	$62,579	$215,899	$706,008	$1,392,605	$2,377,091
Interest on long-term debt and interest rate swaps (b)	112,214	220,446	195,946	102,745	631,351
Total contractual cash obligations	$174,793	$436,345	$901,954	$1,495,350	$3,008,442
___________________________________

(a)	Includes scheduled principal payments and estimated excess cash flow payments outstanding at June 30, 2016.

(b)	Includes contractual interest payments based on outstanding amounts and interest rates in effect at June 30, 2016, and projected cash payments on our interest rate swaps.
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

Description of Certain Indebtedness
A description of our indebtedness is included in Note 10 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to the terms of our indebtedness during the six months ended June 30, 2016 except for the refinancing of our Prior Credit Facility as described above and in Note 3 to the Condensed Consolidated Financial Statements.
Derivative and Hedging Activities
A description of our derivative and hedging activities is included in Note 4 to the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2016.
Forward-looking Statements
When used in this report and elsewhere by management from time to time, the words "may", "might", "could", "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, our ability to consummate the acquisition of the Purchased Companies and the timing of the consummation of such transaction; our ability to integrate the operations of the Purchased Companies and realize cost savings and other synergies related to the acquisition; the impact of our substantial indebtedness; the effects of local and national economic, credit and capital market conditions on consumer spending and the economy in general, and on the gaming and hotel industries in particular; the effects of competition, including locations of competitors and operating and market competition; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; risks associated with construction projects, including shortages of materials or labor, unexpected costs, unforeseen permitting or regulatory issues and weather; litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation; acts of war or terrorist incidents or natural disasters; risks associated with the collection and retention of data about our customers, employees, suppliers and business partners; and other risks described in our filings with the Securities and Exchange Commission. All forward-looking statements are based on our current expectations and projections about future events. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.
Following is information about future principal maturities of our long-term debt, excluding original issue discounts and debt issuance costs, and interest on those maturities using the related weighted-average contractual interest rates in effect at June 30, 2016 (dollars in millions):

	Expected Maturities During the Twelve Months Ending June 30,
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate	$3.6	$3.1	$3.0	$2.9	$502.9	$20.7	$536.2	$563.7
Weighted-average interest rate	4.78%	4.29%	4.12%	3.99%	7.48%	3.58%

Variable rate (a)	$59.0	$156.2	$53.6	$13.2	$187.0	$1,371.9	$1,840.9	$1,822.2
Weighted-average interest rate	3.49%	4.58%	3.53%	3.41%	3.01%	3.75%
___________________________________
(a) Based on variable interest rates and margins in effect at June 30, 2016.
Following is information about the total notional amount and interest rate by contractual maturity date for our interest rate swap agreements, as well as the fair value of the liabilities at June 30, 2016 (dollars in millions):

	Contractual Maturities During the Twelve Months Ending June 30,
	2017	2018	2019	2020	2021 (c)	Thereafter	Total	Fair value
Interest rate swaps:
Notional amount	$31.0	$44.1	$52.4	$54.7	$890.9	$—	$1,073.1	$5.0
Weighted-average Fixed interest rate payable (a)	0.85%	1.11%	1.39%	1.69%	1.69%	—%
Variable interest rate receivable (b)	0.75%	0.75%	0.75%	0.75%	0.75%	—%
________________________________________________

(a)	Represents the actual fixed interest rate payable on our interest rate swaps at June 30, 2016.

(b)	At June 30, 2016, the receive rate on our interest rate swaps was 0.75%, which is the minimum LIBOR stipulated in the agreement.

(c)	Our interest rate swaps mature in July 2020.
Item 4.    Controls and Procedures

The Company's management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2016. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2016, the Company's disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

No. 3.1—Second Amended and Restated Operating Agreement of Station Casinos LLC dated as of May 2, 2016. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed May 2, 2016.)

No. 4.1—Supplemental Indenture dated as of May 2, 2016 among Station Casinos LLC, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, National Association, as trustee. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed May 2, 2016.)

No. 10.1—Second Amendment to the Credit Agreement, dated as of April 26, 2016, by and among Station Casinos LLC, the lenders party thereto from time to time, Deutsche Bank AG Cayman Islands Branch, as administrative agent (and the other parties party thereto. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed May 2, 2016.)

No. 10.2—Employment Agreement dated as of May 2, 2016, by and among Red Rock Resorts, Inc., Station Casinos LLC and Frank J. Fertitta III. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed May 2, 2016.)

No. 10.3—Employment Agreement dated as of May 2, 2016, by and among Red Rock Resorts, Inc., Station Casinos LLC and Stephen L. Cavallaro. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed May 2, 2016.)

No. 10.4—Employment Agreement dated as of May 2, 2016, by and among Red Rock Resorts, Inc., Station Casinos LLC and Marc J. Falcone. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed May 2, 2016.)

No. 10.5—Employment Agreement dated as of May 2, 2016, by and among Red Rock Resorts, Inc., Station Casinos LLC and Richard J. Haskins. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed May 2, 2016.)

No. 10.6—Employment Agreement dated as of May 2, 2016, by and among Red Rock Resorts, Inc., Station Casinos LLC and Daniel J. Roy. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed May 2, 2016.)

No. 10.7—Interest Purchase Agreement dated as of May 10, 2016 by and among FP Holdings, L.P., FP VoteCo, L.L.C., F.P. Parentco, L.P. and Station Casinos LLC.

No. 10.8—Credit Agreement dated as of June 8, 2016 among Station Casinos LLC, as Borrower, the Subsidiaries of Borrower party thereto, as Guarantors, the Lenders party thereto, the L/C Lenders party thereto, and Deutsche Bank AG Cayman Island Branch as Administrative Agent and Collateral Agent. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed June 8, 2016.)

No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 101—The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets at June 30, 2016 (unaudited) and December 31, 2015, (ii) the Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATION CASINOS LLC, Registrant

Date:	August 15, 2016	/s/ MARC J. FALCONE
Marc J. Falcone Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)