Form 10-Q
period 2016-09-30
Station Casinos LLC
filed 2016-11-10
CIK 1503579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
As of October 31, 2016, 100 shares of the registrant's voting units were outstanding and 100 shares of the registrant's non-voting units were outstanding.

STATION CASINOS LLC

Part I.    Financial Information
Item 1.    Financial Statements
STATION CASINOS LLC CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except units data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,114	$116,426
Receivables, net	35,117	35,505
Inventories	9,421	10,329
Prepaid gaming tax	20,655	19,504
Prepaid expenses and other current assets	10,997	8,865
Assets held for sale	21,020	21,020
Current assets of discontinued operations	—	197
Total current assets	191,324	211,846
Property and equipment, net of accumulated depreciation of $544,673 and $478,874 at September 30, 2016 and December 31, 2015, respectively	2,141,113	2,140,660
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $82,398 and $68,648 at September 30, 2016 and December 31, 2015, respectively	136,247	149,997
Land held for development	163,700	163,700
Investments in joint ventures	10,674	13,991
Native American development costs	13,717	11,908
Related party note receivable	—	17,568
Other assets, net	362,285	26,765
Total assets	$3,214,736	$2,932,111
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$25,445	$24,258
Accrued interest payable	7,324	13,413
Other accrued liabilities	130,881	132,199
Current portion of long-term debt	47,160	88,937
Current liabilities of discontinued operations	—	113
Total current liabilities	210,810	258,920
Long-term debt, less current portion	2,389,414	2,066,260
Deficit investment in joint venture	2,258	2,255
Interest rate swaps and other long-term liabilities	7,808	30,967
Total liabilities	2,610,290	2,358,402
Commitments and contingencies (Note 11)
Members' equity:
Voting units; 100 units authorized, issued and outstanding	—	—
Non-voting units; 100 units authorized, issued and outstanding	—	—
Members' equity	596,654	558,227
Accumulated other comprehensive loss	(9,146)	(5,303)
Total Station Casinos LLC members' equity	587,508	552,924
Noncontrolling interest	16,938	20,785
Total members' equity	604,446	573,709
Total liabilities and members' equity	$3,214,736	$2,932,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF INCOME (amounts in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenues:
Casino	$232,584	$219,861	$706,151	$683,598
Food and beverage	63,551	59,479	196,579	187,565
Room	32,192	29,665	99,555	92,311
Other	17,463	17,103	52,350	52,925
Management fees	27,702	22,728	81,806	63,703
Gross revenues	373,492	348,836	1,136,441	1,080,102
Promotional allowances	(26,352)	(25,239)	(78,568)	(75,918)
Net revenues	347,140	323,597	1,057,873	1,004,184
Operating costs and expenses:
Casino	90,088	85,091	266,495	257,269
Food and beverage	44,888	39,443	131,913	121,197
Room	12,036	11,672	36,314	34,762
Other	6,411	6,499	18,438	19,537
Selling, general and administrative	81,040	85,323	234,944	253,941
Preopening	10	707	731	1,121
Depreciation and amortization	36,240	32,893	114,103	103,896
Asset impairment	—	100	—	2,101
Write-downs and other charges, net	1,379	5,053	14,713	7,446
	272,092	266,781	817,651	801,270
Operating income	75,048	56,816	240,222	202,914
Earnings from joint ventures	346	253	1,386	1,070
Operating income and earnings from joint ventures	75,394	57,069	241,608	203,984
Other (expense) income:
Interest expense, net	(35,275)	(36,053)	(104,421)	(109,030)
Loss on extinguishment/modification of debt	(186)	—	(7,270)	(90)
Change in fair value of derivative instruments	—	—	87	(4)
	(35,461)	(36,053)	(111,604)	(109,124)
Income from continuing operations	39,933	21,016	130,004	94,860
Discontinued operations	—	(6)	—	(171)
Net income	39,933	21,010	130,004	94,689
Less: net income attributable to noncontrolling interests	1,544	1,948	6,148	5,730
Net income attributable to Station Casinos LLC	$38,389	$19,062	$123,856	$88,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (amounts in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$39,933	$21,010	$130,004	$94,689
Other comprehensive (loss) income:
Unrealized gain (loss) on interest rate swaps:
Unrealized loss arising during period	(219)	(2,157)	(7,346)	(6,945)
Reclassification of unrealized loss into income	1,732	1,057	3,333	7,222
Unrealized gain (loss) on interest rate swaps, net	1,513	(1,100)	(4,013)	277
Unrealized gain on available-for-sale securities:
Unrealized gain (loss) arising during period	129	6	170	(72)
Reclassification of other-than-temporary impairment of available-for-sale securities into operations	—	—	—	201
Unrealized gain on available-for-sale securities, net	129	6	170	129
Other comprehensive income (loss)	1,642	(1,094)	(3,843)	406
Comprehensive income	41,575	19,916	126,161	95,095
Less: comprehensive income attributable to noncontrolling interests	1,544	1,948	6,148	5,730
Comprehensive income attributable to Station Casinos LLC	$40,031	$17,968	$120,013	$89,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$130,004	$94,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,103	103,896
Change in fair value of derivative instruments	(87)	4
Reclassification of unrealized loss on derivative instruments into income	3,333	7,222
Write-downs and other charges, net	1,464	5,227
Asset impairment	—	2,101
Amortization of debt discount and debt issuance costs	13,315	14,108
Interest—paid in kind	2,130	3,176
Share-based compensation	5,523	17,097
Settlement of liability-classified equity awards	(18,739)	—
Earnings from joint ventures	(1,386)	(1,070)
Distributions from joint ventures	829	1,314
Loss on extinguishment/modification of debt	7,270	90
Changes in assets and liabilities:
Receivables, net	(738)	1,643
Interest on related party notes receivable	(247)	(575)
Inventories and prepaid expenses	(2,291)	(3,479)
Accounts payable	7,374	(1,263)
Accrued interest payable	(5,775)	(10,855)
Other accrued liabilities	(11,489)	15,039
Other, net	1,377	2,341
Net cash provided by operating activities	245,970	250,705
Cash flows from investing activities:
Capital expenditures, net of related payables	(119,506)	(103,889)
Proceeds from asset sales	8,326	25,156
Proceeds from repayment of related party notes receivable	18,330	—
Funding of business acquisition	(314,168)	—
Distributions in excess of earnings from joint ventures	842	845
Native American development costs	(1,754)	(1,569)
Other, net	(1,566)	(2,109)
Net cash used in investing activities	(409,496)	(81,566)

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities:
Borrowings under credit agreement with original maturity dates greater than three months	1,847,500	55,000
(Payments) borrowings under credit agreements with original maturity dates of three months or less, net	(53,900)	45,000
Payments under credit agreements with original maturity dates greater than three months	(1,475,176)	(77,268)
Capital contributions	419,475	—
Distributions to members and noncontrolling interests	(127,939)	(197,822)
Deemed distributions	(389,054)	—
Payment of debt issuance costs	(39,815)	(796)
Payments on derivative instruments with other-than-insignificant financing elements	(10,831)	(7,125)
Payments on other debt	(22,142)	(2,666)
Other, net	(7,101)	(3,934)
Net cash provided by (used in) financing activities	141,017	(189,611)
Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
Decrease in cash and cash equivalents	(22,509)	(20,472)
Balance, beginning of period	116,623	123,316
Balance, end of period	$94,114	$102,844
Supplemental cash flow disclosures:
Cash paid for interest	$94,813	$101,686
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$27,408	$20,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization, Basis of Presentation and Significant Accounting Policies
Organization
Station Casinos LLC, a Nevada limited liability company (the “Company” or “Station”), is a gaming, development and management company. Including its recent acquisition of Palms Casino Resort ("Palms") in October 2016, Station owns and operates ten major hotel/casino properties and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. The Company also manages a casino in Sonoma County, California and a casino in Allegan County, Michigan, both on behalf of Native American tribes.
Acquisition of Fertitta Entertainment
In May 2016, the Company acquired all of the outstanding membership interests of Fertitta Entertainment LLC ("Fertitta Entertainment" and such transaction, the "Fertitta Entertainment Acquisition") for $460.0 million, which included $51.0 million paid in satisfaction of Fertitta Entertainment’s term loan and revolving credit facility on the closing date, $18.7 million paid to settle Fertitta Entertainment's liability-classified equity awards, and $1.3 million in assumed liabilities. The Fertitta Entertainment Acquisition was funded with proceeds received by the Company in connection with the initial public offering ("IPO") of Red Rock Resorts, Inc. ("Red Rock") and borrowings under the Company's revolving credit facility. Red Rock is a newly formed entity that holds all of the Company's voting interests and indirectly holds approximately 36% of the Company's economic interests through its ownership interest in Station Holdco LLC ("Station Holdco"), the holder of 100% of the Company's economic interests. Red Rock is designated as the Company's sole managing member and controls and operates all of the business and affairs of the Company. Station Holdco issued new LLC units (the "LLC Units") to Red Rock in exchange for $424.4 million in net proceeds from the IPO, and contributed $419.5 million of the proceeds to the Company, with the remaining $4.9 million used to reimburse the Company for deferred offering costs it had incurred in connection with the IPO. The IPO, the Fertitta Entertainment Acquisition, and the related reorganization transactions are referred to herein as the "IPO and Reorganization Transactions".
Prior to the Fertitta Entertainment Acquisition, Station had long-term management agreements with affiliates of Fertitta Entertainment to manage its properties. In connection with the Fertitta Entertainment Acquisition, the management agreements were terminated and Station entered into new employment agreements with its executive officers and other individuals who were employed by Fertitta Entertainment prior to the completion of the Fertitta Entertainment Acquisition.
Prior to the Fertitta Entertainment Acquisition, Station Holdco, Station and Fertitta Entertainment were controlled by brothers Frank J. Fertitta III, the Company’s Chairman and Chief Executive Officer, and Lorenzo J. Fertitta, a member of the Company’s then-existing board of managers, who collectively held a majority of the voting and economic interests in these entities. The Fertitta Entertainment Acquisition constituted an acquisition of an entity under common control and was accounted for at historical cost in a manner similar to a pooling of interests, which required the Company to recognize a deemed distribution of approximately $389.6 million to equity holders of Fertitta Entertainment. The accompanying condensed consolidated financial statements include the consolidation of Fertitta Entertainment for all periods presented.
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
Principles of Consolidation
The amounts shown in the accompanying condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries, including Fertitta Entertainment, as more fully described above, and MPM

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Enterprises, LLC ("MPM"), which is a 50% owned, consolidated variable interest entity ("VIE") that manages Gun Lake Casino. The financial position and results of operations attributable to third party holdings of MPM are reported within noncontrolling interest in the condensed consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.
Investments in Variable Interest Entities and Joint Ventures
The Company consolidates MPM because it directs the activities of MPM that most significantly impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that are significant to MPM, and as such, is MPM's primary beneficiary. The assets of MPM reflected in the Company's Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015 included intangible assets of $14.1 million and $21.7 million, respectively, and receivables of $3.2 million and $3.4 million, respectively. MPM's assets may be used only to settle MPM's obligations, and MPM's beneficial interest holders have no recourse to the general credit of the Company.
The Company has various investments in 50% owned joint ventures which are accounted for using the equity method, including three 50% owned smaller casino properties. Equity method investments at September 30, 2016 and December 31, 2015 also included $2.7 million and $6.3 million, respectively, of investments in certain restaurants at the Company's properties which are VIEs, of which the Company is not the primary beneficiary. In January 2016, one of these restaurants closed and the joint venture ended. The Company’s equity method investments are not, in the aggregate, material in relation to its financial position or results of operations.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Significant estimates incorporated into the Company's condensed consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated cash flows and other factors used in assessing the recoverability of goodwill, intangible assets and other long-lived assets, the estimated fair values of certain assets related to write-downs and impairments, the assumptions used in computing the grant date fair value of share-based compensation, the estimated reserve for self-insured claims, the estimated costs associated with the Company's player rewards program and the estimated liabilities related to litigation, claims and assessments. Actual results could differ from those estimates.
Discontinued Operations
During the fourth quarter of 2014, the Company's majority-owned consolidated subsidiary, Fertitta Interactive LLC ("Fertitta Interactive"), ceased operations. Fertitta Interactive previously operated online gaming in New Jersey and online poker in Nevada under the Ultimate Gaming and Ultimate Poker brands, respectively. The results of operations of Fertitta Interactive were reported in discontinued operations in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015, and the assets and liabilities of Fertitta Interactive were reported separately in the Condensed Consolidated Balance Sheet as of December 31, 2015. The Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 has not been adjusted for discontinued operations.
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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Recently Issued and Adopted Accounting Standards
In August 2016, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance intended to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows. The amendment addresses specific cash flow issues including the presentation and classification of debt prepayment or debt extinguishment costs and distributions received from equity method investees. The amended guidance also addresses the presentation and classification of separately identifiable cash flows and the application of the predominance principle. The amended guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2018. The Company is currently evaluating the impact this guidance will have on its statement of cash flows.
In March 2016, the FASB issued amended accounting guidance that simplifies certain aspects of the accounting for share-based payments, including income taxes, classification of awards as either equity or liabilities and classification within the statement of cash flows. The Company adopted this guidance during the second quarter of 2016 and the adoption had no impact on its financial position or results of operations.
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
2.    Acquisition of Palms Casino Resort
On October 1, 2016, the Company completed its purchase of Palms, a casino resort located in Las Vegas that offers lodging accommodations, gaming, dining, and entertainment. The Company acquired Palms for $312.5 million, which was adjusted by an estimated working capital adjustment, debt outstanding at closing, transaction expenses and certain other liabilities, resulting in a purchase price of $316.7 million, subject to a final working capital adjustment. Of this amount, $314.2 million was funded as of September 30, 2016 from cash on hand, which included approximately $130 million of borrowings under the Company's revolving credit facility and accordingly, was included in Other assets, net on the Condensed Consolidated Balance Sheet at September 30, 2016 until the October 1, 2016 acquisition date.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
As currently contemplated, the North Fork Project is expected to include approximately 2,000 slot machines, approximately 40 table games and several restaurants, and the cost of the project is expected to be between $250 million and $300 million. Development of the North Fork Project is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the Management Agreement by the Chairman of the National Indian Gaming Commission ("NIGC").
Under the Development Agreement, the Company will receive a development fee of 4% of the costs of construction and the costs of development of the North Fork Project (both as defined in the Development Agreement). Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. The Company will contribute significant financial support to the North Fork Project. Through September 30, 2016, the Company has paid approximately $28.8 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, secure the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of third-party financing or from the Mono's gaming revenues; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company's adoption of fresh-start reporting in 2011. At September 30, 2016, the carrying amount of the advances was $13.7 million.
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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at September 30, 2016. The Company's evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company's estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table outlines the Company's evaluation at September 30, 2016 of each of the critical milestones necessary to complete the North Fork Project.

As of September 30, 2016
Federally recognized as an Indian tribe by the Bureau of Indian Affairs ("BIA")	Yes
Date of recognition	Federal recognition was terminated in 1966 and restored in 1983.
Tribe has possession of or access to usable land upon which the project is to be built	The DOI accepted approximately 305 acres of land for the project into trust for the benefit of the Mono in February 2013.
Status of obtaining regulatory and governmental approvals:
Tribal–state compact
A compact was negotiated and signed by the Governor of California and the Mono in August 2012. The Compact was ratified by the California State Assembly and Senate in May 2013 and June 2013, respectively. Opponents of the North Fork Project qualified a referendum, “Proposition 48,” for a state-wide ballot challenging the legislature’s ratification of the Compact. In November 2014, Proposition 48 failed. The State took the position that the failure of Proposition 48 nullified the ratification of the Compact and, therefore, the Compact did not take effect under California law. In March 2015, the Mono filed suit against the State (see North Fork Rancheria of Mono Indians v. State of California) to obtain a compact with the State or procedures from the Assistant Secretary of the Interior for Indian Affairs under which Class III gaming may be conducted on the North Fork Site. In July 2016, the DOI issued Secretarial procedures (the “Secretarial Procedures”) pursuant to which the Mono may conduct Class III gaming on the North Fork Site.

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
Approval of management agreement by NIGC
In December 2015, the Mono submitted the Management Agreement, and certain related documents, to the NIGC. In July 2016, the Mono received a deficiency letter from the NIGC seeking additional information concerning the Management Agreement. Approval of the Management Agreement by the NIGC is expected to occur following the Mono’s response to the deficiency letter. The Company believes the Management Agreement will be approved because the terms and conditions thereof are consistent with the provisions of the Indian Gaming Regulatory Act.

Gaming licenses:
Type
The North Fork Project will include the operation of Class II and Class III gaming, which are allowed pursuant to the terms of the Secretarial Procedures and IGRA, following approval of the Management Agreement by the NIGC.

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
Stand Up For California! v. Dept. of the Interior. In December 2012, Stand Up for California!, several individuals and the Ministerial Association of Madera (collectively, the “Stand Up” plaintiffs) filed a complaint against the DOI, the BIA and the Secretary of Interior and Assistant Secretary of the Interior, in their official capacities, seeking to overturn the Secretary’s determination to take the North Fork Site into trust for the purposes of gaming (the “North Fork Determination”) and seeking declaratory and injunctive relief to prevent the United States from taking the North Fork Site into trust. The Mono filed a motion to intervene as a party to the lawsuit, which was granted. In January 2013, the Court denied the Stand Up plaintiffs’ Motion for Preliminary Injunction and the United States accepted the North Fork Site into trust for the benefit of the Mono in February 2013. The parties subsequently filed motions for summary judgment, oppositions to motions for summary judgment and responses thereto, all of which were filed by April 2015. On September 6, 2016, the Court denied the Stand Up plaintiffs' motions for summary judgment and granted the defendants' and the Mono's motions for summary judgment in part and dismissed the remainder of the Stand Up plaintiffs' claims.
Stand Up For California! v. Brown. In March 2013, Stand Up for California! and Barbara Leach, a local resident, filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against California Governor Edmund G. Brown, Jr., alleging that Governor Brown violated the California constitutional separation-of-powers doctrine when he concurred in the North Fork Determination. The complaint sought to vacate and set aside the Governor’s concurrence. Plaintiffs’ complaint was subsequently amended to include a challenge to the constitutionality of AB 277. The Mono intervened as a defendant in the lawsuit and both the State and the Mono filed demurrers to plaintiffs’ complaint. In March 2014, the court issued its Judgment of Dismissal dismissing plaintiffs’ amended complaint. In September 2014, plaintiffs filed their opening appellate brief appealing the Judgment of Dismissal. The State and the Mono subsequently filed their responsive briefs and the plaintiffs filed their reply brief in January 2015. Oral arguments were heard in July 2016. On August 25, 2016, the Appellate Court ordered the parties to submit supplemental briefs addressing questions arising from whether there is any legal significance to the fact that the North Fork Site was not “Indian lands” at the time the Compact was negotiated. The parties submitted their responses on September 15, 2016. On October 4, 2016, plaintiffs filed a motion to strike a portion of the Mono’s supplemental brief. The Mono submitted its response on October 19, 2016. It is anticipated that the Appellate Court will issue its ruling on or before December 14, 2016. Prior to the court’s issuing its Judgment of Dismissal, the Mono filed a Cross-Complaint against the State alleging that Proposition 48 was invalid and unenforceable to the extent that it purports to invalidate the legislative ratification of the Compact. The State and the plaintiffs filed demurrers seeking to dismiss the Cross-Complaint. In June 2014, the court sustained the plaintiffs’ and the State’s demurrers and dismissed the Mono’s Cross-Complaint. The Mono timely filed their notice of appeal for dismissal of the Cross-Complaint and in June 2015, filed their opening appellate brief. In September 2015, plaintiffs and the State filed their responsive briefs and in November 2015 the Mono filed its reply brief. In May 2016, the parties stipulated to the dismissal of the Mono’s appeal.
North Fork Rancheria of Mono Indians v. State of California. In March 2015, the Mono filed a complaint against the State alleging that the State violated 25 U.S.C. Section 2710(d)(7) et. seq. by failing to negotiate with the Mono in good faith to enter into a tribal-state compact governing Class III gaming on the Mono’s Indian lands. The compliant sought a declaration that the State failed to negotiate in good faith to enter into an enforceable tribal-state compact and an order directing the State to conclude an enforceable tribal-state compact within 60 days or submit to mediation. The Mono filed a motion for judgment on the pleadings in August 2015 and the State’s opposition and cross motion for judgment on the pleadings was filed in September 2015. In November 2015, the district court issued its order granting judgment in favor of the Mono and ordering the parties to conclude a compact within 60 days. The parties were unable to conclude a compact within such period and in January 2016 the district court filed its Order to Show Cause as to why the court should not order the parties to submit to mediation. In January 2016, the court also filed its order confirming the selection of a mediator and requiring the parties to submit their last, best offers for a compact to the mediator within ten days. In February 2016, the mediation was conducted and the mediator issued her decision selecting the Mono’s compact as the compact that best comports with the law and the orders from the district court. The State had 60 days in which to consent to the selected compact. The State failed to consent to the selected compact and in April 2016, the selected compact was submitted to the Secretary of the Interior for the adoption of procedures consistent with the terms of the selected compact to allow the Mono to conduct Class III gaming at the North Fork Site. In March 2016, the Picayune Rancheria of Chukchansi Indians (“Picayune”) filed a motion to intervene in the lawsuit. In April 2016, the Mono and the State filed briefs opposing the intervention. In June 2016, the court denied Picayune’s motion to intervene, but requested briefing on issues raised by Picayune and allowed Picayune to file a brief as an amicus curiae. The Mono, State and Picayune filed briefs and reply briefs on July 15, 2016 and July 22, 2016, respectively. On July 29, 2016, the DOI issued the Secretarial Procedures. In August 2016, the court entered judgment and closed this case. No appeal was filed.
Picayune Rancheria of Chukchansi Indians v. Brown. In March 2016, Picayune filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against Governor Edmund G. Brown,

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Jr., alleging that the referendum that invalidated the Compact also invalidated Governor Brown's concurrence with the North Fork Determination. The complaint seeks to vacate and set aside the Governor’s concurrence. In May, the Mono filed an ex-parte application to intervene in this case. In July 2016, the court granted the Mono’s application to intervene and the Mono filed a demurrer seeking to dismiss the case. Picayune filed its brief opposing the demurrer in September 2016, the Mono filed its reply brief on October 3, 2016, and oral arguments were scheduled for October 27, 2016. On October 20, 2016, the court vacated the hearing scheduled for October 27, 2016 in order to give the parties the opportunity to file briefs concerning the significance of the Third Appellate District Court of Appeal’s decision in United Auburn Indian Community of the Auburn Rancheria v. Brown. In that case, the appellate court ruled that Governor Brown had the power under state law to concur in the North Fork Determination. Picayune’s brief was due November 4, 2016 and the State and the Mono’s briefs are due on November 14, 2016. The court has indicated that it will issue a tentative decision by November 28, 2016.
Picayune Rancheria of Chukchansi Indians v. United States Department of Interior. In July 2016, Picayune filed a complaint in the United States District Court for the Eastern District of California for declaratory and injunctive relief against the DOI.  The complaint seeks a declaration that the North Fork Site does not come under one of the exceptions to the general prohibition against gaming on lands taken into trust after October 1988 set forth in IGRA and therefore is not eligible for gaming.  It also seeks a declaration that the North Fork Determination has expired because the legislature never ratified Governor Brown’s concurrence, and seeks injunctive relief prohibiting the DOI from taking any action under IGRA concerning the North Fork Site.  The Mono filed a motion to intervene in September 2016. The Department of Justice supported the Mono's intervention and Picayune failed to file any opposition. On October 24, 2016, the court granted the Mono's motion to intervene. A briefing schedule has been set pursuant to which the DOI will prepare the administrative record by December 14, 2016, and the parties would each file cross motions for summary judgment, with briefs due on January 20, February 21, March 21 and April 18, 2017.
4.    Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	September 30, 2016	December 31, 2015
$1.5 billion Term Loan B Facility, due June 8, 2023, interest at a margin above LIBOR or base rate (3.75% at September 30, 2016), net of unamortized discount and deferred issuance costs of $44.4 million at September 30, 2016	$1,451,802	$—
$225 million Term Loan A Facility, due June 8, 2021, interest at a margin above LIBOR or base rate (3.02% at September 30, 2016), net of unamortized discount and deferred issuance costs of $7.9 million at September 30, 2016	214,335	—
$685 million Revolving Credit Facility, due June 8, 2021, interest at a margin above LIBOR or base rate (3.33% at September 30, 2016)	130,000	—
$1.625 billion Term Loan B Facility, due March 1, 2020, interest at a margin above LIBOR or base rate (4.25% at December 31, 2015), net of unamortized discount and deferred issuance costs of $45.6 million at December 31, 2015	—	1,423,026
$350 million Revolving Credit Facility, due March 1, 2018, interest at a margin above LIBOR or base rate (6.00% at December 31, 2015)	—	20,000
$500 million 7.50% Senior Notes, due March 1, 2021, net of unamortized discount and deferred issuance costs of $9.9 million and $11.3 million at September 30, 2016 and December 31, 2015, respectively	490,096	488,735
Restructured Land Loan, due June 17, 2017, interest at a margin above LIBOR or base rate (5.02% and 3.92% at September 30, 2016 and December 31, 2015, respectively), net of unamortized discount of $0.8 million and $2.1 million, respectively	115,089	112,517
Other long-term debt, weighted-average interest of 3.83% and 4.46% at September 30, 2016 and December 31, 2015, respectively, net of unamortized deferred issuance costs of $0.4 million at December 31, 2015, maturity dates ranging from 2017 to 2027	35,252	110,919
Total long-term debt	2,436,574	2,155,197
Current portion of long-term debt	(47,160)	(88,937)
Total long-term debt, net	$2,389,414	$2,066,260
New Credit Facility
In June 2016, the Company entered into a new credit agreement (the “New Credit Facility”) consisting of a $225 million term loan A facility (the “Term A Facility”), a $1.5 billion term loan B facility (the “Term B Facility”) and a $685 million revolving credit facility (the "Revolver").

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

At September 30, 2016, the Company's borrowing availability under the Revolver, subject to continued compliance with the terms of the New Credit Facility, was $521.8 million, which was net of $130.0 million of outstanding borrowings and $33.2 million in outstanding letters of credit and similar obligations. The amount outstanding under the Revolver at September 30, 2016 was primarily used to fund the acquisition of Palms, as described in Note 2.
The Term A Facility and the Revolver will mature in June 2021. The Term B Facility will mature in June 2023. The Company must pay a 1.00% premium if it prepays the Term B Facility prior to June 8, 2017. The Company is required to make quarterly principal payments of $2.8 million on the Term A Facility and $3.8 million on the Term B Facility, in each case on the last day of each quarter. In addition, the Company is required to make mandatory payments of amounts outstanding under the New Credit Facility with the proceeds of certain casualty events, debt issuances, asset sales and equity issuances and, depending on its consolidated total leverage ratio, the Company is required to apply a portion of its excess cash flow to repay amounts outstanding under the New Credit Facility, which would reduce future quarterly principal payments.
The Term A Facility and debt incurred under the Revolver bear interest at a rate per annum, at the Company’s option, equal to either LIBOR plus an amount ranging from 1.75% to 2.75% or an alternate base rate plus an amount ranging from 0.75% up to 1.75%, depending on the Company’s consolidated total leverage ratio. The Term B Facility bears interest at a rate per annum, at the Company’s option, equal to either LIBOR plus 3.00%, or an alternate base rate plus 2.00%, subject to a minimum LIBOR rate of 0.75%. At September 30, 2016, the margin applicable to the Term A Facility and Revolver for LIBOR loans and alternate base rate loans was 2.50% and 1.50%, respectively.
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
The New Credit Facility also includes certain financial covenants, including the requirements that the Company maintain throughout the term of the New Credit Facility and measured as of the end of each quarter, a maximum consolidated total leverage ratio of not more than 6.50 to 1.00 for September 30, 2016 through June 30, 2017, 6.25 to 1.00 for September 30, 2017 through September 30, 2018, 5.75 to 1.00 for December 31, 2018 through March 31, 2019, 5.50 to 1.00 for June 30, 2019 through December 31, 2019 and 5.25 to 1.00 thereafter. The Company is also required to maintain an interest coverage ratio of not less than 2.50 to 1.00 measured on the last day of each quarter. A breach of the financial ratio covenants shall only become an event of default under the Term B Facility if the lenders providing the Term A Facility and the Revolver take certain affirmative actions after the occurrence of a default of such financial ratio covenants. At September 30, 2016, the Company's total leverage ratio was 4.92 to 1.00 and its interest coverage ratio was 4.50 to 1.00, both as defined in the New Credit Facility, and the Company believes it was in compliance with all applicable covenants.
The proceeds from the New Credit Facility were used to repay all amounts outstanding under the Company's $1.625 billion term loan facility and $350 million revolving credit facility (together, the "Prior Credit Facility"), which was terminated in June 2016. Such transactions are referred to herein as the “Refinancing Transaction”. The Company evaluated the Refinancing Transaction on a lender by lender basis and accounted for the portion of the transaction that did not meet the accounting criteria for debt extinguishment as a debt modification. As a result of the Refinancing Transaction, the Company recognized a $6.6 million loss on debt extinguishment and modification, which included $2.9 million in third-party fees and the write-off of $3.7 million in unamortized debt discount and debt issuance costs related to the extinguished principal amount under the Prior Credit Facility.
Restructured Land Loan
The current portion of long-term debt at September 30, 2016 and December 31, 2015 excluded amounts outstanding under the $105 million restructured land loan due June 2017 (the "Restructured Land Loan"). In July 2016, CV Propco LLC (“CV Propco”), a wholly owned subsidiary of the Company, entered into the First Loan Modification Agreement and Omnibus Amendment (the "Land Loan Amendment") with respect to the amended and restated credit agreement governing the Restructured Land Loan, by and among CV Propco, NP Tropicana LLC, NP Landco Holdco LLC, the Company, as guarantor, and the lenders party thereto (the "Land Loan Lenders"). Pursuant to the Land Loan Amendment, CV Propco has three one-year extension options. CV Propco exercised its first one-year option to extend the maturity date of the Restructured Land Loan from June 2016 to June 2017 and paid an extension fee of $1.2 million. During the first extension period, the Restructured Land Loan bears interest at a rate per annum, at CV Propco's option, equal to either LIBOR plus 4.50% or an alternate base rate plus

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.50%. In connection with the Restructured Land Loan, CV Propco entered into agreements that cap LIBOR at 1.50% with a combined notional amount of $117 million.
Pursuant to the Land Loan Amendment, the Land Loan Lenders agreed to release their lien on a parcel of land located on the northeast corner of Interstate 15 and Cactus Avenue in Las Vegas (the "Cactus Assemblage") upon a sale of the Cactus Assemblage that satisfies specified conditions. One of the conditions to the release of the Cactus Assemblage is a maximum loan to value ratio of 50% following such release, which the Company may satisfy by delivering a guaranty in an amount up to $40 million. In addition, if the Cactus Assemblage is sold on or before June 16, 2017: (i) beginning on June 17, 2017, and through all extension periods, interest will accrue at a rate equal to LIBOR plus 4.50% (as opposed to 5.50%) (ii) immediately upon closing of the sale, CV Propco will have the option of paying cash interest at a rate per annum of LIBOR plus 3.00% with the remaining interest to be paid in kind, and (iii) CV Propco and NP Tropicana LLC will have the option, exercisable on or before June 17, 2017, to repurchase the outstanding warrants to purchase 60% of the interests of CV Propco and NP Tropicana LLC that are currently held by the Land Loan Lenders for $4 million or to cancel such warrants for no consideration if the Restructured Land Loan is paid in full on or before June 17, 2017.
In order for CV Propco to execute the second and third one-year extension options, CV Propco is required to, among other things, pay an extension fee for each extension option equal to 1.00% of the Restructured Land Loan's then outstanding principal balance. CV Propco has the intent and ability to execute the second one-year extension option to extend the Restructured Land Loan's maturity date to June 17, 2018. Accordingly, the amounts outstanding under the Restructured Land Loan were excluded from the current portion of long-term debt at September 30, 2016.
Other Debt
Included in Other long-term debt at December 31, 2015, was $51.5 million of debt associated with Fertitta Entertainment's credit facility, which was fully repaid as part of the Fertitta Entertainment Acquisition. Fertitta Entertainment recognized a loss on debt extinguishment of $0.5 million in connection with the repayment. Also included in Other long-term debt at December 31, 2015 was $21.3 million in debt related to an aircraft owned by a consolidated subsidiary of Fertitta Entertainment. Fertitta Entertainment sold this subsidiary to a related party in April 2016, as described in Note 10. Accordingly, the Company did not assume the debt related to the aircraft.
5.    Derivative Instruments
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
Also in June 2016, the Company entered into 16 interest rate swaps with four different counterparties with maturity dates that run concurrently. The interest rate swaps each have one-year terms that run consecutively which began in July 2016 and will end in July 2020 with predetermined fixed pay rates that increase with each new term to more closely align with the one–month LIBOR forward curve as of the trade date of the swaps. The Company pays a weighted–average fixed rate of 0.85% during the first one-year term ending in July 2017, which will increase to a weighted–average rate of approximately 1.11%, 1.39%, and 1.69% in the second, third and fourth one-year terms, respectively. At September 30, 2016, the Company's interest rate swaps effectively converted $1.1 billion of the Company's variable interest rate debt (based on one-month LIBOR that is subject to a minimum of 0.75%) to a fixed rate of 3.85%.
The Company's interest rate swaps are presented on the Condensed Consolidated Balance Sheets at fair value. The fair value of the Company's derivative financial instruments as well as their classification on the Condensed Consolidated Balance

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Sheets is presented below (amounts in thousands):

	Balance Sheet Classification	Fair Value
		September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate swaps	Other accrued liabilities	$422	$—
Interest rate swaps	Interest rate swaps and other long–term liabilities	4,569	8,334
The Company defers the gain or loss on the effective portion of the change in fair value of its interest rate swaps as a component of other comprehensive income (loss) until the interest payments being hedged are recorded as interest expense, at which time the amounts in accumulated other comprehensive loss are reclassified as an adjustment to interest expense. At September 30, 2016, approximately $5.9 million of deferred losses from the Company's interest rate swaps is expected to be reclassified from accumulated other comprehensive loss into earnings during the next twelve months, which includes the amortization of deferred losses from the Company's discontinued interest rate swap. The Company recognizes the gain or loss on any ineffective portion of the change in fair value of its interest rate swaps in the period in which the change occurs as a component of Change in fair value of derivative instruments in the Condensed Consolidated Statements of Income.
Information about gains and losses on derivative financial instruments held by the Company and their location within the condensed consolidated financial statements is presented below (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive Loss (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2016	2015		2016	2015		2016	2015
Interest rate swaps	$(219)	$(2,157)	Interest expense, net	$(1,732)	$(1,057)	Change in fair value of derivative instruments	$—	$—

Derivatives in Cash Flow Hedging Relationships	Amount of Loss on Derivatives Recognized in Other Comprehensive Loss (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015		2016	2015
Interest rate swaps	$(7,346)	$(6,945)	Interest expense, net	$(3,333)	$(7,222)	Change in fair value of derivative instruments	$87	$(4)
The Company has not posted any collateral related to its interest rate swap agreements; however, the Company's obligations under the interest rate swap agreements are subject to the security and guarantee arrangements applicable to the credit agreement governing the New Credit Facility. The interest rate swap agreements contain a cross–default provision under which the Company could be declared in default on its obligation under such agreements if certain conditions of default exist on the New Credit Facility. At September 30, 2016, the termination value of the Company's interest rate swaps, including accrued interest, was a net liability of $5.6 million. Had the Company been in breach of the provisions of the interest rate swap agreements, it could have been required to pay the termination value to settle the obligations.

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

		Fair Value Measurement at Reporting Date Using
	Balance at September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$255	$255	$—	$—
Liabilities
Interest rate swaps	$4,991	$—	$4,991	$—

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (a)	$85	$85	$—	$—
Liabilities
Interest rate swaps	$8,334	$—	$8,334	$—
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
Assets Measured at Fair Value on a Nonrecurring Basis
During the nine months ended September 30, 2015, the Company recognized an impairment charge of $1.9 million to write down the carrying amount of a parcel of land in Las Vegas to its estimated fair value of $2.0 million.
Fair Value of Long-term Debt
The estimated fair value of the Company's long-term debt compared with its carrying amount is presented below (amounts in millions):

	September 30, 2016	December 31, 2015
Aggregate fair value	$2,534	$2,177
Aggregate carrying amount	2,437	2,155
The estimated fair value of the Company's long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Members' Equity
Changes in Members' Equity and Noncontrolling Interest
The changes in members' equity and noncontrolling interest for the nine months ended September 30, 2016 were as follows (amounts in thousands):

	Voting Units	Non-voting Units	Members' Equity	Accumulated Other Comprehensive Loss	Total Station Casinos LLC Members' Equity	Noncontrolling Interest	Total Members' Equity
Balances, December 31, 2015	$—	$—	$558,227	$(5,303)	$552,924	$20,785	$573,709
Capital contributions	—	—	419,475	—	419,475	—	419,475
Deemed distributions	—	—	(389,555)	—	(389,555)	—	(389,555)
Unrealized loss on interest rate swaps, net	—	—	—	(4,013)	(4,013)	—	(4,013)
Unrealized gain on available-for-sale securities	—	—	—	170	170	—	170
Share-based compensation	—	—	2,595	—	2,595	—	2,595
Net income	—	—	123,856	—	123,856	6,148	130,004
Distributions	—	—	(117,944)	—	(117,944)	(9,995)	(127,939)
Balances, September 30, 2016	$—	$—	$596,654	$(9,146)	$587,508	$16,938	$604,446
In May 2016, the Company received a capital contribution of $419.5 million from Station Holdco representing the net proceeds from Red Rock's IPO, which was used to pay the majority of the $460.0 million purchase price for the Fertitta Entertainment Acquisition. Deemed distributions represent the portion of the purchase price that was paid to the Fertitta Entertainment equity holders in connection with the Fertitta Entertainment Acquisition. See Note 1 for additional information.
At September 30, 2016, noncontrolling interest represented a 50% ownership interest in MPM and ownership interests of the former mezzanine lenders and former unsecured creditors of Station Casinos, Inc. that hold warrants to purchase membership interests in CV Propco and NP Tropicana LLC.
In November 2016, the Company announced that it would pay a cash distribution of $11.6 million to Station Holdco on November 30, 2016.
Changes in Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) balances by component for the nine months ended September 30, 2016 (amounts in thousands):

	Unrealized Loss on Interest Rate Swaps	Unrealized (Loss) Gain on Available-for-sale Securities	Total
Balances, December 31, 2015	$(5,279)	$(24)	$(5,303)
Other comprehensive (loss) income before reclassifications	(7,346)	170	(7,176)
Amounts reclassified from accumulated other comprehensive loss into income	3,333	—	3,333
Net current-period other comprehensive (loss) income	(4,013)	170	(3,843)
Balances, September 30, 2016	$(9,292)	$146	$(9,146)
8.    Share-Based Compensation
In connection with the IPO and Reorganization Transactions, Red Rock granted equity incentive awards to the Company's executive officers (other than the Company’s Chairman and Chief Executive Officer) and certain other employees pursuant to the Red Rock Resorts, Inc. 2016 Equity Incentive Plan (the "Equity Incentive Plan"), which is designed to attract, retain and motivate employees and to align the interests of those individuals with the interests of the Company. The awards consisted of (i) options to acquire 1,687,205 shares of Red Rock's Class A common stock (the "Class A common stock") and 166,492 restricted shares of Class A common stock. The options will vest in four annual installments of 25%, and the exercise price of the options is equal to the fair market value of the Class A common stock on the date of grant. The restricted shares generally will vest in installments of 50% in each of the third and fourth years following the grant date. In addition,

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

concurrently with the IPO, Red Rock issued 1,832,884 restricted shares of Class A common stock in substitution for Station Holdco profit units held by certain employees of the Company, of which 180,632 shares were unvested at the date of substitution. A total of 11,585,479 shares of Class A common stock are reserved for issuance under the Equity Incentive Plan.
    The following table presents information about share-based compensation awards under the Equity Incentive Plan:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average grant date fair value	Weighted-average exercise price
Issued in substitution for unvested Station Holdco profit units	180,632	$6.82	—	$—	$—
New awards	194,212	19.98	1,765,255	6.03	19.65
Vested during the period	(75,873)	6.84	—	—	—
Forfeited during the period	(7,504)	7.08	(27,333)	6.00	19.50
Outstanding at September 30, 2016	291,467	$15.58	1,737,922	$6.03	$19.65

The Company recognized share-based compensation expense of $1.3 million and $5.5 million, respectively, for the three and nine months ended September 30, 2016. For the post-IPO period from May 2, 2016 through September 30, 2016, the Company recognized $2.0 million of share-based compensation expense for awards issued under the Equity Incentive Plan. For the pre-IPO period from January 1, 2016 through May 1, 2016, the Company recognized share-based compensation expense of $3.5 million for awards issued under the three terminated plans described below. Share-based compensation expense was $4.2 million and $17.1 million, respectively, for the three and nine months ended September 30, 2015. At September 30, 2016, unrecognized share-based compensation cost was $12.9 million which is expected to be recognized over a weighted-average period of 3.4 years.
Prior to the IPO, the Company had three share-based compensation plans, which are described below. These plans were terminated in connection with the IPO and Reorganization Transactions.
Station Holdco Profit Units Plan
Under the Station Holdco Amended and Restated Profit Units Plan, profit units in Station Holdco were awarded to certain of the Company's employees, which were subject to service-based vesting. Holders of vested profit units were entitled to participate in Station Holdco's distributions, subject to certain preferred distribution rights of the LLC Unit holders. Restricted shares of Class A common stock were issued to current and former employees of the Company in substitution for all outstanding vested and unvested profit units on a value-for-value basis. Unvested restricted shares awarded in substitution for unvested Station Holdco profit units shall continue to vest under the same terms as the related profit unit awards.
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
FI Station Investor Profit Units Plan
Certain key executives of Fertitta Entertainment were issued profit interest awards by FI Station Investor LLC ("FI Station Investor") pursuant to the FI Station Investor Profit Units Plan (the "FI Profit Interests"). FI Station Investor is an affiliate of Frank J. Fertitta III and Lorenzo J. Fertitta. Holders of FI Profit Interests were entitled to participate in FI Station Investor's distributions, subject to the return of capital contributions made by the common unit holders and certain other preferred distribution rights. Immediately prior to the completion of the IPO, FI Station Investor distributed a portion of its LLC Units to holders of FI Profit Interests in settlement of such profit interests.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Write-downs and Other Charges, Net

Write-downs and other charges, net include various charges to record net losses on asset disposals and non-routine transactions, and consisted of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Transaction-related costs	$—	$3,716	$9,038	$4,363
Development costs	1,057	—	2,364	—
Loss on disposal of assets, net	159	1,010	2,361	1,441
Severance expense	163	317	787	847
Other, net	—	10	163	795
	$1,379	$5,053	$14,713	$7,446

Transaction-related costs included costs related to IPO-related advisory, legal and other costs that were not deferred as direct and incremental costs of the IPO, as well as costs related to the Fertitta Entertainment Acquisition. Development costs included costs associated with various development and acquisition activities, including the acquisition of Palms, as discussed in Note 2.

10.    Related Party Transactions
The Company has entered into various transactions with related parties, including credit agreements with certain lenders including Deutsche Bank AG Cayman Islands Branch (“Deutsche Bank”), which owns approximately 17% of the LLC Units, ground leases and other transactions, which are described in the Company's Annual Report on Form 10–K for the year ended December 31, 2015. During the nine months ended September 30, 2016, the Company entered into additional related party transactions including the Fertitta Entertainment Acquisition and the Refinancing Transaction, which are described in Notes 1 and 4, respectively. Other related party transactions are described below.
In April 2012, Fertitta Entertainment entered into a non-recourse secured note receivable due April 30, 2019 from Fertitta Investment LLC (“FI”), the parent of FI Station Investor LLC, an entity controlled by Frank J. Fertitta III and Lorenzo J. Fertitta, under which Fertitta Entertainment could lend or advance up to a maximum of $15.0 million. The principal balance accrued interest at an annual rate of 4.99%. The carrying amount of the note receivable was $17.6 million at December 31, 2015, which included unpaid interest of $2.7 million. The note receivable was paid in full in April 2016.
In May 2016, the Company reimbursed German American Capital Corporation ("GACC"), an indirect wholly owned subsidiary of Deutshe Bank, approximately $2.1 million for expenses incurred by GACC in connection with the IPO and Reorganization Transactions. Additionally, the Company paid a financial advisory fee in the amount of $4.0 million to Deutsche Bank Corporate Finance for services provided in connection with the IPO and Reorganization Transactions.
Fertitta Entertainment entered into various agreements for partial use of and to share in the cost of aircraft with Fertitta Enterprises, Inc., a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust. Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III and Lorenzo J. Fertitta. The agreements were terminated in April 2016. Selling, general and administrative expenses related to these agreements were $1.1 million for the nine months ended September 30, 2016, and $0.5 million and $1.7 million for the three and nine months ended September 30, 2015, respectively.
In April 2016, Fertitta Entertainment sold all of the outstanding membership interest in FE Aviation II LLC ("FE Aviation") to Fertitta Business Management LLC, an entity controlled by Frank J. Fertitta III and Lorenzo J. Fertitta for $8.0 million. The carrying amount of FE Aviation exceeded the sales price by approximately $0.5 million, which was recognized as a deemed distribution.
11.    Commitments and Contingencies
The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of any legal matters and litigation inherently involves significant costs.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Segments
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
The Company utilizes Adjusted EBITDA as the primary measure of each of its properties’ performance. The Company’s segment information and a reconciliation of Adjusted EBITDA to net income is presented below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues
Las Vegas operations	$318,253	$299,539	$972,587	$936,585
Native American management	27,597	22,619	81,404	63,288
Reportable segment net revenues	345,850	322,158	1,053,991	999,873
Corporate and other	1,290	1,439	3,882	4,311
Net revenues	$347,140	$323,597	$1,057,873	$1,004,184

Adjusted EBITDA (a)
Las Vegas operations	$94,322	$87,179	$317,959	$300,261
Native American management	21,624	16,576	62,152	45,332
Reportable segment Adjusted EBITDA	115,946	103,755	380,111	345,593
Corporate and other	(5,337)	(7,901)	(17,613)	(20,007)
Adjusted EBITDA	110,609	95,854	362,498	325,586

Other operating (expense) income
Preopening	(10)	(707)	(731)	(1,121)
Depreciation and amortization	(36,240)	(32,893)	(114,103)	(103,896)
Share-based compensation	(1,301)	(4,239)	(5,523)	(17,097)
Donation to UNLV	—	—	—	(2,500)
Asset impairment	—	(100)	—	(2,101)
Write-downs and other charges, net	(1,379)	(5,053)	(14,713)	(7,446)
Settlement agreement	—	—	1,133	—
Adjusted EBITDA attributable to MPM noncontrolling interest	3,715	4,207	13,047	12,559
Operating income and earnings from joint ventures	75,394	57,069	241,608	203,984
Other (expense) income
Interest expense, net	(35,275)	(36,053)	(104,421)	(109,030)
Loss on extinguishment/modification of debt	(186)	—	(7,270)	(90)
Change in fair value of derivative instruments	—	—	87	(4)
Income from continuing operations	39,933	21,016	130,004	94,860
Discontinued operations	—	(6)	—	(171)
Net income	$39,933	$21,010	$130,004	$94,689

________________________________________________________

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(a)
Adjusted EBITDA includes net income plus preopening, depreciation and amortization, share-based compensation, a donation to UNLV, asset impairment, write-downs and other charges, net, interest expense, net, loss on extinguishment/modification of debt and change in fair value of derivative instruments, and excludes the impact of a settlement agreement, Adjusted EBITDA attributable to the noncontrolling interests of MPM and discontinued operations.

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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS SEPTEMBER 30, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,115	$88,129	$—	$91,244	$2,870	$—	$94,114
Receivables, net	2,123	29,046	—	31,169	3,948	—	35,117
Intercompany receivables	3,510	—	—	3,510	—	(3,510)	—
Advances to subsidiaries	16,911	—	(16,911)	—	—	—	—
Loans to parent	—	796,120	(796,120)	—	—	—	—
Inventories	—	9,285	—	9,285	136	—	9,421
Prepaid gaming tax	—	20,518	—	20,518	137	—	20,655
Prepaid expenses and other current assets	7,721	3,105	—	10,826	171	—	10,997
Assets held for sale	—	2,000	—	2,000	19,020	—	21,020
Total current assets	33,380	948,203	(813,031)	168,552	26,282	(3,510)	191,324
Property and equipment, net	74,810	2,056,333	—	2,131,143	9,970	—	2,141,113
Goodwill	1,234	194,442	—	195,676	—	—	195,676
Intangible assets, net	1,045	121,148	—	122,193	14,054	—	136,247
Land held for development	—	83,700	—	83,700	80,000	—	163,700
Investments in joint ventures	—	10,674	—	10,674	—	—	10,674
Native American development costs	—	13,717	—	13,717	—	—	13,717
Investments in subsidiaries	3,283,439	7,401	(3,297,660)	(6,820)	—	6,820	—
Other assets, net	345,250	16,034	—	361,284	1,001	—	362,285
Total assets	$3,739,158	$3,451,652	$(4,110,691)	$3,080,119	$131,307	$3,310	$3,214,736

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) SEPTEMBER 30, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$6,385	$18,651	$—	$25,036	$409	$—	$25,445
Accrued interest payable	7,287	21	—	7,308	16	—	7,324
Other accrued liabilities	16,820	111,896	—	128,716	2,165	—	130,881
Intercompany payables	—	—	—	—	3,510	(3,510)	—
Loans from subsidiaries	796,120	—	(796,120)	—	—	—	—
Advances from parent	—	16,911	(16,911)	—	—	—	—
Current portion of long-term debt	45,910	1,250	—	47,160	—	—	47,160
Total current liabilities	872,522	148,729	(813,031)	208,220	6,100	(3,510)	210,810
Long-term debt, less current portion	2,272,670	1,655	—	2,274,325	115,089	—	2,389,414
Deficit investment in joint venture	—	2,258	—	2,258	—	—	2,258
Interest rate swaps and other long-term liabilities	6,458	1,350	—	7,808	—	—	7,808
Total liabilities	3,151,650	153,992	(813,031)	2,492,611	121,189	(3,510)	2,610,290
Members' equity:
Total Station Casinos LLC members' equity (deficit)	587,508	3,297,660	(3,297,660)	587,508	(6,820)	6,820	587,508
Noncontrolling interest	—	—	—	—	16,938	—	16,938
Total members' equity	587,508	3,297,660	(3,297,660)	587,508	10,118	6,820	604,446
Total liabilities and members' equity	$3,739,158	$3,451,652	$(4,110,691)	$3,080,119	$131,307	$3,310	$3,214,736

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,897	$107,114	$—	$113,011	$3,415	$—	$116,426
Receivables, net	2,171	28,636	(151)	30,656	4,878	(29)	35,505
Intercompany receivables	3,143	—	—	3,143	—	(3,143)	—
Advances to subsidiaries	110,928	—	(110,928)	—	—	—	—
Loans to parent	—	660,574	(660,574)	—	—	—	—
Inventories	25	10,193	—	10,218	111	—	10,329
Prepaid gaming tax	—	19,366	—	19,366	138	—	19,504
Prepaid expenses and other current assets	6,167	2,470	—	8,637	228	—	8,865
Assets held for sale	—	2,000	—	2,000	19,020	—	21,020
Current assets of discontinued operations	—	—	—	—	197	—	197
Total current assets	128,331	830,353	(771,653)	187,031	27,987	(3,172)	211,846
Property and equipment, net	73,254	2,056,475	—	2,129,729	10,931	—	2,140,660
Goodwill	1,234	194,442	—	195,676	—	—	195,676
Intangible assets, net	1,045	127,249	—	128,294	21,703	—	149,997
Land held for development	—	83,700	—	83,700	80,000	—	163,700
Investments in joint ventures	—	10,955	—	10,955	3,036	—	13,991
Native American development costs	—	11,908	—	11,908	—	—	11,908
Related party note receivable	—	17,568	—	17,568	—	—	17,568
Investments in subsidiaries	3,013,544	11,248	(3,019,569)	5,223	—	(5,223)	—
Other assets, net	10,103	16,091	—	26,194	571	—	26,765
Total assets	$3,227,511	$3,359,989	$(3,791,222)	$2,796,278	$144,228	$(8,395)	$2,932,111

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) DECEMBER 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$8,679	$14,973	$—	$23,652	$606	$—	$24,258
Accrued interest payable	13,260	141	—	13,401	12	—	13,413
Other accrued liabilities	16,524	114,026	(151)	130,399	1,829	(29)	132,199
Intercompany payables	—	—	—	—	3,142	(3,142)	—
Loans from subsidiaries	660,574	—	(660,574)	—	—	—	—
Advances from parent	—	110,928	(110,928)	—	—	—	—
Current portion of long-term debt	82,115	6,822	—	88,937	—	—	88,937
Current liabilities of discontinued operations	—	—	—	—	114	(1)	113
Total current liabilities	781,152	246,890	(771,653)	256,389	5,703	(3,172)	258,920
Long-term debt, less current portion	1,883,601	70,142	—	1,953,743	112,517	—	2,066,260
Deficit investment in joint venture	—	2,255	—	2,255	—	—	2,255
Interest rate swaps and other long-term liabilities	9,834	21,133	—	30,967	—	—	30,967
Total liabilities	2,674,587	340,420	(771,653)	2,243,354	118,220	(3,172)	2,358,402
Members' equity:
Total Station Casinos LLC members' equity	552,924	3,019,569	(3,019,569)	552,924	5,223	(5,223)	552,924
Noncontrolling interest	—	—	—	—	20,785	—	20,785
Total members' equity	552,924	3,019,569	(3,019,569)	552,924	26,008	(5,223)	573,709
Total liabilities and members' equity	$3,227,511	$3,359,989	$(3,791,222)	$2,796,278	$144,228	$(8,395)	$2,932,111

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$230,921	$—	$230,921	$1,663	$—	$232,584
Food and beverage	—	63,406	—	63,406	145	—	63,551
Room	—	30,893	—	30,893	1,299	—	32,192
Other	—	18,370	—	18,370	2,510	(3,417)	17,463
Management fees	1,848	15,626	—	17,474	10,347	(119)	27,702
Gross revenues	1,848	359,216	—	361,064	15,964	(3,536)	373,492
Promotional allowances	—	(26,234)	—	(26,234)	(118)	—	(26,352)
Net revenues	1,848	332,982	—	334,830	15,846	(3,536)	347,140

Operating costs and expenses:
Casino	—	89,502	—	89,502	586	—	90,088
Food and beverage	—	44,861	—	44,861	27	—	44,888
Room	—	11,391	—	11,391	645	—	12,036
Other	—	5,330	—	5,330	1,081	—	6,411
Selling, general and administrative	7,311	70,853	—	78,164	6,293	(3,417)	81,040
Preopening	—	10	—	10	—	—	10
Depreciation and amortization	3,757	29,402	—	33,159	3,081	—	36,240
Management fee expense	—	—	—	—	119	(119)	—
Write-downs and other charges, net	1,073	306	—	1,379	—	—	1,379
	12,141	251,655	—	263,796	11,832	(3,536)	272,092

Operating (loss) income	(10,293)	81,327	—	71,034	4,014	—	75,048
Earnings (losses) from subsidiaries	81,073	1,544	(83,019)	(402)	—	402	—
Earnings from joint ventures	—	346	—	346	—	—	346
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	70,780	83,217	(83,019)	70,978	4,014	402	75,394

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Continued) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other expense:
Interest expense, net	(32,391)	(198)	—	(32,589)	(2,686)	—	(35,275)
Loss on extinguishment/modification of debt	—	—	—	—	(186)	—	(186)
	(32,391)	(198)	—	(32,589)	(2,872)	—	(35,461)
Net income	38,389	83,019	(83,019)	38,389	1,142	402	39,933
Less: net income attributable to noncontrolling interests	—	—	—	—	1,544	—	1,544
Net income (loss) attributable to Station Casinos LLC	$38,389	$83,019	$(83,019)	$38,389	$(402)	$402	$38,389
Comprehensive income (loss) attributable to Station Casinos LLC	$40,031	$83,019	$(83,019)	$40,031	$(402)	$402	$40,031

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$218,333	$—	$218,333	$1,528	$—	$219,861
Food and beverage	—	59,333	—	59,333	146	—	59,479
Room	—	28,607	—	28,607	1,058	—	29,665
Other	2	16,173	—	16,175	2,779	(1,851)	17,103
Management fees	1,487	11,842	(131)	13,198	9,627	(97)	22,728
Gross revenues	1,489	334,288	(131)	335,646	15,138	(1,948)	348,836
Promotional allowances	—	(25,129)	—	(25,129)	(110)	—	(25,239)
Net revenues	1,489	309,159	(131)	310,517	15,028	(1,948)	323,597

Operating costs and expenses:
Casino	—	84,495	—	84,495	596	—	85,091
Food and beverage	—	39,364	—	39,364	79	—	39,443
Room	—	11,055	—	11,055	617	—	11,672
Other	—	5,185	—	5,185	1,314	—	6,499
Selling, general and administrative	3,425	79,740	(131)	83,034	4,140	(1,851)	85,323
Preopening	—	707	—	707	—	—	707
Depreciation and amortization	3,221	26,590	—	29,811	3,082	—	32,893
Management fee expense	—	—	—	—	97	(97)	—
Asset impairment	—	100	—	100	—	—	100
Write-downs and other charges, net	4,594	456	—	5,050	3	—	5,053
	11,240	247,692	(131)	258,801	9,928	(1,948)	266,781
Operating (loss) income	(9,751)	61,467	—	51,716	5,100	—	56,816
Earnings (losses) from subsidiaries	59,822	1,947	(61,992)	(223)	—	223	—
Earnings (losses) from joint ventures	—	413	—	413	(160)	—	253
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	50,071	63,827	(61,992)	51,906	4,940	223	57,069

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Continued) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other (expense) income:
Interest expense, net	(31,008)	(1,836)	—	(32,844)	(3,209)	—	(36,053)
Change in fair value of derivative instruments	(1)	1	—	—	—	—	—
	(31,009)	(1,835)	—	(32,844)	(3,209)	—	(36,053)
Income from continuing operations	19,062	61,992	(61,992)	19,062	1,731	223	21,016
Discontinued operations	—	—	—	—	(6)	—	(6)
Net income	19,062	61,992	(61,992)	19,062	1,725	223	21,010
Less: net income attributable to noncontrolling interests	—	—	—	—	1,948	—	1,948
Net income (loss) attributable to Station Casinos LLC	$19,062	$61,992	$(61,992)	$19,062	$(223)	$223	$19,062
Comprehensive income (loss) attributable to Station Casinos LLC	$17,968	$61,483	$(61,483)	$17,968	$(223)	$223	$17,968

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$700,976	$—	$700,976	$5,175	$—	$706,151
Food and beverage	—	196,120	—	196,120	459	—	196,579
Room	—	96,035	—	96,035	3,520	—	99,555
Other	—	52,674	—	52,674	7,163	(7,487)	52,350
Management fees	5,002	45,450	—	50,452	31,697	(343)	81,806
Gross revenues	5,002	1,091,255	—	1,096,257	48,014	(7,830)	1,136,441
Promotional allowances	—	(78,209)	—	(78,209)	(359)	—	(78,568)
Net revenues	5,002	1,013,046	—	1,018,048	47,655	(7,830)	1,057,873

Operating costs and expenses:
Casino	—	264,735	—	264,735	1,760	—	266,495
Food and beverage	—	131,809	—	131,809	104	—	131,913
Room	—	34,454	—	34,454	1,860	—	36,314
Other	—	15,499	—	15,499	2,939	—	18,438
Selling, general and administrative	15,794	211,551	—	227,345	15,086	(7,487)	234,944
Preopening	—	731	—	731	—	—	731
Depreciation and amortization	10,954	93,883	—	104,837	9,266	—	114,103
Management fee expense	—	—	—	—	343	(343)	—
Write-downs and other charges, net	11,288	3,458	—	14,746	(33)	—	14,713
	38,036	756,120	—	794,156	31,325	(7,830)	817,651

Operating (loss) income	(33,034)	256,926	—	223,892	16,330	—	240,222
Earnings from subsidiaries	256,863	6,148	(262,337)	674	—	(674)	—
Earnings from joint ventures	—	1,386	—	1,386	—	—	1,386
Operating (loss) income and earnings from subsidiaries and joint ventures	223,829	264,460	(262,337)	225,952	16,330	(674)	241,608

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Continued) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other (expense) income:
Interest expense, net	(93,465)	(1,634)	—	(95,099)	(9,322)	—	(104,421)
Loss on extinguishment/modification of debt	(6,595)	(489)	—	(7,084)	(186)	—	(7,270)
Change in fair value of derivative instruments	87	—	—	87	—	—	87
	(99,973)	(2,123)	—	(102,096)	(9,508)	—	(111,604)
Net income	123,856	262,337	(262,337)	123,856	6,822	(674)	130,004
Less: net income attributable to noncontrolling interests	—	—	—	—	6,148	—	6,148
Net income attributable to Station Casinos LLC	$123,856	$262,337	$(262,337)	$123,856	$674	$(674)	$123,856
Comprehensive income attributable to Station Casinos LLC	$120,013	$262,337	$(262,337)	$120,013	$674	$(674)	$120,013

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$678,562	$—	$678,562	$5,036	$—	$683,598
Food and beverage	—	187,092	—	187,092	473	—	187,565
Room	—	89,464	—	89,464	2,847	—	92,311
Other	5	50,204	—	50,209	8,147	(5,431)	52,925
Management fees	4,330	31,171	(173)	35,328	28,679	(304)	63,703
Gross revenues	4,335	1,036,493	(173)	1,040,655	45,182	(5,735)	1,080,102
Promotional allowances	—	(75,550)	—	(75,550)	(368)	—	(75,918)
Net revenues	4,335	960,943	(173)	965,105	44,814	(5,735)	1,004,184

Operating costs and expenses:
Casino	—	255,457	—	255,457	1,812	—	257,269
Food and beverage	—	121,035	—	121,035	162	—	121,197
Room	—	32,976	—	32,976	1,786	—	34,762
Other	—	15,843	—	15,843	3,694	—	19,537
Selling, general and administrative	10,838	236,519	(173)	247,184	12,188	(5,431)	253,941
Preopening	—	1,121	—	1,121	—	—	1,121
Depreciation and amortization	8,988	85,645	—	94,633	9,263	—	103,896
Management fee expense	—	—	—	—	304	(304)	—
Asset impairment	201	1,900	—	2,101	—	—	2,101
Write-downs and other charges, net	6,977	(604)	—	6,373	1,073	—	7,446
	27,004	749,892	(173)	776,723	30,282	(5,735)	801,270

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Continued) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating (loss) income	(22,669)	211,051	—	188,382	14,532	—	202,914
Earnings (losses) from subsidiaries	206,419	5,705	(213,466)	(1,342)	—	1,342	—
Earnings (losses) from joint ventures	—	1,562	—	1,562	(492)	—	1,070
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	183,750	218,318	(213,466)	188,602	14,040	1,342	203,984

Other expense:
Interest expense, net	(94,788)	(4,761)	—	(99,549)	(9,481)	—	(109,030)
Loss on extinguishment/modification of debt	—	(90)	—	(90)	—	—	(90)
Change in fair value of derivative instruments	(3)	(1)	—	(4)	—	—	(4)
	(94,791)	(4,852)	—	(99,643)	(9,481)	—	(109,124)
Income from continuing operations	88,959	213,466	(213,466)	88,959	4,559	1,342	94,860
Discontinued operations	—	—	—	—	(171)	—	(171)
Net income	88,959	213,466	(213,466)	88,959	4,388	1,342	94,689
Less: net income attributable to noncontrolling interests	—	—	—	—	5,730	—	5,730
Net income (loss) attributable to Station Casinos LLC	$88,959	$213,466	$(213,466)	$88,959	$(1,342)	$1,342	$88,959
Comprehensive income (loss) attributable to Station Casinos LLC	$89,365	$210,338	$(210,338)	$89,365	$(1,342)	$1,342	$89,365

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(106,926)	$331,062	$—	$224,136	$21,834	$—	$245,970
Cash flows from investing activities:
Capital expenditures, net of related payables	(14,894)	(104,185)	—	(119,079)	(427)	—	(119,506)
Proceeds from asset sales	—	8,324	—	8,324	2	—	8,326
Proceeds from repayment of related party notes receivable	—	18,330	—	18,330	—	—	18,330
Funding of business acquisition	(314,168)	—	—	(314,168)	—	—	(314,168)
Distributions in excess of earnings from joint ventures	—	842	—	842	—	—	842
Distributions from subsidiaries	58,908	9,995	(58,908)	9,995	—	(9,995)	—
Proceeds from repayment of advances to subsidiaries, net	96,107	—	(96,107)	—	—	—	—
Loans to parent, net	—	(135,546)	135,546	—	—	—	—
Native American development costs	—	(1,754)	—	(1,754)	—	—	(1,754)
Investment in subsidiaries	(70,174)	—	69,696	(478)	—	478	—
Other, net	29	(1,108)	—	(1,079)	(487)	—	(1,566)
Net cash used in investing activities	(244,192)	(205,102)	50,227	(399,067)	(912)	(9,517)	(409,496)
Cash flows from financing activities:
Borrowings under credit agreement with original maturity dates greater than three months	1,847,500	—	—	1,847,500	—	—	1,847,500
Payments under credit agreements with original maturities of three months or less, net	(20,000)	(33,900)	—	(53,900)	—	—	(53,900)
Payments under credit agreements with original maturities greater than three months	(1,475,176)	—	—	(1,475,176)	—	—	(1,475,176)
Capital contributions from parent	419,475	69,696	(69,696)	419,475	478	(478)	419,475
Distributions to members and noncontrolling interests	(117,944)	(58,908)	58,908	(117,944)	(19,990)	9,995	(127,939)
Deemed distributions	(389,054)	—	—	(389,054)	—	—	(389,054)
Payment of debt issuance costs	(38,472)	—	—	(38,472)	(1,343)	—	(39,815)
Payments on derivative instruments with other-than-insignificant financing elements	(10,831)	—	—	(10,831)	—	—	(10,831)
Loans from subsidiaries, net	135,546	—	(135,546)	—	—	—	—
Payments on advances from parent, net	—	(96,107)	96,107	—	—	—	—
Payments on other debt	(1,607)	(19,726)	—	(21,333)	(809)	—	(22,142)
Other, net	(1,101)	(6,000)	—	(7,101)	—	—	(7,101)
Net cash provided by (used in) financing activities	348,336	(144,945)	(50,227)	153,164	(21,664)	9,517	141,017

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents:
Decrease in cash and cash equivalents	(2,782)	(18,985)	—	(21,767)	(742)	—	(22,509)
Balance, beginning of period	5,897	107,114	—	113,011	3,612	—	116,623
Balance, end of period	$3,115	$88,129	$—	$91,244	$2,870	$—	$94,114
Supplemental cash flow disclosures:
Cash paid for interest	$88,685	$1,348	$—	$90,033	$4,780	$—	$94,813
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$4,328	$22,732	$—	$27,060	$348	$—	$27,408

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(91,553)	$320,891	$—	$229,338	$21,367	$—	$250,705
Cash flows from investing activities:
Capital expenditures, net of related payables	(17,985)	(85,204)	—	(103,189)	(700)	—	(103,889)
Proceeds from asset sales	13	24,446	—	24,459	697	—	25,156
Distributions in excess of earnings from joint ventures	—	845	—	845	—	—	845
Distributions from subsidiaries	20,949	9,690	(20,949)	9,690	—	(9,690)	—
Proceeds from repayment of advances to subsidiaries, net	142,543	—	(142,543)	—	—	—	—
Loans to parent, net	—	(121,519)	121,519	—	—	—	—
Native American development costs	—	(1,569)	—	(1,569)	—	—	(1,569)
Investments in subsidiaries	(29)	—	—	(29)	—	29	—
Other, net	(876)	(1,176)	—	(2,052)	(57)	—	(2,109)
Net cash provided by (used in) investing activities	144,615	(174,487)	(41,973)	(71,845)	(60)	(9,661)	(81,566)
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	—	55,000	—	55,000	—	—	55,000
Borrowings under credit agreements with original maturities of three months or less, net	45,000	—	—	45,000	—	—	45,000
Payments under credit agreements with original maturities greater than three months	(73,215)	(1,500)	—	(74,715)	(2,553)	—	(77,268)
Capital contributions from parent	—	—	—	—	29	(29)	—
Distributions to members and noncontrolling interests	(145,700)	(63,632)	20,949	(188,383)	(19,129)	9,690	(197,822)
Payment of debt issuance costs	—	(796)	—	(796)	—	—	(796)
Payments on derivative instruments with other-than-insignificant financing elements	(6,049)	(1,076)	—	(7,125)	—	—	(7,125)
Loans from subsidiaries, net	121,519	—	(121,519)	—	—	—	—
Payments on advances from parent, net	—	(142,543)	142,543	—	—	—	—
Payments on other debt	(1,507)	(1,159)	—	(2,666)	—	—	(2,666)
Other, net	(3,231)	(703)	—	(3,934)	—	—	(3,934)
Net cash used in financing activities	(63,183)	(156,409)	41,973	(177,619)	(21,653)	9,661	(189,611)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
Decrease in cash and cash equivalents	(10,121)	(10,005)	—	(20,126)	(346)	—	(20,472)
Balance, beginning of period	13,554	105,189	—	118,743	4,573	—	123,316
Balance, end of period	$3,433	$95,184	$—	$98,617	$4,227	$—	$102,844
Supplemental cash flow disclosures:
Cash paid for interest	$96,423	$2,333	$—	$98,756	$2,930	$—	$101,686
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$8,754	$11,244	$—	$19,998	$83	$—	$20,081

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
Overview
Station Casinos LLC ("us," "we," "our," or the "Company") is a gaming, development and management company established in 1976 that develops and operates casino entertainment properties. Including our most recent acquisition of Palms Casino Resort ("Palms") in October 2016, we own and operate ten major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned) in the Las Vegas regional market. In addition, we manage Graton Resort & Casino (‘‘Graton Resort’’) in Sonoma County, California and Gun Lake Casino (‘‘Gun Lake’’) in Allegan County, Michigan, both on behalf of Native American tribes.
In May 2016, we acquired all of the outstanding membership interests of Fertitta Entertainment LLC ("Fertitta Entertainment" and such transaction, the "Fertitta Entertainment Acquisition") for $460.0 million, which included $51.0 million paid in satisfaction of Fertitta Entertainment’s term loan and revolving credit facility on the closing date, $18.7 million paid to settle Fertitta Entertainment's liability-classified equity awards, and $1.3 million in assumed liabilities. The Fertitta Entertainment Acquisition was funded with proceeds we received in connection with the initial public offering ("IPO") of Red Rock Resorts, Inc. ("Red Rock") and borrowings under our revolving credit facility. Red Rock is a newly formed entity that holds all of our voting interests and indirectly holds approximately 36% of our economic interests through its ownership interest in Station Holdco LLC ("Station Holdco"), the holder of 100% of our economic interests. Red Rock is designated as our sole managing member and controls and operates all of our business and affairs. Station Holdco issued new LLC units (the "LLC Units") to Red Rock in exchange for $424.4 million in net proceeds from the IPO, and contributed $419.5 million of the proceeds to us, with the remaining $4.9 million used to reimburse us for deferred offering costs we had incurred in connection with the IPO.
Prior to the Fertitta Entertainment Acquisition, we had long-term management agreements with affiliates of Fertitta Entertainment to manage our properties. In connection with the Fertitta Entertainment Acquisition, the management agreements were terminated and we entered into new employment agreements with our executive officers and other individuals who were employed by Fertitta Entertainment prior to the completion of the Fertitta Entertainment Acquisition.
Prior to the Fertitta Entertainment Acquisition, Station Holdco, Station and Fertitta Entertainment were controlled by Frank J. Fertitta III, our Chairman and Chief Executive Officer, and Lorenzo J. Fertitta, a member of our then-existing board of managers, who collectively held a majority of the voting and economic interests in these entities. The Fertitta Entertainment Acquisition constituted an acquisition of an entity under common control and was accounted for at historical cost in a manner similar to a pooling of interests, which required us to recognize a deemed distribution of approximately $389.6 million to equity holders of Fertitta Entertainment. Our condensed consolidated financial statements include the consolidation of Fertitta Entertainment for all periods presented.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. The Las Vegas economy, although severely impacted by the recession and housing crisis that spanned from 2008 to 2011, began to stabilize in 2012 and, based on population and employment growth, is once again one of the fastest growing economies in the United States. Based on a recent U.S. Census Bureau release, Nevada was third among all states in percentage growth of population from June 2014 to July 2015. In addition, based on preliminary data for September 2016 from the U.S. Bureau of Labor Statistics, Las Vegas experienced a 2.3% year-over-year increase in employment to 944,700 which is an all-time high. This resulted in an unemployment rate of 5.8% which has declined from 14.1% in July 2011. Businesses and consumers in Las Vegas continue to increase their spending as evidenced by 38 consecutive months of year-over-year increases in taxable retail sales from July 2013 to July 2016. Home values have also improved significantly over the past several years with the median price of an existing single family home in Las Vegas up approximately 98% at September 2016 compared to January 2012, as reported by the Greater Las Vegas Association of Realtors.
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
Food and beverage revenue measures:

•	Average guest check is a measure of sales and represents the average amount spent per customer visit.

•	Number of guests served is an indicator of volume.
Room revenue measures:

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by total rooms available.

•	Average daily rate (“ADR”) is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms.

•	Revenue per available room is calculated by dividing total room revenue by total rooms available.

Results of Operations
Information about our results of operations is presented below (dollars in thousands):

	Three Months Ended September 30,		Percent change	Nine Months Ended September 30,		Percent change
	2016	2015		2016	2015
Net revenues	$347,140	$323,597	7.3%	$1,057,873	$1,004,184	5.3%
Operating income	75,048	56,816	32.1%	240,222	202,914	18.4%

Casino revenues	232,584	219,861	5.8%	706,151	683,598	3.3%
Casino expenses	90,088	85,091	5.9%	266,495	257,269	3.6%
Margin	61.3%	61.3%		62.3%	62.4%

Food and beverage revenues	63,551	59,479	6.8%	196,579	187,565	4.8%
Food and beverage expenses	44,888	39,443	13.8%	131,913	121,197	8.8%
Margin	29.4%	33.7%		32.9%	35.4%

Room revenues	32,192	29,665	8.5%	99,555	92,311	7.8%
Room expenses	12,036	11,672	3.1%	36,314	34,762	4.5%
Margin	62.6%	60.7%		63.5%	62.3%

Other revenues	17,463	17,103	2.1%	52,350	52,925	(1.1)%
Other expenses	6,411	6,499	(1.4)%	18,438	19,537	(5.6)%

Management fee revenue	27,702	22,728	21.9%	81,806	63,703	28.4%

Selling, general and administrative expenses	81,040	85,323	(5.0)%	234,944	253,941	(7.5)%
Percent of net revenues	23.3%	26.4%		22.2%	25.3%

Depreciation and amortization	36,240	32,893	10.2%	114,103	103,896	9.8%
Write-downs and other charges, net	1,379	5,053	n/m	14,713	7,446	n/m
Interest expense, net	35,275	36,053	(2.2)%	104,421	109,030	(4.2)%
Loss on extinguishment/modification of debt	(186)	—	n/m	(7,270)	(90)	n/m
Net income attributable to noncontrolling interests	1,544	1,948	(20.7)%	6,148	5,730	7.3%
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
Net Revenues. Net revenues for the three and nine months ended September 30, 2016 increased by 7.3% and 5.3%, respectively, as compared to the prior year periods primarily reflecting increases in casino, food and beverage, room and management fee revenue, all of which are discussed below.

Operating Income. Operating income increased by 32.1% and 18.4% for the three and nine months ended September 30, 2016, respectively, as compared to the prior year periods. Components of operating income for the three and nine month comparative periods are discussed below.
Casino.  Casino revenues increased by 5.8% for the three months ended September 30, 2016 due to increases in all major casino departments. Casino revenues increased by 3.3% for the nine months ended September 30, 2016 as compared to the prior year period due to higher slot and table games revenue. The increase in slot revenue for the three and nine month periods was primarily attributable to a 3.8% increase in slot handle for both periods. Race and sports revenue was higher for the three months ended September 30, 2016 due to a 2.5 percentage point increase in hold percentage as compared to prior year. The increase in table games revenue for the nine months ended September 30, 2016 was primarily due to an increase in drop.
For the three and nine months ended September 30, 2016, casino expenses increased by 5.9% and 3.6%, respectively, as compared to the prior year periods, commensurate with the increase in revenues.
Food and Beverage.  For the three and nine months ended September 30, 2016, food and beverage revenue increased by 6.8% and 4.8%, respectively, as compared to the prior year periods largely due to the opening of several new restaurants. The average guest check increased 2.8% and 5.1% for the three and nine months ended September 30, 2016, respectively, as compared to the prior year periods and covers increased by 4.4% quarter over quarter. Food and beverage expenses increased by 13.8% and 8.8% for the three and nine months ended September 30, 2016, respectively, as compared to the prior year periods, primarily due to the addition of several new restaurants as well as additional product enhancements to our food and beverage offerings and service levels.
Room.  Information about our hotel operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Occupancy	94.4%	93.7%	94.3%	94.1%
Average daily rate	$83.13	$74.86	$85.72	$79.17
Revenue per available room	$78.44	$70.14	$80.82	$74.47
     For the three and nine months ended September 30, 2016, room revenues increased by 8.5% and 7.8%, respectively, primarily due to an increase of 11.0% and 8.3%, respectively, in ADR as compared to the prior year periods. Room expenses increased by 3.1% and 4.5% for the three and nine months ended September 30, 2016 as compared to the prior year periods commensurate with the increase in revenues.
Other.  Other revenues primarily represent revenues from tenant leases, retail outlets, bowling, spas and entertainment. Other revenues increased by $0.4 million for the three months ended September 30, 2016 and decreased by $0.6 million for the nine months ended September 30, 2016 as compared to the prior year periods. Other expenses decreased by $0.1 million and $1.1 million for the three and nine months ended September 30, 2016, respectively, as compared to the prior year periods.
Management Fee Revenue.  Management fee revenue primarily represents management and development fees earned from our management agreements with Graton Resort and Gun Lake. Management fee revenue increased 21.9% to $27.7 million for the three months ended September 30, 2016 as compared to $22.7 million for the prior year period. Management fee revenue increased 28.4% to $81.8 million for the nine months ended September 30, 2016 as compared to $63.7 million for the prior year period. The increases for both periods were due to improved results from both Graton Resort and Gun Lake. This improvement was related to increased casino revenues due to higher slot handle, as well as lower interest costs as a result of Graton Resort's debt refinancings. Graton Resort expects to open an expansion, which includes a 200-room hotel, convention space and other resort amenities, in November 2016. In addition, a casino expansion at Gun Lake is expected to open in the summer of 2017.
Management fee revenue also includes reimbursable costs, which represent amounts received or due under our management agreements with Native American tribes for the reimbursement of expenses, primarily payroll costs, that we incur on their behalf. We recognize reimbursable cost revenues on a gross basis with an offsetting amount charged to operating expenses. Reimbursable cost revenues for the three and nine months ended September 30, 2016 were $2.2 million and $6.1 million, respectively, and were $1.8 million and $5.3 million, for the three and nine months ended September 30, 2015, respectively.
Selling, General and Administrative ("SG&A"). For the three and nine months ended September 30, 2016, SG&A expenses decreased by $4.3 million and $19.0 million, respectively, or 5.0% and 7.5%, respectively, as compared to the prior year periods. The decreases were mainly due to lower compensation expense, including decreases in share-based compensation of $2.9 million and $11.6 million, respectively, as compared to the prior year periods. The decrease in SG&A for the nine month period was also due to a $2.5 million donation to UNLV in the prior year period and the impact of a $1.1 million settlement with a vendor in the current year period. These decreases were partially offset by increased advertising and promotions expense primarily related to the 10th anniversary celebration for our Red Rock property and the 40th anniversary of Palace Station.
Depreciation and Amortization.  For the three and nine months ended September 30, 2016, depreciation and amortization expense increased to $36.2 million and $114.1 million, respectively, as compared to $32.9 million and $103.9 million, respectively, for the prior year periods primarily due to remodeling projects, slot machines and related gaming equipment purchases, race and sports technology upgrades and information technology enhancements. Depreciation and amortization for the nine months ended September 30, 2016 also included accelerated depreciation related to remodeling projects.
Write-downs and Other Charges, net. Write-downs and other charges, net include various charges to record net losses on asset disposals and non-routine transactions, and consisted of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Transaction-related costs	$—	$3,716	$9,038	$4,363
Development costs	1,057	—	2,364	—
Loss on disposal of assets, net	159	1,010	2,361	1,441
Severance expense	163	317	787	847
Other, net	—	10	163	795
	$1,379	$5,053	$14,713	$7,446

Transaction-related costs included costs related to IPO-related advisory, legal and other costs that were not deferred as direct and incremental costs of the IPO, as well as costs related to the Fertitta Entertainment Acquisition. Development costs included costs associated with various development and acquisition activities, including the acquisition of Palms.
Interest Expense, net.  Interest expense, net for the three months ended September 30, 2016 decreased 2.2% to $35.3 million as compared to $36.1 million for the prior year period and decreased 4.2% to $104.4 million for the nine months ended September 30, 2016 as compared to $109.0 million for the prior year period. The decrease in interest expense for both periods was primarily a result of a lower interest rate from the refinancing of our credit facility, which was offset by increased borrowings. In June 2016, we refinanced our $1.625 billion term loan facility and our $350 million revolving credit facility (together, the "Prior Credit Facility") and terminated our interest rate swap. As a result of the debt refinancing, the stated interest rate on our term loan B facility decreased from 4.25% at December 31, 2015 to 3.75% at September 30, 2016. The decrease in interest expense, net for the nine months ended September 30, 2016 was also related to our interest rate swaps. In July 2015, one of our interest rate swaps matured and certain deferred losses that were being reclassified from accumulated other comprehensive loss into interest expense became fully amortized. For the nine months ended September 30, 2016, interest expense on our interest rate swaps was $3.3 million as compared to $7.2 million for the prior year period. See Notes 4 and 5 to the Condensed Consolidated Financial Statements for additional information on the debt refinancing and swap termination.
Loss on Extinguishment/Modification of Debt. For the three and nine months ended September 30, 2016, loss on extinguishment/modification of debt totaled $0.2 million and $7.3 million, respectively. Loss on extinguishment/modification of debt for the three months ended September 30, 2016 was related to the modification of CV Propco LLC's restructured land loan. Loss on extinguishment/modification of debt for the nine months ended September 30, 2016 was primarily related to the refinancing of our Prior Credit Facility in June 2016 by entering into a new credit agreement (the “New Credit Facility”) consisting of a $225 million term loan A facility (the “Term A Facility”), a $1.5 billion term loan B facility (the “Term B Facility”) and a $685 million revolving credit facility (the "Revolver"). As a result of the refinancing, we recognized a $6.6 million loss on extinguishment/modification of debt, which included $2.9 million in third-party fees and the write-off of $3.7 million in unamortized debt discount and debt issuance costs related to the extinguished principal amount under the Prior Credit Facility.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the portion of net income of MPM that is attributable to third party interests.

Adjusted EBITDA
Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 for our two reportable segments and a reconciliation of Adjusted EBITDA to net income is presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management arrangements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Adjusted EBITDA
Las Vegas operations	$94,322	$87,179	$317,959	$300,261
Native American management	21,624	16,576	62,152	45,332
Reportable segment Adjusted EBITDA	115,946	103,755	380,111	345,593
Corporate and other	(5,337)	(7,901)	(17,613)	(20,007)
Adjusted EBITDA	110,609	95,854	362,498	325,586

Other operating (expense) income
Preopening	(10)	(707)	(731)	(1,121)
Depreciation and amortization	(36,240)	(32,893)	(114,103)	(103,896)
Share-based compensation	(1,301)	(4,239)	(5,523)	(17,097)
Donation to UNLV	—	—	—	(2,500)
Asset impairment	—	(100)	—	(2,101)
Write-downs and other charges, net	(1,379)	(5,053)	(14,713)	(7,446)
Settlement agreement	—	—	1,133	—
Adjusted EBITDA attributable to MPM noncontrolling interest	3,715	4,207	13,047	12,559
Operating income and earnings from joint ventures	75,394	57,069	241,608	203,984
Other (expense) income
Interest expense, net	(35,275)	(36,053)	(104,421)	(109,030)
Loss on extinguishment/modification of debt	(186)	—	(7,270)	(90)
Change in fair value of derivative instruments	—	—	87	(4)
Income from continuing operations	39,933	21,016	130,004	94,860
Discontinued operations	—	(6)	—	(171)
Net income	$39,933	$21,010	$130,004	$94,689

The increase in Adjusted EBITDA for the three and nine months ended September 30, 2016 as compared to the prior year periods is due to the factors described above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to operating income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations excluding non-cash expenses, financing costs, and other non-operational items. Adjusted EBITDA includes net income plus preopening, depreciation and amortization, share-based compensation, a donation to UNLV, asset impairment, write-downs and other charges, net, interest expense, net, loss on extinguishment/modification of debt and change in fair value of derivative instruments, and excludes the impact of a settlement agreement, Adjusted EBITDA attributable to the noncontrolling interests of MPM and discontinued operations.
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
In June 2016, we refinanced our Prior Credit Facility and entered into the New Credit Facility, consisting of the $225 million Term A Facility, the $1.5 billion Term B Facility and the $685 million Revolver. The Term A Facility and the Revolver will mature in June 2021 and the Term B Facility will mature in June 2023. We must pay a 1.0% premium if we prepay the Term B Facility prior to June 8, 2017. We are required to make quarterly principal payments of $2.8 million on the Term A Facility and $3.8 million on the Term B Facility, in each case on the last day of each quarter. In addition, we are required to make mandatory payments of amounts outstanding under the New Credit Facility with the proceeds of certain casualty events, debt issuances, asset sales and equity issuances and, depending on our consolidated total leverage ratio, we are required to apply a portion of our excess cash flow to repay amounts outstanding under the New Credit Facility, which would reduce future quarterly principal payments.
The Term A Facility and debt incurred under the Revolver bear interest at a rate per annum, at our option, equal to either LIBOR plus an amount ranging from 1.75% to 2.75%, or an alternate base rate plus an amount ranging from 0.75% up to 1.75%, depending on our consolidated total leverage ratio. The Term B Facility bears interest at a rate per annum, at our option, equal to either LIBOR plus 3.00%, or an alternate base rate plus 2.00%, subject to a minimum LIBOR rate of 0.75%. At September 30, 2016, the margin applicable to the Term A Facility and Revolver for LIBOR loans and alternate base rate loans was 2.50% and 1.50%, respectively.
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
The New Credit Facility also includes certain financial covenants, including the requirements that the Company maintain throughout the term of the New Credit Facility and measured as of the end of each quarter, a maximum consolidated total leverage ratio with step downs over the term of the New Credit Facility, ranging from 6.50 to 1.00, for the quarter ended September 30, 2016, to 5.25 to 1.00 for the quarter ending March 31, 2020 and thereafter. The Company is also required to maintain a minimum interest coverage ratio of 2.50 to 1.00 measured on the last day of each quarter. A breach of the financial ratio covenants shall only become an event of default under the Term B Facility if the lenders providing the Term A Facility and the Revolver take certain affirmative actions after the occurrence of a default of such financial ratio covenants. At September 30, 2016, our total leverage ratio was 4.92 to 1.00 and our interest coverage ratio was 4.50 to 1.00, both as defined in the New Credit Facility, and we believe we were in compliance with all applicable covenants.
At September 30, 2016, we had $94.1 million in cash and cash equivalents used for the day-to-day operations of our properties. At September 30, 2016, our borrowing availability under our Revolver, subject to continued compliance with the terms of the credit agreement governing our New Credit Facility, was $521.8 million, which was net of $130.0 million in outstanding borrowings and $33.2 million in outstanding letters of credit and similar obligations. The amount outstanding under the Revolver at September 30, 2016 was primarily used to fund the acquisition of Palms. See Note 2 to the Condensed Consolidated Financial Statements.
Our anticipated uses of cash for the remainder of 2016 include (i) principal and interest payments on our indebtedness totaling approximately $7.5 million and $29.4 million, respectively, (ii) approximately $45 million to $55 million for capital expenditures, and (ii) distributions to our members and noncontrolling interests, including distributions of $11.6 million that we will pay to Station Holdco on November 30, 2016.
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
A summary of our cash flow information is presented below (amounts in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash flows provided by (used in):
Operating activities	$245,970	$250,705
Investing activities	(409,496)	(81,566)
Financing activities	141,017	(189,611)
Cash Flows from Operations
Our operating cash flows primarily consist of operating income generated by our properties (excluding depreciation and other non-cash charges), interest paid and normal fluctuations in working capital accounts such as inventories, prepaid expenses, receivables and payables. The majority of our revenue is generated from our slot machine and table game play, which is conducted mainly on a cash basis. Our food and beverage, room and other revenues are also primarily cash-based. As a result, fluctuations in our revenues have a direct impact on our cash flow from operations. For the nine months ended September 30, 2016, cash provided by operating activities was $246.0 million as compared to $250.7 million for the prior year period. Operating cash flows increased due to improved operating results at our properties and our Native American managed properties as described under Results of Operations above. Cash paid for interest, excluding amounts paid under interest rate swaps with other-than-insignificant financing elements, decreased $3.3 million during the nine months ended September 30, 2016 as compared to the prior year period due to our debt refinancing described under Results of Operations above. These increases to operating cash flows were offset by normal fluctuations in working capital and the settlement of liability classified equity awards of Fertitta Entertainment.
Cash Flows from Investing Activities
During the nine months ended September 30, 2016 and 2015, we paid $119.5 million and $103.9 million, respectively, for capital expenditures, consisting primarily of various remodeling projects, slot machines and related gaming equipment, race and sports technology upgrades and information technology enhancements. In addition, during the nine months ended September 30, 2016, we sold a consolidated subsidiary of Fertitta Entertainment, which held an aircraft and related debt, to a related party for $8.0 million in cash, we collected $18.3 million of related party notes, and we funded $314.2 million of the purchase price of the Palms prior to the October 1, 2016 acquisition date. During the nine months ended September 30, 2015, we received $25.2 million in proceeds from asset sales, primarily land in Las Vegas that was previously held for development.
Cash Flows from Financing Activities
During the nine months ended September 30, 2016, we entered into the New Credit Facility with an initial principal balance of $1.725 billion, the proceeds of which were used to repay the principal balance outstanding under the Prior Credit Facility and to pay related fees and costs totaling $37.6 million. In addition, we received a capital contribution of $419.5 million from Station Holdco representing proceeds from Red Rock's IPO, which we used to complete the purchase of Fertitta Entertainment. Of the $460.0 million purchase price, $51.0 million was used to repay amounts outstanding under Fertitta Entertainment's credit facility, $18.7 million was paid to settle Fertitta Entertainment's liability-classified equity awards and $389.1 million was recognized as a deemed distribution to Fertitta Entertainment's equity holders. During the same period, we paid $117.9 million in cash distributions to our members, which included $28.6 million in tax distributions. In addition, MPM paid $10.0 million in distributions to its noncontrolling interest holders. During the nine months ended September 30, 2016, we paid $6.0 million to the noncontrolling interest holders of MPM related to a note payable and we paid $7.3 million to terminate our interest rate swap.

During the nine months ended September 30, 2015, the Company reduced its outstanding indebtedness by $29.8 million and Fertitta Entertainment incurred $53.5 million in additional indebtedness, which was primarily used for the acquisition of an aircraft. During the same period, we paid $188.4 million in distributions to members of Station Holdco and Fertitta Entertainment, and MPM paid $9.2 million in distributions to noncontrolling interest holders.
Restrictive Covenants
During the nine months ended September 30, 2016, there were no changes in the covenants included in the indenture governing our 7.50% Senior Notes. A description of these covenants is included in Liquidity and Capital Resources in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. A description of the covenants included in the credit agreement governing the New Credit Facility is included in Note 4 to the Condensed Consolidated Financial Statements. We believe that as of September 30, 2016, we were in compliance with the covenants contained in the credit agreement governing our New Credit Facility and the indenture governing our 7.50% Senior Notes.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities and our derivative arrangements are described in Note 5 to the Condensed Consolidated Financial Statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At September 30, 2016, we had outstanding letters of credit and similar obligations totaling $33.2 million.
Contractual Obligations
Other than our obligations resulting from the debt refinancing and the new interest rate swaps, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015.
The following table summarizes our contractual obligations related to long-term debt, including the New Credit Facility and interest rate swaps at September 30, 2016 (amounts in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Long-term debt (a)	$47,160	$208,414	$850,603	$1,393,424	$2,499,601
Interest on long-term debt and interest rate swaps (b)	116,333	228,186	189,425	89,752	623,696
Total contractual cash obligations	$163,493	$436,600	$1,040,028	$1,483,176	$3,123,297
___________________________________

(a)	Includes scheduled principal payments and estimated excess cash flow payments under the New Credit Facility.

(b)	Includes contractual interest payments based on outstanding amounts and interest rates in effect at September 30, 2016, and projected cash payments on our interest rate swaps.
Native American Development
We have development and management agreements with the North Fork Rancheria of Mono Indians, a federally recognized Native American tribe located near Fresno, California, pursuant to which we will assist the tribe in developing and operating a gaming and entertainment facility to be located on Highway 99 north of the city of Madera, California. See Note 3 to the Condensed Consolidated Financial Statements for information about this project.
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
Description of Certain Indebtedness
A description of our indebtedness is included in Note 10 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to the terms of our indebtedness during the nine months ended September 30, 2016 except for the refinancing of our Prior Credit Facility as described above and in Note 4 to the Condensed Consolidated Financial Statements.
Derivative and Hedging Activities
A description of our derivative and hedging activities is included in Note 5 to the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2016.
Forward-looking Statements
When used in this report and elsewhere by management from time to time, the words "may", "might", "could", "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, our ability to integrate the operations of Palms and realize cost savings and other synergies related to the acquisition; the impact of our substantial indebtedness; the effects of local and national economic, credit and capital market conditions on consumer spending and the economy in general, and on the gaming and hotel industries in particular; the effects of competition, including locations of competitors and operating and market competition; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; risks associated with construction projects, including shortages of materials or labor, unexpected costs, unforeseen permitting or regulatory issues and weather; litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation; acts of war or terrorist incidents or natural disasters; risks associated with the collection and retention of data about our customers, employees, suppliers and business partners; and other risks described in our filings with the Securities and Exchange Commission. All forward-looking statements are based on our current expectations and projections about future events. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.
Following is information about future principal maturities of our long-term debt and interest on those maturities using the related weighted-average contractual interest rates in effect at September 30, 2016 (dollars in millions):

	Expected Maturities During the Twelve Months Ending September 30,
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate	$3.5	$3.0	$2.8	$3.0	$502.9	$20.0	$535.2	$562.1
Weighted-average interest rate	4.69%	4.24%	3.98%	3.98%	7.48%	3.58%

Variable rate (a)	$43.7	$149.4	$53.2	$22.5	$322.2	$1,373.4	$1,964.4	$1,971.8
Weighted-average interest rate	3.56%	4.68%	3.60%	3.39%	3.18%	3.75%
___________________________________
(a) Based on variable interest rates and margins in effect at September 30, 2016.
Following is information about the total notional amount and weighted-average interest rates by contractual maturity date for our interest rate swap agreements, as well as the fair value of the liabilities at September 30, 2016 (dollars in millions):

	Contractual Maturities During the Twelve Months Ending September 30,
	2017	2018	2019	2020 (c)	2021	Thereafter	Total	Fair Value
Interest rate swaps:
Notional amount	$35.9	$44.1	$52.3	$940.8	$—	$—	$1,073.1	$5.0
Weighted-average fixed interest rate payable (a)	0.90%	1.15%	1.44%	1.69%	—%	—%
Variable interest rate receivable (b)	0.75%	0.75%	0.75%	0.75%	—%	—%
___________________________________

(a)	Represents the actual weighted-average fixed interest rate payable on our interest rate swaps at September 30, 2016.

(b)	At September 30, 2016, the receive rate on our interest rate swaps was 0.75%, which is the minimum LIBOR stipulated in the agreement.

(c)	Our interest rate swaps mature in July 2020.
Item 4.    Controls and Procedures

The Company's management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2016. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2016, the Company's disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.     Other Information
Item 1.       Legal Proceedings

The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of such matters, and litigation inherently involves significant costs.

Item 1A.    Risk Factors
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 except as follows.

Union organization activities could disrupt our business by discouraging patrons from visiting our properties, causing labor disputes or work stoppages, and, if successful, could significantly increase our labor costs.
On September 13, 2016, the National Labor Relations Board (“NLRB”) certified the Local Joint Executive Board of Las Vegas (“LJEBLV”) as the bargaining representative for a bargaining unit of Boulder Station non-gaming employees in the housekeeping, internal maintenance, food & beverage and bell departments. The LJEBLV and Boulder Station have exchanged correspondence and information, but have yet to commence collective bargaining. On October 16, 2016, the NLRB concluded an election at Palace Station, and determined that a majority of valid votes had not been cast for LJEBLV. The LJEBLV has announced its intention to file “objections” to the election. In addition, a bargaining unit of approximately twelve Palms slot technicians is represented by the International Union of Operating Engineers, Local 501 (“Local 501”). The Palms and Local 501 have been negotiating for approximately two years, and have yet to achieve a labor agreement. None of our owned casino properties with the exception of Boulder Station and the Palms are currently subject to any bargaining obligation, collective bargaining agreement or similar arrangement with any union, and we believe we have excellent employee relations. However, union activists have actively sought to organize employees at certain of our casino properties in the past, and we believe that such efforts are ongoing at this time. In addition, one of our managed properties, Graton Resort, is subject to collective bargaining agreements. Accordingly, there can be no assurance that our owned casino properties or existing or future managed properties will not ultimately be unionized. Union organization efforts that may occur in the future could cause disruptions to our casino properties and discourage patrons from visiting our properties and may cause us to incur significant costs, any of which could have a material adverse effect on our results of operations and financial condition. In addition, union activities may result in labor disputes, including work stoppages, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, collective bargaining involving Boulder Station, the Palms and any of our properties in the event that they become organized introduces an element of uncertainty into planning our future labor costs, which could have a material adverse effect on the business of our casino properties and our financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds—None.

Item 3.    Defaults Upon Senior Securities—None.

Item 4.    Mine Safety Disclosures—None.

Item 5.    Other Information—None.
Item 6.    Exhibits

(a)	Exhibits

No. 10.1—Amendment to Interest Purchase Agreement, dated as of September 30, 2016, by and among FP Holdings, L.P, FP VoteCo, L.L.C., FP ParentCo, L.P., and Station Casinos LLC. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed October 3, 2016.)

No. 10.2—First Loan Modification Agreement and Omnibus Amendment dated as of July 18, 2016, by and among CV Propco, LLC, NP Tropicana LLC, NP Landco Holdco LLC, the lenders from time to time party thereto, Deutsche Bank AG Cayman Islands Branch, as administrative agent, and JPMorgan Chase Bank, as syndication agent. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed July 20, 2016.)

No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 101—The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets at September 30, 2016 (unaudited) and December 31, 2015, (ii) the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATION CASINOS LLC, Registrant

Date:	November 10, 2016	/s/ MARC J. FALCONE
Marc J. Falcone Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)