Form 10-K
period 2016-12-31
Station Casinos LLC
filed 2017-03-08
CIK 1503579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
The aggregate market value of the voting units held by non-affiliates (all persons other than executive officers or directors) of the registrant as of June 30, 2016 was $0.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No ☐
As of January 31, 2017, 100 shares of the registrant’s voting units were outstanding and 100 shares of the registrant’s non-voting units were outstanding.
Documents Incorporated by Reference
         The information required by Part III (Items 10, 11, 12, 13 and 14) will be filed with the Commission not later than 120 days after the end of the fiscal year as an amendment to this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
Introduction
Station Casinos LLC (the “Company,” “we,” “us” or “our”) is a gaming, development and management company established in 1976 that develops and operates casino entertainment properties. We currently own and operate ten major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned), offering approximately 20,133 slot machines, 338 table games and 4,754 hotel rooms in the Las Vegas regional market. In addition, we also manage Graton Resort & Casino in Sonoma County, California and Gun Lake Casino in Allegan County, Michigan, both on behalf of Native American tribes.
We offer convenience and a wide variety of gaming and non-gaming entertainment options to attract guests to our properties. Our casino properties are conveniently located throughout the Las Vegas valley and provide our customers a wide variety of entertainment and dining options. Over 90% of the Las Vegas population is located within five miles of one of our gaming facilities. We provide friendly service and exceptional value in a comfortable environment. We believe we surpass our competitors in offering casino patrons the newest and most popular slot and video games featuring the latest technology. We also believe the high-quality entertainment experience we provide our customers differentiates us from our competitors.
Most of our major properties are master-planned for expansion, enabling us to incrementally expand our facilities as demand dictates. We also control seven highly desirable gaming-entitled development sites in Las Vegas and Reno, Nevada.
Our principal source of revenue and operating income is gaming, and our non-gaming offerings include restaurants, hotels and other entertainment amenities. Approximately 80% to 85% of our casino revenue is generated from slot play. The majority of our revenue is cash-based and as a result, fluctuations in our revenues have a direct impact on our cash flows from operations. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing and fund capital expenditures.
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. The Las Vegas economy, although severely impacted by the recession and housing crisis that spanned from 2008 to 2011, began to stabilize in 2012 and, based on population and employment growth, was one of the fastest growing economies in the United States from 2015 to 2016. Based on a recent U.S. Census Bureau release, Nevada was second among all states in percentage growth of population from July 2015 to July 2016. In addition, based on preliminary data for December 2016 from the U.S. Bureau of Labor Statistics, Las Vegas experienced a 2.7% year-over-year increase in employment to 952,800, which is an all-time high. This resulted in an unemployment rate of 5.0% which has declined from 14.1% in July 2011. Businesses and consumers in Las Vegas continue to increase their spending as evidenced by 42 consecutive months of year-over-year increases in taxable retail sales from July 2013 to December 2016. Home values have also improved significantly over the past several years with the median price of an existing single family home in Las Vegas up approximately 99% at December 2016 compared to January 2012, as reported by the Greater Las Vegas Association of Realtors.
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
We have two reportable segments: Las Vegas operations and Native American management. For more information on our segments, see Note 21 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K (the “Consolidated Financial Statements”).

Business Strategy
Our primary operating strategy emphasizes attracting and retaining customers, primarily Las Vegas residents and, to a lesser extent, out-of-town visitors. Our properties attract customers through:

•	convenient locations with best-in-class assets;

•	offering our customers the latest in slot and video poker technology;

•	a variety of non-gaming amenities such as hotel resorts, restaurants, bars and entertainment options;

•	focused marketing efforts targeting our extensive customer database;

•	innovative, frequent and high-profile promotional programs; and

•	convention business.
The Las Vegas regional market is very competitive, and we compete with both large hotel casinos in Las Vegas and smaller gaming-only establishments throughout the Las Vegas valley.
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
Generate revenue growth through targeted marketing and promotional programs. Our significant advertising programs generate consistent brand awareness and promotional visibility. Our ability to advertise under a single brand across our portfolio also allows us to achieve material economies of scale. While we primarily advertise through traditional media such as television, radio and newspaper to reach our core guests, we continue to expand our focus and spend on social, digital and mobile platforms to respond to the evolving methods that guests receive information.
We employ an innovative marketing strategy that utilizes our frequent high-profile promotional programs to attract and retain guests, while also establishing and maintaining a high level of brand recognition. Our proprietary customer relationship management systems are highly attuned to how guests interact with our properties and products. This information allows us to focus on targeting guests based on their preferences. In 2016, we invested in technology that is being installed on all of our slot machines and will permit us to provide “on device” marketing, bonusing and guest communication, including real-time customized promotions and incentives.
We believe that our focused marketing allows us to create greater guest loyalty. In late 2016, we launched my|Rewards, an enhancement to our Boarding Pass loyalty program that rewards guests for their spend on non-gaming amenities as well as their gaming spend. This loyalty program provides us with a 360° view of the guest behavior on property. The program is expected to be expanded in 2017 to include a customized social casino experience with virtual currency, allowing our loyalty program to reward entertainment behavior while at home or on the go.
Maximize business profitability. During our 40-year history, we have developed a culture that focuses on operational excellence and cost management. We believe that this focus has contributed to adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margins that compare favorably to our public peers over the past several years. Our internally developed proprietary systems and analytical tools provide us with the ability to closely monitor revenues and operational expenses and provide real-time information for management solutions. Benchmarking across our properties also allows us to create and take advantage of best practices in all functional areas of our business. We believe our existing cost structure, which has low variable costs, can support significant incremental revenue growth while maximizing the flow through of revenue to Adjusted EBITDA.
Utilize flexible capital structure to drive growth and equity holder returns. We maintain a flexible, low-leverage capital structure relative to our public peers that we believe will allow us to pursue a balance of new growth opportunities and a disciplined return of capital to our equity holders. We believe our scalable platform and extensive development and management expertise provide us the ability to build master-planned expansions, pursue acquisitions and/or seek new development opportunities in an effort to maximize equity holder returns.

Employee Relations. We began as a family-run business in 1976 and have maintained close-knit relationships among our management, and we endeavor to instill this same sense of loyalty among our employees. Toward this end, we take a hands-on approach through active and direct involvement with employees at all levels. We believe we have very good employee relations. See “Risk Factors—Risks Related to our Business—Union organization activities could disrupt our business by discouraging patrons from visiting our properties, causing labor disputes or work stoppages, and, if successful, could significantly increase our labor costs.”
Native American Projects. We also provide management and development services to three Native American tribes using our expertise in developing and operating regional entertainment destinations.
Properties
Set forth below is certain information at December 31, 2016 concerning our properties.

	Hotel Rooms	Slots (1)	Gaming Tables (2)	Acreage
Las Vegas Properties
Red Rock	796	2,847	64	64
Green Valley Ranch	495	2,295	48	40
Palms Casino Resort	713	1,189	32	37
Palace Station	1,011	1,541	41	30
Boulder Station	299	2,507	28	46
Texas Station	199	1,701	17	47
Sunset Station	457	2,111	36	80
Santa Fe Station	200	2,394	38	39
Fiesta Rancho	100	1,068	14	25
Fiesta Henderson	224	1,395	16	35
Wild Wild West	260	165	4	20
Wildfire Rancho	—	100	—	5
Wildfire Boulder	—	161	—	2
Wildfire Sunset	—	127	—	1
Wildfire Lake Mead	—	57	—	3
Wildfire Valley View	—	35	—	—
Wildfire Anthem	—	15	—	—
50% Owned Properties
Barley’s	—	198	—	—
The Greens	—	38	—	—
Wildfire Lanes	—	189	—	—
	4,754	20,133	338	474
Managed Properties
Gun Lake Casino	—	1,643	33	147
Graton Resort & Casino	200	3,036	131	254
	4,954	24,812	502	875
_______________________________________________________________________________

(1)	Includes slot and video poker machines.

(2)	Generally includes blackjack (“21”), craps, roulette, pai gow, baccarat, let it ride and three-card poker.

Red Rock
Red Rock opened in 2006 and is strategically located at the intersection of Interstate 215 and Charleston Boulevard in the Summerlin master-planned community in Las Vegas, Nevada. Red Rock is also adjacent to Downtown Summerlin, a 1.6 million square foot outdoor shopping, dining and entertainment center. The AAA Four Diamond resort features an elegant desert oasis theme with a contemporary design featuring luxury amenities. This resort offers six styles of suites, including one-of-a-kind custom villas and penthouse suites, in addition to standard guest rooms. Additional non-gaming amenities include ten full-service restaurants, a 16-screen movie theater complex, approximately 94,000 square feet of meeting and convention space, a full-service spa, a 72-lane bowling center, a Kid’s Quest child care facility and a gift shop. Red Rock’s Restaurant Row links, via a pedestrian walkway, five of our premier restaurants including Hearthstone Kitchen & Cellar, Libre Mexican Restaurant, which opened in February 2016, Yard House, Lucille’s Smokehouse Bar-B-Que and Salute, an Italian restaurant that opened in late 2015. Other full-service restaurants at Red Rock include T-bones Chophouse, 8 Noodle Bar, Grand Café, Feast Buffet (which features live-action themed buffets offering options that include Mexican, Italian, barbecue, American and Chinese cuisines) and the Sandbar pool café. Red Rock features numerous bars and lounges including Rocks Lounge, Onyx Bar, Sandbar and Lucky Bar. Red Rock also offers a variety of quick-serve restaurants.
Green Valley Ranch
Green Valley Ranch opened in 2001 and is strategically located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada. Green Valley Ranch is approximately five minutes from McCarran International Airport and seven minutes from the Las Vegas Strip. Green Valley Ranch was designed to complement the Green Valley master-planned community. This newly renovated Mediterranean style AAA Four Diamond resort features standard guest rooms and suites, eight full-service restaurants, a 4,200-square-foot non-gaming arcade, a state-of-the-art European Spa with outdoor pools, a 10-screen movie theater complex, a Kid’s Quest child care facility, gift shop and approximately 65,000 square feet of meeting and convention space which includes the Grand Events Center and newly opened El Cielo Ballroom. In addition to the ballrooms, Green Valley Ranch has added a state of the art Boardroom and Business Center. Green Valley Ranch also offers an eight-acre outdoor complex featuring private poolside cabanas and a contemporary poolside bar and grill. Green Valley Ranch’s full-service restaurants include Hank’s Fine Steaks & Martini’s, Tides Seafood & Sushi Bar, Pizza Rock by Tony Gemignani, Grand Café, Feast Buffet and the Turf Grill. In addition, in 2016 we opened Borracha Mexican Cantina and Bottiglia Cucina & Enoteca, an Italian restaurant. Guests can also enjoy the Drop Bar, a centerpiece of the casino, the Lobby Bar, which is open to the newly remodeled lobby entrance and overlooks the pool area, and the Sip Bar. Green Valley Ranch also offers a variety of quick-serve restaurants.
Palms Casino Resort
We purchased the Palms Casino Resort (the “Palms”) on October 1, 2016. The Palms, which opened in 2001, is an iconic property located approximately one mile west of the Las Vegas Strip. The AAA Four Diamond resort features standard guest rooms as well as suites, penthouses and condos. The resort offers non-gaming amenities including eight full-service restaurants, the 2,500-seat, state-of-the-art Pearl Theater, two pools, the luxurious Drift Spa, a 14-screen movieplex and 60,000 square feet of meeting and convention spaces. The Palms' full-service restaurants include N9NE Steakhouse, Alize French Restaurant, Nove Italiano, Bistro Buffet, Café 6, Hooters, China House and a café. In addition, guests may enjoy Social bar, located at the heart of the casino floor, Tonic bar, located near the race and sports book, Ghostbar, located on the 55th floor of the Ivory Tower and the Rojo Lounge, located in the lobby of the Palms Place Condo and Hotel. The Palms also offers a variety of quick-serve restaurants.
Palace Station
Palace Station opened in 1976 and is strategically located at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas’ most heavily traveled areas. Palace Station is a short distance from McCarran International Airport and from major attractions on the Las Vegas Strip and in downtown Las Vegas. In October 2016, Palace Station commenced a significant upgrade and expansion project which will include a new bingo room, a new buffet, two new restaurant concepts, a new façade and landscaping and parking lot improvements. The project is expected to be completed in phases throughout 2017 and 2018. Palace Station offers non-gaming amenities including seven full-service restaurants, three additional bars, two swimming pools, an approximately 20,000-square-foot banquet and convention center and a gift shop. Palace Station’s full-service restaurants offer a variety of enjoyable meals at reasonable prices and include the Charcoal Room Steakhouse, Cabo Cantina, Grand Café, Feast Buffet, The Oyster Bar, Food Express Chinese Restaurant and Little Tony’s Italian Trattoria, which opened in 2015. Palace Station also offers a variety of quick-serve restaurants.

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
Texas Station
Texas Station opened in 1995 and is strategically located at the intersection of Lake Mead Boulevard and Rancho Drive in North Las Vegas. Texas Station features a friendly Texas atmosphere, highlighted by distinctive early Texas architecture with non-gaming amenities including four full-service restaurants, a Kid’s Quest child care facility, a 300-seat entertainment lounge, a 2,000-seat event center, seven additional bars, an 18-screen movie theater complex, a swimming pool, two non-gaming video arcades, a gift shop, a 60-lane bowling center and approximately 40,000 square feet of meeting and banquet space. Texas Station’s full-service restaurants offer a variety of enjoyable meals at reasonable prices, and include Grand Café, Austins Steakhouse, Feast Buffet and The Oyster Bar. In addition, guests also enjoy the unique features of several bars and lounges including the Sports Bar, Martini Ranch, Whiskey Bar, Garage Bar, A-Bar, Splitz Bar and South Padre Lounge. Texas Station also offers a variety of quick-serve restaurants.
Sunset Station
Sunset Station opened in 1997 and is strategically located at the intersection of Interstate 515 and Sunset Road. Situated in a highly concentrated commercial corridor along Interstate 515, Sunset Station has prominent visibility from the freeway and the Sunset commercial corridor. Sunset Station is located approximately 4.5 miles east of McCarran International Airport and approximately 5.5 miles southeast of Boulder Station. Sunset Station features a Spanish/Mediterranean style theme. A renovation of Sunset Station’s hotel rooms was completed in December 2016. Additional non-gaming amenities include six full-service restaurants, approximately 13,000 square feet of meeting space, a 500-seat entertainment lounge, a 5,000-seat outdoor amphitheater, six additional bars, a gift shop, a non-gaming video arcade, a 13-screen luxury seating movie theater complex, a 72-lane bowling center, a Kid’s Quest child care facility and a swimming pool. Sunset Station’s full-service restaurants, which include Grand Café, Sonoma Cellar Steakhouse, Pasta Cucina, Cabo Mexican Restaurant, Feast Buffet and the Oyster Bar, offer a variety of enjoyable meals at reasonable prices. Guests also enjoy the Gaudi Bar, a centerpiece of the casino featuring over 8,000 square feet of stained glass. Sunset Station also offers a variety of quick-serve restaurants.
Santa Fe Station
We purchased Santa Fe Station in 2000 and subsequently refurbished and expanded the facility. Santa Fe Station is strategically located at the intersection of Highway 95 and Rancho Drive, approximately five miles northwest of Texas Station. Santa Fe Station features non-gaming amenities including five full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 500-seat entertainment lounge, four additional bars, a 60-lane bowling center, a 16-screen luxury seating movie theater complex, a Kid’s Quest child care facility and over 14,000 square feet of meeting and banquet facilities. Santa Fe Station’s full-service restaurants include The Charcoal Room, Cabo Mexican Restaurant, Grand Café, Feast Buffet and the Oyster Bar. Guests also enjoy 4949 Lounge, a centerpiece of the casino. Santa Fe Station also offers a variety of quick-serve restaurants.
Fiesta Rancho
We purchased Fiesta Rancho in 2001. Fiesta Rancho is strategically located at the intersection of Lake Mead Boulevard and Rancho Drive in North Las Vegas across from Texas Station. Fiesta Rancho features non-gaming amenities including three full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 700-seat entertainment lounge, a regulation-size ice skating rink and four additional bars, including Blue Agave and Venom Bar. Fiesta Rancho’s full-service restaurants include Garduno’s Mexican Restaurant, the Festival Buffet and Denny’s. Fiesta Rancho also offers a variety of quick-serve restaurants.
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
Wildfire Lake Mead
We purchased Wildfire Lake Mead in 2006. Wildfire Lake Mead is located in Henderson, Nevada. Wildfire Lake Mead features a sports lounge, a bar and quick-serve food offerings and was completely renovated in 2014.
Wildfire Valley View and Wildfire Anthem
We purchased Wildfire Valley View and Wildfire Anthem in 2013. Wildfire Valley View is located in Las Vegas and Wildfire Anthem is a tavern located in Henderson, Nevada. Non-gaming amenities offered by Wildfire Valley View and Wildfire Anthem include a bar and quick-serve food offerings.
Barley’s, The Greens and Wildfire Lanes
We own a 50% interest in three smaller properties in Henderson, Nevada including Barley’s, a casino and brew pub, The Greens, a restaurant and lounge, and Wildfire Lanes, which features a full-service restaurant, a bar and an 18-lane bowling center.
Managed Properties
Gun Lake Casino
We manage Gun Lake Casino (“Gun Lake”) in Allegan County, Michigan, which opened in February 2011, on behalf of the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe. Gun Lake is located on U.S. Highway 131 between Grand Rapids, Michigan and Kalamazoo, Michigan. Gun Lake is currently expanding its gaming, entertainment and dining offerings which are expected to open in the summer of 2017. We have a 50% ownership interest in the manager of Gun Lake, MPM Enterprises, LLC (“MPM”), which receives a management fee of approximately 30% of the net income of Gun Lake under a seven year management contract that commenced in February 2011 and expires in February 2018. Under the terms of the MPM operating agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees earned, and 93% of any management fees in excess of $48 million, each calculated on an annual basis.
Graton Resort & Casino
We manage Graton Resort & Casino (“Graton Resort”) in Sonoma County, California, which opened in November 2013, on behalf of the Federated Indians of Graton Rancheria (the “Graton Tribe”), a federally recognized Native American tribe. Graton Resort is located just west of U.S. Highway 101 near Rohnert Park, California, approximately 43 miles north of San Francisco. It is the largest gaming and entertainment facility in the Bay Area. Graton Resort offers various dining options including four full-service restaurants and eight fast-casual restaurants. In November 2016, the Graton Tribe completed a $185 million expansion of the Graton Resort that includes 200 hotel rooms, meeting and convention space, a spa, a resort-style pool, a lobby bar and additional casino space. The management agreement has a term of seven years from the opening date and expires November 2020. For the first four years of the agreement, we will receive a management fee of 24% of Graton Resort’s net income (as defined in the management agreement) and for the fifth through seventh years, we will receive a management fee of 27% of Graton Resort’s net income.
Developable Land
We control approximately 398 acres of developable land comprised of seven strategically-located parcels in Las Vegas and Reno, Nevada, each of which is zoned for casino gaming and other commercial uses. The following is a description of such parcels:

•
Durango/I-215: We own approximately 71 acres located at the intersection of Durango Road and I-215 in the southwestern area of the Las Vegas valley. The site has excellent visibility and access from I-215. As a result of gaming and land use restrictions, there are no other casino sites, other than those owned by us, within approximately five miles of this site.

•
Wild Wild West: We control approximately 96 acres of land located at the intersection of Tropicana Boulevard and I-15, less than one-half mile from the Las Vegas strip. We lease and have an option to purchase the land under the Wild Wild West Gambling Hall & Hotel, which is approximately 20 acres, and own the remaining 76 acres that are adjacent to the leased portion of the parcel. This parcel has excellent visibility and access from I-15, on which approximately 225,000 cars per day pass by the site.

•
Flamingo/I-215: We own approximately 58 acres located at the intersection of Flamingo Road and I-215 in the master-planned community of Summerlin. The site has excellent visibility and access from I-215.

•
Via Inspirada/Bicentennial Parkway: We own approximately 45 acres located on Via Inspirada near Bicentennial Parkway, approximately six miles southwest of Green Valley Ranch. This property is the only casino gaming entitled property in the master-planned community of Inspirada.

•
Boulder Highway: We own approximately 30 acres at the intersection of Boulder Highway and Oakey Boulevard approximately 1.5 miles southeast of downtown Las Vegas. This property has grandfathered gaming entitlements that predate room and other amenity requirements which creates greater flexibility in the development of a project on this site.

•	Mt. Rose Property (Reno): We own approximately 88 acres at the intersection of Mt. Rose Highway and South Virginia Street in Reno, Nevada, which is zoned for casino gaming and other uses.

•
South Virginia Street/I-580 (Reno): We own approximately eight acres on South Virginia Street near I-580, directly across from the Reno-Sparks Convention Center. The Reno-Sparks and Washoe County area attracted over 4.9 million visitors in 2016, according to the Reno-Sparks Convention and Visitors Authority.

We own an additional development site in Las Vegas that is zoned for casino gaming and other commercial uses which is currently for sale. From time to time we may acquire additional parcels or sell portions of our existing sites that are not necessary to the development of additional gaming facilities.
Native American Development
We have entered into development and management agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California, under which we will assist the Mono in developing and operating a gaming and entertainment facility (the “North Fork Project”) to be located on a 305-acre site (the “North Fork Site”) located adjacent to Highway 99 north of the city of Madera in Madera County, California. The North Fork Site was taken into trust for the benefit of the Mono by the United States Department of the Interior (“DOI”) in February 2013.
We will receive a development fee of 4% of the costs of construction (as defined in the development agreement) for its development services, which will be paid upon the commencement of gaming operations at the facility. The management agreement provides for a management fee of 40% of the facility’s net income. As currently contemplated, the North Fork Project is expected to include approximately 2,000 slot machines, approximately 40 table games and several restaurants. The management agreement and the development agreement have a term of seven years from the opening of the facility.
Development of the North Fork Project is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the management agreement by the National Indian Gaming Commission (“NIGC”).
The development of the North Fork Project is subject to numerous ongoing legal challenges, the receipt of required regulatory approvals and financing. There can be no assurance that the North Fork Project will be successfully completed nor that future events and circumstances will not change our estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. There can be no assurance that we will recover all of our investment in the North

Fork Project even if it is successfully completed and opened for business. See Note 8 to the Consolidated Financial Statements for additional information about the North Fork Project.
Fertitta Entertainment Acquisition
In May 2016, we acquired all of the outstanding membership interests of Fertitta Entertainment LLC (“Fertitta Entertainment,” and such transaction, the “Fertitta Entertainment Acquisition”). Prior to the Fertitta Entertainment Acquisition, subsidiaries of Fertitta Entertainment managed all of our operations through long-term management agreements and such management agreements were terminated in connection with the Fertitta Entertainment Acquisition. The Fertitta Entertainment Acquisition constituted an acquisition of an entity under common control. Our consolidated financial statements include the consolidation of Fertitta Entertainment for all periods presented. The Fertitta Entertainment Acquisition was funded with proceeds we received in connection with the initial public offering (“IPO”) of Red Rock Resorts, Inc. (“Red Rock”) and borrowings under our revolving credit facility. Red Rock is a newly formed entity that holds all of our voting interests and indirectly holds approximately 57% of our economic interests through its ownership interest in Station Holdco LLC (“Station Holdco”), the holder of 100% of our economic interests. Red Rock is designated as our sole managing member and controls and operates all of our business and affairs.
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
Currently, there are approximately 40 major gaming properties located on or near the Las Vegas Strip, 15 located in the downtown area and several located in other areas of Las Vegas. We also face competition from 146 nonrestricted gaming locations in the Clark County area primarily targeted to the local and repeat visitor markets. In addition, our casino properties face competition from restricted gaming locations (sites with 15 or fewer slot machines) in the greater Las Vegas area. At December 31, 2016, there were approximately 1,350 restricted gaming locations in Clark County with approximately 13,600 slot machines. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors could have a material adverse effect on our business.
The Nevada legislature enacted SB 208 in 1997. This legislation identified certain gaming enterprise districts wherein casino gaming development would be permitted throughout the Las Vegas valley and established more restrictive criteria for the establishment of new gaming enterprise districts. We believe the growth in gaming supply in the Las Vegas regional market has been, and will continue to be, limited by the provisions of SB 208.
To a lesser extent, we compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, and other gaming markets throughout the United States and in other parts of the world, and with state sponsored lotteries, on- and off-track wagering on horse and other races, card rooms, online gaming and other forms of legalized gambling. The gaming industry also includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Several states are currently considering legalizing casino gaming in designated areas. Legalized casino gaming in such states and on Native American land could result in additional competition and could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations. We also face competition from internet poker operators in Nevada. In addition, legislation approving internet gaming has been proposed by the federal government and other states. Expansion of internet gaming and legalized casino gaming in new or existing jurisdictions and on Native American land could result in additional competition for our Las Vegas operations and for the gaming facilities that we manage for Native American tribes.
Native American gaming in California, as it currently exists, has had little, if any, impact on our Las Vegas operations to date, although there are no assurances as to the future impact it may have. In total, the State of California has signed and ratified Tribal-State Compacts with 72 Native American tribes. Currently there are 62 Native American gaming facilities in operation in the State of California. These Native American tribes are allowed to operate slot machines, lottery games, and banked and percentage games (including “21”) on Native American lands. A banked game is one in which players compete against the licensed gaming establishment rather than against one another. A percentage game is one in which the house does not directly participate in the game, but collects a percentage of the amount of bets made, winnings collected, or the amount of money changing hands. It is not certain whether any expansion of Native American gaming in California will affect our Las Vegas operations given that visitors from California make up Nevada’s largest visitor market. Increased competition from Native American gaming in California may result in a decline in our revenues and may have a material adverse effect on our business.
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
Our direct and indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. NP Red Rock LLC, NP Boulder LLC, NP Palace LLC, NP Sunset LLC, NP Tropicana LLC, NP Fiesta LLC, NP Gold Rush LLC, NP Lake Mead, LLC, NP Magic Star LLC, NP Rancho LLC, NP Santa Fe LLC, NP Texas LLC, Station GVR Acquisition, LLC, SC SP 2 LLC, NP LML LLC, FP Holdings, L.P. and NP River Central LLC hold licenses to conduct nonrestricted gaming operations. NP Opco Holdings is registered as an intermediary company and is licensed as the sole member and manager of NP Opco LLC. NP Opco LLC is registered as an intermediary company, is licensed as the sole member and manager of NP Fiesta LLC, NP Lake Mead LLC, NP Santa Fe LLC, NP Gold Rush LLC, NP Magic Star LLC, NP Rancho LLC, NP Texas LLC, NP River Central LLC, and Station GVR Acquisition LLC. NP Opco LLC is found suitable as the sole member and manager of NP Green Valley LLC, SC SP Holdco LLC and NP LML LLC. Our ownership in NP Tropicana LLC is held through NP Landco Holdco LLC, which has a registration as an intermediary company and a license as a member and manager of NP Tropicana LLC. Our ownership in SC SP 2 LLC is held through SC SP Holdco LLC which has a registration as an intermediary company and a license as a member and manager of SC SP 2 LLC. Town Center Amusements, Inc., a Limited Liability Company is licensed to conduct nonrestricted gaming operations at Barley’s. Greens Café, LLC is licensed to conduct nonrestricted gaming operations at The Greens, and Sunset GV, LLC is licensed to conduct nonrestricted gaming operations at Wildfire Lanes. A license to conduct “nonrestricted” operations is a license to conduct an operation of (i) at least 16 slot machines, (ii) any number of slot machines together with any other game, gaming device, race book or sports pool at one establishment, (iii) a slot machine route, (iv) an inter-casino linked system, or (v) a mobile gaming system. SC SP 4 LLC holds a restricted gaming license. We are required to periodically submit detailed financial and operating reports to the Nevada Commission and provide any other information that the Nevada Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions by us and our licensed or registered subsidiaries must be reported to or approved by the Nevada Commission and/or the Nevada Board.
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
The Nevada Act provides that persons who acquire beneficial ownership of more than 5% of the voting or non-voting securities of a Registered Corporation must report the acquisition to the Nevada Commission. The Nevada Act also requires that beneficial owners of more than 10% of the voting securities of a Registered Corporation must apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. An “institutional investor,” as defined in the Nevada Commission’s regulations, which acquires beneficial ownership of more than 10%, but not more than 25%, of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, hold up to 29% of our voting securities and maintain its waiver for a limited period of time. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management policies or our operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in our management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.
Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission, or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any equity holder who is found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common equity of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be an equity holder or to have any other relationship with us or our licensed or registered subsidiaries, we (i) pay that person any dividend or interest upon our securities, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his securities including, if necessary, the immediate purchase of said securities for the price specified by the relevant gaming authority or, if no such price is specified, the fair market value as determined by our board of directors. The purchase may be made in cash, notes that bear interest at the applicable federal rate or a combination of notes and cash. Additionally, the CCLGLB has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.
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
We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On September 22, 2016, the Nevada Gaming Commission granted us prior approval, subject to certain conditions, to make public offerings for a period of three years (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. If the Shelf Approval is rescinded for any reason, it could adversely impact our capital structure and liquidity and limit our flexibility in planning for, or reacting to, changes in our business and industry. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of any offering memorandum or the investment merits of the securities offered thereby. Any representation to the contrary is unlawful.
Changes in control of the Company through merger, consolidation, stock or asset acquisitions (including stock issuances in connection with restructuring transactions), management or consulting agreements, or any act or conduct by a person whereby such person obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission that they meet a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling equity holders, officers, directors, managers and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.
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
License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A live entertainment tax is also paid by casino operations where admission charges are imposed for entry into certain entertainment venues. Nevada licensees that hold a license as an operator of a slot route, or manufacturer’s or distributor’s license also pay certain fees and taxes to the State of Nevada.
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
Nevada Liquor Regulations
There are various local ordinances and regulations as well as state laws applicable to the sale of alcoholic beverages in Nevada. Palace Station, Wildfire Rancho, Wildfire Valley View, and Santa Fe Station are subject to liquor licensing control and regulation by the Las Vegas City Council. Red Rock, Boulder Station, Palms Casino Resort, and Wild Wild West are subject to liquor licensing control and regulation by the CCLGLB. Texas Station and Fiesta Rancho are subject to liquor licensing control and regulation by the North Las Vegas City Council. Sunset Station, Green Valley Ranch, Fiesta Henderson, Barley’s, Wildfire Sunset, Wildfire Boulder, The Greens, Wildfire Anthem, Wildfire Lanes and Wildfire Lake Mead are subject to liquor licensing control and regulation by the Henderson City Council. All liquor licenses are revocable and are, in some jurisdictions, not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of our licensed subsidiaries.
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
The IGRA requires NIGC approval of management contracts for Class II and Class III gaming, as well as the review of all agreements collateral to the management contracts. The NIGC will not approve a management contract if a director or a 10% shareholder of the management company: (i) is an elected member of the governing body of the Native American tribe which is the party to the management contract; (ii) has been or subsequently is convicted of a felony or gaming offense; (iii) has knowingly and willfully provided materially important false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe’s gaming ordinance or resolution, or a trustee, exercising the skill and due diligence that a trustee is commonly held to, would not approve the management contract. A management contract can be approved only after the NIGC determines that the contract provides for, among other things: (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs and (v) a contract term not exceeding five years and a management fee not exceeding 30% of net revenues (as determined by the NIGC); provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity require the larger fee and longer term. There is no periodic or ongoing review of approved contracts by the NIGC. Other than an action by the parties, the only post-approval action that could result in possible modification or cancellation of a contract would be as the result of an enforcement action taken by the NIGC based on a violation of the law or an issue affecting suitability.
The IGRA prohibits all forms of Class III gaming unless the tribe has entered into a written agreement with the state that specifically authorizes the types of Class III gaming the tribe may offer (a “tribal-state compact”) or the Secretary of the Interior has issued procedures pursuant to which the tribe may conduct Class III gaming. These tribal-state compacts provide, among other things, the manner and extent to which each state will conduct background investigations and certify the suitability of the manager, its officers, directors, and key employees to conduct gaming on Native American lands.
Title 25, Section 81 of the United States Code states that “no agreement or contract with an Indian tribe that encumbers Indian lands for a period of 7 or more years shall be valid unless that agreement or contact bears the approval of the Secretary of the Interior or a designee of the Secretary”. An agreement or contract for services relative to Native American lands which fails to conform with the requirements of Section 81 is void and unenforceable. All money or other things of value paid to any person by any Native American or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. We intend to comply with Section 81 with respect to any other contract with an Indian tribe in the United States.
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
General Gaming Regulations in Other Jurisdictions
If we become involved in gaming operations in any other jurisdictions, such gaming operations will subject us and certain of our officers, directors, key employees, equity holders and other affiliates (“Regulated Persons”) to strict legal and regulatory requirements, including mandatory licensing and approval requirements, suitability requirements, and ongoing regulatory oversight with respect to such gaming operations. Such legal and regulatory requirements and oversight will be administered and exercised by the relevant regulatory agency or agencies in each jurisdiction (the “Regulatory Authorities”).

We and the Regulated Persons will need to satisfy the licensing, approval and suitability requirements of each jurisdiction in which we seek to become involved in gaming operations. These requirements vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. In general, the procedures for gaming licensing, approvals and findings of suitability require the Company and each Regulated Person to submit detailed personal history information and financial information to demonstrate that the proposed gaming operation has adequate financial resources generated from suitable sources and adequate procedures to comply with the operating controls and requirements imposed by law and regulation in each jurisdiction, followed by a thorough investigation by such Regulatory Authorities. In general, the Company and each Regulated Person must pay the costs of such investigation. An application for any gaming license, approval or finding of suitability may be denied for any cause that the Regulatory Authorities deem reasonable. Once obtained, licenses and approvals may be subject to periodic renewal and generally are not transferable. The Regulatory Authorities may at any time revoke, suspend, condition, limit or restrict a license, approval or finding of suitability for any cause that they deem reasonable. Fines for violations may be levied against the holder of a license or approval and in certain jurisdictions, gaming operation revenues can be forfeited to the state under certain circumstances. There can be no assurance that we will obtain all of the necessary licenses, approvals and findings of suitability or that our officers, directors, key employees, other affiliates and certain other stockholders will satisfy the suitability requirements in one or more jurisdictions, or that such licenses, approvals and findings of suitability, if obtained, will not be revoked, limited, suspended or not renewed in the future. We may be required to submit detailed financial and operating reports to Regulatory Authorities.
Failure by us to obtain, or the loss or suspension of, any necessary licenses, approval or findings of suitability would prevent us from conducting gaming operations in such jurisdiction and possibly in other jurisdictions, which may have an adverse effect on our results of operations.
Anti-Money Laundering Laws
Our services are subject to federal anti-money laundering laws, including the Bank Secrecy Act. On an ongoing basis, these laws require us, among other things, to: (i) maintain an anti-money laundering program; (ii) designate and maintain individuals to assure compliance; (iii) train relevant personnel; (iv) identify and report large cash transactions and suspicious activity; (v) screen individuals and entities against sanctions and watch lists and; (vi) independently test for compliance.
Anti-money laundering regulations and regulator expectations thereof are constantly evolving. We implement policies and procedures to reasonably assure compliance with anti-money laundering regulations and continuously monitor our compliance with these regulations. We cannot predict how these future regulations and expectations thereof might affect us. Complying with future regulation could be expensive or require us to change the way we operate our business.
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
Employees
At January 31, 2017, we had approximately 13,650 employees, including employees of our 50% owned properties, but excluding all managed properties that are owned by third party employers. We believe we have good employee relations. None of our owned casino properties are currently subject to any collective bargaining obligations, agreement or similar arrangement with any union, with the exception of Boulder Station and the Palms. However, union activists have actively sought to organize employees at certain of our properties in the past, and we believe that such efforts are ongoing at this time. On September 13, 2016, the National Labor Relations Board (“NLRB”) certified the Local Joint Executive Board of Las Vegas (“LJEBLV”) as the bargaining representative for a bargaining unit of approximately 571 Boulder Station non-gaming employees. In addition, one of our managed properties has two collective bargaining agreements that cover approximately 554 employees and 34 employees, respectively, at January 31, 2017.

Available Information
We are required to file annual, quarterly and other current reports and information with the Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we submit filings to the SEC electronically, access to this information is available at the SEC’s internet website (www.sec.gov). This site contains reports and other information regarding issuers that file electronically with the SEC.
We also make available, free of charge, at our principal internet address (www.sclv.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our directors, officers (including our principal executive officer and our principal financial officer) and employees. The Code of Ethics and any waivers or amendments to the Code of Ethics are available on the Investor Relations section of our website at www.sclv.com. Printed copies are also available to any person without charge, upon request directed to our Corporate Secretary, 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135.
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

•	our reliance on the Las Vegas regional market;

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

•
risks associated with development, construction and management of new projects or the expansion of existing facilities, including cost overruns, construction delays, environmental risks and legal or political challenges; and

•	risks associated with integrating operations of any acquired companies and developed properties.
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

ITEM 1A.	RISK FACTORS
The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Any of these risks and uncertainties could cause our actual results to differ materially from the results contemplated by the forward-looking statements. The following risk factors set forth the risks that we believe are material to our business, financial condition, assets, operations and equity interests. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.
Risks Related to Our Business
We depend on the residents of the Las Vegas regional market and repeat visitors, which subjects us to greater risks than a gaming company with more diverse operations.
All of our casino properties are dependent upon attracting Las Vegas residents as well as out of town visitors. As a result of our concentration in the Las Vegas regional market, we have a greater degree of exposure to a number of risks than we would have if we had operations outside of the Las Vegas valley. These risks include the following:
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
Our success depends on the efforts and abilities of our executive officers and other key employees, many of whom have significant experience in the gaming industry, including, but not limited to, Frank J. Fertitta III, our Chairman of the Board and Chief Executive Officer. Competition for qualified personnel in our industry is intense, and it would be difficult for us to find experienced personnel to replace our current executive officers and employees. We believe that a loss of the services of these officers and/or personnel could have a material adverse effect on our results of operations.
Our results of operations may be adversely impacted by the expiration or termination of our management agreements for the Gun Lake Casino and Graton Resort and we may not be successful in entering into additional management or development agreements for Native American gaming opportunities.
Our management agreements for the Gun Lake Casino and the Graton Resort expire in February 2018 and November 2020, respectively. Our management fees from managing Gun Lake Casino and Graton Resort were $111.0 million and $88.3 million for the years ended December 31, 2016 and 2015, respectively, which, based on the margins applicable to our management activities, contributed significantly to our net income for such periods. As a result, our results of operations may be adversely impacted by the expiration or termination of such agreements. Although we intend to seek additional development and management contracts with Native American tribes, we cannot be sure that we will be able to enter into any such agreements. In addition, the development of Native American gaming facilities is subject to numerous conditions and is frequently subject to protracted legal challenges. As a result, even if we are able to enter into development and management agreements for Native American gaming projects, we cannot be sure that the projects, including the North Fork project, will be completed or, if completed, that they will generate significant management fees or return on our investment.
Union organization activities could disrupt our business by discouraging patrons from visiting our properties, causing labor disputes or work stoppages, and, if successful, could significantly increase our labor costs.
On September 13, 2016, the NLRB certified the LJEBLV as the bargaining representative for a bargaining unit of Boulder Station non-gaming employees in the housekeeping, internal maintenance, food & beverage and bell departments. The LJEBLV and Boulder Station have exchanged correspondence and information, and to date have conducted several bargaining sessions. On October 16, 2016, the NLRB concluded an election at Palace Station, and determined that a majority of valid votes had not been cast for LJEBLV. The LJEBLV filed Objections to the election, and Palace Station agreed to a rerun election, which has been postponed indefinitely, pending disposition of related unfair labor practice charges. In addition, a bargaining unit of approximately nine Palms Casino Resort slot technicians is represented by the International Union of Operating Engineers, Local 501 (“Local 501”). The Palms and Local 501 have been negotiating for more than two years, and have yet to achieve a labor agreement. In addition, one of our managed properties, Graton Resort, is subject to collective bargaining agreements. None of our other casino properties are currently subject to any bargaining obligation, collective bargaining agreement or similar arrangement with any union. However, union activists have actively sought to organize employees at certain of our casino properties in the past, and we believe that such efforts are ongoing at this time. Accordingly, there can be no assurance that our owned casino properties or existing or future managed properties will not ultimately be unionized. Union organization efforts that may occur in the future could cause disruptions to our casino properties and discourage patrons from visiting our properties and may cause us to incur significant costs, any of which could have a material adverse effect on our results of operations and financial condition. In addition, union activities may result in labor disputes, including work stoppages, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, collective bargaining involving Boulder Station, the Palms or any of our existing or future properties in the event that they become organized introduces an element of uncertainty into planning our future labor costs, which could have a material adverse effect on the business of our casino properties and our financial condition and results of operations.
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
Specifically in Nevada, our gaming operations and the ownership of our securities are subject to extensive regulation by the Nevada Gaming Authorities. The Nevada Gaming Authorities have broad authority with respect to licensing and registration of our business entities and individuals investing in or otherwise involved with us. Although we currently are registered with, and currently hold gaming licenses issued by, the Nevada Gaming Authorities, these authorities may, among other things, revoke the gaming license of any corporate entity or the registration of a registered corporation or any entity registered as a holding company of a corporate licensee for violations of gaming regulations.
In addition, the Nevada Gaming Authorities may, under certain conditions, revoke the license or finding of suitability of any officer, director, controlling person, stockholder, noteholder or key employee of a licensed or registered entity. If our gaming licenses were revoked for any reason, the Nevada Gaming Authorities could require the closing of our casinos, which would have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, compliance costs associated with gaming laws, regulations or licenses are significant. Any change in the laws, regulations or licenses applicable to our business or gaming licenses could require us to make substantial expenditures or could otherwise have a material adverse effect on our business, financial condition, results of operations or cash flows. For a more complete description of the gaming regulatory requirements that have an effect on our business, see “Description of Our Business—

Regulation and Licensing”. The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to possible increase at any time. Increases in gaming taxation could also adversely affect our results of operations. There can be no assurance that we will be able to obtain new licenses, including any licenses that may be required if we pursue gaming opportunities in jurisdictions where we are not already licensed, or renew any of our existing licenses, or that if such licenses are obtained, that such licenses will not be conditioned, suspended or revoked, and the loss, denial or non-renewal of any of our licenses could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. We are subject to regulation under the Currency and Foreign Transactions Reporting Act of 1970, commonly known as the “Bank Secrecy Act,” which, among other things, requires us to report to the Financial Crimes Enforcement Network (“FinCEN”) any currency transactions in excess of $10,000 that occur within a 24-hour gaming day, including identification of the individual transacting the currency. We are also required to report certain suspicious activity, including any transactions aggregating to $5,000 or more, where we know, suspect or have reason to suspect such transactions involve funds from illegal activity or are intended to evade federal regulations or avoid reporting requirements. In addition, under the Bank Secrecy Act we are subject to various other rules and regulations involving reporting and recordkeeping. Our compliance with the Bank Secrecy Act is subject to periodic audits by FinCEN, and we may be required to pay substantial penalties if we fail to comply with applicable regulations. Any violations of anti-money laundering laws or regulations by any of our properties could have an adverse effect on our financial condition, results of operations or cash flows. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted.
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

•	our reliance on slot play revenues and any additional costs imposed on us from vendors;

•	availability and cost of the many products and services we provide our customers, including food, beverages, retail items, entertainment, hotel rooms, and spa services;

•	availability and costs associated with insurance;

•	increases in costs of labor and employee benefits, including due to potential unionization of our employees;

•	increases in the prices of electricity, natural gas and other forms of energy; and

•	water shortages or other increases in the cost of water.
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
We evaluate expansion opportunities as they become available, and in the future we may construct new facilities or enhance our existing properties by constructing additional facilities.
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
We may experience difficulty integrating operations of any acquired companies, including the Palms Casino Resort, and developed properties and managing our overall growth which could have a material adverse effect on our operating results.
We may not be able to effectively manage our properties, proposed projects with Native American tribes and any future acquired companies or developed properties, or realize any of the anticipated benefits of the acquisitions, including streamlining operations or gaining efficiencies from the elimination of duplicative functions. We acquired the Palms on October 1, 2016. We cannot be sure that we will be able to recognize cost savings and other synergies that we expect to realize as a result of the acquisition of the Palms in the expected time frame or at all. The management of Native American gaming facilities requires continued dedication of management resources and may temporarily distract attention from our day-to-day business. In addition, to the extent we pursue expansion and acquisition opportunities, we would face significant challenges in managing our expansion projects and any other gaming operations we may acquire in the future. Failure to manage our growth effectively could have a material adverse effect on our operating results.
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
We test our goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year or when a triggering event occurs, and we test other long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If we do not achieve our projected cash flow estimates related to such assets, we may be required to record an impairment charge, which could have a material adverse impact on our financial statements. We have recognized significant impairment charges in the past as a result of a number of factors including negative industry and economic trends, reduced estimates of future cash flows, and slower than expected growth. We could be required to recognize additional impairment charges, which could have a material adverse effect on our results of operations if events that negatively impact our business should occur in the future.
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
Our casinos and hotels use significant amounts of electricity, natural gas, other forms of energy and water. The southwest United States is currently experiencing a drought, which may result in governmentally-imposed restrictions on water use or increases in the cost of water. Any such restrictions on use of water or increases in cost could adversely impact our business and our results of operations. In addition, while no shortages of energy have been experienced recently and gasoline prices are currently lower than historical periods, energy shortages or substantial increases in the cost of electricity and gasoline in the United States have negatively affected our operating results in the past. Increased gasoline prices may cause reduced visitation to our properties because of travel costs or reductions in disposable income of our guests and increased energy prices directly impact our operating costs. Any such increases in prices could negatively affect our business in the future.
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
We have a substantial amount of debt, which requires significant principal and interest payments. As of December 31, 2016, the principal amount of our outstanding indebtedness, including our $115.9 million non-recourse Restructured Land Loan, totaled approximately $2.48 billion, and we had $531.8 million of undrawn availability under our Revolving Credit Facility (after giving effect to $120.0 million in outstanding borrowings and the issuance of approximately $33.2 million of letters of credit and similar obligations). Our ability to make interest payments on our debt will be significantly impacted by general economic, financial, competitive and other factors beyond our control.
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
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the documents governing our indebtedness restrict, but do not completely prohibit, us from doing so. As of December 31, 2016, we had $531.8 million of undrawn availability under our Revolving Credit Facility (after giving effect to $120.0 million in outstanding borrowings and the issuance of approximately $33.2 million of letters of credit and similar obligations). In addition, the indenture governing our senior notes allows us to issue additional notes under certain circumstances. The indenture also allows us to incur certain other additional secured and unsecured debt. Further, the indenture does not prevent us from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
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
As of December 31, 2016, approximately $1.9 billion, or 78%, of our borrowings were at variable interest rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Assuming our consolidated variable interest rate indebtedness outstanding at December 31, 2016 remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our annual estimated debt-service requirements by approximately

$8.6 million. Accordingly, an increase in interest rates from current levels could cause our annual debt-service obligations to increase significantly.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Substantially all of the property that we own and lease is subject to liens to secure borrowings under our credit agreements.
Red Rock, which opened in 2006, is situated on approximately 64 acres that we own on the northwest side of Las Vegas, Nevada.
Green Valley Ranch, which opened in 2001, is situated on approximately 40 acres that we own in Henderson, Nevada.
Palms, which we purchased in 2016, is situated on approximately 37 acres that we own in Las Vegas, Nevada.
Palace Station, which opened in 1976, is situated on approximately 30 acres that we own in Las Vegas, Nevada.
Boulder Station, which opened in 1994, is situated on approximately 46 acres on the east side of Las Vegas, Nevada. We own 19 acres and lease the remaining 27 acres from KB Enterprises, a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the “Related Lessor”). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III, our Chairman and Chief Executive Officer, and Lorenzo J. Fertitta, our Vice Chairman. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $222,933 through June 2018. In July 2018 and every ten years thereafter, the rent will be adjusted by a cost of living factor. In July 2023 and every ten years thereafter, the rent is subject to adjustment based on the product of the fair market value of the land and the greater of the then prevailing annual rate of return for comparably situated property or 8% per year. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, we have an option to purchase the land at fair market value, exercisable at five-year intervals with the next option in July 2018. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party.
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
Fiesta Henderson, which we purchased in 2001, is situated on approximately 35 acres that we own in Henderson, Nevada.
Wild Wild West, which we purchased in 1998, is situated on a portion of approximately 96 acres of land, of which approximately 76 acres is owned and approximately 20 acres is leased from a third party lessor at December 31, 2016. The significant terms of the lease agreement include (i) annual rent adjustments through January 2020 and every three years thereafter, (ii) options under which we may purchase the land at any time through 2019 at established fixed prices, (iii) a one-time termination option at our election in 2019, and (iv) options under which we may purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively.

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
We lease our corporate office building in Las Vegas, Nevada from a third-party real estate investment firm, to whom we sold the building in 2007. The initial 20-year term of the lease expires in November 2027, and we have four remaining five-year options to extend the lease. The lease also contains an option under which we may repurchase the building in November 2017.
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

ITEM 3.	LEGAL PROCEEDINGS
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
Holders
At January 31, 2017, there was one holder of record of our Voting Units and one holder of record of our Non-Voting Units.
Dividends
From time to time we evaluate whether we will make dividends or distributions in respect of our Units, subject to compliance with restrictive covenants of our debt instruments and other agreements (see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness and Capital Stock). In addition, we are party to a tax distribution agreement that requires us to distribute to Station Holdco an amount that is generally sufficient to permit the members of Station Holdco to pay federal and state income taxes in respect of their allocable shares of our income. In 2016 and 2015, we paid distributions to equity holders of Station Holdco totaling $142.8 million and $211.2 million, respectively. In March 2017, the Company’s Board of Directors approved a distribution of $11.6 million to the equity holders of Station Holdco, which is expected to be paid on or before March 31, 2017.
Issuer Purchases of Equity Securities
There were no purchases of our equity securities made by or on behalf of us during the three months ended December 31, 2016.
Securities Authorized for Issuance Under Equity Compensation Plans
None of our equity securities are authorized for issuance under equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data have been derived from our consolidated financial statements. The selected consolidated financial data are qualified in their entirety by, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

	Year Ended December 31,
	2016 (a)	2015	2014 (b)	2013 (c)	2012 (d)
	(amounts in thousands)
Operating Results:
Net revenues	$1,452,427	$1,352,135	$1,291,616	$1,256,137	$1,230,221
Operating income	315,358	287,189	237,061	214,976	170,421
Income (loss) from continuing operations	169,899	143,418	131,135	(79,089)	32,512
Discontinued operations (e)	—	(166)	(42,548)	(24,976)	(13,003)
Net income (loss)	169,899	143,252	88,587	(104,065)	19,509
Net income (loss) attributable to noncontrolling interests	6,007	5,594	(11,955)	(9,067)	(1,606)
Net income (loss) attributable to Station Casinos LLC	163,892	137,658	100,542	(94,998)	21,115
Balance Sheet Data:
Cash and cash equivalents, excluding restricted cash	$129,959	$116,426	$122,579	$133,598	$129,006
Total assets	3,269,967	2,932,111	2,973,824	3,072,252	3,100,664
Total debt	2,422,301	2,155,197	2,145,364	2,194,552	2,076,751
Total equity	636,465	573,709	644,117	692,821	838,941

Ratio of earnings to fixed charges (f)	2.2	2.0	1.9	(f)	1.2

(a)	The acquisition of Palms was consummated on October 1, 2016 for $316.4 million.

(b)	During the year ended December 31, 2014, we recognized a $49.1 million gain on repayment of our advances for development of Graton Resort.

(c)	During the year ended December 31, 2013, we recognized a $147.1 million loss on extinguishment/modification of debt related to the refinancing of $2.1 billion of our then outstanding debt.

(d)
During the year ended December 31, 2012, we recognized a $51.8 million loss on extinguishment/modification of debt related to the refinancing of approximately $517 million of our then outstanding debt, mainly representing the write-off of unamortized debt discount and debt issuance costs related to the previous credit facilities. In addition, we recognized a $102.8 million gain on repayment of our advances for development of Graton Resort.

(e)
Discontinued operations represents the results of Fertitta Interactive, which ceased operations in the fourth quarter of 2014. See Note 20 to the Consolidated Financial Statements for additional information.

(f)
For purposes of computing the ratio of earnings to fixed charges, earnings consist of net income (loss) before income taxes excluding earnings and losses from equity investees, fixed charges less capitalized interest, and income distributions from equity investees. Fixed charges consist of interest expense and capitalized interest, amortization of debt discount and debt issuance costs, and the estimated interest component of rental expense. Earnings were inadequate to cover fixed charges by $79.1 million for the year ended December 31, 2013.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Item 8. Financial Statements and Supplementary Data included in this Annual Report on Form 10-K.
Overview
Station Casinos LLC (“we,” “our,” “us,” or the “Company”) is a gaming, development and management company established in 1976 that develops and operates casino entertainment properties. We currently own and operate ten major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned) in the Las Vegas regional market. In addition, we manage Graton Resort in Sonoma County, California and Gun Lake in Allegan County, Michigan, both on behalf of Native American tribes.
Our principal source of revenue and operating income is gaming, and our non-gaming offerings include restaurants, hotels and other entertainment amenities. Approximately 80% to 85% of our casino revenue is generated from slot play. The majority of our revenue is cash-based and as a result, fluctuations in our revenues have a direct impact on our cash flows from operations. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing and fund capital expenditures.
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. The Las Vegas economy, although severely impacted by the recession and housing crisis that spanned from 2008 to 2011, began to stabilize in 2012 and, based on population and employment growth, was one of the fastest growing economies in the United States from 2015 to 2016. Based on a recent U.S. Census Bureau release, Nevada was second among all states in percentage growth of population from July 2015 to July 2016. In addition, based on preliminary data for December 2016 from Bureau of Labor Statistics, Las Vegas experienced a 2.7% year-over-year increase in employment to 952,800, which is an all-time high. This resulted in an unemployment rate of 5.0% which has declined from 14.1% in July 2011. Businesses and consumers in Las Vegas continue to increase their spending as evidenced by 42 consecutive months of year-over-year increases in taxable retail sales from July 2013 to December 2016. Home values have also improved significantly over the past several years with the median price of an existing single family home in Las Vegas up approximately 99% at December 2016 compared to January 2012, as reported by the Greater Las Vegas Association of Realtors.
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
In May 2016, we acquired all of the outstanding membership interests of Fertitta Entertainment LLC (“Fertitta Entertainment” and such transaction, the “Fertitta Entertainment Acquisition”) for $460 million, which included $51.0 million paid in satisfaction of Fertitta Entertainment’s term loan and revolving credit facility on the closing date, $18.7 million paid to settle Fertitta Entertainment's liability-classified equity awards, and $1.3 million in assumed liabilities. The Fertitta Entertainment Acquisition was funded with proceeds we received in connection with the initial public offering (“IPO”) of Red Rock Resorts, Inc. (“Red Rock”) and borrowings under our revolving credit facility. Red Rock is a newly formed entity that holds all of our voting interests and indirectly holds approximately 57% of our economic interests through its ownership interest in Station Holdco LLC (“Station Holdco”), the holder of 100% of our economic interests. Red Rock is designated as our sole managing member and controls and operates all of our business and affairs. Station Holdco issued new LLC units to Red Rock in exchange for $424.4 million in net proceeds from the IPO, and contributed $419.5 million of the proceeds to us, with the remaining $4.9 million used to reimburse us for deferred offering costs we had incurred in connection with the IPO.
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
Prior to the Fertitta Entertainment Acquisition, Station Holdco, the Company and Fertitta Entertainment were controlled by Frank J. Fertitta III, our Chairman and Chief Executive Officer, and Lorenzo J. Fertitta, our Vice Chairman, who collectively held a majority of the voting and economic interests in these entities, and accordingly, the Fertitta Entertainment Acquisition constituted an acquisition of an entity under common control. Our consolidated financial statements include the consolidation of Fertitta Entertainment for all periods presented.
Highlights for 2016 include the following:

•	Acquisition of Palms Casino Resort for $316.4 million on October 1, 2016;

•	Completion of a $2.4 billion refinancing of our credit facility, which provided increased borrowing capacity, reduced borrowing costs and additional financial flexibility;

•	Launch of my|Rewards, an enhancement to our Boarding Pass loyalty program that rewards guests for their spend on non-gaming amenities as well as their gaming spend;

•	Commencement of a $115 million upgrade and expansion at Palace Station; and

•	Completion of the purchase of Fertitta Entertainment, which previously managed our properties under long-term management agreements.

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
Food and beverage revenue measures:

•	Average guest check is a measure of sales volume and product offerings, and represents the average amount spent per customer visit.

•	Number of guests served is an indicator of volume.
Room revenue measures:

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by total rooms available.

•	Average daily rate (“ADR”) is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms.

•	Revenue per available room is calculated by dividing total room revenue by total rooms available.

Results of Operations
The following table presents information about our results of continuing operations (dollars in thousands):

	Year Ended December 31,
	2016	Percent change	2015	Percent change	2014
Net revenues	$1,452,427	7.4%	$1,352,135	4.7%	$1,291,616
Operating income	315,358	9.8%	287,189	21.1%	237,061

Casino revenues	960,992	4.2%	922,154	2.8%	897,361
Casino expenses	368,561	6.1%	347,509	1.8%	341,490
Margin	61.6%		62.3%		61.9%

Food and beverage revenues	270,619	7.7%	251,235	5.0%	239,212
Food and beverage expenses	185,177	13.8%	162,722	3.5%	157,191
Margin	31.6%		35.2%		34.3%

Room revenues	142,858	16.3%	122,888	9.1%	112,664
Room expenses	54,963	18.1%	46,559	2.4%	45,479
Margin	61.5%		62.1%		59.6%

Other revenues	74,208	6.4%	69,728	(1.1)%	70,522
Other expenses	26,588	4.5%	25,454	(12.2)%	28,979

Management fee revenue	111,520	25.5%	88,859	29.2%	68,782

Selling, general and administrative expenses	321,167	(2.0)%	327,857	2.4%	320,120
Percent of net revenues	22.1%		24.2%		24.8%

Depreciation and amortization	156,668	13.6%	137,865	7.7%	127,961
Asset impairment	—	n/m	6,301	n/m	11,739
Write-downs and other charges, net	23,214	n/m	9,514	n/m	20,956
Interest expense, net	140,189	(3.0)%	144,489	(4.8)%	151,702
Loss on extinguishment/modification of debt	7,270	n/m	90	n/m	4,132
Gain on Native American development	—	n/m	—	n/m	49,074
________________________________________________
n/m = not meaningful

We view each of our Las Vegas casino properties as individual operating segments. We aggregate all of our Las Vegas operating segments into one reportable segment because all of our Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing programs, are directed by a centralized management structure and have similar economic characteristics. We also aggregate our Native American management arrangements into one reportable segment. The results of operations for our Native American management segment are discussed in the section entitled “Management Fee Revenue” below and the results of operations of our Las Vegas operations are discussed in the remaining sections below. References herein to same-store basis represent results of operations excluding the impact of operations of Palms from October 1, 2016, the date of acquisition, through December 31, 2016.
Net Revenues. Net revenues for the year ended December 31, 2016 increased by 7.4% to $1.45 billion as compared to $1.35 billion for the year ended December 31, 2015. Same-store net revenues accounted for 4.6% of the year over year increase, and reflected increases in casino, food and beverage, room and management fee revenue, all of which are discussed below. We believe the increase in same-store net revenues was primarily due to the ongoing economic recovery described above, as well as our strategic marketing activities. Same-store net revenues for 2016 were negatively impacted by construction disruption at Palace Station associated with the upgrade and expansion project, which commenced during the fourth quarter of 2016 and is expected to be completed in phases throughout 2017 and 2018. Net revenues for the year ended December 31, 2016 included $38.5 million generated by Palms.
Net revenues for the year ended December 31, 2015 increased by 4.7% to $1.35 billion as compared to $1.29 billion for the year ended December 31, 2014. The increase in net revenues during 2015 reflected increases in casino, food and beverage, room and management fee revenue, offset slightly by a decrease in other revenues.
Operating Income. Operating income increased 9.8% to $315.4 million for the year ended December 31, 2016 as compared to $287.2 million for the year ended December 31, 2015. Operating income increased by 21.1% to $287.2 million for the year ended December 31, 2015 as compared to $237.1 million for the prior year. Components of operating income for the comparative periods are discussed below.
Casino.  Casino revenues increased $38.8 million to $961.0 million for the year ended December 31, 2016 as compared to $922.2 million for the prior year. Casino revenues on a same-store basis increased by $23.3 million due to higher slot and table games revenue, which was partially offset by a decrease in sports revenue. The increase in same-store slot revenue was attributable to a 2.8% increase in slot handle and the increase in same-store table games revenue was primarily attributable to a 4.0% increase in drop. The decrease in sports revenue was primarily due to a 1.4% decrease in hold. The increase in casino revenues reflects $15.5 million in revenue generated by Palms. For the year ended December 31, 2016, casino expenses increased by $21.1 million or 6.1% as compared to the prior year, commensurate with the increase in same-store revenues, and included casino expenses associated with Palms.
Casino revenues increased to $922.2 million for the year ended December 31, 2015 as compared to $897.4 million for 2014. The improvement was primarily due to a 2.9% increase in slot handle and a 6.5% increase in table game drop, partially offset by lower race and sports revenue. Casino expenses increased slightly for the year ended December 31, 2015 as compared to the prior year, commensurate with the increase in revenues.
Food and Beverage.  Food and beverage revenues for the year ended December 31, 2016 increased to $270.6 million as compared to $251.2 million for 2015 largely due to the opening of several new restaurants and the first full year of operations for certain restaurants that opened in late 2015, as well as the acquisition of Palms, which contributed $8.7 million in revenue. On a same-store basis for the year ended December 31, 2016, the average guest check increased by 4.0% and the number of restaurant guests served increased slightly as compared to the prior year. Food and beverage expenses increased by 13.8% for the year ended December 31, 2016 as compared to the prior year, primarily due to the addition of several new restaurants as well as additional product enhancements to our food and beverage offerings and service levels, and included food and beverage expenses associated with Palms.
Food and beverage revenues for the year ended December 31, 2015 increased to $251.2 million as compared to $239.2 million for 2014. The improvement was primarily due to increased volume at our food and beverage outlets, including the impact of several new restaurants, as well as higher catering revenue from our convention and meeting business. For the year ended December 31, 2015, the number of restaurant guests served increased by 1.3% as compared to the prior year, and the average guest check increased by 3.9%. Food and beverage expense for the year ended December 31, 2015 increased by 3.5% as compared to the prior year, mainly due to the increased volume at our food and beverage establishments.
Room. Information about our hotel operations is presented below:

	Year Ended December 31,
	2016	2015	2014
Occupancy	92.8%	93.5%	90.6%
Average daily rate	$86.52	$79.11	$74.53
Revenue per available room	$80.31	$73.93	$67.49
Room revenues for the year ended December 31, 2016 increased by 16.3% to $142.9 million as compared to $122.9 million for the year ended December 31, 2015 due to a 9.4% improvement in ADR as compared to the prior year, partially offset by a 63 basis point decrease in occupancy rate. On a same-store basis, room revenues increased by $8.4 million or 6.8% and ADR improved by 7.7% for the year ended December 31, 2016 as compared to the prior year. Room revenues for the year ended December 31, 2016 included $11.6 million in revenue from Palms operations. Room expenses increased by 18.1% for the year ended December 31, 2016 as compared to the prior year commensurate with the increase in same-store revenues, and included room expenses associated with Palms.
Room revenues for the year ended December 31, 2015 increased by 9.1% to $122.9 million as compared to $112.7 million for the prior year due to a 290 basis point improvement in the occupancy rate and a 6.1% improvement in ADR. Room expenses for the year ended December 31, 2014 increased by 2.4% as compared to the prior year, mainly due to higher payroll and related costs associated with the increased occupancy.
Other. Other revenues primarily include revenues from tenant leases, retail outlets, bowling, spas and entertainment. Other revenues for the year ended December 31, 2016 increased by 6.4% to $74.2 million as compared to $69.7 million for the prior year, due to the acquisition of Palms. Other expenses for the year ended December 31, 2016 increased by 4.5% as compared to the prior year and included other expenses associated with Palms.
Other revenues for the year ended December 31, 2015 decreased by 1.1% to $69.7 million as compared to $70.5 million for the prior year. Other expenses for the year ended December 31, 2015 decreased by 12.2% as compared to the prior year. The decrease in other revenues and other expenses for the year ended December 31, 2015 was mainly due to lower fuel prices at our Wild Wild West truck plaza.
Management Fee Revenue. Management fee revenue is based on the operating results of our managed properties, and primarily represents fees earned from our management agreements with Graton Resort and Gun Lake. For the year ended December 31, 2016, management fee revenue increased to $111.5 million as compared to $88.9 million for the prior year due to improved results at both Graton Resort and Gun Lake, primarily due to higher slot and table games revenue, as well as the opening of an expansion at Graton Resort, which included a 200-room hotel, convention space and other resort amenities, in November 2016. For the year ended December 31, 2015, management fee revenue increased to $88.9 million as compared to $68.8 million for the prior year, primarily due to improved results at both Graton Resort and Gun Lake. This improvement resulted from increased casino revenues due to higher slot handle, as well as lower interest costs as a result of debt refinancings at Graton Resort. A casino expansion at Gun Lake is expected to open in the summer of 2017. The Gun Lake management agreement expires in February 2018.
Management fee revenue also includes reimbursable costs, which represent amounts received or due pursuant to our management agreements with Native American tribes for the reimbursement of expenses, primarily payroll costs, that we incur on their behalf. We recognize reimbursable cost revenues on a gross basis with an offsetting amount charged to operating expenses. Management fee revenue for the years ended December 31, 2016, 2015 and 2014 included $8.9 million, $7.3 million and $7.5 million in reimbursable costs, respectively.
Selling, General and Administrative (“SG&A”).  SG&A expenses decreased by 2.0% to $321.2 million for the year ended December 31, 2016 as compared to $327.9 million for the prior year. The decrease was mainly due to lower compensation expense as compared to the prior year, including a decrease in share-based compensation of $13.1 million, which was primarily due to expense associated with Fertitta Entertainment’s liability awards in 2015. The decrease in SG&A for the year ended December 31, 2016 was also due to a $2.5 million donation to the University of Nevada, Las Vegas (“UNLV”) to contribute to the construction of a new building for the hotel college in the prior year. These decreases were partially offset by increased advertising and promotions expense primarily related to the 10th anniversary celebration for our Red Rock property and the 40th anniversary of Palace Station, as well as SG&A expenses associated with Palms.
SG&A expenses increased by 2.4% to $327.9 million for the year ended December 31, 2015 as compared to $320.1 million for the prior year, mainly due to the $2.5 million donation to UNLV.
Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2016 increased to $156.7 million as compared to $137.9 million for the prior year primarily due to assets placed in service during the year including hotel room and suite renovations, new restaurants, slot machines and related gaming equipment purchases, race and sports technology upgrades and information technology enhancements, as well as accelerated depreciation related to remodeling projects, including the upgrade and expansion of Palace Station. Depreciation and amortization expense for the year ended December 31, 2016 included depreciation and amortization expense associated with Palms. Depreciation and amortization expense for the year ended December 31, 2015 increased to $137.9 million as compared to $128.0 million for 2014, due fixed asset purchases as well as accelerated depreciation related to room remodeling projects.
Asset Impairment. During the year ended December 31, 2015, we recognized asset impairment charges totaling $6.3 million, primarily representing the write‑down of certain parcels of undeveloped land in Las Vegas to their estimated fair values. During the year ended December 31, 2014, we sold approximately 101 acres of land held for development in Reno,

Nevada for approximately $2.0 million and recognized an impairment loss of $11.7 million to write down the carrying amount of the land to its estimated fair value less cost to sell.
Write-downs and Other Charges, net. Write-downs and other charges, net includes charges such as losses on asset disposals and non-routine transactions, and consisted of the following (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Transaction-related costs	$9,038	$5,819	$—
Loss on disposal of assets	6,182	1,665	19,728
Development costs	4,350	—	—
Severance expense	3,314	1,135	1,941
Other, net	330	895	(713)
Write-downs and other charges, net	$23,214	$9,514	$20,956
Transaction-related costs included IPO-related advisory, legal and other costs that were not deferred as direct and incremental costs of the IPO, as well as costs related to the Fertitta Entertainment Acquisition.
Loss on disposal of assets for the year ended December 31, 2016 primarily represents normal recurring asset disposals related to renovation projects, as well as a $2.5 million loss on the sale of a parcel of land in Las Vegas. During the year ended December 31, 2015, we sold certain parcels of land that were previously held for development, and recognized gains on sale totaling $6.7 million. The gain was offset by losses on disposal of various assets, primarily property and equipment. Loss on disposal of assets for the year ended December 31, 2014 primarily represents the abandonment of certain assets, including an amphitheater and an outdoor water feature, as well as asset disposals related to various renovation projects.
Development costs included costs associated with various development and acquisition activities, primarily $3.2 million in acquisition and integration costs related to Palms. Severance expense for the year ended December 31, 2016 primarily relates to the acquisition of Palms.
Interest Expense, net.  The following table presents summarized information about our interest expense (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest cost, net of interest income	$122,697	$125,463	$133,520
Amortization of debt discount and debt issuance costs	17,492	19,026	18,182
Interest expense, net	$140,189	$144,489	$151,702
Interest expense, net, for the year ended December 31, 2016 was $140.2 million as compared to $144.5 million for the prior year. The decrease in interest expense, net for the year ended December 31, 2016 was primarily a result of a lower interest rate from the refinancing of our credit facility, which was offset by increased borrowings. In June 2016, we refinanced our credit facility and as a result, the interest rate on our term loan B facility decreased from 4.25% at December 31, 2015 to 3.75% at December 31, 2016. See Note 11 to the Consolidated Financial Statements for additional information on the debt refinancing.
Interest expense, net, for the year ended December 31, 2015 was $144.5 million as compared to $151.7 million for the prior year. The decrease in interest expense, net as compared to the prior year was primarily due to principal reductions on our term loan B facility as well as a repricing of our term loan B facility in March 2014 which resulted in an interest rate reduction of 75 basis points.
Interest expense, net, also includes the impact of our interest rate swaps that were designated in cash flow hedging relationships, which, at December 31, 2016, effectively converted $1.1 billion of our variable-rate debt to a fixed rate. For the years ended December 31, 2016, 2015 and 2014, interest rate swaps increased our interest expense by $5.1 million, $8.5 million and $12.9 million, respectively. These amounts included deferred losses on discontinued cash flow hedging relationships that were being reclassified from accumulated other comprehensive income into interest expense while the previously hedged cash flows continued to occur. See Note 12 to the Consolidated Financial Statements for additional information on our interest rate swaps.

Loss on Extinguishment/Modification of Debt. During the year ended December 31, 2016, we recognized a $7.3 million loss on extinguishment/modification of debt, primarily related to the refinancing of our credit facility in June 2016. As a result of the refinancing, we recognized a $6.6 million loss on extinguishment/modification of debt related to the extinguished portion of the debt. During the year ended December 31, 2014, we recognized a $4.1 million loss on extinguishment/modification of debt, primarily related to the March 2014 repricing of our credit facility.
Gain on Native American Development. For the year ended December 31, 2014, we recognized gains as a result of repayments on our advances to Graton Resort. The gains were due to the adjustment of the carrying amount of the advances to fair value upon our adoption of fresh-start reporting in 2011, and our deferral of the return on the advances until the carrying amount had been recovered and the return was realizable. In 2014 we recognized a gain of $49.1 million when we received the final payment of the remaining amounts due from the Graton Tribe. We have no ongoing contractual obligation related to amounts collected from the Graton Tribe, and the amounts are nonrefundable.
Discontinued Operations. Discontinued operations represents the operating results of Fertitta Interactive, which ceased operating in November 2014. Fertitta Interactive previously operated online gaming in New Jersey and online poker in Nevada under the Ultimate Gaming and Ultimate Poker brands. The net loss from discontinued operations for the years ended December 31, 2015 and 2014 was $0.2 million and $42.5 million, respectively. See Note 20 to the Consolidated Financial Statements for additional information.

Adjusted EBITDA
Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014 for our two reportable segments, and a reconciliation of Net income to Adjusted EBITDA, is presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties, and the Native American management segment includes our Native American management arrangements.

	Year Ended December 31,
	2016	2015	2014
Net Revenues
Las Vegas operations	$1,336,177	$1,258,207	$1,217,935
Native American management	110,962	88,277	68,149
Reportable Segment Net Revenues	1,447,139	1,346,484	1,286,084
Corporate and other	5,288	5,651	5,532
Consolidated Net Revenues	$1,452,427	$1,352,135	$1,291,616

Net income	$169,899	$143,252	$88,587
Adjustments
Preopening	731	1,165	640
Depreciation and amortization	156,668	137,865	127,961
Share-based compensation	6,590	19,726	12,757
Donation to UNLV	—	2,500	—
Asset impairment	—	6,301	11,739
Write-downs and other charges, net	23,214	9,514	20,956
Other	(1,133)	537	435
Interest expense, net	140,189	144,489	151,702
Loss on extinguishment/modification of debt	7,270	90	4,132
Gain on Native American development	—	—	(49,074)
Change in fair value of derivative instruments	(87)	1	90
Adjusted EBITDA attributable to MPM noncontrolling interest	(14,675)	(14,192)	(13,424)
Discontinued operations	—	166	42,548
Adjusted EBITDA	$488,666	$451,414	$399,049

Adjusted EBITDA
Las Vegas operations	$423,692	$410,301	$379,748
Native American management	87,259	66,622	46,937
Reportable Segment Adjusted EBITDA	510,951	476,923	426,685
Corporate and other	(22,285)	(25,509)	(27,636)
Consolidated Adjusted EBITDA	$488,666	$451,414	$399,049

The year over year increases in Adjusted EBITDA are due to the factors described above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations excluding non-cash expenses, financing costs, and other non-operational items. Adjusted EBITDA includes net income plus preopening, depreciation and amortization, share-based compensation, a donation to UNLV, asset impairment, write-downs and other charges, net, interest expense, net, loss on extinguishment/modification of debt and change in fair value of derivative instruments, and excludes gain on Native American development, Adjusted EBITDA attributable to the noncontrolling interests of MPM and discontinued operations.
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
In June 2016, we entered into a new credit agreement (the “New Credit Facility”) consisting of a $225 million term loan A facility (the “Term A Facility”), a $1.5 billion term loan B facility (the “Term B Facility”) and a $685 million revolving credit facility (the “Revolver”). The proceeds from the New Credit Facility were used to repay all amounts outstanding under our $1.625 billion term loan facility and $350 million revolving credit facility (together, the “Prior Credit Facility”), which was terminated in June 2016. In January 2017, we entered into an amendment to the New Credit Facility (the “Amendment”) to, among other things, increase the Term B Facility by $125.0 million and reduce the applicable interest rate margins by 50 basis points. We applied the proceeds of the incremental Term B Facility borrowings to repay outstanding borrowings under our Revolver and pay fees and expenses incurred in connection with the Amendment.
The Term A Facility and debt incurred under the Revolver bear interest at a rate per annum, at our option, equal to either LIBOR plus an amount ranging from 1.75% to 2.75%, or an alternate base rate plus an amount ranging from 0.75% up to 1.75%, depending on our consolidated total leverage ratio. At December 31, 2016, the margin applicable to the Term A Facility and Revolver for LIBOR loans and alternate base rate loans was 2.50% and 1.50%, respectively. Pursuant to the Amendment, the Term B Facility bears interest at a rate per annum, at our option, equal to either LIBOR plus 2.50%, or an alternate base rate plus 1.50%, subject to a minimum LIBOR rate of 0.75%. Prior to the Amendment, the LIBOR and alternate base rate margins were 3.00% and 2.00%, respectively.
The Term A Facility and the Revolver will mature in June 2021 and the Term B Facility will mature in June 2023. Pursuant to the Amendment, we must pay a 1.00% premium if we prepay the Term B Facility prior to July 2017. We are required to make quarterly principal payments of $2.8 million on the Term A Facility and $3.8 million on the Term B Facility, in each case on the last day of each quarter. In addition, we are required to make mandatory payments of amounts outstanding under the New Credit Facility with the proceeds of certain casualty events, debt issuances, asset sales and equity issuances and, depending on our consolidated total leverage ratio, we are required to apply a portion of our excess cash flow to repay amounts outstanding under the New Credit Facility, which would reduce future quarterly principal payments.
The New Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of the subsidiary guarantors to incur debt; create a lien on collateral; engage in mergers, consolidations or asset dispositions; pay dividends or make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; or modify their lines of business.
The New Credit Facility also includes certain financial covenants, including the requirements that we maintain throughout the term of the New Credit Facility and measured as of the end of each quarter, a maximum consolidated total leverage ratio of not more than 6.50 to 1.00 at December 31, 2016, with step downs over the term of the New Credit Facility, and a minimum interest coverage ratio of 2.50 to 1.00. At December 31, 2016, our total leverage ratio was 4.66 to 1.00 and our interest coverage ratio was 4.62 to 1.00, both as defined in the New Credit Facility, and we believe we were in compliance with all applicable covenants. See Restrictive Covenants for additional detail related to covenants included in the New Credit Facility.

Our anticipated uses of cash for 2017 are expected to include (i) required principal and interest payments on our indebtedness, totaling approximately $46.1 million and $116.9 million, respectively, including a $32.5 million excess cash flow payment we expect to pay in March 2017 under the terms of our New Credit Facility, (ii) approximately $175 million to $200 million for maintenance and investment capital expenditures, which includes amounts related to the upgrade and expansion project at Palace Station, and (iii) distributions to our members and noncontrolling interests, including distributions of approximately $11.6 million to be paid in March 2017.
We believe that cash flows from operations, available borrowings under our New Credit Facility, other debt financings and existing cash balances will be adequate to satisfy our anticipated uses of capital for the next twelve months. We regularly assess our projected capital requirements for capital expenditures, repayment of debt obligations, and payment of other general corporate and operational needs. In the long term, we expect that we will fund our capital requirements with a combination of cash generated from operations, borrowings under our Revolving and the issuance of new debt as market conditions may permit. However, our cash flow and ability to obtain financing on terms that are satisfactory to us, or at all, may be affected by a variety of factors, including competition, general economic and business conditions and financial markets. As a result, we cannot provide any assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.
Capital Resources
Cash
At December 31, 2016, we had $130.0 million in cash and cash equivalents, which is primarily used for the day-to-day operations of our properties.
New Credit Facility
At December 31, 2016, our borrowing availability under our Revolver was $531.8 million, subject to continued compliance with the terms of our New Credit Facility, which is net of $120.0 million in outstanding borrowings and $33.2 million in outstanding letters of credit and similar obligations. The amount outstanding under the Revolver at December 31, 2016 was primarily used to fund the acquisition of Palms. See Note 3 to the Consolidated Financial Statements for additional information about the acquisition of Palms.
In January 2017, we applied the $125.0 million in proceeds of the incremental Term B Facility borrowings to repay outstanding borrowings under our Revolver and pay fees and expenses incurred in connection with the amendment of the New Credit Facility. We incurred a repricing fee in the amount of 1.00% of the aggregate principal amount of the Term B Facility outstanding prior to the incurrence of the incremental Term B Facility borrowings.
Cash Flow
Following is a summary of our cash flow information, which includes cash flows of discontinued operations (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash flows provided by (used in):
Operating activities	$359,988	$349,440	$269,791
Investing activities	(444,096)	(106,273)	(42,887)
Financing activities	97,444	(249,860)	(241,668)
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
During the year ended December 31, 2016, net cash provided by operating activities totaled $360.0 million, compared to $349.4 million for the prior year. Operating cash flows increased due to improved operating results from our properties and our Native American managed properties as described under Results of Operations above. This increase was partially offset by normal fluctuations in working capital and the settlement of liability classified equity awards of Fertitta Entertainment.
For the year ended December 31, 2015, net cash provided by operating activities totaled $349.4 million, compared to $269.8 million for the prior year. The increase in net cash provided by operating activities for the year ended December 31, 2015 as compared to the prior year was due to improved operating results from our properties and our Native American managed properties as described under Results of Operations above, as well as normal fluctuations in working capital accounts. Additionally, cash paid for interest decreased by $5.0 million for the year ended December 31, 2015 as compared to the prior year as a result of principal reductions on the Prior Credit Facility as well as our March 2014 repricing.
Operating cash flows for the year ended December 31, 2014 included $24.5 million of net cash outflows for discontinued operations. For the year ended December 31, 2015, operating cash flows for discontinued operations were nominal.
Cash Flows from Investing Activities
During the years ended December 31, 2016, 2015 and 2014, we paid $162.4 million, $129.9 million and $102.7 million, respectively, for capital expenditures, consisting primarily of various remodeling projects, slot machines and related gaming equipment, race and sports technology upgrades and information technology enhancements. During the year ended December 31, 2016, we paid $305.9 million, net of cash received, for the acquisition of Palms. Also during the year ended December 31, 2016, Fertitta Entertainment sold a consolidated subsidiary, which held an aircraft and related debt, to a related party for $8.0 million in cash and collected $18.3 million of related party notes. During the year ended December 31, 2015, we received $26.3 million in proceeds from asset sales, primarily from the sale of land previously held for development. In addition, during the years ended December 31, 2016, 2015 and 2014, we paid $2.7 million, $1.8 million and $2.6 million, respectively, in reimbursable advances for the North Fork Project. During the year ended December 31, 2014, we received repayments totaling $66.0 million on our advances for Graton Resort, which have now been repaid in full.
Cash Flows from Financing Activities
During the year ended December 31, 2016, we entered into the New Credit Facility with an initial principal balance of $1.725 billion, the proceeds of which were used to repay the principal balance outstanding under the Prior Credit Facility and to pay related fees and costs totaling $37.6 million. In addition, we received a capital contribution of $419.5 million from Station Holdco representing proceeds from Red Rock's IPO, which we used to complete the purchase of Fertitta Entertainment. Of the $460.0 million purchase price, $51.0 million was used to repay amounts outstanding under Fertitta Entertainment's credit facility, $18.7 million was paid to settle Fertitta Entertainment's liability-classified equity awards and $389.1 million was paid as a deemed distribution to Fertitta Entertainment's equity holders. During the same period, cash distributions totaled $153.9 million, consisting of $142.8 million paid to members of Station Holdco and Fertitta Entertainment, of which $43.6 million represented tax distributions, and $11.1 million paid by MPM to its noncontrolling interest holders. In addition, during the year ended December 31, 2016, we paid $7.3 million to terminate an interest rate swap concurrently with entering into the New Credit Facility, and we paid $6.0 million to the noncontrolling interest holders of MPM related to a note payable.
During the year ended December 31, 2015, we paid $84.1 million in principal payments on our indebtedness and Fertitta Entertainment incurred $52.4 million in additional indebtedness, which was primarily used for an asset purchase. During the same period, we paid $222.2 million in distributions, which included $211.2 million paid to our members and $10.7 million paid to noncontrolling interest holders of MPM.
During the year ended December 31, 2014, we paid $74.3 million in principal payments on our indebtedness and $163.4 million in distributions including $153.3 million paid to our members and $10.1 million paid to noncontrolling interest holders of MPM. During the same period, Fertitta Interactive received capital contributions of $10.0 million from noncontrolling interest holders to fund its operations. In addition, we paid $2.5 million in fees and costs related to the March 2014 debt repricing.
Restrictive Covenants
Certain customary covenants are included in either the credit agreement governing the New Credit Facility or the indenture governing our 7.50% Senior Notes (the “Indenture”) that, among other things and subject to certain exceptions, restrict our ability and the ability of our restricted subsidiaries to incur or guarantee additional debt; create liens on collateral; engage in mergers, consolidations or asset dispositions; pay dividends or distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; engage in lines of business other than our core business and related businesses; or issue certain preferred units.

The New Credit Facility also includes certain financial covenants, including the requirements that we maintain throughout the term of the New Credit Facility and measured as of the end of each quarter, a maximum consolidated total leverage ratio of not more than 6.50 to 1.00 through June 30, 2017, 6.25 to 1.00 for September 30, 2017 through September 30, 2018, 5.75 to 1.00 for December 31, 2018 through March 31, 2019, 5.50 to 1.00 for June 30, 2019 through December 31, 2019 and 5.25 to 1.00 thereafter. Depending on our consolidated total leverage ratio, we are required to apply a portion of our excess cash flow to repay amounts outstanding under the New Credit Facility, which would reduce future quarterly principal payments. A breach of the financial ratio covenants shall only become an event of default under the Term B Facility if the lenders providing the Term A Facility and the Revolver take certain affirmative actions after the occurrence of a default of such financial ratio covenants.
We are required to make quarterly principal payments of $2.8 million on the Term A Facility and $3.8 million on the Term B Facility, in each case on the last day of each quarter. In addition, we are required to make mandatory payments of amounts outstanding under the New Credit Facility with the proceeds of certain casualty events, debt issuances, asset sales and equity issuances.
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
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities and our derivative arrangements are described in Note 12 to the Consolidated Financial Statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2016, we had outstanding letters of credit and similar obligations totaling $33.2 million.
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2016 (amounts in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Long-term debt (a)	$46,063	$196,513	$827,732	$1,412,264	$2,482,572
Interest on long-term debt and interest rate swaps (b)	116,931	228,129	175,683	77,748	598,491
Operating leases	9,206	18,380	20,411	382,456	430,453
Other (c)	44,252	1,955	115	—	46,322
Total contractual cash obligations	$216,452	$444,977	$1,023,941	$1,872,468	$3,557,838
___________________________________

(a)
Includes scheduled principal payments and estimated excess cash flow payments on long-term debt outstanding at December 31, 2016. Additional information about our long-term debt is included in Note 11 to the Consolidated Financial Statements. The amount due in less than one year includes a $32.5 million excess cash flow payment on our New Credit Facility which is expected to be paid in March 2017.

(b)
Includes contractual interest payments on fixed and variable rate long-term debt outstanding at December 31, 2016 based on outstanding amounts and interest rates in effect at that date, and projected cash payments on our interest rate swaps. Annual interest payments are expected to decrease by approximately $7.5 million as a result of the repricing of our New Credit Facility in January 2017.

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
Derivative Instruments
At December 31, 2016, 2015 and 2014, all of our interest rate swaps were designated as cash flow hedges. See Note 12 to the Consolidated Financial Statements for additional information about our derivative and hedging activities and the related accounting.
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
Property and Equipment. At December 31, 2016, the carrying amount of our property and equipment was approximately $2.4 billion, which represents approximately 74.6% of our total assets. We make estimates and assumptions when accounting for property and equipment. We compute depreciation using the straight-line method over the estimated useful lives of the assets, and our depreciation expense is highly dependent on the assumptions we make about the estimated useful lives of our assets. We estimate the useful lives of our property and equipment based on our experience with similar assets and our estimate of the usage of the asset. Whenever events or circumstances occur that change the estimated useful life of an asset, we account for the change prospectively. We must also make judgments about the capitalization of costs. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. If an asset or asset group is disposed or retired before the end of its previously estimated useful life, we may be required to accelerate our depreciation expense or recognize a loss on disposal.
Goodwill. We test our goodwill for impairment during the fourth quarter of each year, and we perform interim goodwill impairment tests whenever events or changes in circumstances indicate that our goodwill may be impaired. We perform our goodwill impairment testing at the reporting unit level, and we consider each of our operating properties to be a reporting unit. When performing our impairment analysis, we either conduct a qualitative assessment to determine whether we believe it is more likely than not that the asset is impaired or we elect to bypass this qualitative assessment and perform a quantitative assessment. Under the qualitative assessment we consider both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes, and make a determination of whether it is more likely than not that the fair value of goodwill is less than its carrying amount. If after assessing the qualitative factors we determine it more likely than not the asset is impaired, a quantitative assessment is performed.
To perform a quantitative assessment to determine the fair value of the indefinite-lived intangible asset, we compare the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its estimated fair value, then the goodwill of the reporting unit may be impaired. To measure goodwill impairment, if any, we estimate the implied fair value of the reporting unit’s goodwill by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess. We estimate the fair value of a reporting unit using the present value of expected future cash flows along with value indications provided by the current valuation multiples of comparable publicly traded companies. The estimation of the fair value of a reporting unit requires management to make critical estimates, assumptions and judgments, including estimating the expected future cash flows and selecting appropriate discount rates, valuation multiples and market comparables. Application of alternative estimates and assumptions could produce significantly different results.
At December 31, 2016, our goodwill totaled $195.7 million. Approximately 86.8% of our goodwill is associated with one of our properties. As of our 2016 annual goodwill testing date, the estimated fair value of this property exceeded its carrying amount by approximately 35%. If the fair value of this property should decline in the future, we may be required to recognize a goodwill impairment charge, which could be material. Several of our other properties also have goodwill, and the fair values of each of those properties exceeded their carrying amounts. Future declines in the fair values of any of those properties could also result in goodwill impairment charges. A property’s fair value may decline as a result of a decrease in the property’s actual or projected operating results or changes in significant assumptions and judgments used by management in the estimation process, including the discount rate and market multiple.
Indefinite-Lived Intangible Assets. Our indefinite-lived intangible assets primarily represent the value of our brands. At December 31, 2016, the carrying amount of our indefinite-lived intangible assets totaled approximately $77.5 million. Indefinite-lived intangible assets are not amortized unless management determines that their useful life is no longer indefinite. We test our indefinite-lived intangible assets for impairment during the fourth quarter of each year, and whenever events or changes in circumstances indicate that an asset may be impaired, by comparing the carrying amount of the asset to its estimated fair value. If the carrying amount of the asset exceeds its estimated fair value, we recognize an impairment charge equal to the excess. We estimate the fair value of our brands using a derivation of the income approach to valuation based on estimated royalties avoided through ownership of the assets. The fair values of certain of our properties’ indefinite lived intangible assets is highly sensitive to changes in projected operating results. Accordingly, any decrease in the projected operating results of a property could require us to recognize an impairment charge, which could be material.
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

Player Rewards Program
We have a player rewards program (the “Rewards Program”) which allows customers to earn points based on their gaming activity and their non-gaming purchases. Points may be redeemed at all of our Las Vegas area properties for cash, free slot play, food and beverage at any of our restaurants and bars, rooms, entertainment and merchandise. We record a liability for the estimated cost of outstanding points earned under the Rewards Program that we believe will ultimately be redeemed. We record the estimated cost of points expected to be redeemed for cash and free slot play under the Rewards Program as a reduction of casino revenue. The estimated cost of points expected to be redeemed for food, beverage, rooms, entertainment and merchandise is charged to casino expense. Cost is estimated based on assumptions about the mix of goods and services for which points will be redeemed and the incremental departmental cost of providing the goods and services.
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
Derivative Instruments
We enter into interest rate swaps in order to manage interest rate risks associated with our debt. We recognize our derivative instruments at fair value in our Consolidated Balance Sheets as either assets or liabilities. The fair values of interest rate swaps are subject to significant estimation and a high degree of variability between periods. A description of the assumptions we used in estimating the fair value of interest rate swaps is included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period. The accounting for changes in the fair value of derivative instruments (i.e. gains or losses) depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to qualify for hedge accounting. Our interest rate swaps are intended to hedge our exposure to variability in expected future cash flows related to interest payments on our debt, and at December 31, 2016, our interest rate swaps qualified for and were designated in cash flow hedging relationships. See Note 12 to the Consolidated Financial Statements for additional information about our derivative and hedging activities.
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
Share-Based Compensation
Share-based compensation for periods subsequent to the IPO includes stock options and restricted stock awarded to employees. We measure share-based compensation expense at the grant date based on the fair value of the award and recognize the expense over the requisite service period. We use the straight-line method to recognize compensation expense for share-based awards with graded vesting. We estimate the fair value of stock options using the Black-Scholes option pricing model, which utilizes various inputs and assumptions, some of which are subjective. Key inputs we use in applying the Black-Scholes option pricing model are the stock price on the date of grant, expected stock price volatility, expected term of the award, risk-free interest rate and expected dividend yield. We estimate expected volatility based on the historical equity volatility of comparable publicly-traded companies. We estimate the expected term of stock option awards using the simplified method. The risk-free interest rate for the period equal to the expected term of the stock option award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on our estimate of annual dividends expected to be paid. See Note 15 to the Consolidated Financial Statements for additional information about our share-based compensation.

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
At December 31, 2016, $1.9 billion of the borrowings under our credit agreements were based on variable rates, primarily LIBOR, plus applicable margins of 1.50% to 4.50%. The LIBOR rate underlying our LIBOR-based borrowings outstanding under our Credit Facility ranged from 0.70% to 0.77%. The LIBOR rate underlying the borrowings under our Restructured Land Loan was 0.77% at December 31, 2016. The weighted-average interest rates for variable-rate debt shown in the long-term debt table below were calculated using the rates in effect at December 31, 2016. We cannot predict the LIBOR or base rate interest rates that will be in effect in the future, and actual rates will vary. Based on our outstanding borrowings at December 31, 2016, an assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $8.6 million, after giving effect to our interest rate swaps and the 0.75% LIBOR floor stipulated in the Term B Facility. In January 2017, we completed a debt repricing which resulted in an interest rate reduction of 50 basis points on the New Credit Facility.
We are also exposed to interest rate risk related to our interest rate swap agreements which we use to hedge a portion of our variable-rate debt. At December 31, 2016, we had 16 variable-to-fixed interest rate swaps with a combined notional amount of $1.1 billion which effectively hedged a portion of the interest rate risk on borrowings under our credit agreements. Our interest rate swaps, which are designated as a cash flow hedge, are matched with specific debt obligations and qualify for hedge accounting. We do not use derivative financial instruments for trading or speculative purposes. Interest differentials resulting from our designated interest rate swap agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate movements also affect the fair value of our interest rate swaps.
The fair values of our interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. This analysis reflects the contractual terms of the agreements, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement. Fair value is subject to significant estimation and a high degree of variability between periods; however, to the extent that the interest rate swap is effective in hedging the designated risk, the changes in the fair values of the interest rate swaps are deferred in other comprehensive income (loss) on our Consolidated Balance Sheets. Certain future events, including prepayment, refinancing or acceleration of the hedged debt, could cause all or a portion of our hedges to become ineffective. The changes in the fair values of ineffective portions of our interest rate swaps are recognized in our Consolidated Statements of Income in the period of change. In addition, we are exposed to credit risk should the counterparties fail to perform under the terms of the interest rate swap agreements; however, we seek to minimize our exposure to this risk by entering into interest rate swap agreements with highly rated counterparties, and we do not believe we were exposed to significant credit risk at December 31, 2016.

Following is information about future principal maturities, excluding original issue discounts, of our long-term debt and the related weighted-average contractual interest rates in effect at December 31, 2016 (dollars in millions):

	Expected maturity date
	2017	2018	2019	2020	2021	Thereafter	Total	Fair value
Long-term debt:
Fixed rate	$3.6	$3.2	$2.9	$3.0	$502.8	$19.3	$534.8	$556.0
Weighted-average interest rate	4.70%	4.38%	4.07%	4.08%	7.48%	3.68%

Variable rate (a)	$42.5	$142.2	$48.2	$26.3	$295.6	$1,393.0	$1,947.8	$1,964.6
Weighted-average interest rate	3.52%	4.95%	3.59%	3.51%	3.32%	3.75%
____________________________________

(a)
Based on variable interest rates and margins in effect at December 31, 2016. In January 2017, we completed a debt repricing which resulted in an interest rate reduction of 50 basis points on the New Credit Facility.

Following is information about the combined notional amount and weighted average interest rate by contractual maturity date for our interest rate swap agreements, as well as the fair value of the combined net asset at December 31, 2016 (dollars in millions):

	Expected maturity date
	2017	2018	2019	2020	2021	Thereafter	Total	Fair value
Interest rate swaps:
Notional amount	$40.5	$44.3	$52.3	$931.2	$—	$—	$1,068.3	$10.7
Fixed interest rate payable (a)	0.98%	1.25%	1.54%	1.69%	—%	—%	—%
Variable interest rate receivable (b)	0.75%	0.75%	0.75%	0.75%	—%	—%	—%
________________________________________________

(a)	Represents the actual fixed interest rate payable on our interest rate swaps at December 31, 2016.

(b)	At December 31, 2016, the receive rate on our interest rate swaps was equal to 0.75% which is the LIBOR floor stipulated in the agreements.
Additional information about our long-term debt and interest rate swaps is included in Notes 11 and 12 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors of Red Rock Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Station Casinos LLC (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, members’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Station Casinos LLC at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Las Vegas, Nevada
March 8, 2017

STATION CASINOS LLC CONSOLIDATED BALANCE SHEETS (amounts in thousands, except units data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$129,959	$116,426
Restricted cash	2,377	—
Receivables, net	43,547	35,505
Inventories	11,956	10,329
Prepaid gaming tax	20,066	19,504
Prepaid expenses and other current assets	11,194	8,865
Current assets of discontinued operations	—	197
Assets held for sale	19,020	21,020
Total current assets	238,119	211,846
Property and equipment, net	2,438,129	2,140,660
Goodwill	195,676	195,676
Intangible assets, net	149,199	149,997
Land held for development	163,700	163,700
Investments in joint ventures	10,572	13,991
Native American development costs	14,844	11,908
Related party note receivable	—	17,568
Other assets, net	59,728	26,765
Total assets	$3,269,967	$2,932,111
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$30,504	$24,258
Accrued interest payable	15,841	13,413
Other accrued liabilities	152,508	132,199
Current portion of long-term debt	46,063	88,937
Current liabilities of discontinued operations	—	113
Total current liabilities	244,916	258,920
Long-term debt, less current portion	2,376,238	2,066,260
Deficit investment in joint venture	2,307	2,255
Other long-term liabilities	10,041	30,967
Total liabilities	2,633,502	2,358,402
Commitments and contingencies (Note 19)
Members’ equity:
Voting units; 100 units authorized, issued and outstanding	—	—
Non-voting units; 100 units authorized, issued and outstanding	—	—
Members’ equity	612,820	558,227
Accumulated other comprehensive income (loss)	7,967	(5,303)
Total Station Casinos LLC members’ equity	620,787	552,924
Noncontrolling interest	15,678	20,785
Total members’ equity	636,465	573,709
Total liabilities and members’ equity	$3,269,967	$2,932,111

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF INCOME (amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating revenues:
Casino	$960,992	$922,154	$897,361
Food and beverage	270,619	251,235	239,212
Room	142,858	122,888	112,664
Other	74,208	69,728	70,522
Management fees	111,520	88,859	68,782
Gross revenues	1,560,197	1,454,864	1,388,541
Promotional allowances	(107,770)	(102,729)	(96,925)
Net revenues	1,452,427	1,352,135	1,291,616
Operating costs and expenses:
Casino	368,561	347,509	341,490
Food and beverage	185,177	162,722	157,191
Room	54,963	46,559	45,479
Other	26,588	25,454	28,979
Selling, general and administrative	321,167	327,857	320,120
Preopening	731	1,165	640
Depreciation and amortization	156,668	137,865	127,961
Asset impairment	—	6,301	11,739
Write-downs and other charges, net	23,214	9,514	20,956
	1,137,069	1,064,946	1,054,555
Operating income	315,358	287,189	237,061
Earnings from joint ventures	1,913	809	924
Operating income and earnings from joint ventures	317,271	287,998	237,985
Other (expense) income:
Interest expense, net	(140,189)	(144,489)	(151,702)
Loss on extinguishment/modification of debt	(7,270)	(90)	(4,132)
Gain on Native American development	—	—	49,074
Change in fair value of derivative instruments	87	(1)	(90)
	(147,372)	(144,580)	(106,850)
Income from continuing operations	169,899	143,418	131,135
Discontinued operations	—	(166)	(42,548)
Net income	169,899	143,252	88,587
Less: net income (loss) attributable to noncontrolling interests	6,007	5,594	(11,955)
Net income attributable to Station Casinos LLC	$163,892	$137,658	$100,542

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (amounts in thousands)

	Year Ended December 31,
	2016	2015	2014

Net income	$169,899	$143,252	$88,587
Other comprehensive income:
Unrealized gain on interest rate swaps:
Unrealized gain (loss) arising during period	8,035	(6,851)	(7,999)
Reclassification of unrealized loss into income	5,066	8,548	12,896
Unrealized gain on interest rate swaps, net	13,101	1,697	4,897
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) arising during the period	163	(102)	(63)
Reclassification of other-than-temporary impairment of available-for-sale securities into operations	—	201	—
Unrealized gain (loss) on available-for-sale securities, net	163	99	(63)
Minimum pension liability adjustment	6	—	—
Other comprehensive income	13,270	1,796	4,834
Comprehensive income	183,169	145,048	93,421
Less comprehensive income (loss) attributable to noncontrolling interests	6,007	5,594	(11,955)
Comprehensive income attributable to Station Casinos LLC	$177,162	$139,454	$105,376

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY (amounts in thousands)

	Voting units	Non-voting units	Members’ equity	Accumulated other comprehensive income (loss)	Total Station Casinos LLC members’ equity	Noncontrolling interest	Total members’ equity
Balances, December 31, 2013	$—	$—	$667,219	$(11,933)	$655,286	$37,535	$692,821
Unrealized gain on interest rate swaps	—	—	—	4,897	4,897	—	4,897
Unrealized loss on available-for-sale securities	—	—	—	(63)	(63)	—	(63)
Share-based compensation	—	—	10,600	—	10,600	23	10,623
Capital contributions from noncontrolling interests	—	—	—	—	—	9,969	9,969
Liquidation of Fertitta Interactive	—	—	—	—	—	696	696
Distributions	—	—	(153,319)	—	(153,319)	(10,094)	(163,413)
Net income (loss)	—	—	100,542	—	100,542	(11,955)	88,587
Balances, December 31, 2014	—	—	625,042	(7,099)	617,943	26,174	644,117
Unrealized gain on interest rate swaps, net	—	—	—	1,697	1,697	—	1,697
Unrealized gain on available-for-sale securities, net	—	—	—	99	99	—	99
Share-based compensation	—	—	6,772	—	6,772	—	6,772
Distributions	—	—	(211,245)	—	(211,245)	(10,983)	(222,228)
Net income	—	—	137,658	—	137,658	5,594	143,252
Balances, December 31, 2015	—	—	558,227	(5,303)	552,924	20,785	573,709
Capital contributions	—	—	419,475	—	419,475	—	419,475
Deemed distributions	—	—	(389,650)	—	(389,650)	—	(389,650)
Unrealized gain on interest rate swaps, net	—	—	—	13,101	13,101	—	13,101
Unrealized gain on available-for-sale securities, net	—	—	—	163	163	—	163
Minimum pension liability adjustment	—	—	—	6	6	—	6
Share-based compensation	—	—	3,662	—	3,662	—	3,662
Distributions	—	—	(142,786)	—	(142,786)	(11,114)	(153,900)
Net income	—	—	163,892	—	163,892	6,007	169,899
Balances, December 31, 2016	$—	$—	$612,820	$7,967	$620,787	$15,678	$636,465

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$169,899	$143,252	$88,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,668	137,865	132,043
Change in fair value of derivative instruments	(87)	1	90
Amortization of deferred losses on derivative instruments	5,066	8,548	12,896
Write-downs and other charges, net	5,992	3,713	18,314
Impairment of goodwill	—	—	5,562
Asset impairment	—	6,301	27,688
Amortization of debt discount and debt issuance costs	17,492	19,026	18,182
Interest—paid in kind	2,130	4,254	4,158
Share-based compensation	6,590	19,726	12,775
Settlement of liability-classified equity awards	(18,739)	—	—
Earnings from joint ventures	(1,913)	(809)	(924)
Distributions from joint ventures	1,334	1,686	1,877
Gain on Native American development	—	—	(49,074)
Loss on extinguishment/modification of debt	7,270	90	4,132
Changes in assets and liabilities:
Restricted cash	(225)	1,067	—
Receivables, net	(3,492)	178	(6,700)
Interest on related party notes receivable	(247)	(722)	(742)
Inventories and prepaid expenses	(303)	(2,389)	(73)
Accounts payable	8,892	4,954	2,911
Accrued interest payable	2,460	(1,461)	(1,782)
Other accrued liabilities	(271)	1,281	(3,234)
Other, net	1,472	2,879	3,105
Net cash provided by operating activities	359,988	349,440	269,791
Cash flows from investing activities:
Capital expenditures, net of related payables	(162,377)	(129,925)	(102,748)
Business acquisition, net of cash received	(305,886)	—	—
Proceeds from asset sales	11,094	26,329	2,739
Repayment (issuance) of related party note receivable	18,330	500	(500)
Investment in joint ventures	—	(327)	(6,817)
Distributions in excess of earnings from joint ventures	1,015	971	1,019
Proceeds from repayment of Native American development costs	—	—	66,048
Native American development costs	(2,704)	(1,827)	(2,630)
Other, net	(3,568)	(1,994)	2
Net cash used in investing activities	(444,096)	(106,273)	(42,887)

STATION CASINOS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	1,872,500	55,000	—
Payments under credit agreements with original maturities greater than three months	(1,517,547)	(82,684)	(71,129)
(Payments) borrowings under credit agreements with original maturities of three months or less, net	(53,900)	20,000	1,250
Capital contributions	419,475	—	—
Distributions to members and noncontrolling interests	(153,900)	(222,228)	(163,413)
Deemed distributions	(389,149)	—	—
Payment of debt issuance costs	(39,815)	(797)	(2,454)
Payments on derivative instruments with other-than-insignificant financing elements	(10,831)	(8,947)	(10,980)
Capital contributions from noncontrolling interests	—	—	9,969
Payments on other debt	(22,288)	(3,682)	(3,139)
Other, net	(7,101)	(6,522)	(1,772)
Net cash provided by (used in) financing activities	97,444	(249,860)	(241,668)

Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
Increase (decrease) in cash and cash equivalents	13,336	(6,693)	(14,764)
Balance, beginning of year	116,623	123,316	138,080
Balance, end of year	$129,959	$116,623	$123,316

Supplemental cash flow disclosures:
Cash paid for interest	$116,314	$122,103	$129,090
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$21,375	$19,886	$17,360

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Background
Station Casinos LLC, a Nevada limited liability company (the “Company” or “Station”), is a gaming, development and management company that owns and operates ten major gaming and entertainment facilities and ten smaller casino properties (three of which are 50% owned) in the Las Vegas regional market. The Company also manages a casino in Sonoma County, California and a casino in Allegan County, Michigan, both on behalf of Native American tribes.
Station was formed in 2010 to acquire substantially all of the assets of Station Casinos, Inc. (“STN”) and Green Valley Ranch Gaming LLC pursuant to Chapter 11 plans of reorganization, which became effective on June 17, 2011. Also on June 17, 2011, the Company entered into various new or amended credit agreements, and entered into 25-year management agreements with subsidiaries of Fertitta Entertainment LLC (“Fertitta Entertainment”) for management of the Company. The management agreements were terminated in connection with the Company’s acquisition of Fertitta Entertainment, which is described below.
In accordance with the accounting guidance for reorganizations, on June 17, 2011, the Company adopted fresh-start reporting and reset the historical net book values of its assets and liabilities to their estimated fair values by assigning the Company’s reorganization value to its assets and liabilities at the adoption date, with the excess recognized as goodwill.
Acquisition of Fertitta Entertainment
In May 2016, the Company acquired all of the outstanding membership interests of Fertitta Entertainment LLC (“Fertitta Entertainment” and such transaction, the “Fertitta Entertainment Acquisition”) for $460 million, which included $51.0 million paid in satisfaction of Fertitta Entertainment’s term loan and revolving credit facility on the closing date, $18.7 million paid to settle Fertitta Entertainment's liability-classified equity awards, and $1.3 million in assumed liabilities. The terms of the Fertitta Entertainment Acquisition were negotiated on behalf of the Company and approved by a special committee of the Company’s board, with the assistance and counsel of independent legal and financial advisors retained by such special committee. The Fertitta Entertainment Acquisition was funded with proceeds the Company received in connection with the initial public offering (“IPO”) of Red Rock Resorts, Inc. (“Red Rock”) and borrowings under its revolving credit facility. Red Rock is a newly formed entity that holds all of the Company’s voting interests and indirectly holds approximately 57% of the Company’s economic interests through its ownership interest in Station Holdco LLC (“Station Holdco”), the holder of 100% of the Company’s economic interests. Red Rock is designated as the Company’s sole managing member and controls and operates all of the Company’s business and affairs. Station Holdco issued new LLC units (“LLC Units”) to Red Rock in exchange for $424.4 million in net proceeds from the IPO, and contributed $419.5 million of the proceeds to the Company, with the remaining $4.9 million used to reimburse the Company for deferred offering costs incurred in connection with the IPO.
Prior to the Fertitta Entertainment Acquisition, the Company had long-term management agreements with affiliates of Fertitta Entertainment to manage its properties. In connection with the Fertitta Entertainment Acquisition, the management agreements were terminated and the Company entered into new employment agreements with its executive officers and other individuals who were employed by Fertitta Entertainment prior to the completion of the Fertitta Entertainment Acquisition.
Prior to the Fertitta Entertainment Acquisition, Station Holdco, Station and Fertitta Entertainment were controlled by brothers Frank J. Fertitta III, the Company’s Chairman and Chief Executive Officer, and Lorenzo J. Fertitta, the Company’s Vice Chairman, who collectively held a majority of the voting and economic interests in these entities. The Fertitta Entertainment Acquisition constituted an acquisition of an entity under common control and was accounted for at historical cost in a manner similar to a pooling of interests. The Company recognized a deemed distribution of approximately $389.1 million to equity holders of Fertitta Entertainment, which represented the excess of the purchase price over the historical cost of the net assets acquired. The accompanying consolidated financial statements include the consolidation of Fertitta Entertainment for all periods presented.
2.         Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
The amounts shown in the accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and MPM Enterprises, LLC (“MPM”), which is a 50% owned, consolidated variable interest entity (“VIE”). All significant intercompany accounts and transactions have been eliminated. Investments in all other 50% or less owned affiliated companies are accounted for using the equity method.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain amounts in the consolidated financial statements for the previous years have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Discontinued Operations
In 2014, the Company’s majority-owned consolidated subsidiary, Fertitta Interactive LLC (“Fertitta Interactive”), ceased operations. The results of operations of Fertitta Interactive are reported in discontinued operations in the Consolidated Statements of Income. The Consolidated Statements of Cash Flows have not been adjusted for discontinued operations. See Note 20 for additional information.
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
The accounting guidance for fair value measurements and disclosures also provides the option to measure certain financial assets and liabilities at fair value with changes in fair value recognized in earnings each period. The Company has not elected to measure any financial assets or liabilities at fair value that are not required to be measured at fair value.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value primarily because of the short maturities of these instruments.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and investments purchased with an original maturity of 90 days or less.
Restricted Cash
Restricted cash consists of reserve funds for the Company’s condominium operations at Palms Casino Resort.
Receivables, Net and Credit Risk
Receivables, net consist primarily of casino, hotel, ATM, cash advance, retail, management fees and other receivables, which are typically non-interest bearing.
Receivables are initially recorded at cost and an allowance for doubtful accounts is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is estimated based on a specific review of customer accounts, historical collection experience, the age of the receivable and other relevant factors. Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received. At December 31, 2016 and 2015, the allowance for doubtful accounts was $2.3 million and $1.4 million, respectively. Management believes there are no significant concentrations of credit risk.
Inventories
Inventories primarily represent food and beverage items and retail merchandise which are stated at the lower of cost or market. Cost is determined on a weighted-average basis.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets Held for Sale
The Company classifies assets as held for sale when an asset or asset group meets all of the held for sale criteria in the accounting guidance for impairment and disposal of long-lived assets. Assets held for sale are initially measured at the lower of carrying amount or fair value less cost to sell. At December 31, 2016, assets held for sale represented a parcel of undeveloped land in Las Vegas that was expected to be sold within one year.
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
Native American Development Costs
The Company incurs certain costs associated with development and management agreements with Native American tribes (the “Tribes”). In accordance with the accounting guidance for real estate, costs for the acquisition and related development of land and the casino facilities are capitalized as long-term assets. The Company capitalizes interest on Native American development projects when activities are in progress to prepare the asset for its intended use. The assets are typically transferred to the Tribe when the Tribe secures third-party financing or the gaming facility is completed. Upon transfer of the assets to the Tribe, a long-term receivable is recognized in an amount equal to any remaining carrying amount that has not yet been recovered from the Tribe.
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
The Company evaluates its Native American development costs for impairment whenever events or changes in circumstances indicate that the carrying amount of a project might not be recoverable, taking into consideration all available information. Among other things, the Company considers the status of the project, any contingencies, the achievement of milestones, any existing or potential litigation, and regulatory matters when evaluating its Native American projects for impairment. If an indicator of impairment exists, the Company compares the estimated future cash flows of the project, on an undiscounted basis, to its carrying amount. If the undiscounted expected future cash flows do not exceed the carrying amount, the asset is written down to its estimated fair value, which typically is estimated based on a discounted future cash flow model or market comparables, when available. The Company estimates the undiscounted future cash flows of a Native American development project based on consideration of all positive and negative evidence about the future cash flow potential of the project including, but not limited to, the likelihood that the project will be successfully completed, the status of required approvals, and the status and timing of the construction of the project, as well as current and projected economic, political, regulatory and competitive conditions that may adversely impact the project’s operating results.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill
The Company tests its goodwill for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of the Company’s operating properties is considered a separate reporting unit.
When performing the annual goodwill impairment testing, the Company either conducts a qualitative assessment to determine whether it is more likely than not that the asset is impaired, or elects to bypass this qualitative assessment and perform a quantitative assessment. Under the qualitative assessment, the Company considers both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes, and makes a determination of whether it is more likely than not that the fair value of goodwill is less than its carrying amount. If, after assessing the qualitative factors, the Company determines it is more likely than not the asset is impaired, it then performs a quantitative assessment, which utilizes a two-step process. In the first step, the estimated fair value of each reporting unit is compared with its carrying amount, including goodwill. The fair value of each reporting unit is estimated using the expected present value of future cash flows along with value indications based on current valuation multiples of the Company and comparable publicly traded companies. If the carrying amount of the reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the Company estimates the implied fair value of the reporting unit’s goodwill by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had been acquired in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess.
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
Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets primarily represent brands. The fair value of the Company’s brands is estimated using a derivation of the income approach to valuation, based on estimated royalties avoided through ownership of the assets, utilizing market indications of fair value. The Company tests its indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances indicate that it is more likely than not that an asset is impaired. Indefinite-lived intangible assets are not amortized unless it is determined that an asset’s useful life is no longer indefinite. The Company periodically reviews its indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If an indefinite-lived intangible asset no longer has an indefinite life, the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.
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
The Company’s customer relationship intangible assets primarily represent the value associated with its rated casino guests. The initial fair values of customer relationship intangible assets were estimated based on a variation of the cost approach. The recoverability of the Company’s customer relationship intangible assets could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, declines in customer spending which

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

would impact the expected future cash flows associated with the rated casino guests, declines in the number of customer visits which could impact the expected attrition rate of the rated casino guests, and erosion of operating margins associated with rated casino guests. Should events or changes in circumstances cause the carrying amount of a customer relationship intangible asset to exceed its estimated fair value, an impairment charge in the amount of the excess would be recognized.
Impairment of Long-Lived Assets
The Company reviews the carrying amounts of its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is evaluated by comparing the estimated future cash flows of the asset, on an undiscounted basis, to its carrying amount. If the undiscounted estimated future cash flows exceed the carrying amount, no impairment is indicated. If the undiscounted estimated future cash flows do not exceed the carrying amount, impairment is measured based on the difference between the asset’s estimated fair value and its carrying amount. To estimate fair values, the Company typically uses market comparables, when available, or a discounted cash flow model. Assets to be disposed of are carried at the lower of their carrying amount or fair value less costs of disposal. The fair value of assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. The Company’s long-lived asset impairment tests are performed at the reporting unit level.
Debt Discounts and Debt Issuance Costs
Debt discounts and costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense using the effective interest method over the expected term of the related debt agreements. Costs incurred in connection with the issuance of revolving lines of credit are presented in Other assets, net on the Consolidated Balance Sheets. All other capitalized costs incurred in connection with the issuance of long-term debt are presented as a direct reduction of Long-term debt, less current portion on the Consolidated Balance Sheets.
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
The accounting for changes in fair value of derivative instruments depends on the intended use of the derivative and whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting.
For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the Company defers the effective portion of the change in fair value of the derivative instruments as a component of other comprehensive income until the interest payments being hedged are recorded as interest expense, at which time the amounts in accumulated other comprehensive income (loss) are reclassified as an adjustment to interest expense. Gains or losses on any ineffective portion of the change in fair value of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of Change in fair value of derivative instruments in the Consolidated Statements of Income. The Company classifies cash flows for derivative instruments accounted for as cash flow hedges as operating activities in the Consolidated Statements of Cash Flows unless the derivative instrument includes an other-than-insignificant financing element at inception. Cash flows related to cash flow hedges that include other-than-insignificant financing elements at inception are classified as financing activities.
Comprehensive Income
Comprehensive income includes net income and other comprehensive income, which includes all other non-member changes in equity. Components of the Company’s comprehensive income are reported in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Members’ Equity, and accumulated other comprehensive income (loss) is included in Members’ equity on the Consolidated Balance Sheets.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The retail value of complimentary goods and services provided to customers is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The estimated departmental costs of providing such complimentary goods and services are included in casino costs and expenses and consisted of the following (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Food and beverage	$95,906	$89,593	$85,555
Room	6,761	6,216	6,327
Other	4,089	3,807	3,369
	$106,756	$99,616	$95,251
Player Rewards Program
The Company has a player rewards program (the “Rewards Program”) which allows customers to earn points based on their gaming activity and non-gaming purchases. Points may be redeemed at all of the Company’s Las Vegas area properties for cash, free slot play, food, beverage, rooms, entertainment and merchandise. The Company records a liability for the estimated cost of outstanding points earned under the Rewards Program that management believes ultimately will be redeemed, which totaled $13.4 million and $12.3 million at December 31, 2016 and 2015, respectively. The estimated cost of points expected to be redeemed for cash and free slot play under the Rewards Program reduces casino revenue. The estimated cost of points expected to be redeemed for food, beverage, rooms, entertainment and merchandise is charged to casino expense. Cost is estimated based on assumptions about the mix of goods and services for which points will be redeemed and the incremental departmental cost of providing the goods and services.
Slot Machine Jackpots
The Company does not accrue base jackpots if it is not legally obligated to pay the jackpot. A jackpot liability is accrued with a related reduction in casino revenue when the Company is obligated to pay the jackpot, such as the incremental amount in excess of the base jackpot on a progressive game.
Gaming Taxes
The Company is assessed taxes based on gross gaming revenue, subject to applicable jurisdictional adjustments. Gaming taxes are included in casino costs and expenses in the Consolidated Statements of Income. Gaming tax expense, excluding discontinued operations, was as follows (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Gaming tax expense	$63,626	$61,091	$59,756

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Compensation
The Company measures its share-based compensation expense at the grant date based on the fair value of the award, and recognizes the expense over the requisite service period. The fair value of stock options is estimated using the Black-Scholes option pricing model. The Company uses the straight-line method to recognize compensation expense for share-based awards with graded vesting. Forfeitures are accounted for as they occur.
Advertising
The Company expenses advertising costs the first time the advertising takes place. Advertising expense is primarily included in selling, general and administrative expense in the Consolidated Statements of Income. Advertising expense, excluding discontinued operations, was as follows (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Advertising expense	$21,144	$16,928	$17,498
Income Taxes
The Company is a limited liability company treated as a partnership for income tax purposes and as such, is a pass-through entity that is not liable for income tax in the jurisdictions in which it operates. Accordingly, no provision for income taxes has been made in the consolidated financial statements and the Company has no liability associated with uncertain tax positions.
Recently Issued and Adopted Accounting Standards
In January 2017, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance to simplify the test for goodwill impairment. The amended guidance removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under the new guidance, a goodwill impairment is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of the goodwill allocated to the reporting unit. The guidance is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment tests performed after January 1, 2017. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
In November 2016, the FASB issued amended accounting guidance on the presentation of restricted cash in the statement of cash flows. This amendment requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. The amended guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2018.
In August 2016, the FASB issued amended accounting guidance intended to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows. The amendment addresses specific cash flow issues including the presentation and classification of debt prepayment or debt extinguishment costs and distributions received from equity method investees. The amended guidance also addresses the presentation and classification of separately identifiable cash flows and the application of the predominance principle. The amended guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2018. The Company is currently evaluating the impact this guidance will have on its statement of cash flows.
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

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In August 2014, the FASB issued amended accounting guidance that defines management’s responsibility to evaluate a company’s ability to continue as a going concern and to provide related footnote disclosures.  For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments are effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter, and early application is permitted. The Company adopted this guidance for the year ended December 31, 2016 and the adoption had no impact on its financial position or results of operations.
In May 2014, the FASB issued a new accounting standard for revenue recognition which requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard supersedes the existing accounting guidance for revenue recognition, including industry-specific guidance, and amends certain accounting guidance for recognition of gains and losses on the transfer of non-financial assets. For public companies, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016. Upon adoption, financial statement issuers may elect to apply the new standard either retrospectively to each prior reporting period presented, or using a modified retrospective approach by recognizing the cumulative effect of initial application and providing certain additional disclosures. The Company will adopt this guidance in the first quarter of 2018 and is currently assessing which adoption method it will elect. Under the new standard, the current presentation of gross revenues for complementary goods and services provided to guests with a corresponding offsetting amount included in promotional allowances will be eliminated. In addition, the Company will be required to recognize a liability for the retail value of its performance obligations for points earned by guests under the Rewards Program. Currently, the Company records a liability and a charge to casino expense for the estimated cost of outstanding points earned under the Rewards Program that management believes ultimately will be redeemed. Upon adoption, the Company’s liability for performance obligations under the Rewards Program is expected to be recognized primarily as a reduction to casino revenue. When points are redeemed, revenues and expenses will be recognized and classified based on the goods and services provided and the associated liability will be relieved. The Company is currently evaluating the quantitative effects of the new standard on its financial statements and related disclosures.
3.    Acquisition of Palms Casino Resort
On October 1, 2016, the Company completed its cash purchase of Palms in Las Vegas, which offers gaming, lodging accommodations, dining, and entertainment (the “Palms Acquisition”). The Company acquired 100% of the equity interests in Palms for $316.4 million.
The Palms Acquisition was recorded using the acquisition method of accounting and accordingly, results of its operations have been included in the Company’s consolidated financial statements for periods beginning on October 1, 2016. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, which were based on management estimates and third-party appraisals. The Company recognized the fair value of the assets acquired and liabilities assumed and expensed transaction costs as incurred.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following condensed balance sheet presents the preliminary estimated fair values of the assets acquired and liabilities assumed (amounts in thousands):

As of October 1, 2016
Cash and cash equivalents	$10,506
Restricted cash	2,152
Receivables, net	5,725
Inventories	1,614
Prepaid expenses and other assets	3,490
Property and equipment	302,011
Intangible assets, net	15,875
Liabilities assumed	(24,980)
Total identifiable net assets	$316,393

The following table summarizes the acquired property and equipment (amounts in thousands):

As recorded at fair value
Land	$35,033
Buildings and improvements	253,192
Furniture, fixtures and equipment	13,786
Total property and equipment acquired	$302,011
The following table summarizes the acquired intangible assets (amounts in thousands):

	Estimated useful life (years)	As recorded at fair value
Condominium rental contracts	20	$9,000
Palms Resort trademark rights	15	6,000
Reservation backlog	2	2,000
Customer relationships	15	800
Below market leases, net	2 - 15	(1,925)
Total intangible assets acquired		$15,875
The Company has not provided pro forma results of operations as the acquisition was not material to the Company. The Company included the results of operations of Palms in its Consolidated Statements of Income beginning on October 1, 2016. Net revenues and pretax loss of Palms from October 1, 2016 through December 31, 2016 were $38.5 million and $1.3 million, respectively.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.        Property and Equipment
Property and equipment consisted of the following (amounts in thousands):

	December 31,
	2016	2015
Land	$232,733	$201,000
Buildings and improvements	2,255,580	1,959,160
Furniture, fixtures and equipment	476,916	433,962
Construction in progress	38,981	25,412
	3,004,210	2,619,534
Accumulated depreciation and amortization	(566,081)	(478,874)
Property and equipment, net	$2,438,129	$2,140,660

Depreciation expense, excluding discontinued operations, was as follows (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Depreciation expense	$137,881	$119,530	$109,626
At December 31, 2016 and 2015, substantially all of the Company’s property and equipment was pledged as collateral for its long-term debt.
5.        Goodwill and Other Intangibles
Goodwill, net, which is primarily related to the Las Vegas operations segment, was $195.7 million at each of December 31, 2016 and 2015. Accumulated goodwill impairment losses at each of December 31, 2016 and 2015 totaled $1.2 million, which was recognized in 2013.
The Company’s intangibles, other than goodwill, consisted of the following (amounts in thousands):

	December 31, 2016
	Estimated useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	300	—	300
Customer relationships	15	23,600	(8,432)	15,168
Management contracts	7 - 20	115,000	(76,532)	38,468
Condominium rental contracts	20	9,000	(113)	8,887
Trademarks	15	6,000	(100)	5,900
Beneficial leases	2 - 9	3,570	(2,044)	1,526
Other	2	2,000	(250)	1,750
Intangible assets		236,670	(87,471)	149,199
Liabilities
Below market lease	15	2,195	(36)	2,159
Net intangibles		$234,475	$(87,435)	$147,040

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2015
	Estimated useful life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets
Brands	Indefinite	$77,200	$—	$77,200
License rights	Indefinite	345	—	345
Customer relationships	15	22,800	(6,899)	15,901
Management contracts	7 - 20	115,000	(60,084)	54,916
Beneficial leases	9	3,300	(1,665)	1,635
Intangible assets		$218,645	$(68,648)	$149,997

Amortization expense for intangibles, excluding discontinued operations, was as follows (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Amortization expense	$18,787	$18,335	$18,335

Estimated annual amortization expense for intangibles for each of the next five years is as follows (amounts in thousands):

Years Ending December 31,
2017	$20,150
2018	10,997
2019	8,938
2020	7,712
2021	2,424

The decrease in estimated annual amortization expense for the year ending December 31, 2018 is primarily due to the Gun Lake management agreement intangible becoming fully amortized concurrently with the February 2018 expiration of the agreement.

6.        Land Held for Development
At December 31, 2016, the Company controlled approximately 398 acres of land comprised of seven strategically-located parcels in Las Vegas and Reno, Nevada, each of which is zoned for casino gaming and other uses. The Company owns approximately 378 acres of such land, and the remaining 20 acres is leased from a third-party lessor, as described in Note 19.
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
During the year ended December 31, 2014, the Company sold a 101-acre parcel of land held for development in Reno and recognized an impairment loss of $11.7 million to write down the carrying amount of the land to its fair value less cost to

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sell. Gains and losses on land sales are included in Write-downs and other charges, net in the Consolidated Statements of Income.
7.    Investments in Joint Ventures and Variable Interest Entities
The Company holds a 50% investment in MPM, which manages Gun Lake Casino. Based on the terms of the MPM operating agreement and a qualitative analysis, the Company has determined that MPM is a VIE. The Company consolidates MPM in its consolidated financial statements because it directs the activities of MPM that most significantly impact MPM’s economic performance and has the right to receive benefits and the obligation to absorb losses that are significant to MPM. In addition, under the terms of the operating agreement, the Company was required to provide the majority of MPM’s initial financing and could be required to provide financing to MPM in the future. The assets of MPM reflected in the Company’s Consolidated Balance Sheets at December 31, 2016 and 2015 included a management contract intangible asset with a carrying amount of $11.5 million and $21.7 million, respectively, and management fees receivable of $3.3 million and $3.4 million, respectively. MPM’s assets may be used only to settle MPM’s obligations, and MPM’s beneficial interest holders have no recourse to the general credit of the Company. See Note 9 for information about MPM’s management agreement with Gun Lake.
The Company has various other investments in 50% owned joint ventures which are accounted for using the equity method, including three 50% owned smaller casino properties. Under the equity method, original investments are initially recorded at cost and are adjusted by the investor’s share of earnings, losses and distributions of the joint venture. The carrying amount of the Company’s investment in one of the smaller casino properties has been reduced below zero and is presented as a deficit investment balance on the Consolidated Balance Sheets because the Company has received distributions in excess of its investment in the casino. The Company also holds a 50% investment in a restaurant at one of its properties which is considered to be a VIE, of which the Company is not the primary beneficiary, and held a similar investment in another restaurant which closed in early 2016. At December 31, 2016 and 2015, investments in these restaurants totaled $2.7 million and $6.3 million, respectively.
8.    Native American Development
Following is information about the Company's Native American development activities.
North Fork Rancheria of Mono Indian Tribe
The Company has development and management agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California, which were originally entered into in 2003. In August 2014, the Mono and the Company entered into the Second Amended and Restated Development Agreement (the “Development Agreement”) and the Second Amended and Restated Management Agreement (the “Management Agreement”). Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility (the “North Fork Project”) to be located in Madera County, California. The Company purchased a 305–acre parcel of land adjacent to Highway 99 north of the city of Madera (the “North Fork Site”), which was taken into trust for the benefit of the Mono by the Department of the Interior (“DOI”) in February 2013.
As currently contemplated, the North Fork Project is expected to include approximately 2,000 slot machines, approximately 40 table games and several restaurants, and the cost of the project is expected to be between $250 million and $300 million. Development of the North Fork Project is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the Management Agreement by the Chairman of the National Indian Gaming Commission (“NIGC”).
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. The Company will contribute significant financial support to the North Fork Project. Through December 31, 2016, the Company has paid approximately $29.9 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, secure the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of third-party financing or from the Mono's gaming revenues; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company's adoption of fresh-start reporting in 2011. At December 31, 2016, the carrying amount of the advances was $14.8 million. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company will receive a development fee of 4% of the costs of construction (as defined in the Development Agreement) for its development services, which will be paid upon the commencement of gaming operations at the facility.  The Management Agreement allows the Company to receive a management fee of 40% of the North Fork Project’s net income. The Management Agreement and the Development Agreement have a term of seven years from the opening of the North Fork Project. The Management Agreement includes termination provisions whereby either party may terminate the agreement for cause, and the Management Agreement may also be terminated at any time upon agreement of the parties. There is no provision in the Management Agreement allowing the tribe to buy-out the agreement prior to its expiration. The Management Agreement provides that the Company will train the Mono tribal members such that they may assume responsibility for managing the North Fork Project upon the expiration of the agreement.
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
The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurance as to when, or if, these approvals will be obtained. The Company currently estimates that construction of the North Fork Project may begin in the next 36 to 48 months and estimates that the North Fork Project would be completed and opened for business approximately 18 months after construction begins. There can be no assurance, however, that the North Fork Project will be completed and opened within this time frame or at all. The Company expects to assist the Mono in obtaining third-party financing for the North Fork Project once all necessary regulatory approvals have been received and prior to commencement of construction; however, there can be no assurance that the Company will be able to obtain such financing for the North Fork Project on acceptable terms or at all.
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at December 31, 2016. The Company's evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the achievement of all milestones and the successful resolution of all litigation and contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company's estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s evaluation at December 31, 2016 of each of the critical milestones necessary to complete the North Fork Project.

As of December 31, 2016
Federally recognized as an Indian tribe by the Bureau of Indian Affairs (“BIA”)	Yes
Date of recognition	Federal recognition was terminated in 1966 and restored in 1983.
Tribe has possession of or access to usable land upon which the project is to be built	The DOI accepted approximately 305 acres of land for the project into trust for the benefit of the Mono in February 2013.
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

Agreements with local authorities
The Mono has entered into memoranda of understanding with the City of Madera, the County of Madera and the Madera Irrigation District under which the Mono agreed to pay one-time and recurring mitigation contributions, subject to certain contingencies. The memoranda of understanding with the City and County were amended in December 2016 to restructure the timing of certain payments due to delays in the development of the North Fork Project.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a discussion of legal matters related to the North Fork Project.
Stand Up For California! v. Dept. of the Interior. In December 2012, Stand Up for California!, several individuals and the Ministerial Association of Madera (collectively, the “Stand Up” plaintiffs) filed a complaint against the DOI, the BIA and the Secretary of Interior and Assistant Secretary of the Interior, in their official capacities, seeking to overturn the Secretary’s determination to take the North Fork Site into trust for the purposes of gaming (the “North Fork Determination”) and seeking declaratory and injunctive relief to prevent the United States from taking the North Fork Site into trust. The Mono filed a motion to intervene as a party to the lawsuit, which was granted. In January 2013, the Court denied the Stand Up plaintiffs’ Motion for Preliminary Injunction and the United States accepted the North Fork Site into trust for the benefit of the Mono in February 2013. The parties subsequently filed motions for summary judgment, oppositions to motions for summary judgment and responses thereto, all of which were filed by April 2015. On September 6, 2016, the Court denied the Stand Up plaintiffs' motions for summary judgment and granted the defendants' and the Mono's motions for summary judgment in part and dismissed the remainder of the Stand Up plaintiffs' claims. On October 31, 2016, the Stand Up plaintiffs filed a notice of appeal of the district court’s decision. The Stand Up plaintiffs’ appellate brief is due March 14, 2017, the Mono and federal defendants’ brief is due April 13, 2017, the Stand Up plaintiffs’ reply brief is due May 4, 2017 and final briefs are due May 18, 2017.
Stand Up For California! v. Brown. In March 2013, Stand Up for California! and Barbara Leach, a local resident, filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against California Governor Edmund G. Brown, Jr., alleging that Governor Brown violated the California constitutional separation-of-powers doctrine when he concurred in the North Fork Determination. The complaint sought to vacate and set aside the Governor’s concurrence. Plaintiffs’ complaint was subsequently amended to include a challenge to the constitutionality of AB 277. The Mono intervened as a defendant in the lawsuit and both the State and the Mono filed demurrers to plaintiffs’ complaint. In March 2014, the court issued its Judgment of Dismissal dismissing plaintiffs’ amended complaint. In September 2014, plaintiffs filed their opening appellate brief appealing the Judgment of Dismissal. The State and the Mono subsequently filed their responsive briefs and the plaintiffs filed their reply brief in January 2015. Oral arguments were heard in July 2016. On August 25, 2016, the appellate court ordered the parties to submit supplemental briefs addressing questions arising from whether there is any legal significance to the fact that the North Fork Site was not “Indian lands” at the time the Compact was negotiated. The parties submitted their responses on September 15, 2016. On October 4, 2016, plaintiffs filed a motion to strike a portion of the Mono’s supplemental brief. The Mono submitted its response on October 19, 2016. On December 12, 2016, the appellate court ruled in favor of the Stand Up plaintiffs concluding that Governor Brown exceeded his authority in concurring in the Secretary’s determination that gaming on the North Fork Site would be in the best interest of the Tribe and not detrimental to the surrounding community. The appellate court’s decision reversed the trial court’s previous ruling in favor of the Mono. The Mono and the State have filed petitions for review in the Supreme Court of California seeking review of the appellate court’s decision. On February 9, 2017, the Stand Up plaintiffs filed their answer to the petitions for review. The Mono and State’s replies were filed on February 21, 2017. Prior to the trial court’s issuing its Judgment of Dismissal, the Mono filed a Cross-Complaint against the State alleging that Proposition 48 was invalid and unenforceable to the extent that it purports to invalidate the legislative ratification of the Compact. The State and the plaintiffs filed demurrers seeking to dismiss the Cross-Complaint. In June 2014, the court sustained the plaintiffs’ and the State’s demurrers and dismissed the Mono’s Cross-Complaint. The Mono timely filed their notice of appeal for dismissal of the Cross-Complaint and in June 2015, filed their opening appellate brief. In September 2015, plaintiffs and the State filed their responsive briefs and in November 2015 the Mono filed its reply brief. In May 2016, the parties stipulated to the dismissal of the Mono’s appeal.
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

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Picayune Rancheria of Chukchansi Indians v. Brown. In March 2016, Picayune filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against Governor Edmund G. Brown, Jr., alleging that the referendum that invalidated the Compact also invalidated Governor Brown's concurrence with the North Fork Determination. The complaint seeks to vacate and set aside the Governor’s concurrence. In May, the Mono filed an ex-parte application to intervene in this case. In July 2016, the court granted the Mono’s application to intervene and the Mono filed a demurrer seeking to dismiss the case. Picayune filed its brief opposing the demurrer in September 2016, the Mono filed its reply brief on October 3, 2016, and oral arguments were scheduled for October 27, 2016. On October 20, 2016, the court vacated the hearing scheduled for October 27, 2016 in order to give the parties the opportunity to file briefs concerning the significance of the Third Appellate District Court of Appeal’s decision in United Auburn Indian Community of the Auburn Rancheria v. Brown. In that case, the appellate court ruled that Governor Brown had the power under state law to concur in the Secretary’s determination that taking land into trust for a tribe was in the best interests of the tribe and not detrimental to the surrounding community. On November 30, 2016, the district court sustained the Mono’s and State’s demurrers and dismissed Picayune’s complaint. On January 10, 2017, the court vacated its ruling on the demurrers based on the December 12, 2016, decision by the Fifth District Court of Appeal in Stand Up for California! v. Brown. A case management conference has been scheduled for May 8, 2017, to decide how the case should proceed in light of the California Supreme Court’s ruling on the petitions for review in Stand Up for California! v. Brown.
Picayune Rancheria of Chukchansi Indians v. United States Department of the Interior. In July 2016, Picayune filed a complaint in the United States District Court for the Eastern District of California for declaratory and injunctive relief against the DOI.  The complaint seeks a declaration that the North Fork Site does not come under one of the exceptions to the general prohibition against gaming on lands taken into trust after October 1988 set forth in IGRA and therefore is not eligible for gaming.  It also seeks a declaration that the North Fork Determination has expired because the legislature never ratified Governor Brown’s concurrence, and seeks injunctive relief prohibiting the DOI from taking any action under IGRA concerning the North Fork Site.  The Mono filed a motion to intervene in September 2016. The Department of Justice supported the Mono's intervention and Picayune failed to file any opposition. On October 21, 2016, the court granted the Mono's motion to intervene. A briefing schedule has been set pursuant to which the parties are to file cross motions for summary judgment, with briefs due on January 20, February 22, March 21 and April 18, 2017.
Stand Up for California! et. al. v. United States Department of the Interior. On November 11, 2016, Stand Up for California! and other plaintiffs filed a complaint in the United States District Court for the Eastern District of California alleging that the DOI’s issuance of Secretarial Procedures for the Mono was subject to the National Environmental Policies Act and the Clean Air Act, and violate the Johnson Act. The complaint further alleges violations of the Freedom of Information Act and the Administrative Procedures Act. The DOI filed its answer to the complaint on February 15, 2017 denying plaintiffs’ claims and asserting certain affirmative defenses.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.        Management Agreements
The Federated Indians of Graton Rancheria
The Company manages Graton Resort & Casino (“Graton Resort”), which opened in November 2013, on behalf of the Federated Indians of Graton Rancheria (the “Graton Tribe”). Graton Resort is located approximately 43 miles north of downtown San Francisco. The management agreement for Graton Resort will expire in November 2020. The Company is entitled to receive a management fee of 24% of Graton Resort's net income (as defined in the management agreement) in years 1 through 4 and 27% of Graton Resort's net income in years 5 through 7. Excluding reimbursable expenses, management fees from Graton Resort totaled $58.4 million, $43.0 million and $27.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The management agreement may be terminated under certain circumstances, including but not limited to, material breach, changes in regulatory or legal status, and mutual agreement of the parties. There is no provision in the management agreement allowing the Graton Tribe to buy-out the management agreement prior to its expiration. Under the terms of the management agreement, the Company will provide training to the Graton Tribe such that the tribe may assume responsibility for managing Graton Resort upon expiration of the seven-year term of the management agreement. Upon termination or expiration of the management and development agreements, the Graton Tribe will continue to be obligated to pay certain amounts that may be due to the Company, such as any unpaid management fees. Certain amounts due to the Company under the management and development agreements are subordinate to the obligations of the Graton Tribe under its third-party financing. The management and development agreements contain waivers of the Graton Tribe’s sovereign immunity from suit for the purpose of enforcing the agreements or permitting or compelling arbitration and other remedies.
Gun Lake Casino
The Company holds a 50% interest in MPM, which manages Gun Lake Casino (“Gun Lake”) in Allegan County, Michigan, under a management agreement with the Match–E–Be–Nash–She–Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe. Gun Lake, which opened in February 2011, is located approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan. The management agreement, which expires in February 2018, provides for a management fee of 30% of Gun Lake’s net income (as defined in the management agreement) to be paid to MPM. Excluding reimbursable expenses, MPM’s management fee revenue from Gun Lake included in the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014 totaled $40.5 million, $37.7 million and $33.3 million, respectively. Under the terms of the MPM operating agreement, the Company’s portion of the management fee is 50% of the first $24 million of management fees, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million, each calculated on an annual basis. The Company receives monthly cash distributions from MPM representing its portion of the management fees, less certain expenses of MPM, and the remainder of MPM’s distributable cash is required to be distributed to MPM’s noncontrolling interest holders and investors.
Other Managed Properties
The Company is the managing partner of three 50% owned smaller casino properties in the Las Vegas regional market and receives a management fee equal to 10% of earnings before interest, taxes, depreciation and amortization (“EBITDA”) from these properties.
Reimbursable Costs
Management fee revenue includes reimbursable payroll and other costs, primarily related to Graton Resort. Reimbursable costs totaled $8.9 million, $7.3 million and $7.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.        Other Accrued Liabilities
Other accrued liabilities consisted of the following (amounts in thousands):

	December 31,
	2016	2015
Accrued gaming and related	$46,744	$42,610
Accrued payroll and related	44,202	36,359
Construction payables and equipment purchase accruals	17,642	13,686
Advance deposits	16,283	11,356
Other	27,637	28,188
	$152,508	$132,199

11.    Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	December 31,
	2016	2015
$1.5 billion Term Loan B Facility, due June 8, 2023, interest at a margin above LIBOR or base rate (3.75% at December 31, 2016), net of unamortized discount and deferred issuance costs of $42.9 million at December 31, 2016	$1,449,591	$—
$225 million Term Loan A Facility, due June 8, 2021, interest at a margin above LIBOR or base rate (3.20% at December 31, 2016), net of unamortized discount and deferred issuance costs of $7.4 million at December 31, 2016	211,978	—
$685 million Revolving Credit Facility, due June 8, 2021, interest at a margin above LIBOR or base rate (3.44% weighted-average at December 31, 2016)	120,000	—
$1.625 billion Term Loan Facility, due March 1, 2020, interest at a margin above LIBOR or base rate (4.25% at December 31, 2015), net of unamortized discount and deferred issuance costs of $45.6 million	—	1,423,026
$350 million Revolving Credit Facility, due March 1, 2018, interest at a margin above LIBOR or base rate (6.00% at December 31, 2015)	—	20,000
$500 million 7.50% Senior Notes, due March 1, 2021, net of unamortized discount and deferred issuance costs of $9.4 million and $11.3 million at December 31, 2016 and 2015, respectively	490,568	488,735
Restructured Land Loan, due June 16, 2017, interest at a margin above LIBOR or base rate (5.27% and 3.92% at December 31, 2016 and 2015, respectively), net of unamortized discount of $0.6 million and $2.1 million, respectively	115,378	112,517
Other long-term debt, weighted-average interest of 3.92% and 4.46% at December 31, 2016 and 2015, respectively, maturity dates ranging from 2017 to 2027	34,786	110,919
Total long-term debt	2,422,301	2,155,197
Current portion of long-term debt	(46,063)	(88,937)
Long-term debt, net	$2,376,238	$2,066,260
New Credit Facility
In June 2016, the Company entered into a new credit agreement consisting of a $225 million term loan A facility (the “Term A Facility”), a $1.5 billion term loan B facility (the “Term B Facility”) and a $685 million revolving credit facility (the “Revolver”, and collectively the “New Credit Facility”).

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2017, the Company entered into an amendment to the New Credit Facility (the “Amendment”) to, among other things, (a) increase the Term B Facility by $125.0 million to an aggregate outstanding principal amount of $1.6 billion and (b) reduce the applicable margin for LIBOR loans from 3.00% to 2.50% and the applicable margin for alternate base rate loans from 2.00% to 1.50%. Pursuant to the terms of the New Credit Facility, as a result of the reduction in margin effected by the Amendment, the Company incurred a repricing fee in the amount of 1.00% of the aggregate principal amount of the Term B Facility outstanding prior to the incurrence of the incremental Term B Facility borrowings. The Company applied the proceeds of the incremental Term B Facility borrowings to repay outstanding borrowings under its Revolver and pay fees and expenses incurred in connection with the Amendment.
At December 31, 2016, the Company's borrowing availability under the Revolver, subject to continued compliance with the terms of the New Credit Facility, was $531.8 million, which was net of $120.0 million of outstanding borrowings and $33.2 million in outstanding letters of credit and similar obligations. The amount outstanding under the Revolver at December 31, 2016 was primarily used to fund the acquisition of Palms, which is described in Note 3.
The Term A Facility and the Revolver will mature in June 2021. The Term B Facility will mature in June 2023. The Company must pay a 1.00% premium if it prepays the Term B Facility prior to June 8, 2017. The Company is required to make quarterly principal payments of $2.8 million on the Term A Facility and $3.8 million on the Term B Facility, on the last day of each quarter. In addition, the Company is required to make mandatory payments of amounts outstanding under the New Credit Facility with the proceeds of certain casualty events, debt issuances, asset sales and equity issuances and, depending on its consolidated total leverage ratio, the Company is required to apply a portion of its excess cash flow to repay amounts outstanding under the New Credit Facility, which would reduce future quarterly principal payments.
At December 31, 2016, the Term A Facility and debt incurred under the Revolver bear interest at a rate per annum, at the Company’s option, equal to either LIBOR plus an amount ranging from 1.75% to 2.75% or an alternate base rate plus an amount ranging from 0.75% up to 1.75%, depending on the Company’s consolidated total leverage ratio. At December 31, 2016, the margin applicable to the Term A Facility and Revolver for LIBOR loans and alternate base rate loans was 2.50% and 1.50%, respectively. The Term B Facility bears interest at a rate per annum, at the Company’s option, equal to either LIBOR plus 3.00%, or an alternate base rate plus 2.00%, subject to a minimum LIBOR rate of 0.75% at December 31, 2016.
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
The New Credit Facility also includes certain financial covenants, including the requirements that the Company maintain throughout the term of the New Credit Facility and measured as of the end of each quarter, a maximum consolidated total leverage ratio of not more than 6.50 to 1.00 through June 30, 2017, 6.25 to 1.00 for September 30, 2017 through September 30, 2018, 5.75 to 1.00 for December 31, 2018 through March 31, 2019, 5.50 to 1.00 for June 30, 2019 through December 31, 2019 and 5.25 to 1.00 thereafter. The Company is also required to maintain an interest coverage ratio of not less than 2.50 to 1.00 measured on the last day of each quarter. A breach of the financial ratio covenants shall only become an event of default under the Term B Facility if the lenders providing the Term A Facility and the Revolver take certain affirmative actions after the occurrence of a default of such financial ratio covenants. At December 31, 2016, the Company's total leverage ratio was 4.66 to 1.00 and its interest coverage ratio was 4.62 to 1.00, both as defined in the New Credit Facility, and the Company believes it was in compliance with all applicable covenants.
The proceeds from the New Credit Facility were used to repay all amounts outstanding under the Company's $1.625 billion term loan facility and $350 million revolving credit facility (together, the “Prior Credit Facility”), which was terminated in June 2016. Such transactions are referred to herein as the “Refinancing Transaction”. The Company evaluated the Refinancing Transaction on a lender by lender basis and accounted for the portion of the transaction that did not meet the accounting criteria for debt extinguishment as a debt modification. As a result of the Refinancing Transaction, the Company recognized a $6.6 million loss on debt extinguishment and modification, which included $2.9 million in third-party fees and the write-off of $3.7 million in unamortized debt discount and debt issuance costs related to the extinguished principal amount under the Prior Credit Facility.

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
The Indenture governing the 7.50% Senior Notes requires that the Company offer to purchase the 7.50% Senior Notes at a purchase price in cash equal to 101% of the aggregate principal amount outstanding plus accrued and unpaid interest thereon if the Company experiences certain change of control events (as defined in the Indenture). The Indenture also requires that the Company make an offer to repurchase the 7.50% Senior Notes at a purchase price equal to 100% of the principal amount of the purchased notes if it has excess net proceeds (as defined in the Indenture) from certain asset sales.
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
Restructured Land Loan
In June 2011, an indirect wholly owned subsidiary of the Company, CV PropCo, LLC (“CV Propco”), as borrower, entered into an amended and restated credit agreement (the “Restructured Land Loan”) with Deutsche Bank AG Cayman Islands Branch (“Deutsche Bank”) and JPMorgan Chase Bank, N.A. as initial lenders (the “Land Loan Lenders”), consisting of a term loan facility with a principal amount of $105 million. In July 2016 CV Propco entered into the First Loan Modification Agreement and Omnibus Amendment (the “First Modification”) with respect to the amended and restated credit agreement governing the Restructured Land Loan. Pursuant to the First Modification, CV Propco has three one-year extension options. CV Propco exercised its first one-year option to extend the maturity date of the Restructured Land Loan from June 2016 to June 2017 and paid an extension fee of $1.2 million. During the first extension period, the Restructured Land Loan bears interest at a rate per annum, at CV Propco’s option, equal to either LIBOR plus 4.50% or an alternate base rate plus 3.50%. In connection with the Restructured Land Loan, CV Propco entered into interest rate cap agreements with a combined notional amount of $117 million that limit LIBOR to a maximum of 1.50%.
Pursuant to the First Modification, the Land Loan Lenders agreed to release their lien on a parcel of land located on the northeast corner of Interstate 15 and Cactus Avenue in Las Vegas (the “Cactus Assemblage”) upon a sale of the Cactus Assemblage that satisfies specified conditions. One of the conditions to the release of the Cactus Assemblage is a maximum loan to value ratio of 50% following such release, which the Company may satisfy by delivering a guaranty in an amount up to $40.0 million. In addition, if the Cactus Assemblage is sold on or before June 16, 2017: (i) beginning on June 17, 2017, and through all extension periods, interest will accrue at a rate equal to LIBOR plus 4.50% (as opposed to 5.50%) (ii) immediately upon closing of the sale, CV Propco will have the option of paying cash interest at a rate per annum of LIBOR plus 3.00% with the remaining interest to be paid in kind, and (iii) CV Propco and NP Tropicana LLC (“NP Tropicana”) had the option, exercisable on or before June 17, 2017, to repurchase the outstanding warrants to purchase 60% of the interests of CV Propco and NP Tropicana that were held by the Land Loan Lenders at December 31, 2016 for $4.0 million or to cancel such warrants for no consideration if the Restructured Land Loan was paid in full on or before June 17, 2017. The warrants were issued to the Land Loan Lenders as part of the consideration for their agreement to enter into the Restructured Land Loan in 2011, and were

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exercisable for a nominal exercise price commencing on the earlier of (i) the date that the Restructured Land Loan was repaid, (ii) the date CV Propco sold any land to a third party, and (iii) the fifth anniversary of the Restructured Land Loan.
In March 2017, CV Propco and the Land Loan Lenders entered into the Second Modification Agreement and Consent (the “Second Modification”) with respect to the amended and restated credit agreement governing the Land Loan Lenders. Pursuant to the Second Modification, (i) CV Propco paid Deutsche Bank $61.8 million plus accrued and unpaid interest then due to Deutsche Bank under the Restructured Land Loan in full settlement of all obligations (including outstanding principal in the amount of $72.6 million) owed to Deutsche Bank under the Restructured Land Loan and (ii) the outstanding warrants to purchase 60% of the interests of CV Propco and NP Tropicana were canceled. After the March 2017 repayment, the aggregate principal amount outstanding under the Restructured Land Loan was $43.5 million.
In order for CV Propco to execute the second and third one-year extension options, CV Propco is required to, among other things, pay an extension fee for each extension option equal to 1.00% of the Restructured Land Loan's then outstanding principal balance. At December 31, 2016, CV Propco had the intent and ability to execute the second one-year extension option to extend the Restructured Land Loan’s maturity date to June 17, 2018. Accordingly, the amounts outstanding under the Restructured Land Loan were excluded from the current portion of long-term debt at December 31, 2016.
The credit agreement governing the Restructured Land Loan contains a number of customary covenants that, among other things and subject to certain exceptions, restrict CV Propco’s ability and the ability of its restricted subsidiaries to incur or guarantee additional debt; create liens on collateral; engage in activity that requires CV Propco to be licensed as a gaming company; engage in mergers, consolidations or asset dispositions; make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; or make capital expenditures. The Company believes CV Propco was in compliance with all applicable covenants at December 31, 2016.
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
The Restructured Land Loan is guaranteed by NP Tropicana, NP Landco Holdco LLC (a subsidiary of the Company and parent of CV Propco and NP Tropicana) and all subsidiaries of CV Propco. The Restructured Land Loan is secured by a pledge of the equity of CV Propco and NP Tropicana and all tangible and intangible assets of NP Tropicana, Landco Holdco and CV Propco and its subsidiaries, principally consisting of land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West. The Restructured Land Loan is also secured by the leasehold interest in the land on which Wild Wild West is located. The land carry costs of CV Propco are supported by the Company under a limited support agreement and recourse guaranty (the “Limited Support Agreement”). Under the Limited Support Agreement, the Company guarantees the net operating costs of CV Propco and NP Tropicana. Such net operating costs include timely payment of all capital expenditures, taxes, insurance premiums, other land carry costs and any indebtedness payable by CV Propco (excluding debt service for the Restructured Land Loan), as well as rent, capital expenditures, taxes, management fees, franchise fees, maintenance, and other costs of operations and ownership payable by NP Tropicana. Under the Limited Support Agreement, the Company also guarantees certain recourse liabilities of CV Propco and NP Tropicana under the Restructured Land Loan, including, without limitation, payment and performance of the Restructured Land Loan in the event any of CV Propco, Landco Holdco or NP Tropicana files or acquiesces in the filing of a bankruptcy petition or similar legal proceeding.
Other Debt
Included in Other long-term debt at December 31, 2015, was $51.5 million of debt associated with Fertitta Entertainment's credit facility, which was fully repaid as part of the Fertitta Entertainment Acquisition. Fertitta Entertainment recognized a loss on debt extinguishment of $0.5 million in connection with the repayment. Also included in Other long-term debt at December 31, 2015 was $21.3 million in debt related to an aircraft owned by a consolidated subsidiary of Fertitta Entertainment. Fertitta Entertainment sold this subsidiary to a related party in April 2016, as described in Note 18. Accordingly, the Company did not assume the debt related to the aircraft.
Corporate Office Lease
The Company leases its corporate office building under a lease agreement which was entered into in 2007 pursuant to a sale-leaseback arrangement with a third-party real estate investment firm. The lease has an initial term of 20 years with four five-year extension options. The lease also contains two options for the Company to repurchase the corporate office building, one option at the end of year five of the original lease term, which was not exercised, and another option at the end of year ten of the original lease term, which is exercisable in November 2017. The options constitute continuing involvement under the

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounting guidance for sale-leaseback transactions involving real estate. As a result, the sale-leaseback transaction is accounted for as a financing transaction. The corporate office building is included in Property and equipment, net on the Consolidated Balance Sheets and is being depreciated according to the Company’s policy. The carrying amount of the related obligation is $31.8 million, which is included in long-term debt on the Consolidated Balance Sheets, and the lease payments are recognized as principal and interest payments on the debt. The lease payment in effect at December 31, 2016 was $3.3 million on an annualized basis, which will increase annually by the greater of 1.25% or the percentage increase in a cost of living factor, not to exceed 2%.
Minimum lease payments on the corporate office lease for each of the next five years are as follows (amounts in thousands):

Years Ending December 31,
2017	$3,367
2018	3,409
2019	3,451
2020	3,494
2021	3,538
Principal Maturities
Scheduled principal maturities of the Company's long-term debt for each of the next five years and thereafter are as follows (amounts in thousands):

Years Ending December 31,
2017	$46,063
2018	145,396
2019	51,117
2020	29,273
2021	798,459
Thereafter	1,412,264
2,482,572
Debt discounts and issuance costs	(60,271)
$2,422,301
12.    Derivative Instruments
The Company’s objective in using derivative instruments is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps, including forward-starting interest rate swaps, as a primary part of its cash flow hedging strategy, which involves the receipt of variable–rate payments in exchange for fixed–rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not use derivative financial instruments for trading or speculative purposes.
In June 2016, in connection with the Refinancing Transaction, the Company terminated the cash flow hedging relationship of its interest rate swap that existed at that time and paid $7.3 million to the counterparty. As a result of the termination of the hedging relationship, cumulative net losses that had been deferred in accumulated other comprehensive loss are being amortized over the remaining life of the original swap as an increase to interest expense through July 2017 as the hedged interest payments continue to occur.
Also in June 2016, the Company entered into 16 interest rate swaps with four different counterparties with maturity dates that run concurrently. The interest rate swaps each have one-year terms that run consecutively which began in July 2016 and will end in July 2020 with predetermined fixed pay rates that increase with each new term to more closely align with the one–month LIBOR forward curve as of the trade date of the interest rate swaps. The Company pays a weighted–average fixed rate of 0.85% during the first one-year term ending in July 2017, which will increase to a weighted–average rate of approximately 1.11%, 1.39%, and 1.69% in the second, third and fourth one-year terms, respectively. At December 31, 2016, the Company's interest rate swaps effectively converted $1.1 billion of the Company's variable interest rate debt (based on one-month LIBOR that is subject to a minimum of 0.75%) to a fixed rate of 3.85%.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2016 and 2015, all of the Company’s interest rate swaps were designated and qualified as cash flow hedges of forecasted interest payments. The fair value of the interest rate swaps, as well as their classification on the Consolidated Balance Sheets, is presented below (amounts in thousands):

	Fair value at December 31,
	2016	2015
Prepaid expenses and other current assets	$19	$—
Other assets, net	10,661	—
Other accrued liabilities	8	—
Other long–term liabilities	—	8,334
Information about gains (losses) on derivative financial instruments held by the Company and their location within the consolidated financial statements is presented below (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) on Derivatives Recognized in Other Comprehensive Income (Effective Portion)			Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	Year Ended December 31,				Year Ended December 31,
	2016	2015	2014		2016	2015	2014
Interest rate swaps	$8,035	$(6,851)	$(7,999)	Interest expense, net	$(5,066)	$(8,548)	$(12,896)

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Year Ended December 31,
		2016	2015	2014
Interest rate swaps	Change in fair value of derivative instruments	$87	$(1)	$(90)
Losses reclassified from accumulated other comprehensive income into interest expense, net included deferred losses related to terminated cash flow hedging relationships that were being amortized as an increase to interest expense as the previously hedged interest payments continued to occur. Approximately $2.8 million of deferred losses included in accumulated other comprehensive income on the Company’s Consolidated Balance Sheet at December 31, 2016 is expected to be reclassified into earnings during the next twelve months and is primarily related to the cash flow hedging relationship that was terminated in June 2016.
At December 31, 2016, the Company had not posted any collateral related to its interest rate swap agreements; however, the Company’s obligations under the interest rate swaps are subject to the security and guarantee arrangements applicable to the related credit agreement. The interest rate swap agreements contain cross-default provisions under which the Company could be declared in default on its obligations under the agreements if certain conditions of default exist on the New Credit Facility. At December 31, 2016, the termination value of the interest rate swaps, including accrued interest, was a net asset of $10.6 million.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
Information about the Company’s financial assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$248	$248	$—	$—
Interest rate swaps	$10,680	$—	$10,680	$—
Liabilities
Interest rate swaps	$8	$—	$8	$—

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$85	$85	$—	$—
Liabilities
Interest rate swaps	$8,334	$—	$8,334	$—
Assets Measured at Fair Value on a Nonrecurring Basis
During the year ended December 31, 2015, the Company engaged a third party real estate firm to assist management in determining the fair value of its land held for development and as a result, recognized an impairment loss of $4.2 million to write-down the carrying amount of a parcel of land in Las Vegas to its estimated fair value of $7.0 million. Also during the year ended December 31, 2015, the Company recognized an impairment charge of $1.9 million to write down the carrying amount of a parcel of land held for sale in Las Vegas to $2.0 million, representing its estimated fair value less cost to sell. The sale was completed in December 2016. During the year ended December 31, 2014, the Company entered into an agreement to sell a parcel of land in Reno and recognized a $11.7 million impairment charge to write down the carrying amount of the land to $2.0 million, which represented its estimated fair value less cost to sell. The land sale was completed in December 2014.
During the year ended December 31, 2014, the Company performed an interim impairment assessment for Fertitta Interactive's goodwill and long-lived assets. The Company determined that the carrying amounts were not recoverable due to negative cash flows forecasted for future periods and that the assets would have minimal value to a market participant. As a result, the Company recognized impairment charges to write off the goodwill and other long-lived assets of Fertitta Interactive, which are included in Discontinued operations in the Consolidated Statements of Income. The Company's assessment was based on Level 3 unobservable inputs under the fair value hierarchy. See Note 20 for additional information about Fertitta Interactive.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Long-term Debt
The estimated fair value of the Company’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	December 31,
	2016	2015
Aggregate fair value	$2,521	$2,177
Aggregate carrying amount	$2,422	$2,155
The estimated fair value of the Company’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value hierarchy.
14.    Members’ Equity
The Company has two classes of membership interests: Voting Units and Non-Voting Units. Red Rock holds 100 Voting Units representing 100% of the Company’s outstanding Voting Units and Station Holdco holds 100 Non-Voting Units representing 100% of the Company’s outstanding Non-Voting Units. Red Rock is the only member of the Company entitled to vote on any matters to be voted on by the members of the Company and is also the sole managing member of Station Holdco. Station Holdco, as the holder of the Company’s issued and outstanding Non-Voting Units, is not entitled to vote on any matters to be voted on by the members of the Company, but is the only member of the Company entitled to receive distributions out of funds legally available therefor and, in the event of liquidation, dissolution or winding up of the Company, is entitled to all of the Company’s assets remaining after payment of liabilities.
At December 31, 2016, approximately 86.6% of the voting power of Red Rock and approximately 39% of the economic interests in Station Holdco were held by FI Station Investor, LLC (“FI Station Investor”) and Fertitta Business Management, which are affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta, and approximately 57% of the economic interests in Station Holdco were held by Red Rock.
During the year ended December 31, 2016, the Company paid distributions totaling $153.9 million, including $142.8 million to the equity holders of Station Holdco and $11.1 million to noncontrolling interest holders.
In March 2017, the Company’s Board of Directors approved a distribution of $11.6 million to the equity holders of Station Holdco, which is expected to be paid on or before March 31, 2017.
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) balances (amounts in thousands):

	Unrealized (loss) gain on interest rate swaps, net	Unrealized (loss) gain on available-for-sale securities	Unrecognized pension liability	Total
Balances, December 31, 2014	$(6,976)	$(123)	$—	$(7,099)
Unrealized loss arising during the period	(6,851)	(102)	—	(6,953)
Reclassification of unrealized loss into income	8,548	201	—	8,749
Net current-period other comprehensive income	1,697	99	—	1,796
Balances, December 31, 2015	(5,279)	(24)	—	(5,303)
Unrealized gain arising during the period	8,035	163	6	8,204
Reclassification of unrealized loss into income	5,066	—	—	5,066
Net current-period other comprehensive income	13,101	163	6	13,270
Balances, December 31, 2016	$7,822	$139	$6	$7,967

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Income Attributable to Station Casinos LLC
Net income attributable to Station Casinos LLC was as follows (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Income from continuing operations	$163,892	$137,753	$124,401
Net loss from discontinued operations	—	(95)	(23,859)
Net income	$163,892	$137,658	$100,542

Noncontrolling Interest
Noncontrolling interest represents ownership interests in consolidated subsidiaries of the Company that are held by owners other than the Company. At December 31, 2016, noncontrolling interest primarily included a 50% ownership interest in MPM and the ownership interests of the Land Loan Lenders who held warrants to purchase stock in CV Propco and NP Tropicana LLC. The warrants were canceled in March 2017 in connection with the modification of the Restructured Land Loan.
15.    Share-Based Compensation
The Red Rock Resorts, Inc. 2016 Equity Incentive Plan (the “Equity Incentive Plan”) is designed to attract, retain and motivate employees and to align the interests of those individuals with the interests of the Company. A total of 11,585,479 shares of Class A common stock are reserved for issuance under the plan.
In connection with the IPO, Red Rock granted equity incentive awards to each of the Company’s executive officers (other than the Company’s Chairman and Chief Executive Officer) and certain other employees. The awards consisted of (i) options to acquire 1,687,205 shares of Red Rock's Class A common stock (the “Class A common stock”) and 166,492 restricted shares of Class A common stock. The options will vest in four annual installments of 25%, and the exercise price of the options is equal to the fair market value of the Class A common stock on the date of grant. The options will expire seven years from the grant date. The restricted shares generally will vest in installments of 50% in each of the third and fourth years following the grant date. In addition, concurrently with the IPO, Red Rock issued 1,832,884 restricted shares of Class A common stock to the holders of Station Holdco profit units in substitution for such profit units, of which 180,632 shares were unvested at the date of substitution. Prior to the IPO, the Company had three share-based compensation plans which were terminated in connection with the IPO. The terminated plans are described in more detail below.
    The following table presents information about stock option awards under the Equity Incentive Plan:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value (amounts in thousands)
Outstanding at January 1, 2016	—	$—
Granted	1,789,362	19.69
Exercised	—	—
Forfeited	(152,333)	19.50
Outstanding at December 31, 2016	1,637,029	$19.71	6.3	$5,698
Expected to vest at December 31, 2016	1,637,029	$19.71	6.3	$5,698
The weighted average grant date fair value of stock options granted during the year ended December 31, 2016 was $6.05 per share. As of December 31, 2016, none of the outstanding stock options were exercisable.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company estimates the grant date fair value of stock option awards using the Black-Scholes option pricing model. The weighted average assumptions utilized in estimating the fair values of stock option awards for the year ended December 31, 2016 were as follows:

Expected stock price volatility	41.26%
Expected term (in years)	4.75
Risk-free interest rate	1.35%
Expected dividend yield	1.99%
Expected stock price volatility is based on the historical volatility of comparable public companies. Expected term represents the period of time that the options are expected to be outstanding. The Company uses the simplified method to estimate the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for a period equal to the expected term.
The following table presents information about nonvested restricted stock awards under the Equity Incentive Plan:

	Shares	Weighted-average grant date fair value
Outstanding at January 1, 2016	—	$—
Issued in substitution for unvested Station Holdco profit units	180,632	6.83
New awards	194,212	19.99
Vested	(129,468)	9.80
Forfeited	(45,965)	17.47
Outstanding at December 31, 2016	199,411	$15.26

The fair value of restricted stock awards that vested during the year ended December 31, 2016 was $2.8 million.
The Company recognized share-based compensation expense of $6.6 million for the year ended December 31, 2016, which included $3.1 million recognized subsequent to the IPO for awards issued under the Equity Incentive Plan. For the pre-IPO period from January 1, 2016 through May 1, 2016, the Company recognized share-based compensation expense of $3.5 million for awards issued under the three terminated plans described below. Share-based compensation expense was $19.7 million and $12.8 million for the years ended December 31, 2015 and 2014, respectively. At December 31, 2016, unrecognized share-based compensation cost was $10.5 million which is expected to be recognized over a weighted-average period of 3.3 years.
Share-based compensation is classified in the same financial statement line items as cash compensation. The following table presents the location of share-based compensation expense in the accompanying Consolidated Statements of Income (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Operating costs and expenses:
Casino	$340	$128	$125
Food and beverage	21	—	—
Room	75	62	62
Selling, general and administrative	6,154	19,536	12,570
Total share-based compensation expense	$6,590	$19,726	$12,757

Following is a description of the three share-based compensation plans that were terminated in connection with the IPO.
Station Holdco Profit Units Plan
Under the Station Holdco Amended and Restated Profit Units Plan (the “Profit Units Plan”), profit units in Station Holdco (“Profit Units”) were awarded to certain employees of the Company. The awards were subject to service-based vesting,

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and holders of vested Profit Units were entitled to participate in Station Holdco's distributions, subject to certain preferred distribution rights of the LLC Unit holders. Restricted shares of Class A common stock were issued to current and former employees of the Company in substitution for all outstanding vested and unvested Profit Units on a value-for-value basis. Unvested restricted shares awarded in substitution for unvested Profit Units continued to vest under the same terms as the related Profit Unit awards.
A summary of the changes in nonvested units outstanding under the Profit Units Plan for the year ended December 31, 2016 is presented below:

	Units (amounts in thousands)	Weighted-average grant date fair value per unit
Nonvested units at January 1, 2016	2,462	$1.24
Activity during the period:
Vested	(1,465)	1.25
Substituted	(997)	1.24
Nonvested units at December 31, 2016	—	$—

The estimated fair value of Profit Units that vested during the years ended December 31, 2016, 2015 and 2014 was $5.2 million, $7.8 million and $3.1 million, respectively.
Fertitta Entertainment Profit Units Plan
The Fertitta Entertainment profit units plan provided for the issuance of Fertitta Entertainment profit interests (“FE Profit Interests”) to certain key executives of Fertitta Entertainment. The FE Profit Interests vested over requisite service periods of four to five years. Holders of FE Profit Interests were entitled to participate in Fertitta Entertainment's distributions, subject to the return of capital contributions made by the common unit holders and certain other preferred distribution rights.    The Company applied liability accounting for certain awards of FE Profit Interests that were subject to cash settlement and remeasured the liability awards at fair value each reporting period. A liability of $15.8 million related to these awards was included in Other long-term liabilities in the accompanying Consolidated Balance Sheet at December 31, 2015. Upon completion of the Fertitta Entertainment Acquisition, all outstanding FE Profit Interests were settled, including the liability awards which were settled for $18.7 million.
A summary of the changes in outstanding nonvested FE Profit Interests for the year ended December 31, 2016 is presented below:

	Equity Awards		Liability Awards
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
Nonvested units at January 1, 2016	125	$1,362	625	$1,362
Activity during the period:
Granted	—	—	—	—
Vested	(125)	1,362	(625)	1,362
Canceled or forfeited	—	—	—	—
Nonvested units at December 31, 2016	—	$—	—	$—
The estimated fair value of FE Profit Interests that vested during the years ended December 31, 2016, 2015 and 2014 was $3.1 million, $8.9 million and $5.4 million, respectively.
FI Station Investor Profit Units Plan
Certain key executives of Fertitta Entertainment were issued profit interest awards by FI Station Investor LLC (“FI Station Investor”) pursuant to the FI Station Investor Profit Units Plan (the “FI Profit Interests”). FI Station Investor is an affiliate of Frank J. Fertitta III and Lorenzo J. Fertitta. Holders of FI Profit Interests were entitled to participate in FI Station Investor's distributions, subject to the return of capital contributions made by the common unit holders and certain other preferred distribution rights. Immediately prior to the completion of the IPO, FI Station Investor distributed a portion of its LLC

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Units to holders of vested FI Profit Interests in settlement of such profit interests. There were no outstanding nonvested FI Profit Interests at December 31, 2015.
The estimated fair value of FI Profit Interests that vested during the years ended December 31, 2015 and 2014 was $17.4 million and $4.9 million, respectively.
For share-based compensation awards granted under the terminated plans, the fair value of the awards was measured on the date of grant using an option pricing method, which utilized various key inputs and assumptions that were estimated by management, including total equity value, expected volatility, risk free rate and time to liquidity event. Management estimated the total equity value using a combination of the income approach, which was based on discounted cash flow projections, and the market approach, which was based on observable market indicators of value. Expected volatility was estimated using the historical weekly average stock price volatility for comparable companies, and the discount for post-vesting restrictions was estimated based on an average strike-put option model. For share-based compensation awards that the Company intended to settle partially in cash, the Company applied liability accounting, and compensation expense was measured based on the fair value of the awards, which was remeasured at each reporting period until the liability was settled.
16.    Write-downs and Other Charges, Net
Write-downs and other charges, net include various charges to record net losses on asset disposals and non-routine transactions, and consisted of the following (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Transaction-related costs	$9,038	$5,819	$—
Loss on disposal of assets, net	6,182	1,665	19,728
Development costs	4,350	—	—
Severance expense	3,314	1,135	1,941
Other, net	330	895	(713)
	$23,214	$9,514	$20,956
Transaction-related costs included IPO-related advisory, legal and other costs that were not deferred as direct and incremental costs of the IPO, as well as costs related to the Fertitta Entertainment Acquisition.
Loss on disposal of assets for the year ended December 31, 2016 primarily represents asset disposals related to renovation projects, as well as a $2.5 million loss on the sale of a parcel of land in Las Vegas. During the year ended December 31, 2015, the Company sold certain parcels of land that were previously held for development, and recognized gains on sale totaling $6.7 million. The gain was offset by losses on disposal of various assets, primarily property and equipment. Loss on disposal of assets for the year ended December 31, 2014 primarily represents the abandonment of certain assets, including an amphitheater and an outdoor water feature, as well as asset disposals related to various renovation projects.
Development costs included costs associated with various development and acquisition activities, primarily $3.2 million in acquisition and integration costs related to Palms. Severance expense for the year ended December 31, 2016 primarily relates to the acquisition of Palms.
17.     Retirement Plans
401(k) Plan
The Company has a defined contribution 401(k) plan (the “401(k) Plan”) which covers all employees who meet certain age and length of service requirements and allows an employer contribution of up to 50% of the first 4% of each participating employee’s compensation contributed to the plan. Participants may elect to defer pretax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company recorded expense for matching contributions of $3.4 million, $3.4 million and $3.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Palms 401(k) Plan
In connection with the Palms Acquisition, the Company adopted a defined contribution 401(k) plan that was maintained by Palms (the “Palms 401(k) Plan”). The Palms 401(k) Plan covered substantially all employees of Palms who had

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

met certain age requirements. Employees were eligible to participate on their first day of employment. The Palms could make discretionary contributions to the Palms 401(k) Plan based on its profitability. No matching contributions were made to the Palms 401(k) Plan during the three months ended December 31, 2016. The Palms 401(k) Plan was merged into the Company’s 401(k) Plan effective January 1, 2017.
Palms Pension Plan
In connection with the Palms Acquisition, the Company adopted a single-employer defined benefit pension plan (the “Pension Plan”), which covers eligible employees of Palms. The Pension Plan provides a cash balance form of pension benefits for eligible Palms employees who met certain age requirements and length of service requirements. There has been a plan curtailment since 2009, and as of the curtailment date, new participants were no longer permitted, and existing participants’ accrual of benefits for future service ceased.
The following table provides information about the changes in benefit obligation and the fair value of plan assets (amounts in thousands):

For the three months ended December 31, 2016
Change in Benefit Obligation:
Benefit obligation (accumulated and projected) as of October 1, 2016	$14,689
Interest cost	131
Actuarial gain	(205)
Benefits paid	(334)
Other	(553)
Benefit obligation (accumulated and projected) at December 31, 2016	$13,728

Change in Fair Value of Plan Assets:
Fair value of plan assets as of October 1, 2016	$10,228
Actual return on plan assets	(113)
Benefits paid	(334)
Other	(553)
Fair value of plan assets at end of year	$9,228
Net funded status at December 31, 2016	$(4,500)
The Company’s qualified pension plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company expects to contribute $0.5 million to the Pension Plan for the year ending December 31, 2017 and the Company does not expect any plan assets to be returned in the year ending December 31, 2017.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below provides the components of pension expense incurred subsequent to the October 1, 2016 acquisition of the Palms for the year ended December 31, 2016 (amounts in thousands):

For the three months ended December 31, 2016
Components of net periodic benefit cost:
Service cost	$—
Interest cost	131
Expected return on plan assets	(86)
Amortization of net loss	—
Effect of settlement	—
Net periodic cost	$45

Other changes recognized in Other Comprehensive Income:
Net gain	$6
Amortization of net gain	—
Amount recognized due to settlement	—
Total recognized in other comprehensive income	$6
Total recognized in net periodic benefit cost and other comprehensive income	$(39)
Amounts recognized on the Consolidated Balance Sheet at December 31, 2016 related to the Pension Plan consisted of the following (amounts in thousands):

December 31, 2016
Current liabilities	$—
Long-term liabilities	4,500
Total	$4,500

Net actuarial gain recognized in Accumulated Other Comprehensive Income	$6
The Company does not expect to amortize any net actuarial loss from accumulated other comprehensive income into net pension expense during 2017.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents the weighted-average actuarial assumptions used to calculate the net periodic benefit cost and obligation:

For the three months ended December 31, 2016
Net periodic benefit cost
Discount rate	3.85%
Expected long-term rate of return	6.30%
Rate of compensation increase	n/a

Benefit obligations
Discount rate	4.15%
Rate of compensation increase	n/a
The discount rate used reflects the expected future benefit cash flows based on plan provisions and participant data as of the beginning of the plan year. The expected future cash flows are discounted by a pension discount yield curve on measurement dates and modified as deemed necessary. The expected return on plan assets uses a weighted average rate based on the target asset allocation of the plan and capital market assumptions developed with a primary focus on forward looking valuation models and market indicators. The key inputs for these models are future inflation, economic growth, and interest rate environment.
The composition of the Pension Plan assets at December 31, 2016, along with the targeted mix of assets, is presented below:

	Target	December 31, 2016
Fixed Income	50%	52%
Domestic Income	20%	21%
International Equity	12%	14%
Long/Short Equity	10%	9%
Other	8%	4%
	100%	100%
The investment strategy for the Company’s defined benefit plan assets covers a diversified mix of assets, including equity and fixed income securities and real estate. Assets are managed within a risk management framework which addresses the need to generate incremental returns in the context of an appropriate level of risk, based on plan liability profiles and changes in funded status. The return objectives are to satisfy funding obligations when and as prescribed by law and to minimize the risk of large losses primarily through diversification.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Entities are required to use a fair value hierarchy to measure the plan assets. See Note 2 for a description of the fair value hierarchy. The fair values of the Pension Plan assets at December 31, 2016 by asset category were as follows (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income	$4,769	$4,294	$475	$—
Domestic Income	1,942	188	1,754	—
International Equity	1,285	1,054	231	—
Long/Short Equity	825	825	—	—
Other	407	—	407	—
	$9,228	$6,361	$2,867	$—
At December 31, 2016, expected benefit payments for the next ten years were as follows (amounts in thousands):

Years ending December 31,
2017	$1,620
2018	710
2019	580
2020	630
2021	1,500
2022 - 2026	4,250

18.    Related Party Transactions
The Company has entered into credit agreements with certain lenders including Deutsche Bank, which owned approximately 17% of the equity interests in Station Holdco prior to November 2016. See Note 11 for additional information about the Company’s long-term debt.
During the year ended December 31, 2016, the Company completed the Fertitta Entertainment Acquisition described in Note 1.
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
In May 2016, the Company reimbursed German American Capital Corporation (“GACC”), an indirect wholly owned subsidiary of Deutshe Bank, approximately $2.1 million for expenses incurred by GACC in connection with the IPO. Additionally, the Company paid a financial advisory fee in the amount of $4.0 million to Deutsche Bank Corporate Finance for services provided in connection with the IPO.
Fertitta Entertainment entered into various agreements for partial use of and to share in the cost of aircraft with Fertitta Enterprises, Inc., a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust. Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III and Lorenzo J. Fertitta. The agreements were terminated in April 2016. Selling, general and administrative expenses related to these agreements were $1.1 million, $2.2 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
In April 2016, Fertitta Entertainment sold all of the outstanding membership interest in FE Aviation II LLC (“FE Aviation”) to Fertitta Business Management LLC, an entity controlled by Frank J. Fertitta III and Lorenzo J. Fertitta for $8.0

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million. The carrying amount of FE Aviation exceeded the sales price by approximately $0.5 million, which was recognized as a deemed distribution.
The Company has entered into long-term agreements with a related party for ground leases at two of its properties. The Company's annual lease payments related to these ground leases totaled approximately $7.1 million, $6.9 million and $6.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, which is included in selling, general and administrative expense in the Consolidated Statements of Income. See Note 19 for additional information about the ground leases.
At December 31, 2015, Receivables, net included balances due from related parties totaling $1.2 million for goods and services provided by the Company in the ordinary course of business.
19.    Commitments and Contingencies
Leases
Boulder Station Lease
The Company leases a portion of the land on which Boulder Station is located pursuant to a ground lease. The Company leases this land from KB Enterprises, a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the “Related Lessor”). The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $222,933 through June 2018. In July 2018, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In July 2023 and every ten years thereafter, the rent is subject to adjustment based on the product of the fair market value of the land and the greater of the then prevailing annual rate of return for comparably situated property or 8% per year. In no event will the rent for any period be less than the rent for the immediately preceding period. Pursuant to the ground lease, the Company has an option to purchase the land at fair market value, exercisable in July 2018 and at five-year intervals thereafter. The Company’s leasehold interest in the property is subject to a lien to secure borrowings under its credit agreements.
Texas Station Lease
The Company leases 47 acres of land on which Texas Station is located pursuant to a ground lease. The Company leases this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $366,435 through July 2020. In August 2020, and every ten years thereafter, the rent is subject to adjustment based on the product of the fair market value of the land and the greater of the then prevailing annual rate of return for comparably situated property or 8% per year. In August 2025 and every ten years thereafter, the rent will be adjusted by a cost of living factor. In no event will the rent for any period be less than the rent for the immediately preceding period. Pursuant to the ground lease, the Company has an option to purchase the land at fair market value, exercisable in April 2030 and at five-year intervals thereafter. The Company’s leasehold interest in the property is subject to a lien to secure borrowings under its credit agreements.
Wild Wild West Lease
The Company leases from a third-party lessor the 20-acre parcel of land on which Wild Wild West is located and is a party to a purchase agreement for the land. The significant terms of the agreement include (i) annual rent adjustments through January 2020 and every three years thereafter, (ii) options under which the Company may purchase the land at any time through 2019 at established fixed prices, (iii) a one-time termination option at the Company’s election in 2019, and (iv) options under which the Company may purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value at July 2022, 2043 and 2064, respectively. Monthly rental payments under the Wild Wild West lease were $131,998 for the year ended December 31, 2016, which increased to $135,298 in January 2017.
Other Operating Leases
In addition to the leases described above, the Company also leases certain other buildings and equipment used in its operations, which have operating lease terms expiring through 2042.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments required under all non-cancelable operating leases are as follows (amounts in thousands):

Years Ending December 31,
2017	$9,206
2018	9,181
2019	9,199
2020	10,203
2021	10,208
Thereafter	382,456
$430,453
Rent expense, excluding discontinued operations, was as follows (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Rent expense	$8,968	$8,644	$8,509
Legal Matters
The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of any legal matters and litigation inherently involves significant costs.
20.        Discontinued Operations
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
The results of Fertitta Interactive have been reported as discontinued operations in the accompanying Consolidated Statements of Income for all periods presented. Discontinued operations were as follows (amounts in thousands):

	Year Ended December 31,
	2015	2014
Revenues	$—	$6,859
Operating costs and expenses	278	27,109
Asset impairment charges and other, net	(112)	22,298
Net loss from discontinued operations	(166)	(42,548)
Less net loss from discontinued operations attributable to noncontrolling interests	(71)	(18,689)
Net loss from discontinued operations attributable to Station Casinos LLC	$(95)	$(23,859)

Fertitta Interactive had nominal assets and liabilities at December 31, 2015. The Consolidated Statements of Cash Flows have not been adjusted for discontinued operations.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.    Segments

The Company views each of its Las Vegas casino properties and each of its Native American management arrangements as individual operating segments. The Company aggregates all of its Las Vegas operating segments into one reportable segment because all of its Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing programs, all are directed by a centralized management structure, and have similar economic characteristics.

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company utilizes adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as the primary measure of each of its properties’ performance. The Company’s segment information is presented below (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Net revenues
Las Vegas operations	$1,336,177	$1,258,207	$1,217,935
Native American management	110,962	88,277	68,149
Reportable segment net revenues	1,447,139	1,346,484	1,286,084
Corporate and other	5,288	5,651	5,532
Consolidated net revenues	$1,452,427	$1,352,135	$1,291,616

Adjusted EBITDA (a)
Las Vegas operations	$423,692	$410,301	$379,748
Native American management	87,259	66,622	46,937
Reportable Segment Adjusted EBITDA	510,951	476,923	426,685
Corporate and other	(22,285)	(25,509)	(27,636)
Consolidated Adjusted EBITDA	488,666	451,414	399,049

Other operating income (expense)
Preopening	(731)	(1,165)	(640)
Depreciation and amortization	(156,668)	(137,865)	(127,961)
Share-based compensation	(6,590)	(19,726)	(12,757)
Donation to UNLV	—	(2,500)	—
Asset impairment	—	(6,301)	(11,739)
Write-downs and other charges, net	(23,214)	(9,514)	(20,956)
Adjusted EBITDA attributable to MPM noncontrolling interest	14,675	14,192	13,424
Other	1,133	(537)	(435)
Operating income and earnings from joint ventures	317,271	287,998	237,985
Other (expense) income
Interest expense, net	(140,189)	(144,489)	(151,702)
Loss on extinguishment/modification of debt	(7,270)	(90)	(4,132)
Gain on Native American development	—	—	49,074
Change in fair value of derivative instruments	87	(1)	(90)
Income from continuing operations	169,899	143,418	131,135
Discontinued operations	—	(166)	(42,548)
Net income	$169,899	$143,252	$88,587

	December 31,
	2016	2015
Total assets
Las Vegas operations	$2,883,733	$2,506,411
Native American management	61,379	74,000
Corporate and other	324,855	351,700
	$3,269,967	$2,932,111

____________________________________

(a)
Adjusted EBITDA includes net income plus preopening, depreciation and amortization, share-based compensation, a donation to UNLV, asset impairment, write-downs and other charges, net, interest expense, net, loss on

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

extinguishment/modification of debt and change in fair value of derivative instruments, and excludes gain on Native American development, Adjusted EBITDA attributable to the noncontrolling interests of MPM and discontinued operations.

The Company’s capital expenditures, which were primarily related to Las Vegas operations, were $162.4 million, $129.9 million and $102.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
22.    Condensed Consolidating Financial Information
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

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$6,455	$120,307	$—	$126,762	$3,197	$—	$129,959
Restricted cash	—	2,377	—	2,377	—	—	2,377
Receivables, net	3,719	36,041	—	39,760	3,787	—	43,547
Intercompany receivables	4,775	—	—	4,775	—	(4,775)	—
Loans to parent	—	846,947	(846,947)	—	—	—	—
Inventories	—	11,835	—	11,835	121	—	11,956
Prepaid gaming tax	—	19,933	—	19,933	133	—	20,066
Prepaid expenses and other current assets	7,577	3,457	—	11,034	160	—	11,194
Assets held for sale	—	—	—	—	19,020	—	19,020
Total current assets	22,526	1,040,897	(846,947)	216,476	26,418	(4,775)	238,119
Property and equipment, net	67,860	2,360,613	—	2,428,473	9,656	—	2,438,129
Goodwill	1,234	194,442	—	195,676	—	—	195,676
Intangible assets, net	1,000	136,696	—	137,696	11,503	—	149,199
Land held for development	—	83,700	—	83,700	80,000	—	163,700
Investments in joint ventures	—	10,572	—	10,572	—	—	10,572
Native American development costs	—	14,844	—	14,844	—	—	14,844
Investments in subsidiaries	3,676,365	6,142	(3,691,790)	(9,283)	—	9,283	—
Other assets, net	40,552	18,030	—	58,582	1,146	—	59,728
Total assets	$3,809,537	$3,865,936	$(4,538,737)	$3,136,736	$128,723	$4,508	$3,269,967

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (continued) DECEMBER 31, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$7,417	$22,761	$—	$30,178	$326	$—	$30,504
Accrued interest payable	15,799	8	—	15,807	34	—	15,841
Other accrued liabilities	13,298	137,395	—	150,693	1,815	—	152,508
Intercompany payables	—	—	—	—	4,775	(4,775)	—
Loans from subsidiaries	846,947	—	(846,947)	—	—	—	—
Current portion of long-term debt	44,730	1,333	—	46,063	—	—	46,063
Total current liabilities	928,191	161,497	(846,947)	242,741	6,950	(4,775)	244,916
Long-term debt, less current portion	2,259,212	1,648	—	2,260,860	115,378	—	2,376,238
Deficit investment in joint venture	—	2,307	—	2,307	—	—	2,307
Other long-term liabilities	1,347	8,694	—	10,041	—	—	10,041
Total liabilities	3,188,750	174,146	(846,947)	2,515,949	122,328	(4,775)	2,633,502

Members’ equity:
Total Station Casinos LLC members’ equity (deficit)	620,787	3,691,790	(3,691,790)	620,787	(9,283)	9,283	620,787
Noncontrolling interest	—	—	—	—	15,678	—	15,678
Total members’ equity	620,787	3,691,790	(3,691,790)	620,787	6,395	9,283	636,465
Total liabilities and members’ equity	$3,809,537	$3,865,936	$(4,538,737)	$3,136,736	$128,723	$4,508	$3,269,967

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS DECEMBER 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$5,897	$107,114	$—	$113,011	$3,415	$—	$116,426
Receivables, net	2,171	28,636	(151)	30,656	4,878	(29)	35,505
Intercompany receivables	3,143	—	—	3,143	—	(3,143)	—
Advances to subsidiaries	110,928	—	(110,928)	—	—	—	—
Loans to parent	—	660,574	(660,574)	—	—	—	—
Inventories	25	10,193	—	10,218	111	—	10,329
Prepaid gaming tax	—	19,366	—	19,366	138	—	19,504
Prepaid expenses and other current assets	6,167	2,470	—	8,637	228	—	8,865
Current assets of discontinued operations	—	—	—	—	197	—	197
Assets held for sale	—	2,000	—	2,000	19,020	—	21,020
Total current assets	128,331	830,353	(771,653)	187,031	27,987	(3,172)	211,846
Property and equipment, net	73,254	2,056,475	—	2,129,729	10,931	—	2,140,660
Goodwill	1,234	194,442	—	195,676	—	—	195,676
Intangible assets, net	1,045	127,249	—	128,294	21,703	—	149,997
Land held for development	—	83,700	—	83,700	80,000	—	163,700
Investments in joint ventures	—	10,955	—	10,955	3,036	—	13,991
Native American development costs	—	11,908	—	11,908	—	—	11,908
Related party note receivable	—	17,568	—	17,568	—	—	17,568
Investments in subsidiaries	3,013,544	11,248	(3,019,569)	5,223	—	(5,223)	—
Other assets, net	10,103	16,091	—	26,194	571	—	26,765
Total assets	$3,227,511	$3,359,989	$(3,791,222)	$2,796,278	$144,228	$(8,395)	$2,932,111

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (continued) DECEMBER 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$8,679	$14,973	$—	$23,652	$606	$—	$24,258
Accrued interest payable	13,260	141	—	13,401	12	—	13,413
Other accrued liabilities	16,524	114,026	(151)	130,399	1,829	(29)	132,199
Intercompany payables	—	—	—	—	3,142	(3,142)	—
Loans from subsidiaries	660,574	—	(660,574)	—	—	—	—
Advances from parent	—	110,928	(110,928)	—	—	—	—
Current portion of long-term debt	82,115	6,822	—	88,937	—	—	88,937
Current liabilities of discontinued operations	—	—	—	—	114	(1)	113
Total current liabilities	781,152	246,890	(771,653)	256,389	5,703	(3,172)	258,920
Long-term debt, less current portion	1,883,601	70,142	—	1,953,743	112,517	—	2,066,260
Deficit investment in joint venture	—	2,255	—	2,255	—	—	2,255
Other long-term liabilities	9,834	21,133	—	30,967	—	—	30,967
Total liabilities	2,674,587	340,420	(771,653)	2,243,354	118,220	(3,172)	2,358,402

Members’ equity:
Total Station Casinos LLC members’ equity	552,924	3,019,569	(3,019,569)	552,924	5,223	(5,223)	552,924
Noncontrolling interest	—	—	—	—	20,785	—	20,785
Total members’ equity	552,924	3,019,569	(3,019,569)	552,924	26,008	(5,223)	573,709
Total liabilities and members’ equity	$3,227,511	$3,359,989	$(3,791,222)	$2,796,278	$144,228	$(8,395)	$2,932,111

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$954,094	$—	$954,094	$6,898	$—	$960,992
Food and beverage	—	270,008	—	270,008	611	—	270,619
Room	—	138,087	—	138,087	4,771	—	142,858
Other	—	79,221	—	79,221	9,551	(14,564)	74,208
Management fees	7,477	62,626	—	70,103	41,877	(460)	111,520
Gross revenues	7,477	1,504,036	—	1,511,513	63,708	(15,024)	1,560,197
Promotional allowances	—	(107,293)	—	(107,293)	(477)	—	(107,770)
Net revenues	7,477	1,396,743	—	1,404,220	63,231	(15,024)	1,452,427

Operating costs and expenses:
Casino	—	366,207	—	366,207	2,354	—	368,561
Food and beverage	—	185,039	—	185,039	138	—	185,177
Room	—	52,472	—	52,472	2,491	—	54,963
Other	—	22,721	—	22,721	3,867	—	26,588
Selling, general and administrative	23,344	287,926	—	311,270	24,461	(14,564)	321,167
Preopening	—	731	—	731	—	—	731
Depreciation and amortization	14,913	129,397	—	144,310	12,358	—	156,668
Management fee expense	—	—	—	—	460	(460)	—
Write-downs and other charges, net	13,334	9,910	—	23,244	(30)	—	23,214
	51,591	1,054,403	—	1,105,994	46,099	(15,024)	1,137,069
Operating (loss) income	(44,114)	342,340	—	298,226	17,132	—	315,358
Earnings (losses) from subsidiaries	341,243	6,007	(347,920)	(670)	—	670	—
Earnings from joint ventures	—	1,913	—	1,913	—	—	1,913
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	297,129	350,260	(347,920)	299,469	17,132	670	317,271

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (continued) FOR THE YEAR ENDED DECEMBER 31, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other (expense) income:
Interest expense, net	(126,729)	(1,851)	—	(128,580)	(11,609)	—	(140,189)
Loss on extinguishment/modification of debt	(6,595)	(489)	—	(7,084)	(186)	—	(7,270)
Change in fair value of derivative instruments	87	—	—	87	—	—	87
	(133,237)	(2,340)	—	(135,577)	(11,795)	—	(147,372)
Net income	163,892	347,920	(347,920)	163,892	5,337	670	169,899
Less: net income attributable to noncontrolling interests	—	—	—	—	6,007	—	6,007
Net income (loss) attributable to Station Casinos LLC	$163,892	$347,920	$(347,920)	$163,892	$(670)	$670	$163,892
Comprehensive income (loss) attributable to Station Casinos LLC	$177,162	$347,926	$(347,926)	$177,162	$(670)	$670	$177,162

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$915,337	$—	$915,337	$6,817	$—	$922,154
Food and beverage	—	250,611	—	250,611	624	—	251,235
Room	—	119,026	—	119,026	3,862	—	122,888
Other	6	71,820	—	71,826	10,430	(12,528)	69,728
Management fees	5,814	44,534	(210)	50,138	39,131	(410)	88,859
Gross revenues	5,820	1,401,328	(210)	1,406,938	60,864	(12,938)	1,454,864
Promotional allowances	—	(102,243)	—	(102,243)	(486)	—	(102,729)
Net revenues	5,820	1,299,085	(210)	1,304,695	60,378	(12,938)	1,352,135

Operating costs and expenses:
Casino	—	345,100	—	345,100	2,409	—	347,509
Food and beverage	—	162,537	—	162,537	185	—	162,722
Room	—	44,173	—	44,173	2,386	—	46,559
Other	—	20,813	—	20,813	4,641	—	25,454
Selling, general and administrative	13,768	305,042	(210)	318,600	21,785	(12,528)	327,857
Preopening	—	1,165	—	1,165	—	—	1,165
Depreciation and amortization	12,463	113,048	—	125,511	12,354	—	137,865
Management fee expense	—	—	—	—	410	(410)	—
Asset impairment	201	6,100	—	6,301	—	—	6,301
Write-downs and other charges, net	8,859	(418)	—	8,441	1,073	—	9,514
	35,291	997,560	(210)	1,032,641	45,243	(12,938)	1,064,946
Operating (loss) income	(29,471)	301,525	—	272,054	15,135	—	287,189
Earnings from subsidiaries	293,361	5,570	(303,248)	(4,317)	—	4,317	—
Earnings (losses) from joint ventures	—	2,183	—	2,183	(1,374)	—	809
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	263,890	309,278	(303,248)	269,920	13,761	4,317	287,998

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (continued) FOR THE YEAR ENDED DECEMBER 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other expense:
Interest expense, net	(126,232)	(5,939)	—	(132,171)	(12,318)	—	(144,489)
Loss on extinguishment/modification of debt	—	(90)	—	(90)	—	—	(90)
Change in fair value of derivative instruments	—	(1)	—	(1)	—	—	(1)
	(126,232)	(6,030)	—	(132,262)	(12,318)	—	(144,580)
Income from continuing operations	137,658	303,248	(303,248)	137,658	1,443	4,317	143,418
Discontinued operations	—	—	—	—	(166)	—	(166)
Net income	137,658	303,248	(303,248)	137,658	1,277	4,317	143,252
Less: net income attributable to noncontrolling interests	—	—	—	—	5,594	—	5,594
Net income (loss) attributable to Station Casinos LLC	$137,658	$303,248	$(303,248)	$137,658	$(4,317)	$4,317	$137,658
Comprehensive income (loss) attributable to Station Casinos LLC	$139,454	$300,120	$(300,120)	$139,454	$(4,317)	$4,317	$139,454

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$890,125	$—	$890,125	$7,236	$—	$897,361
Food and beverage	—	238,538	—	238,538	674	—	239,212
Room	—	109,537	—	109,537	3,127	—	112,664
Other	5	67,732	—	67,737	12,176	(9,391)	70,522
Management fees	6,430	29,557	(348)	35,639	34,385	(1,242)	68,782
Gross revenues	6,435	1,335,489	(348)	1,341,576	57,598	(10,633)	1,388,541
Promotional allowances	—	(96,351)	—	(96,351)	(574)	—	(96,925)
Net revenues	6,435	1,239,138	(348)	1,245,225	57,024	(10,633)	1,291,616

Operating costs and expenses:
Casino	—	338,923	—	338,923	2,567	—	341,490
Food and beverage	—	157,022	—	157,022	169	—	157,191
Room	—	43,367	—	43,367	2,112	—	45,479
Other	—	22,239	—	22,239	6,740	—	28,979
Selling, general and administrative	12,188	299,719	(348)	311,559	17,908	(9,347)	320,120
Preopening	—	640	—	640	—	—	640
Depreciation and amortization	6,783	108,948	—	115,731	12,230	—	127,961
Management fee expense	—	—	—	—	424	(424)	—
Asset impairment	—	11,739	—	11,739	—	—	11,739
Write-downs and other charges, net	(311)	21,244	—	20,933	23	—	20,956
	18,660	1,003,841	(348)	1,022,153	42,173	(9,771)	1,054,555
Operating (loss) income	(12,225)	235,297	—	223,072	14,851	(862)	237,061
Earnings (losses) from subsidiaries	250,596	(20,564)	(258,427)	(28,395)	—	28,395	—
Earnings (losses) from joint ventures	—	2,034	—	2,034	(1,110)	—	924
Operating (loss) income and earnings (losses) from subsidiaries and joint ventures	238,371	216,767	(258,427)	196,711	13,741	27,533	237,985

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (continued) FOR THE YEAR ENDED DECEMBER 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other (expense) income:
Interest expense, net	(133,698)	(6,627)	—	(140,325)	(11,377)	—	(151,702)
Loss on extinguishment/modification of debt	(4,132)	—	—	(4,132)	—	—	(4,132)
Gain on Native American development	—	49,074	—	49,074	—	—	49,074
Change in fair value of derivative instruments	1	(91)	—	(90)	—	—	(90)
	(137,829)	42,356	—	(95,473)	(11,377)	—	(106,850)
Income from continuing operations	100,542	259,123	(258,427)	101,238	2,364	27,533	131,135
Discontinued operations	—	(696)	—	(696)	(42,714)	862	(42,548)
Net income (loss)	100,542	258,427	(258,427)	100,542	(40,350)	28,395	88,587
Less: net loss attributable to noncontrolling interests	—	—	—	—	(11,955)	—	(11,955)
Net income (loss) attributable to Station Casinos LLC	$100,542	$258,427	$(258,427)	$100,542	$(28,395)	$28,395	$100,542
Comprehensive income (loss) attributable to Station Casinos LLC	$105,376	$255,516	$(255,516)	$105,376	$(28,395)	$28,395	$105,376

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(135,900)	$471,007	$—	$335,107	$24,881	$—	$359,988
Cash flows from investing activities:
Capital expenditures, net of related payables	(16,747)	(144,721)	—	(161,468)	(909)	—	(162,377)
Business acquisition, net of cash received	(305,886)	—	—	(305,886)	—	—	(305,886)
Proceeds from asset sales	—	11,092	—	11,092	2	—	11,094
Repayment of related party note receivable	—	18,330	—	18,330	—	—	18,330
Investment in subsidiaries	(80,680)	—	80,202	(478)	—	478	—
Distributions in excess of earnings from joint ventures	—	1,015	—	1,015	—	—	1,015
Distributions from subsidiaries	67,864	11,114	(67,864)	11,114	—	(11,114)	—
Proceeds from repayment of advances to subsidiaries, net	110,928	—	(110,928)	—	—	—	—
Loans to parent, net	—	(190,164)	190,164	—	—	—	—
Native American development costs	—	(2,704)	—	(2,704)	—	—	(2,704)
Other, net	66	(3,147)	—	(3,081)	(487)	—	(3,568)
Net cash used in investing activities	(224,455)	(299,185)	91,574	(432,066)	(1,394)	(10,636)	(444,096)
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	1,872,500	—	—	1,872,500	—	—	1,872,500
Payments under credit agreements with original maturities greater than three months	(1,516,738)	—	—	(1,516,738)	(809)	—	(1,517,547)
Borrowings under credit agreements with original maturities of three months or less, net	(20,000)	(33,900)	—	(53,900)	—	—	(53,900)
Capital contributions	419,475	80,202	(80,202)	419,475	478	(478)	419,475
Distributions to members and noncontrolling interests	(142,786)	(67,864)	67,864	(142,786)	(22,228)	11,114	(153,900)
Deemed distributions	(389,149)	—	—	(389,149)	—	—	(389,149)
Payment of debt issuance costs	(38,472)	—	—	(38,472)	(1,343)	—	(39,815)
Payments on derivative instruments with other-than-insignificant financing element	(10,831)	—	—	(10,831)	—	—	(10,831)
Loans from subsidiaries, net	190,164	—	(190,164)	—	—	—	—
Payments on advances from parent, net	—	(110,928)	110,928	—	—	—	—

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued) FOR THE YEAR ENDED DECEMBER 31, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Payments on other debts	(2,149)	(20,139)	—	(22,288)	—	—	(22,288)
Other, net	(1,101)	(6,000)	—	(7,101)	—	—	(7,101)
Net cash provided by (used in) financing activities	360,913	(158,629)	(91,574)	110,710	(23,902)	10,636	97,444

Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
Increase (decrease) in cash and cash equivalents	558	13,193	—	13,751	(415)	—	13,336
Balance, beginning of year	5,897	107,114	—	113,011	3,612	—	116,623
Balance, end of year	$6,455	$120,307	$—	$126,762	$3,197	$—	$129,959

Supplemental cash flow disclosures:
Cash paid for interest	$108,129	$1,424	$—	$109,553	$6,761	$—	$116,314
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$1,190	$20,081	$—	$21,271	$104	$—	$21,375

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(113,117)	$437,964	$—	$324,847	$24,593	$—	$349,440
Cash flows from investing activities:
Capital expenditures, net of related payables	(25,655)	(103,422)	—	(129,077)	(848)	—	(129,925)
Proceeds from asset sales	41	25,591	—	25,632	697	—	26,329
Repayment of related party note receivable	—	500	—	500	—	—	500
Investments in joint ventures	—	(198)	—	(198)	(129)	—	(327)
Investment in subsidiaries	(129)	—	—	(129)	—	129	—
Distributions in excess of earnings from joint ventures	—	971	—	971	—	—	971
Distributions from subsidiaries	28,741	11,236	(28,741)	11,236	—	(11,236)	—
Proceeds from repayment of advances to subsidiaries, net	180,142	—	(180,142)	—	—	—	—
Loans to parent, net	—	(156,890)	156,890	—	—	—	—
Native American development costs	—	(1,827)	—	(1,827)	—	—	(1,827)
Other, net	(874)	(1,093)	—	(1,967)	(27)	—	(1,994)
Net cash provided by (used in) investing activities	182,266	(225,132)	(51,993)	(94,859)	(307)	(11,107)	(106,273)
Cash flows from financing activities:
Borrowings under credit agreements with original maturities greater than three months	—	55,000	—	55,000	—	—	55,000
Payments under credit agreements with original maturities greater than three months	(77,277)	(2,250)	—	(79,527)	(3,157)	—	(82,684)
Borrowings under credit agreements with original maturities of three months or less, net	20,000	—	—	20,000	—	—	20,000
Capital contributions	—	—	—	—	129	(129)	—
Distributions to members and noncontrolling interests	(162,258)	(77,728)	28,741	(211,245)	(22,219)	11,236	(222,228)
Payment of debt issuance costs	—	(797)	—	(797)	—	—	(797)
Payments on derivative instruments with other-than-insignificant financing elements	(7,872)	(1,075)	—	(8,947)	—	—	(8,947)
Loans from subsidiaries, net	156,890	—	(156,890)	—	—	—	—
Payments on advances from parent, net	—	(180,142)	180,142	—	—	—	—

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued) FOR THE YEAR ENDED DECEMBER 31, 2015 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Payments on other debts	(2,028)	(1,654)	—	(3,682)	—	—	(3,682)
Other, net	(4,261)	(2,261)	—	(6,522)	—	—	(6,522)
Net cash used in financing activities	(76,806)	(210,907)	51,993	(235,720)	(25,247)	11,107	(249,860)
Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
(Decrease) increase in cash and cash equivalents	(7,657)	1,925	—	(5,732)	(961)	—	(6,693)
Balance, beginning of year	13,554	105,189	—	118,743	4,573	—	123,316
Balance, end of year	$5,897	$107,114	$—	$113,011	$3,612	$—	$116,623
Supplemental cash flow disclosures:
Cash paid for interest	$115,407	$3,264	$—	$118,671	$3,432	$—	$122,103
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$5,685	$14,067	$—	$19,752	$134	$—	$19,886

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(118,162)	$389,225	$—	$271,063	$(1,272)	$—	$269,791
Cash flows from investing activities:
Capital expenditures, net of related payables	(32,614)	(66,970)	—	(99,584)	(3,164)	—	(102,748)
Proceeds from asset sales	18	2,721	—	2,739	—	—	2,739
Issuance of related party note receivable	—	(500)	—	(500)	—	—	(500)
Investments in joint ventures	—	(1,039)	—	(1,039)	(5,778)	—	(6,817)
Investment in subsidiaries	(5,778)	(13,531)	—	(19,309)	—	19,309	—
Distributions in excess of earnings from joint ventures	—	1,019	—	1,019	—	—	1,019
Distributions from subsidiaries	21,818	10,094	(21,818)	10,094	—	(10,094)	—
Proceeds from repayment of advances to subsidiaries, net	170,439	—	(170,439)	—	—	—	—
Loans to parent, net	—	(160,490)	160,490	—	—	—	—
Proceeds from repayment of Native American development costs	—	66,048	—	66,048	—	—	66,048
Native American development costs	—	(2,630)	—	(2,630)	—	—	(2,630)
Other, net	714	(762)	—	(48)	50	—	2
Net cash provided by (used in) investing activities	154,597	(166,040)	(31,767)	(43,210)	(8,892)	9,215	(42,887)
Cash flows from financing activities:
Payments under credit agreements with original maturities greater than three months	(66,922)	(3,000)	—	(69,922)	(1,207)	—	(71,129)
Borrowings under credit agreements with original maturities of three months or less, net	—	1,250	—	1,250	—	—	1,250
Capital contributions	—	—	—	—	19,309	(19,309)	—
Distributions to members and noncontrolling interests	(130,319)	(44,818)	21,818	(153,319)	(20,188)	10,094	(163,413)
Payment of debt issuance costs	(2,454)	—	—	(2,454)	—	—	(2,454)
Payments on derivative instruments with other-than-insignificant financing elements	(8,948)	(2,032)	—	(10,980)	—	—	(10,980)
Loans from subsidiaries, net	160,490	—	(160,490)	—	—	—	—
Payments on advances from parent, net	—	(170,439)	170,439	—	—	—	—
Capital contributions from noncontrolling interests	—	—	—	—	9,969	—	9,969

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued) FOR THE YEAR ENDED DECEMBER 31, 2014 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Payments on other debts	(1,910)	(1,228)	—	(3,138)	(1)	—	(3,139)
Other, net	—	(1,772)	—	(1,772)	—	—	(1,772)
Net cash (used in) provided by financing activities	(50,063)	(222,039)	31,767	(240,335)	7,882	(9,215)	(241,668)
Cash and cash equivalents (including cash and cash equivalents of discontinued operations):
(Decrease) increase in cash and cash equivalents	(13,628)	1,146	—	(12,482)	(2,282)	—	(14,764)
Balance, beginning of year	27,182	104,043	—	131,225	6,855	—	138,080
Balance, end of year	$13,554	$105,189	$—	$118,743	$4,573	$—	$123,316

Supplemental cash flow disclosures:
Cash paid for interest	$122,202	$3,605	$—	$125,807	$3,283	$—	$129,090
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$2,063	$15,040	$—	$17,103	$257	$—	$17,360

STATION CASINOS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.    Quarterly Financial Information (Unaudited)
Quarterly financial information is presented below (amounts in thousands):

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$359,247	$351,486	$347,140	$394,554
Operating income	93,962	71,212	75,048	75,136
Net income	59,503	30,568	39,933	39,895
Net income attributable to Station Casinos LLC	57,639	27,828	38,389	40,036

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$342,769	$337,818	$323,597	$347,951
Operating income	81,753	64,345	56,816	84,275
Income from continuing operations	45,698	28,146	21,016	48,558
Discontinued operations	(132)	(33)	(6)	5
Net income	45,566	28,113	21,010	48,563
Net income attributable to Station Casinos LLC	44,107	25,790	19,062	48,699
All periods presented include the consolidation of Fertitta Entertainment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. This assessment was performed using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on such assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.
Management has excluded the operations of Palms Casino Resort from its assessment of internal control over financial reporting as of December 31, 2016, because it was acquired by the Company in a business combination completed during the fourth quarter of 2016. The operations of Palms Casino Resort represent approximately 10.7% of the Company’s consolidated total assets at December 31, 2016 and 2.6% of the Company’s consolidated revenues for the year ended December 31, 2016.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Item 308 of Regulation S-K under the Securities Act that permits the Company to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2016, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item will be included in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required under this item will be included in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The information required under this item will be included in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item will be included in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this item will be included in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Station Casinos LLC Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:

		Report of Independent Registered Public Accounting Firm — Ernst & Young LLP
		Financial Statements:
		Consolidated Balance Sheets as of December 31, 2016 and 2015
		Consolidated Statements of Income — Years ended December 31, 2016, 2015 and 2014
		Consolidated Statements of Comprehensive Income (Loss) — Years ended December 31, 2016, 2015 and 2014
		Consolidated Statements of Members’ Equity — Years ended December 31, 2016, 2015 and 2014
		Consolidated Statements of Cash Flows — Years ended December 31, 2016, 2015 and 2014
		Notes to Consolidated Financial Statements
	2.
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

	3.	Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Organization of the Company. (Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 10 filed on November 12, 2010.)
3.2	Amendment to Articles of Organization of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10 filed on November 12, 2010.)
3.3	Second Amended and Restated Operating Agreement of the Company dated as of May 2, 2016. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 2, 2016.)
10.1
Form of Indemnification Agreement, between Red Rock Resorts, Inc., a Delaware corporation, the Company, and the directors and officers of Red Rock Resorts, Inc. (Incorporated herein by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed by Red Rock Resorts, Inc. on February 12, 2016 (File No. 333-207397).)

10.2
Equityholders Agreement dated as of June 16, 2011 by and among the Company, certain subsidiaries and affiliates of the Company and each other holder of equity interests listed therein. (Incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 23, 2011.)

10.3
Employment Agreement, dated as of May 2, 2016 among Red Rock Resorts, Inc., the Company and Frank J. Fertitta III. (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 2, 2016.)

10.4
Employment Agreement, dated as of May 2, 2016 among Red Rock Resorts, Inc., the Company and Stephen L. Cavallaro. (Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 2, 2016.)

10.5
Employment Agreement, dated as of May 2, 2016 among Red Rock Resorts, Inc., the Company and Marc J. Falcone. (Incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed May 2, 2016.)

10.6
Employment Agreement, dated as of May 2, 2016 among Red Rock Resorts, Inc., the Company and Richard J. Haskins. (Incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed May 2, 2016.)

10.7
Employment Agreement, dated as of May 2, 2016 among Red Rock Resorts, Inc., the Company and Daniel J. Roy. (Incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed May 2, 2016.)

10.8
Interest Purchase Agreement, dated as of May 10, 2016 by and among FP Holdings, L.P., FP VoteCo, L.L.C., F.P. ParentCo, L.P. and the Company. (Incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 10-Q filed August 15, 2016.)

10.9
Amendment to Interest Purchase Agreement, dated as of September 30, 2016, by and among FP Holdings, L.P., FP VoteCo, L.L.C., FP ParentCo, L.P., and the Company. (Incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed October 3, 2016.)

10.10
Membership Interest Purchase Agreement, dated as of October 13, 2015, by and among the Company, Fertitta Business Management LLC, LNA Investments, LLC, KVF Investments, LLC, FE Employeeco LLC, Fertitta Entertainment LLC and Frank J. Fertitta III (as seller representative.) (Incorporated herein by reference to Exhibit 10.10 to Amendment No. 3 to the Registration Statement on Form S-1 filed by Red Rock Resorts, Inc. on February 12, 2016 (File No. 333-207397).)

10.11
Credit Agreement dated as of June 8, 2016, by and among the Company, subsidiary guarantors party thereto the lenders from time to time party thereto, the L/C Lenders party thereto, Deutsche Bank AG Cayman Islands Branch, as swingline lender, Deutsche Bank AG Cayman Islands Branch, as administrative agent and Deutsche Bank AG Cayman Islands Branch, as collateral agent. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 8, 2016.)

10.12
First Loan Modification Agreement and Omnibus Amendment, dated as of July 18, 2016 by and among CV Propco, LLC, as borrower, NP Tropicana, LLC, leasehold holder, NP Landco Holdco LLC, as holdco, Deutsche Bank AG Cayman Islands Branch, JPMorgan Chase Bank, N.A., and each other lender from time to time party thereto, as lenders, Deutsche Bank AG Cayman Islands Branch, as administrative agent for the lenders and JPMorgan Chase Bank, N.A., as syndication agent. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 20, 2016.)

10.13
Amended and Restated Credit Agreement dated as of June 16, 2011 by and among CV PropCo, LLC, as borrower, NP Tropicana LLC, as leasehold holder, NP Landco Holdco LLC, as holdco, Deutsche Bank AG Cayman Islands Branch, JPMorgan Chase Bank, N.A., and each other lender from time to time party thereto, as lenders, Deutsche Bank AG Cayman Islands Branch, as administrative agent for the secured parties, JPMorgan Chase Bank, N.A., as syndication agent, and Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint book running manager. (Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed June 23, 2011.)

10.14
Indenture, dated as of March 1, 2013, by and among the Company, certain of its wholly owned subsidiaries (as guarantors) and Wells Fargo Bank, National Association, as trustee. (Incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed March 1, 2013.)

10.15
Supplemental Indenture dated as of May 2, 2016 among the Company, certain of its wholly-owned subsidiaries (as guarantors) and Wells Fargo Bank, National Association, as trustee. (Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 2, 2016.)

10.16
Ground Lease and Sublease, dated as of June 1, 1993, by and between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed June 23, 2011.)

10.17
Option to Lease or Purchase, dated as of June 1, 1993, by and between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed June 23, 2011.)

10.18
Option to Acquire Interest Under Purchase Contract, dated as of June 1, 1993, by and between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed June 23, 2011.)

10.19
First Amendment to Ground Lease and Sublease, dated as of June 30, 1995, by and between KB Enterprises and Boulder Station, Inc. (Incorporated herein by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed June 23, 2011.)

10.20
Lease Amendment No. 1, dated as of December 23, 1996, by and between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed June 23, 2011.)

10.21
Second Amendment to Ground Lease and Sublease, dated as of January 7, 1997, by and between KB Enterprises and Boulder Station, Inc. (Incorporated herein by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K filed June 23, 2011.)

10.22
Rent Agreement to the First Amendment to Ground Lease and Sublease, dated as of March 28, 2003, by and between KB Enterprises and Boulder Station, Inc. (Incorporated herein by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K filed June 23, 2011.)

10.23
Ground Lease, dated as of June 1, 1995, by and between Station Casinos, Inc. and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K filed June 23, 2011.)

10.24
First Amendment to Ground Lease, dated as of June 30, 1995, by and between Station Casinos, Inc. and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K filed June 23, 2011.)

10.25
Lease Amendment No. 1, dated as of December 23, 1996, by and between Station Casinos, Inc. and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K filed June 23, 2011.)

10.26
Second Amendment to Ground Lease, dated as of January 7, 1997, by and between Texas Gambling Hall & Hotel, Inc. and Texas Station, Inc. (Incorporated herein by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K filed June 23, 2011.)

10.27
Third Amendment to Ground Lease, dated as of June 13, 2011, by and between Texas Gambling Hall & Hotel, Inc. and NP Texas LLC. (Incorporated herein by reference to Exhibit 10.19 to the Company's Current Report on Form 8-K filed June 23, 2011.)

10.28
Rent Agreement to the First Amendment to Ground Lease, dated as of May 12, 2000, by and between Texas Gambling Hall & Hotel Real Estate Trust and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K filed June 23, 2011.)

10.29
Assignment, Assumption and Consent Agreement (Ground Lease), dated as of July 6, 1995, by and between Station Casinos, Inc. and Texas Station, Inc. (Incorporated herein by reference to Exhibit 10.21 to the Company's Current Report on Form 8-K filed June 23, 2011.)

10.30
Seventh Amended and Restated Management Agreement, dated as of January 3, 2013, among the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, the Gun Lake Tribal Gaming Authority and MPM Enterprises, L.L.C. (Incorporated herein by reference to Red Rock Resorts, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 dated November 23, 2015.)

10.31
Amended and Restated Gaming Management Agreement, dated as of July 27, 2012, among Federated Indians of Graton Rancheria, a federally recognized Indian tribe, Graton Economic Development Authority and SC Sonoma Management, LLC, a California limited liability company. (Incorporated herein by reference to Red Rock Resorts, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 dated November 23, 2015.)

10.32
Amended and Restated Non‑Gaming Management Agreement, dated as of August 6, 2012, among Federated Indians of Graton Rancheria, a federally recognized Indian tribe, Graton Economic Development Authority and SC Sonoma Management, LLC, a California limited liability company. (Incorporated herein by reference to Red Rock Resorts, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 dated November 23, 2015.)

12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Red Rock Resorts, Inc. Code of Business Conduct and Ethics.
21.1	Subsidiaries of the Registrant.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Members’ Equity for the years ended December 31, 2016, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (vi) the Notes to Consolidated Financial Statements.

(b)	None

(c)	None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATION CASINOS LLC
Dated:	By:	/s/ FRANK J. FERTITTA III
March 8, 2017		Frank J. Fertitta III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 8, 2017
Frank J. Fertitta III
/s/ LORENZO J. FERTITTA	Vice Chairman of the Board	March 8, 2017
Lorenzo J. Fertitta
/s/ MARC J. FALCONE	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 8, 2017
Marc J. Falcone
/s/ ROBERT A. CASHELL, JR.	Director	March 8, 2017
Robert A. Cashell, Jr.
/s/ JAMES E. NAVE, D.V.M.	Director	March 8, 2017
James E. Nave, D.V.M.
/s/ ROBERT E. LEWIS	Director	March 8, 2017
Robert E. Lewis