Form 10-K/A
period 2016-12-31
Station Casinos LLC
filed 2017-05-01
CIK 1503579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                     to                      .

Commission file number 000-54193

STATION CASINOS LLC

(Exact name of registrant as specified in its charter)

Nevada	27-3312261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting units held by non-affiliates (all persons other than executive officers or directors) of the registrant as of June 30, 2016 was $0.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of April 28, 2017, 100 shares of the registrant’s voting units were outstanding and 100 shares of the registrant’s non-voting units were outstanding.

EXPLANATORY NOTE

Station Casinos LLC (“Station LLC”), is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Report”) to revise Part III of the Report to include the information previously omitted from the Report. Station LLC is managed by its managing member, Red Rock Resorts, Inc. (“Red Rock”). Station LLC and Red Rock are referred to collectively and interchangeably herein as “we”, “our” or the “Company.” This Amendment No. 1 to the Report continues to speak as of the date of filing of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report.

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

Station LLC is member managed by Red Rock, the holder of all of the outstanding voting membership interests of Station LLC. As a result, Station LLC does not have a board of directors and all management decisions are made by Red Rock in its capacity as managing member of Station LLC. Set forth below are the names, ages, positions and biographical information for the members of the board of directors of Red Rock (the “Red Rock Board”) and the individuals who serve as executive officers of Red Rock and Station LLC:

Name	Age	Position
Frank J. Fertitta III (*)	55	Chairman of the Board of Directors and Chief Executive Officer (“CEO”)
Richard J. Haskins	53	President
Marc J. Falcone	44	Executive Vice President, Chief Financial Officer and Treasurer
Daniel J. Roy	57	Executive Vice President and Chief Operating Officer
Stephen L. Cootey	48	Executive Vice President and Chief Administrative Officer
Stephen L. Cavallaro (**)	59	Executive Vice Chairman
Lorenzo J. Fertitta (*)	48	Vice Chairman of the Board of Directors
Robert A. Cashell, Jr.	51	Director
Robert E. Lewis	71	Director
James E. Nave, D.V.M.	72	Director

(*)	Frank J. Fertitta III and Lorenzo J. Fertitta are brothers.
(**)	Mr. Cavallaro retired on December 31, 2016.

Set forth below is a description of the backgrounds, including business experience, for each of our directors and executive officers.

Board of Directors

Frank J. Fertitta III. Mr. Fertitta has served as CEO of Red Rock and the Chairman of the Red Rock Board since October 2015. Mr. Fertitta has also served as CEO of Station LLC since June 2011 and served as a member of the board of directors of Station Holdco LLC (“Station Holdco”), the holder of all of the economic membership interests of Station LLC from June 2011 until Station Holdco became member managed in connection with the initial public offering of Red Rock in May 2016 (the “IPO”). Mr. Fertitta also served as President of Station LLC from January 2011 to October 2012. Mr. Fertitta served as Chairman of the board of directors of Station Casinos Inc., the Company’s predecessor (“STN”) from February 1993, CEO of STN from July 1992 and President of STN from July 2008, in each case through June 2011; Mr. Fertitta also served as President of STN from 1989 until July 2000. He has held senior management positions since 1985, when he was named General Manager of Palace Station. He was elected a director of STN in 1986, at which time he was also appointed Executive Vice President and Chief Operating Officer. Mr. Fertitta was also the co-owner of Fertitta Entertainment LLC (“Fertitta Entertainment”), until the time it was acquired by Station LLC in May 2016, serving as the CEO since April 2011, and the co-owner of Zuffa, LLC until it was sold in August 2016. We believe that Mr. Fertitta’s experience and business expertise in the gaming industry, as well as his position as one of our principal equityholders, give him the qualifications and skills to serve on the Red Rock Board.

Lorenzo J. Fertitta. Mr. Fertitta has served as a member of the Red Rock Board since its formation in September 2015 and as Vice Chairman of the Red Rock Board since January 2017. He has served as a member of Station Holdco’s board of directors from June 2011 until Station Holdco became member managed in connection with the IPO. Mr. Fertitta served as Vice Chairman of the board of directors of STN from December 2003 and as a director from 1991, in each case through June 2011. Mr. Fertitta also served as President of STN from July 2000 until June 2008. Mr. Fertitta was also the co-owner of Fertitta Entertainment until the time it was acquired by Station LLC in May 2016 and the co-owner of Zuffa, LLC until it was sold in August 2016 and served as the chairman and CEO of Zuffa, LLC from June 2008 until August 2016. From 1991 to 1993, he served as Vice President of STN. Mr. Fertitta served as President and CEO of Fertitta Enterprises, Inc. from June 1993 to July 2000, where he was responsible for managing an investment portfolio consisting of marketable securities and real property. Mr. Fertitta served as a member of the board of directors of the Nevada Resort Association from 2001 to 2008. Mr. Fertitta served as a director of the American Gaming Association from December 2005 to May 2008 and as a commissioner on the Nevada State Athletic Commission from November 1996 until July 2000. We believe that Mr. Fertitta’s experience and business expertise in the gaming industry, as well as his position as one of our principal equityholders, give him the qualifications and skills to serve on the Red Rock Board.

Robert A. Cashell, Jr. Mr. Cashell has served as a member of the Red Rock Board since its formation in September 2015 and as a member of Station Holdco’s board of directors from June 2011 until Station Holdco became member managed in connection with the IPO. He has been involved in the gaming industry for over 25 years, beginning in management training in 1979 at Boomtown Hotel and Casino in Northern Nevada. From 1991 to 1998, Mr. Cashell served as General Manager of the Horseshoe Club in Reno, Nevada. Since 1995, Mr. Cashell has also served as President of Northpointe Sierra, Inc. which owns and operates 5 casinos within TA and Petro Travel Centers in northern and southern Nevada under the brand name Alamo Casino. Since 2001, Mr. Cashell has owned and served as President of Topaz Lodge and Casino in Gardnerville, Nevada. Between 2003 and 2007, Mr. Cashell managed other gaming properties in Nevada on behalf of owners and investment groups. In 2013, Mr. Cashell acquired the Winners Inn and Pete’s Gambling Hall in Winnemucca, Nevada and serves as the company’s President. Since 2000, Mr. Cashell has served as the Chairman of Heritage Bancorp and Heritage Bank of Nevada. We believe that Mr. Cashell’s experience and business experience in the gaming industry give him the qualifications and skills to serve on the Red Rock Board.

Robert E. Lewis. Mr. Lewis has served as a member of the Red Rock Board since its formation in September 2015 and as a member of Station Holdco’s board of directors from June 2011 until Station Holdco became member managed in connection with the IPO. Mr. Lewis served as a director of STN from May 2004 until November 2007. While a Director of STN, he served on the Audit and Governance and Compensation Committees. Mr. Lewis has served as president of the Nevada Division of Lewis Operating Corp., a builder and owner of rental communities, shopping centers, office buildings and industrial parks of distinction, since December 1999. Mr. Lewis became the president of the Nevada Region of Kaufman and Broad Home Corporation upon the merger of Lewis Homes Management Corp. and Kaufman and Broad Home Corporation in January 1999. He served in that capacity until December 1999. Prior to the merger, Mr. Lewis ran the Nevada operations of the Lewis Homes group of companies and its affiliates for 25 years. He has served as a director for the National Association of Home Builders and as a director and President of the Southern Nevada Home Builders Association from 1987 to 1988. Mr. Lewis served on the Executive Committee of the Nevada Development Authority, served as its Legislative Committee Co-Chairman for a number of years, and was its Secretary from 1995 to 1997. He served as the Chairman of the Las Vegas District Council of the Urban Land Institute from 2002 to 2005 and served on the Clark County Community Growth Task Force from 2004 to 2005. We believe that Mr. Lewis’s experience and business expertise give him the qualifications and skills to serve on the Red Rock Board.

James E. Nave, D.V.M. Dr. Nave has served as a member of the Red Rock Board since its formation in September 2015 and as a member of Station Holdco’s board of directors from June 2011 until Station Holdco became member managed in connection with the IPO. Dr, Nave served as a director of STN from March 2001 until June 2011. During that period, he was the Chairman of the Audit Committee and served on the Governance and Compensation Committee. Dr. Nave has been an owner of the Tropicana Animal Hospital since 1974 and has been the owner and manager of multiple veterinary hospitals since 1976. Dr. Nave served on the board of directors of Bank of Nevada (formerly Bank West of Nevada) from 1994 to January 2014. Dr. Nave has served on the board of directors of Western Alliance Bancorporation since 2003, where he also serves as a member of the Audit and Compensation Committees. Dr. Nave also served as the Director of International Affairs for the American Veterinary Medical Association (the “AVMA”) from July 2001 to July 2013. Previously Dr. Nave served as the Globalization Liaison Agent for Education and Licensing of the AVMA, and he was also the Chairperson of the AVMA’s National Commission for Veterinary Economics Issues from 2001 through July 2007. In addition, Dr. Nave is a member and past President of the Nevada Veterinary Medical Association, the Western Veterinary Conference and the American Veterinary Medical Association. He is also a member of the Clark County Veterinary Medical Association, the National Academy of Practitioners, and the American Animal Hospital Association and previously served on the Executive Board of the World Veterinary Association. Dr. Nave was the chairman of the University of Missouri College of Veterinary Medicine Development Committee from 1984 to 1992. He was also a member of the Nevada State Athletic Commission from 1988 to 1999 and served as its chairman from 1989 to 1992 and from 1994 to 1996. We believe that Dr. Nave’s financial and business expertise, including his diversified background of managing and directing a variety of public and private organizations, give him the qualifications and skills to serve on the Red Rock Board.

Executive Officers

Richard J. Haskins. Mr. Haskins has served as President of Red Rock and Station LLC since October 2015. Mr. Haskins served as Executive Vice President, General Counsel and Secretary of Station LLC from January 2011 to October 2015. He also served as Executive Vice President, General Counsel and Secretary of Fertitta Entertainment from April 2011 to May 2016. Mr. Haskins served as Executive Vice President and Secretary of STN from July 2004 and served as General Counsel of STN from April 2002, in each case through June 2011. He previously served as Assistant Secretary of STN from September 2003 to July 2004, as Vice President and Associate General Counsel of STN from November 1998 to March 2002 and as General Counsel of Midwest Operations of STN from November 1995 to October 1998. Mr. Haskins is a member of the American Bar Association, the Missouri Bar Association and Nevada Bar Association.

Marc J. Falcone. Mr. Falcone has served as Executive Vice President, Chief Financial Officer and Treasurer of Red Rock since October 2015 and Executive Vice President and Chief Financial Officer of Station LLC since June 2011. Mr. Falcone also has served as Treasurer of Station LLC since January 2013. Mr. Falcone served as Chief Financial Officer of Fertitta Entertainment from November 2010 through May 2016. From June 2008 to October 2010, Mr. Falcone worked at Goldman Sachs where he focused on restructuring transactions in the hospitality and gaming sectors under that firm’s Whitehall division. From May 2006 to June 2008, Mr. Falcone was a senior analyst at Magnetar Capital, LLC (an alternative asset management firm), covering the gaming, lodging, leisure, REIT and airline industries. From May 2002 to June 2006, Mr. Falcone was a Managing Director for Deutsche Bank Securities Inc. covering gaming, lodging and leisure companies and was recognized as one of the industry’s top analysts. Prior to joining Deutsche Bank Securities Inc., Mr. Falcone worked for Bear Stearns & Co., also covering the gaming, lodging, and leisure industries.

Daniel J. Roy. Mr. Roy has served as Executive Vice President and Chief Operating Officer of Red Rock since November 2015 and as Executive Vice President of Operations for Station LLC from June 2013 to October 2015. From February 2013 to June 2013, Mr. Roy served as Senior Vice President of Gaming Operations for Station LLC. From 2009 to 2012, Mr. Roy served as Executive Vice President of Operations for Warner Gaming. From 2001 to 2009, Mr. Roy served as Senior Vice President of Operations for STN. From 1997 to 2001, Mr. Roy served as Senior Vice President of Iowa Operations for Harvey’s Casinos Resorts.

Stephen L. Cootey. Mr. Cootey has served as Executive Vice President and Chief Administrative Officer of Red Rock since March 2017. Mr. Cootey served as the Chief Financial Officer of Wynn Resorts Ltd. from May 2014 to March 2017, its Treasurer from February 2014 to March 2017 and its Senior Vice President from January 2014 to May 2014. He served as Senior Vice President of Corporate Finance at Las Vegas Sands Corporation from March 2012 to December 2013 and its Vice President of Corporate Finance from October 2009 to March 2012. From June 2004 to October 2009, he was a Partner and Senior Research Analyst of Prides Capital, LLC. He served as Vice President of Credit Suisse First Boston 2001 to 2004.

Stephen L. Cavallaro. Mr. Cavallaro served as Executive Vice Chairman of Red Rock from October 2015, President of Station LLC and Fertitta Entertainment from October 2012, and as Chief Operating Officer of Station LLC and Fertitta Entertainment from June 2013, in each case through December 2016. Mr. Cavallaro served as the Chairman, President and CEO of Cavallaro Consulting Group from 2005 to 2012. From 2001 to 2004, Mr. Cavallaro was Executive Vice President and Chief Operating Officer of Station Casinos, Inc. From 2000 to 2001, he served as Chairman, President and CEO of Cavallaro Consulting Group. Mr. Cavallaro served as President and CEO of Travelscape.com from 1999 to 2000. Mr. Cavallaro served as Executive Vice President and Chief Operating Officer of Harveys Casino Resorts from 1996 to 1999. From 1994 to 1995, he served as Senior Vice President and General Manager of Hard Rock Hotel & Casino.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Station LLC’s executive officers and managers who own more than 10% of Station LLC’s voting interests to file reports of ownerships on Forms 3, 4 and 5 with the SEC. Executive officers, directors and 10% stockholders are required by the SEC to furnish Station LLC with copies of all Forms 3, 4 and 5 they file. Based solely on Station LLC’s review of the copies of such forms it has received, Station LLC believes that all of its executive officers, managers and greater than 10% beneficial owners complied with all of the filing requirements applicable to them with respect to transactions during 2016.

Code of Ethics

We have a Code of Business Conduct and Ethics, which is applicable to all of our directors, officers and employees (the “Code of Ethics”). The Code of Ethics is available on the Corporate Governance page of our web site located at http://www.redrockresorts.com. To the extent required pursuant to applicable SEC regulations, we intend to post amendments to or waivers from our Code of Ethics (to the extent applicable to our CEO, principal financial officer or principal accounting officer) at this location on our website or report the same on a Current Report on Form 8-K. Our Code of Ethics is available free of charge upon request to our Corporate Secretary, Red Rock Resorts, Inc., 1505 S. Pavilion Center Dr., Las Vegas, Nevada 89135.

Corporate Governance

Board Committees. Station LLC is managed by Red Rock, the holder of all of the outstanding voting membership interests of Station LLC. As a result, Station LLC does not have a board of directors and all management decisions are made by Red Rock in its capacity as managing member of Station LLC. The Red Rock Board has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Our Guidelines provide that all of the committee members shall consist solely of independent directors, as defined and to the extent required by the applicable rules of the SEC and under the listing standards of NASDAQ.

The Audit Committee, Compensation Committee and Nominating and Governance Committee of the Red Rock Board function as the Audit Committee, Compensation Committee and, to the extent applicable, Nominating and Governance Committee of Station LLC.

The Red Rock Board has adopted a written charter for each of these committees. The charters for each of these committees are available on the Corporate Governance page of our web site located at http://www.redrockresorts.com.

The Red Rock Board consists of five members: Frank J. Fertitta III, Lorenzo J. Fertitta, Robert A. Cashell, Jr., Robert E. Lewis and James E. Nave, D.V.M.

The chart below reflects the current composition of the standing committees:

Name of Director	Audit	Nominating and Corporate Governance	Compensation
Robert A. Cashell, Jr.	X	X	X
Robert E. Lewis	X	X	X
James E. Nave, D.V.M.	X	X	X

Audit Committee

The Red Rock Board has a standing audit committee that also functions as the audit committee of Station LLC (the “Audit Committee”). The Audit Committee consists of James E. Nave, D.V.M. (Chairman), Robert A. Cashell, Jr. and Robert E. Lewis.

The Red Rock Board has determined that Dr. Nave qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and that each of Dr. Nave and Messrs. Cashell and Lewis are “independent” for purposes of Rule 10A-3 of the Securities Exchange Act of 1934 and under applicable listing standards. The Red Rock Board has determined that the composition of its Audit Committee satisfies the independence requirements of the SEC and the applicable listing standards.

The purpose of the Audit Committee is to oversee the Company’s corporate accounting and financial reporting processes. The primary responsibilities and functions of the Audit Committee are, among other things:

•	approve in advance all auditing services, including comfort letters in connection with securities offerings and various non-audit services permitted by applicable law to be provided to the Company by its independent auditors;

•	evaluate our independent auditor’s qualifications, independence and performance;

•	determine and approve the engagement and compensation of our independent auditor;

•	meet with our independent auditor to review and approve the plan and scope for each audit and review and recommend action with respect to the results of such audit;

•	annually evaluate our independent auditor’s internal quality-control procedures and all relationships between the independent auditor and the Company which may impact their objectivity and independence;

•	monitor the rotation of partners and managers of the independent auditor, as required;

•	review our consolidated financial statements;

•	review our critical accounting policies and estimates, including any significant changes in the Company’s selection or application of accounting principles;

•	review analyses prepared by management and/or the independent auditor setting forth significant financial reporting issues and judgments made in connection with the preparation of the financial statements;

•	resolve any disagreements between management and the independent auditor regarding financial reporting;

•	review and discuss with the Company’s independent auditor and management the Company’s audited financial statements, including related disclosures;

•	discuss with our management and our independent auditor the results of our annual audit and the review of our audited financial statements;

•	establish procedures for the receipt, retention and treatment of complaints regarding internal accounting controls or auditing matters and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and

•	retain, in its sole discretion, its own separate advisors.

Audit Committee Report

The following Report of the Audit Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.

In the performance of its oversight function, the Audit Committee has reviewed and discussed the audited financial statements with management and the independent registered public accounting firm. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61 (AICPA, Professional Standards, Vol. 1 AU Section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. In addition, the Audit Committee has received from the independent registered public accounting firm the written disclosures and letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, and discussed with it the firm’s independence from the Company and its management. The Audit Committee has considered whether the independent registered public accounting firm’s provision of non-audit services to us is compatible with its independence.

The Audit Committee discussed with our internal auditors and the independent registered public accounting firm the overall scope and plans for their respective audits. The Audit Committee meets with the internal auditors and the independent registered public accounting firm, with and without management present, to discuss the results of the audits of the financial statements, the effectiveness of our internal control over financial reporting, our progress in assessing the effectiveness of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, and the overall quality of our financial reporting, and reports to the Board on its findings.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Red Rock Board, and the Red Rock Board has approved, the inclusion of the audited financial statements in our Annual Report on Form 10-K, for the year ended December 31, 2016, filed with the Securities and Exchange Commission.

James E. Nave, D.V.M., Chairman

Robert A. Cashell, Jr.

Robert E. Lewis

Compensation Committee

The Red Rock Board has established a Compensation Committee whose members are Robert E. Lewis (Chairman), Robert A. Cashell, Jr. and James E. Nave, D.V.M. The Red Rock Board has determined that each of these directors is independent under applicable listing standards and qualifies as a non-employee director for purposes of Rule 16b-3 under the Exchange Act.

Pursuant to its charter, the primary responsibilities and functions of the Compensation Committee are, among other things, as follows:

•	evaluate the performance of executive officers in light of certain corporate goals and objectives and determine and approve their compensation packages;

•	recommend to the Red Rock Board new compensation programs or arrangements if deemed appropriate;

•	recommend to the Red Rock Board compensation programs for directors based on the practices of similarly situated companies;

•	counsel management with respect to personnel compensation policies and programs;

•	review and approve all equity compensation plans of the Company;

•	oversee the Company’s assessment of any risks arising from its compensation programs and policies likely to have a material adverse effect on the Company;

•	prepare an annual report on executive compensation for inclusion in our proxy statement; and

•	retain, in its sole discretion, its own separate advisors.

See “Compensation Discussion and Analysis” for a further discussion of the role of the Compensation Committee.

Nominating and Corporate Governance Committee

The Red Rock Board has established a nominating and corporate governance committee (the “Nominating Committee”). The Nominating Committee is comprised of three members, Robert A. Cashell, Jr. (Chairman), Robert E. Lewis and James E. Nave, D.V.M. The Red Rock Board has determined that each of these directors is independent under applicable listing standards and qualifies as a non-employee director for purposes of Rule 16b-2 under the Exchange Act.

The Nominating Committee will recommend nominees to serve on the Red Rock Board and consider nominees recommended by stockholders if submitted to the committee in accordance with the procedures specified in Red Rock’s bylaws. The Nominating Committee is responsible for assessing the appropriate mix of skills and characteristics required of members of the Red Rock Board in the context of the perceived needs of the Red Rock Board at a given point in time and shall periodically review and recommend for approval by the Red Rock Board any updates to the criteria as deemed necessary.

In addition, pursuant to its charter, the primary responsibilities and functions of the Nominating Committee shall be to provide assistance to the Red Rock Board with regard to the following:

•	establish standards for service on the Red Rock Board and nominating guidelines and principles;

•	identify, screen and review qualified individuals to be nominated for election to the Red Rock Board and to fill vacancies or newly created board positions;

•	assist the Red Rock Board in making determinations regarding director independence as well as the financial literacy and expertise of Audit Committee members and nominees;

•	establish criteria for committee membership and recommend directors to serve on each committee;

•	consider and make recommendations to the Red Rock Board regarding its size and composition, committee composition and structure and procedures affecting directors;

•	conduct an annual evaluation and review of the performance of existing directors;

•	review and monitor compliance with, and the effectiveness of, the Guidelines and the Company’s Code of Business Conduct and Ethics;

•	monitor our corporate governance principles and practices and make recommendations to the Red Rock Board regarding governance matters, including the certificate of incorporation, Red Rock’s bylaws and charters of our committees; and

•	retain, in its sole discretion, its own separate advisors.

Compensation Committee Interlocks and Insider Participation. None of the members of the Compensation Committee has ever been an officer or employee of the Company or any of its subsidiaries. None of the Company’s named executive officers has ever served as a director or member of the Compensation Committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served in either of those capacities for the Company.

Board Leadership Structure. Our current leadership structure permits the roles of Chairman of the Board and CEO to be filled by the same or different individuals. Frank J. Fertitta III is Chairman of the Red Rock Board and CEO of Red Rock. The Red Rock Board has determined this structure to be in the best interests of the Company and its stockholders at this time due to Mr. Fertitta’s extensive knowledge of the Company and the gaming industry, as well as fostering greater communication between our management and the Red Rock Board.

Furthermore, Dr. James E. Nave, D.V.M. has been designated as our lead independent director. As the Red Rock Board’s lead independent director, Dr. Nave holds a critical role in assuring effective corporate governance and in managing the affairs of the Red Rock Board. Among other responsibilities, Dr. Nave will:

•	preside over executive sessions of the Red Rock Board and over board meetings when the Chairman of the Board is not in attendance;

•	consult with the Chairman of the Board and other board members on corporate governance practices and policies, and assume the primary leadership role in addressing issues of this nature if, under the circumstances, it is inappropriate for the Chairman of the Board to assume such leadership;

•	meet informally with other outside directors between board meetings to assure free and open communication within the group of outside directors;

•	assist the Chairman of the Board in preparing the board agenda so that the agenda includes items requested by non-management members of the Red Rock Board;

•	administer the annual board evaluation and reporting the results to the Nominating Committee; and

•	assume other responsibilities that the non-management directors might designate from time to time.

The Red Rock Board will periodically review the leadership structure and may make changes in the future.

Board Risk Oversight. The Red Rock Board is actively involved in oversight of risks that could affect the Company. The Red Rock Board expects to continue to satisfy this responsibility through full reports by each committee chair (principally, the Audit Committee chair) regarding such committee’s considerations and actions, as well as through regular reports directly from the officers responsible for oversight of particular risks within the Company.

The Audit Committee is primarily responsible for overseeing the risk management function at the Company on behalf of the Red Rock Board. In carrying out its responsibilities, the Audit Committee will continue to work closely with management. The Audit Committee meets at least quarterly with members of management and, among other things, receives an update on management’s assessment of risk exposures (including risks related to liquidity, credit and operations, among others). The Audit Committee chair provides periodic reports on risk management to the full Red Rock Board.

In addition to the Audit Committee, the other committees of the Red Rock Board consider risks within their areas of responsibility. For example, the Compensation Committee considers risks that may be implicated by the Company’s executive compensation programs. The Company does not believe that risks relating to its compensation policies and practices are reasonably likely to have a material adverse effect on the Company.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

Our core strategy for delivering value to stockholders is centered on attracting customers to our gaming and non-gaming offerings, which include restaurants, hotels and other entertainment amenities. Key components of our strategy include:

•	Providing a high quality, value-oriented gaming and entertainment experience.

•	Generating revenue growth through targeted marketing and promotional programs.

•	Maximizing business profitability through operational excellence and cost management.

•	Utilizing a flexible capital structure to drive growth and equity holder returns.

•	Maintaining positive employee relations that instill a sense of loyalty among our employees.

•	Providing management and development services to Native American gaming projects.

The executive compensation program described in this section was designed to focus our management team on implementing and achieving that strategy.

Key Strategic Accomplishments. 2016 was a transformational year for Red Rock and Station LLC. Certain of our key accomplishments are highlighted below:

•	Successfully completed an initial public offering of 29.5 million shares of Red Rock’s Class A common stock (“Class A common stock”), generating net proceeds of $541 million.

•	Completed a $2.4 billion refinancing of Station LLC’s credit facility, which provided increased borrowing capacity, additional financial flexibility and reduced borrowing costs.

•	Station LLC acquired the Palms Casino Resort, a property that provides key strategic benefits in the Las Vegas market and close proximity to the Las Vegas Strip, for $316 million.

Financial Results. The Company achieved solid financial results for Red Rock stockholders in 2016, including the following:

•	Increased operating results. Our 2016 reported results for Net Revenue, Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), and Net Income exceeded our 2015 reported results, as indicated below*. Adjusted EBITDA results were at their highest since 2007.

*	Net Revenue, Adjusted EBITDA and Net Income are reported in Red Rock’s Form 10-K Annual Report for the year ended December 31, 2016. “Adjusted EBITDA” refers to non-GAAP operating earnings as reported in Red Rock’s Form 8-K Current Report filed as of March 7, 2017. The Report includes additional information regarding how Adjusted EBITDA is calculated and reconciled to GAAP net income.

•	Strong total stockholder return. For the approximately eight months in 2016 since the IPO, our total stockholder return (“TSR”) was 25.1%, above that of the S&P 400 and our Peer Group of gaming companies (as described in more detail below).

Pay for Performance. Our executive compensation program is heavily weighted towards performance-based compensation that provides a direct link between corporate performance and pay outcomes for our executives. In addition, we set performance objectives in our annual bonus plan. These factors are explained below.

•	Compensation Mix. There are four elements of total compensation for our senior executives: base salary, annual incentives, long-term incentives and other compensation (benefits and perquisites). In connection with our IPO, our CEO agreed not to receive any equity awards in 2016 or 2017. Hence, his compensation mix for 2016 and 2017 is approximately 43% performance-based through our annual incentive plan. If he were to receive long-term equity incentive awards, his percentage of performance-based compensation would be greater than that of our other named executive officers. As a group, 74% of the compensation opportunity for our other named executive officers is performance-based through our annual cash incentives and long-term equity awards, as indicated in the graph below.

•	Performance goals. Our philosophy is to set challenging performance standards which must be met as a condition of earning an annual bonus.

Executive Compensation Practice Highlights

We employ a number of plan design features and practices that strengthen the alignment of our executive compensation program with stockholder value.

What We Do		What We Don’t Do
✓	Independent Compensation Committee	☒	Reprice and repurchase options without stockholder approval
✓	Independent compensation consultant	☒	Pension/supplemental retirement plan payouts for named executive officers
✓	Stockholder “say on pay” votes	☒	Liberal change in control definition in individual contracts or equity plans which could result in payments to named executive officers without an actual change in control occurring
✓	Executive session without management at Compensation Committee meetings	☒	Change in control severance payments without involuntary job loss or adverse employment changes
✓	Robust stock ownership guidelines	☒	Excessive severance/change in control payments and benefits
✓	Compensation clawback policy that applies to our cash and equity incentives
✓	Award 50% of long-term incentive value in stock options that align with stockholder value
✓	Annual compensation review

Say on Pay

As a newly public company in 2016, Red Rock will hold its first non-binding stockholder advisory vote on the compensation of our named executive officers at its annual meeting in July 2017. Thus, we have not previously considered the vote of Red Rock’s stockholders in determining the compensation of our named executive officers. The Compensation Committee and the Red Rock Board will consider the outcome of future stockholder advisory votes, including the vote that will take place at Red Rock’s annual meeting in July 2017, when we make compensation decisions for our named executive officers in the future.

Executive Compensation Philosophy

The Compensation Committee believes that attracting, motivating and retaining a team of high-performing executives with strong industry expertise is critical to advancing the interests of stockholders and maximizing stockholder value. To promote these objectives, the Compensation Committee is guided by the following principles in developing our executive compensation program and in making pay decisions:

•	Key Talent. The pay program should enable the Company to attract individuals with the background, experience, and talent required to lead the development and successful implementation of the Company’s business strategy.

•	Pay for Performance. A high proportion of total compensation should be at risk for achievement of challenging annual operating goals, without incentivizing excessive risk-taking, and for long-term value creation for stockholders.

•	Long-term Orientation. Long-term incentives should require longer-than-typical service in order to vest, and the mix of incentives should place emphasis on long-term sustainable growth and profitability.

•	Total Compensation Context. Decisions on pay levels and increases for executives should be made in the context of total compensation relative to pay practices of competitors for key talent and in consideration of sustained individual performance, scope of responsibilities, knowledge and experience, and internal parity among executives where appropriate.

The Compensation Committee regularly assesses the Company’s executive compensation program to ensure that it remains aligned with the Company’s business strategy and that it is effective in supporting the Company’s talent needs.

Program Overview

This Compensation Discussion and Analysis (“CD&A”) focuses on the following executives, who were our named executive officers (“NEOs”) in 2016:

Name	Title
Frank J. Fertitta III	Chairman of the Board and CEO
Richard J. Haskins	President
Marc J. Falcone	Executive Vice President, Chief Financial Officer and Treasurer
Daniel J. Roy	Executive Vice President and Chief Operating Officer
Stephen L. Cavallaro*	Executive Vice Chairman

*	Mr. Cavallaro retired from the Company on December 31, 2016.

Each component of our executive compensation program and the related rationale are highlighted below:

Purpose	Rationale
Base salary

•    Provides a competitive, fixed level of cash compensation to attract and retain talented and skilled senior executives.

•    Recognizes sustained performance, capabilities, job scope, knowledge and experience, and supports internal pay equity.

Annual cash incentives

•    Motivates and rewards achievement of challenging annual objectives that drive stockholder value.

•    Rewards achievement of financial and other operating goals that provide the foundation for future growth and profitability.

Stock options	• Aligns executives with stockholders on gains in equity value. • Encourages retention through time-based vesting over four years and a seven-year period to exercise the options.

Restricted stock	• Provides retention motivation through awards of Red Rock shares. • Encourages executive retention through time-based vesting of 50% after three years and 50% after four years.

Executive benefits and perquisites	• Facilitates executive health and focus on our business by providing supplemental executive medical and life insurance benefits and tax preparation services.

How We Make Compensation Decisions

Role of the Compensation Committee. The Compensation Committee oversees the development and administration of our executive compensation program, including the underlying philosophy and related policies. The Compensation Committee’s responsibilities and its process for determining the compensation of our executives include the following:

•	Annual Program Assessment. Assess the Company’s executive compensation program to ensure that it is aligned with the Company’s business strategy and is effective in supporting the Company’s talent needs. Solicit recommendations for changes from management and our compensation consultant as appropriate. Recommend to the full Red Rock Board the specific plan designs and features to be implemented or utilized.

•	Performance Goals. Annually review and approve corporate and strategic goals and objectives relevant to the compensation of the CEO and the other NEOs. Assess the performance of our NEOs against those goals.

•	Equity Awards. Review and approve all equity compensation awards granted by the Company. Review the impact of equity awards on dilution of stockholders relative to peer practices.

•	Compensation Decisions. Determine and approve compensation levels, including base salary, incentive opportunities, and other benefits, of the CEO. Recommend pay changes for our other NEOs, including base salary, target annual incentive and annual incentive amounts earned, to the full Red Rock Board for approval. In making such determination and developing such recommendations, consider all relevant information, including the Company’s overall performance, shareholder return, the performance of the Company’s business segments, the achievement of specific corporate goals and objectives, the achievement of any specific individual goals that have been assigned, individual performance on job duties, compensation previously provided, compensation of other executives of the Company, employment agreement terms, and competitor compensation levels. Review and approve individual grants of equity awards to our NEOs. In addition, the Compensation Committee considers, as appropriate, views expressed by Red Rock’s stockholders on executive compensation matters, including the results of stockholder advisory votes on executive compensation.

•	Risk. Annually review the risks and rewards associated with the Company’s compensation programs. Ensure that the Company’s executive compensation program includes plan design features that mitigate risk without diminishing the incentive nature of the compensation and encourages and rewards prudent business judgment and appropriate risk-taking over the short term and the long term.

Role of Executive Officers. The CEO makes recommendations to the Compensation Committee on plan design, financial and strategic performance goals, performance and compensation of other NEOs, and management transitions and succession. No executive officer is otherwise involved in the NEO compensation determinations, and all such determinations are made by the Compensation Committee or the Red Rock Board, as applicable.

Role of the Compensation Consultant. Pursuant to its charter, the Compensation Committee has the authority to retain independent consultants to provide advice to the Compensation Committee. In connection with the IPO, we retained Pay Governance LLC, a nationally-recognized independent compensation consulting firm, to evaluate our then-existing compensation programs and to provide guidance with respect to developing and implementing our compensation philosophy and programs as a public company.

In July 2016, the Compensation Committee retained Pay Governance LLC to assist the Compensation Committee in performing its duties going forward. Pay Governance LLC does not provide other services to the Company or the Company’s management.

In 2016, Pay Governance LLC advised the Compensation Committee with respect to compensation trends and best practices, competitive pay levels, equity grant practices and competitive levels, peer group benchmarking, and equity incentives.

Independence of the Compensation Consultant. The Compensation Committee has determined that Pay Governance LLC is independent and the services provided by Pay Governance LLC during fiscal year 2016 did not raise any conflicts of interest. In reaching these conclusions, the Compensation Committee considered the factors set forth in Rule 10C-1 of the Exchange Act and applicable listing standards.

Peer Group Benchmarking. The Compensation Committee uses a compensation “Peer Group” to monitor the compensation practices of our primary competitors for executive talent. The Compensation Committee’s consultant reviews the companies in our Peer Group annually and proposes changes in response to mergers and acquisitions, significant movements in revenues or market capitalization, and revised business strategies.

In connection with the IPO, the Peer Group consisted of 11 peer companies. Since the IPO, the Peer Group was modified to remove Bally Technologies due to its acquisition by Scientific Games and to add Churchill

Downs, Eldorado Resorts, and International Game Technologies in order to enhance the robustness of the pay data. The pre-IPO and post-IPO Peer Groups are listed below. All peer companies were engaged in the gaming or gaming equipment businesses.

Peer Group		Company	Primary Business
IPO	Post IPO		Gaming	Gaming Equipment
✓		Bally Technologies, Inc.		✓
✓	✓	Boyd Gaming Corporation	✓
✓	✓	Caesars Entertainment Corporation	✓
	✓	Churchill Downs Incorporated	✓
	✓	Eldorado Resorts, Inc.	✓
✓	✓	International Game Technology PLC		✓
✓	✓	Isle of Capri Casinos, Inc.	✓
✓	✓	Las Vegas Sands Corporation	✓
✓	✓	MGM Resorts International	✓
✓	✓	Penn National Gaming, Inc.	✓
✓	✓	Pinnacle Entertainment, Inc.	✓
✓	✓	Scientific Games Corporation		✓
✓	✓	Wynn Resorts, Limited	✓
11	12	Total Peer Companies

The peer companies have revenue and market capitalization in a broad range around that of Red Rock, but the Compensation Committee believes these are the companies that compete for talent with the requisite experience and capabilities to be successful in a highly competitive and specialized industry like gaming.

Red Rock’s trailing twelve month (TTM) revenue was between the low and median of the Peer Group companies and its market capitalization was above the Peer Group median.

Company Scope(1)		Post-IPO Peer Group
	Red Rock	Low	Median	High
TTM Revenue ($M)	$1,452	$873	$2,942	$11,410
Market Capitalization ($M)	$2,669	$754	$1,788	$43,936

(1)	Based on data available on January 15, 2017.

The Compensation Committee reviews executive compensation in the context of the range of competitive practices for similar positions and does not target a specific market percentile.

Fiscal Year 2016 Executive Compensation Program and Pay Decisions

Background. Prior to the IPO on May 2, 2016, all of our NEOs other than Mr. Roy (the “FE NEOs”) were employees of Fertitta Entertainment. The FE NEOs were not compensated directly by the Company; however, they received compensation for services as our executive officers from Fertitta Entertainment, to whom we paid management fees. As a result of those management arrangements, the compensation of the FE NEOs was determined exclusively by Fertitta Entertainment and we did not influence the determination of the amount or elements of such compensation. Accordingly, we did not have an executive compensation program for the FE NEOs prior to completion of the IPO, when the FE NEOs became employees of Red Rock.

In connection with and immediately following the IPO, several key compensation decisions were made:

•	Employment agreements. Red Rock and Station LLC entered into new employment agreements with each of the FE NEOs, effective as of May 2, 2016.

•	Annual incentives. Certain of our NEOs received annual bonus payments from Fertitta Entertainment for their services. However, as described below, the Company ultimately did not make bonus payments to any of the NEOs for 2016.

•	Long-Term Incentives. Upon the successful completion of the IPO, none of the FE NEOs had any equity or other long-term incentives in the Company. Hence, we granted equity incentive awards to our NEOs (other than Mr. Fertitta) under the Red Rock, Inc. 2016 Equity Incentive Plan (the “2016 Plan”).

Base Salaries. The employment agreements with each of our NEOs sets forth an annual base salary effective May 2, 2016. Pursuant to the terms of the agreements, base salary may be increased following the second anniversary of our IPO for Mr. Fertitta and following the first anniversary for the other NEOs. In the future, the Compensation Committee will review base salaries annually, and will consider, among other things, significant increases in position, responsibilities, demonstrated capabilities, and sustained individual performance, as well as whether any significant gaps in internal pay equity or external pay competitiveness exist.

Aggregate base salaries for our NEOs declined 1% in FY 2016 versus FY 2015. The FY 2016 base salaries for Mr. Fertitta and Mr. Falcone were not changed. The FY 2016 base salary for Mr. Cavallaro reflects a reduction in his base salary consistent with his reduced responsibilities. The FY 2016 base salaries for Mr. Haskins and Mr. Roy increased commensurate with an expansion of their respective responsibilities.

Name	FY 2015 Base Salary	FY 2016 Base Salary	Change
Frank J. Fertitta III	$1,000,000	$1,000,000	0%
Richard J. Haskins	$620,192	$750,000	21%
Marc J. Falcone	$600,000	$600,000	0%
Daniel J. Roy	$513,762	$600,000	17%
Stephen L. Cavallaro	$1,000,108	$750,000	-25%

Annual Cash Incentives. Our NEOs are eligible to receive annual cash incentives. The Company did not establish financial goals for determining annual cash incentives in 2016.

As a foundation for the annual incentive program, the Compensation Committee sets individual incentive opportunities, expressed as a percentage of each individual’s base salary at year-end (after taking into account any mid-year salary adjustment). Each NEO’s target bonus percentage is established pursuant to his employment agreement as 100% of his annual base salary. The target incentive opportunities are reviewed by the Compensation Committee each year.

		Bonus Target
Name	Base Salary	% of Salary	Amount
Frank J. Fertitta III	$1,000,000	100%	$1,000,000
Richard J. Haskins	$750,000	100%	$750,000
Marc J. Falcone	$600,000	100%	$600,000
Daniel J. Roy	$600,000	100%	$600,000
Stephen L. Cavallaro	$750,000	100%	$750,000

No incentive awards were paid to any NEO for our performance for FY 2016. However, in 2016 our NEOs (other than Mr. Roy) received a bonus in the amount of one-third of their respective target annual bonus awards from Fertitta Entertainment in consideration of their services prior to the IPO.

Long Term Equity Incentives. On April 29, 2016, the Red Rock stockholders voted to approve the 2016 Plan. The 2016 Plan was previously adopted by the Red Rock Board on February 4, 2016. All Red Rock employees and non-employee directors are eligible for equity awards under the 2016 Plan. The 2016 Plan authorizes the Red Rock Board (or a committee thereof) to award equity-based compensation in the form of

(1) stock options, including incentive stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) performance awards, (6) other stock-based awards, and (7) performance compensation awards. A total of 11,585,479 shares of Class A common stock are reserved for issuance under the 2016 Plan.

In connection with the IPO, our CEO has agreed not to receive any Company equity incentive awards in 2016 or 2017. In connection with the IPO, we granted equity incentive awards to our other NEOs under the 2016 Plan. The Compensation Committee determined that 50% of each other NEO’s award value be granted in the form of stock options and 50% in the form of restricted stock.

The stock options give the NEO the right to acquire shares of Class A common stock at an exercise price equal to the per share offering price of the Class A common stock in the IPO for up to seven years following the grant. The stock option awards vest in installments of 25% on each of the first four anniversaries of May 2, 2016.

The restricted stock awards were made in Class A common stock. The restricted stock awards vest in installments of 50% on each of the third and fourth anniversaries of May 2, 2016.

The number and grant value of the 2016 equity awards granted to our NEOs are set forth in the table below.

	Stock Options		Restricted Stock		Total Grant Value of 2016 Awards
Name	Grant Value	Stock Options	Grant Value	Restricted Shares
Frank J. Fertitta III	$—	—	$—	—	$—
Richard J. Haskins	$750,000	125,000	$749,990	38,461	$1,499,990
Marc J. Falcone	$600,000	100,000	$599,996	30,769	$1,199,996
Daniel J. Roy	$600,000	100,000	$599,996	30,769	$1,199,996
Stephen L. Cavallaro	$750,000	125,000	$749,990	38,461	$1,499,990

Other Elements of Executive Compensation

Benefits and Perquisites. Each of our NEOs is entitled to receive the same group health, executive medical, disability and life insurance-related coverage and/or benefits, and tax preparation services, as were in effect with respect to the NEO immediately prior to the IPO, in each instance on a basis (including substantially comparable cost) consistent with that provided to the NEO immediately prior to the IPO. To the extent that our NEOs’ participation would not result in duplication of benefits, the NEOs are entitled to participate in all employee benefit programs made available to the Company’s executives or salaried employees generally.

Employment Agreements. In connection with the IPO, we entered into a new employment agreement with each of our NEOs (the “New Employment Agreements”). The New Employment Agreements became effective on May 2, 2016. The following is a summary of the terms of the New Employment Agreements.

•	Term. Fixed five-year term, unless the agreement is otherwise terminated pursuant to its terms.

•	Accrued and unpaid obligations at termination. In the event of termination for any reason, the NEOs are entitled to their accrued and unpaid obligations, such as unpaid salary, any annual bonus awarded but not yet paid, and reimbursement for previously-incurred expenses.

•	Termination for “cause.” Executives are not entitled to any additional payments or benefits upon a termination by the Company for “cause.”

•	Termination without “cause.” Executives receive additional payments consisting of a pro-rated annual bonus for the year of termination and a cash payment equal to the annual base salary in effect at the time of termination (paid in 12 equal monthly installments). In addition, group health and long-term disability insurance coverage is continued for 12 months (or a cash payment is made in lieu of continued coverage). Receipt of the additional payments is subject to the applicable NEO’s execution of a release of claims against the Company.

•	Termination without “cause” following a change in control. Executives receive the same payments and benefits as they would receive upon a termination without “cause.”

•	Resignation for “good reason” following a change in control. With the exception of Mr. Fertitta, the concept of “good reason” for resignation applies only following a “change in control” of the Company (as defined in the applicable New Employment Agreement). Upon a resignation by the executive for “good reason”, the NEO receives the same additional payments and benefits as the NEO would receive upon a termination by the Company without “cause.” Receipt of the additional payments is subject to the NEO’s execution of a release of claims against the Company.

•	Voluntary termination of employment. Executives do not receive any additional payments or benefits upon a voluntary termination of employment (not following a “change in control”), except in the case of Mr. Fertitta, who receives additional payments or benefits upon a resignation for “good reason” whether or not a “change in control” has occurred. Upon Mr. Fertitta’s resignation for “good reason,” he receives the same additional payments and benefits as he would upon a termination by the Company without “cause” (subject to the release requirement discussed above). If Mr. Fertitta resigns without “good reason” he does not receive any additional payments or benefits.

•	Termination as a result of death or disability. Executives receive a pro-rated annual bonus payment for the year of death or disability.

•	Restrictive covenants. The agreements include several obligations and restrictions for the NEOs that are designed to protect the interests of the Company:

—	Indefinite confidentiality obligations.

—	In the event of a termination without “cause” or for “good reason” in each case prior to the fifth anniversary of the IPO, noncompetition and non-solicitation restrictions apply through the second anniversary of the termination with respect to a defined “Restricted Area” (other than the “Las Vegas Strip”) and through the first anniversary with respect to the “Las Vegas Strip.”

—	In the event of any other termination, noncompetition and non-solicitation restrictions apply until the later of (1) the fifth anniversary of the IPO, (2) the second anniversary of the termination with respect to a defined “Restricted Area” (other than the “Las Vegas Strip”) and (3) through the first anniversary with respect to the “Las Vegas Strip.”

Executive Compensation Governance Policies

Clawback Policy. Any compensation paid to any NEO by us or any of our affiliates is subject to deductions and clawback as required by applicable law, regulations or stock exchange listing requirements.

Stock Ownership Guidelines. In connection with the IPO, Red Rock implemented stock ownership guidelines for our NEOs and non-employee directors as described below. Individuals have five years from the date they become subject to the stock ownership guidelines to satisfy them. Unvested restricted stock and shares owned outright are counted for purposes of satisfying the ownership guidelines.

Position	Stock Ownership Multiple of Base Salary
CEO	5x
Other NEOs	3x

Non-employee Directors. Red Rock’s stock ownership guidelines call for the Company’s non-employee directors to hold Company equity equal to two times annual retainer fees.

Tax Implications. Section 162(m) of the Internal Revenue Code generally disallows a federal income tax deduction to publicly traded companies for compensation paid to certain executives above $1 million in any fiscal year unless such compensation satisfies the Internal Revenue Code requirements for qualified performance-based compensation. While the Compensation Committee seeks to preserve tax deductibility in setting executive compensation, in order to maintain flexibility in compensating executives in a manner that is in the best interest of the Company and its stockholders, the Compensation Committee has not adopted a policy that all compensation must be deductible under Section 162(m) of the Internal Revenue Code.

Compensation Committee Report

The following Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.

The Compensation Committee has reviewed and discussed this CD&A with management and, following that review and discussion, recommended to the Red Rock Board that this CD&A be included in this amendment to the Report.

Compensation Committee

Robert E. Lewis, Chairman

Robert A. Cashell, Jr.

Dr. James E. Nave, D.V. M.

Executive Compensation Tables

The following table sets forth information regarding compensation paid to our NEOs for services rendered to us in all executive capacities during the years ended December 31, 2016, 2015 and 2014.

Name and Principal Position	Year	Salary ($)(a)	Bonus ($)(b)	Stock Awards ($)(c)	Option Awards ($)(c)	All Other Compensation ($)(d)	Total ($)
Frank J. Fertitta III	2016	1,000,000	333,333	—	—	343,845	1,677,178
Chairman of the Board and CEO	2015	1,000,000	1,000,000	—	—	529,998	2,529,998
	2014	1,000,000	1,000,000	—	—	527,433	2,527,433

Richard J. Haskins	2016	750,000	250,000	749,990	750,000	18,382	2,518,372
President	2015	620,192	625,000	—	—	11,500	1,256,692
	2014	503,846	500,000	—	—	14,200	1,018,046

Marc J. Falcone	2016	600,000	200,000	599,996	600,000	17,416	2,017,412
Executive Vice President,	2015	600,000	475,000	—	—	17,533	1,092,533
Chief Financial Officer and Treasurer	2014	503,846	500,000	—	—	26,803	1,030,649

Daniel J. Roy	2016	600,000	—	599,996	600,000	21,727	1,821,723
Executive Vice President and Chief Operating Officer	2015	513,762	500,000	—	—	21,852	1,035,614
	2014	500,000	400,000	—	—	20,598	920,598

Stephen L. Cavallaro(e)	2016	750,000	250,000	749,990	750,000	59,566	2,559,556
Executive Vice Chairman	2015	1,000,108	1,239,961	—	—	67,658	2,307,727
	2014	1,031,698	1,205,402	—	—	61,941	2,299,041

(a)	Amounts shown are salary amounts earned without consideration as to the year of payment.
(b)	Amounts represent bonuses earned without consideration as to the year of payment.
(c)

Amount reflects the full grant date fair value of the stock awards granted during 2016, computed in accordance with Accounting Standards Codification 718 (“ASC Topic 718”), rather than the amounts paid to or realized by the named individual. See the discussion under the caption “Long Term Equity Incentives” for information about equity incentives granted to the NEOs. The grant date fair value of options granted during 2016 was $6.00 per share. For a discussion of valuation assumptions, see Note 16 in our Notes to Consolidated Financial Statements included in Red Rock’s Annual Report on Form 10-K for fiscal year 2016 filed on March 13, 2017.
(d)	All Other Compensation for 2016 consisted of the following:

Benefits and Perquisites ($)	Frank J. Fertitta III		Richard J. Haskins	Marc J. Falcone	Daniel J. Roy	Stephen L. Cavallaro
Life insurance	226,896		3,529	4,351	13,170	1,550
Executive medical	75,454		4,853	8,065	8,557	52,891
Tax preparation services	—		10,000	5,000	—	5,125
Other	41,495	(1)	—	—	—	—

Total	343,845		18,382	17,416	21,727	59,566

(1)	Represents personal use of aircraft leased by Fertitta Entertainment prior to the consummation of the IPO.

(e)	Stephen L. Cavallaro retired from the Company on December 31, 2016, at which time his unvested stock awards and option awards were cancelled.

Grants of Plan-Based Awards for 2016

The table below provides information regarding the grant of plan based awards in 2016.

Name	Grant Date	All Other Stock Awards: Number of Shares (#)(a)	All Other Option Awards: Number of Securities Underlying Options (#)(b)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(c)
Frank J. Fertitta III	N/A	N/A	N/A	N/A	N/A
Richard Haskins	4/26/16	38,461	—	—	$749,990
	4/26/16	—	125,000	$19.50	$750,000
Marc J. Falcone	4/26/16	30,769	—	—	$599,996
	4/26/16	—	100,000	$19.50	$600,000
Daniel J. Roy	4/26/16	30,769	—	—	$599,996
	4/26/16	—	100,000	$19.50	$600,000
Stephen L. Cavallaro(d)	4/26/16	38,461	—	—	$749,990
	4/26/16	—	125,000	$19.50	$750,000
(a)	The restricted stock awards vest in installments of 50% on each of the third and fourth anniversaries of May 2, 2016.
(b)	The stock option award vests in installments of 25% on each of the first four anniversaries of May 2, 2016.
(c)	The grant date fair value of options granted during 2016 was $6.00 per share. For a discussion of valuation assumptions, see Note 16 in our Notes to Consolidated Financial Statements included in Red Rock’s Annual Report on Form 10-K for fiscal year 2016 filed on March 13, 2017.
(d)	Stephen L. Cavallaro retired from the Company on December 31, 2016, at which time his unvested stock awards and option awards were cancelled.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding equity awards of our NEOs as of December 31, 2016.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Frank J. Fertitta III	—	—		—	—	—		—
Richard Haskins	—	125,000	(a)	$19.50	4/26/2023	38,461	(b)	$891,911
Marc J. Falcone	—	100,000	(a)	$19.50	4/26/2023	30,769	(b)	$713,533
Daniel J. Roy	—	100,000	(a)	$19.50	4/26/2023	30,769	(b)	$713,533
						34,475	(c)	$799,475
Stephen L. Cavallaro	—	—		—	—	—		—

(a)	Scheduled to vest 25% on May 2, 2017 and each anniversary thereafter until fully vested on May 2, 2020.
(b)	Scheduled to vest 50% on May 2, 2019 and 50% on May 2, 2020.
(c)	Vested 23,050 shares on January 24, 2017 and scheduled to vest 11,425 shares on July 31, 2017.
(d)	Stephen L. Cavallaro retired from the Company on December 31, 2016, at which time his unvested stock awards and option awards were cancelled.

Awards Vested During 2016

There was no vesting of equity awards held by the NEOs during the year ended December 31, 2016, except for Station Holdco profit units and shares of restricted Class A common stock held by Mr. Roy. On January 24, 2016, 126,098 profit units held by Mr. Roy vested with a value of $443,955 using Red Rock’s IPO price of $19.50 per common share. In addition, the following shares of restricted Class A common stock held by Mr. Roy vested on July 31, 2016.

	Stock Awards
Name	Number of shares acquired on vesting	Value realized on vesting
Daniel J. Roy	11,425	$258,776

Estimated Payments and Benefits upon Termination

The chart below estimates the amounts that would be payable to each NEO upon a hypothetical termination of employment as of December 31, 2016, as a result of each of the termination scenarios described below.

	Salary Continuation ($)	Pro Rata Bonus(a) ($)	Health Benefits	Equity(b)	Total ($)
NEO Terminates Without Good Reason/Company Terminates for Cause
Frank J. Fertitta III	—	—	—	—	—
Richard J. Haskins	—	—	—	—	—
Marc J. Falcone	—	—	—	—	—
Daniel J. Roy	—	—	—	—	—
Stephen L. Cavallaro(c)	—	—	—	—	—
Death or Disability
Frank J. Fertitta III	—	666,667	—	—	666,667
Richard J. Haskins	—	500,000	—	—	500,000
Marc J. Falcone	—	400,000	—	—	400,000
Daniel J. Roy	—	600,000	—	—	600,000
Stephen L. Cavallaro	—	—	—	—	—
Company Terminates Without Cause or NEO terminates for Good Reason (other than in connection with a Change in Control)(d)
Frank J. Fertitta, III	1,000,000	666,667	17,877	—	1,684,544
Richard J. Haskins	750,000	500,000	17,877	—	1,267,877
Marc J. Falcone	600,000	400,000	17,877	—	1,017,877
Daniel J. Roy	600,000	600,000	11,729	—	1,211,729
Stephen L. Cavallaro	—	—	—	—	—
Involuntary Termination following a Change in Control(e)
Frank J. Fertitta III	1,000,000	666,667	17,877	—	1,684,544
Richard J. Haskins	750,000	500,000	17,877	1,353,161	2,621,038
Marc J. Falcone	600,000	400,000	17,877	1,082,533	2,100,410
Daniel J. Roy	600,000	600,000	11,729	1,882,008	3,093,737
Stephen L. Cavallaro	—	—	—	—	—

(a)	Amounts in this column reflect the NEO’s target bonus for the year ended December 31, 2016, less any amounts paid by Fertitta Entertainment at the time of the IPO. This column does not include any unpaid prior year bonuses that were earned prior to the date of termination.
(b)	Amounts in this column reflect the value (spread value between exercise and stock price in the case of stock options) in respect of restricted stock awards and unvested stock options that would vest, based on the closing price of Class A common stock on the last trading day in the year ended December 31, 2016 ($23.19 on December 30, 2016). The amounts for each NEO are comprised of the following: Mr. Haskins: $461,250 in stock options and $891,911 in restricted stock awards; Mr. Falcone: $369,000 in stock options and $713,533 in restricted stock awards; and Mr. Roy: $369,000 in stock options and $1,513,008 in restricted stock awards.
(c)	Stephen L. Cavallaro retired from the Company on December 31, 2016. He was not entitled to payments upon resignation without “good reason.”
(d)	With the exception of Mr. Fertitta, the concept of “good reason” for resignation applies only following a “change in control” of the Company (as defined in his New Employment Agreement).
(e)	“Involuntary Termination” for purposes of this row means a termination by the Company without “cause” or a resignation by the NEO for “good reason.”

2016 Director Compensation

Members of the Red Rock Board who are employees of the Company do not receive compensation for their service on the Red Rock Board. However, prior to the consummation of the IPO, Frank J. Fertitta III and Lorenzo J. Fertitta each were paid $41,667 for their services as members of the board of managers of Station LLC.

The following table sets forth information regarding non-employee director compensation for 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(a)	Total ($)
Robert A. Cashell, Jr.	$116,667	$149,994	$266,661
Robert E. Lewis	$118,333	$149,994	$268,327
James E. Nave	$138,333	$149,994	$288,327

(a)	Amount reflects the full grant date fair value of the stock awards granted during 2016 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. A total of 7,692 shares were granted to each director in April 2016 and fully vest on the first anniversary of May 2, 2016.

Non-Employee Director Compensation Structure

As of May 2, 2017, Red Rock’s non-employee director compensation program is structured as follows:

Amount ($)
Base Annual Retainer, all board members	90,000
Audit Committee Chairman base fee	30,000
Audit Committee Member base fee	15,000
Compensation Committee Chairman base fee	20,000
Compensation Committee Member base fee	10,000
Nominating and Governance Committee Chairman base fee	12,500
Nominating and Governance Committee Member base fee	5,000
Lead Independent Director base fee, in addition to Board membership	25,000

Directors are reimbursed for expenses to attend board and committee meetings.

In addition, each non-employee director receives an annual grant of restricted stock with a value of approximately $150,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

All of the voting interests of Station LLC are held by Red Rock and all of the non-voting interests are held by Station Holdco.

The following table provides certain information regarding the beneficial ownership of Red Rock Class A common stock and Class B common stock (“Class B common stock”) as of April 28, 2017 for:

•	each person or group known to us, based on Schedules 13D and 13G filed with the SEC, to be the beneficial owner of more than 5% of any class of equity securities;

•	each of our named executive officers in the Summary Compensation Table;

•	each of Red Rock’s directors and director nominees; and

•	all of our current directors and executive officers as a group.

In connection with the IPO, Red Rock and Station Holdco entered into an exchange agreement with all of the pre-Reorganization Transactions owners of LLC Units (other than Red Rock), that entitles those owners (and certain permitted transferees thereof) to exchange their LLC Units, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis or, at our election, for cash (the “Exchange Agreement”).

The amounts and percentages of Class A common stock and Class B common stock beneficially owned are reported on the basis of the regulations of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days, including those shares of Class A common stock issuable upon exchange of LLC Units (together with corresponding shares of Class B common stock) on a one-for-one basis, subject to the terms of the Exchange Agreement. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities. Except as otherwise noted, the address of each person listed in the table below is c/o Red Rock Resorts, Inc., 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135.

The percentage of ownership is calculated using the number of shares outstanding as of April 28, 2017, which consisted of approximately 67,717,165 shares of Class A common stock and 48,327,386 shares of Class B common stock.

	Class A Common Stock Beneficially Owned(1)		Class B Common Stock Beneficially Owned(1)		Combined Voting Power(2)
Name of Beneficial Owner	Number	%	Number	%	%
FI Station Investor LLC(3)	42,199	0.1%	22,613,985	46.8%	43.1%
Fertitta Business Management LLC(4)	10,127	0.0%	28,198,618	58.3%	53.8%
LNA Investments, LLC(4)	16,036	0.0%	8,593,593	17.8%	16.4%
KVF Investments, LLC(4)	16,036	0.0%	8,593,593	17.8%	16.4%
Frank J. Fertitta III(4)	42,199	0.1%	45,385,804	93.9%	86.5%
Lorenzo J. Fertitta(4)	42,199	0.1%	45,385,804	93.9%	86.5%
Richard J. Haskins(5)	109,862	0.2%	640,879	1.3%	0.1%
Marc J. Falcone(6)	69,940	0.1%	997,043	2.1%	0.2%
Daniel J. Roy(7)	134,840	0.2%	—	0.0%	0.0%
Stephen Cootey	28,342	0.0%	—	0.0%	0.0%
Stephen L. Cavallaro**	—	0.0%	—	0.0%	0.0%
Robert A. Cashell, Jr.	14,777	*	—	*	*
Robert E. Lewis	14,777	*	—	*	*
James E. Nave, D.V.M.	14,777	*	—	*	*
Cohen & Steers, Inc.(8)	9,363,857	13.8%	—	0.0%	1.8%
FMR LLC(9)	7,995,178	11.8%	—	0.0%	1.5%
BAMCO, Inc.(10)	3,676,125	5.4%	—	0.0%	0.7%
Highline Capital Management, L.P.(11)	3,510,250	5.2%	—	0.0%	0.7%
Named Executive Officers and Directors as a Group(12)	429,514	*	47,023,726	97.3%	87.0%

*	Indicates less than 1%.
**	Mr. Cavallaro retired from the Company on December 31, 2016.

(1)	Subject to the terms of the Exchange Agreement, holders of LLC Units are entitled to exchange LLC Units, together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis or, at our election, for cash.
(2)	Represents percentage of voting power of the Class A common stock and Class B common stock of Red Rock voting together as a single class. Each outstanding share of Class A common stock is entitled to one vote, each outstanding share of Class B common stock that is held by a holder that, together with its affiliates, owned at least 30% of the outstanding LLC Units immediately following the consummation of the IPO and, since the applicable record date, maintained direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined on an as-exchanged basis assuming that all of the LLC Units were exchanged for Class A common stock) is entitled to ten votes and each other outstanding share of Class B common stock is entitled to one vote. The only holders of Class B common stock satisfy the foregoing criteria are entities associated with Frank J. Fertitta III and Lorenzo J. Fertitta (the “Fertitta Family Entities”). Consequently, such entities are the only holders of Class B common stock entitled to ten votes per share of Class B common stock
(3)	FI Station Investor LLC is owned by an affiliate of Frank J. Fertitta III and Lorenzo J. Fertitta that is owned by Fertitta Business Management LLC, LNA Investments, LLC and KVF Investments, LLC.
(4)	Fertitta Business Management LLC is owned and controlled (i) 50% by F & J Fertitta Family Business Trust, a revocable trust for which Frank J. Fertitta III has sole investment and voting power, and (ii) 50% by L & T Fertitta Family Business Trust, a revocable trust for which Lorenzo J. Fertitta has sole investment and voting power. The address for all of the entities identified above is 1505 South Pavilion Center Drive, Las Vegas, NV 89135.

LNA Investments, LLC is managed by Lorenzo J. Fertitta and is beneficially owned by various trusts established for the benefit of his three children. Lorenzo J. Fertitta disclaims beneficial ownership of any shares of Class A common stock, shares of Class B common stock and LLC Units beneficially owned by LNA Investments, LLC, except to the extent of any pecuniary interest therein. The address for LNA Investments, LLC is 10801 W. Charleston Boulevard, Las Vegas, NV 89135.

KVF Investments, LLC is managed by Frank J. Fertitta III and is beneficially owned by various trusts established for the benefit of his three children. Frank J. Fertitta III disclaims beneficial ownership of any shares of Class A common stock, shares of Class B common stock and LLC Units beneficially owned by KVF Investments, LLC, except to the extent of any pecuniary interest therein. The address for KVF Investments, LLC is 10801 W. Charleston Boulevard, Las Vegas, NV 89135.

(5)	Includes 31,250 shares of Class A common stock subject to options exercisable within 60 days of April 28, 2017.
(6)	Includes 25,000 shares of Class A common stock subject to options exercisable within 60 days of April 28, 2017.
(7)	Includes 25,000 shares of Class A common stock subject to options exercisable within 60 days of April 28, 2017.
(8)	The address for Cohen & Steers, Inc. is 280 Park Avenue, 10th Floor, New York, NY 10017.
(9)	Fidelity, 245 Summer Street, Boston, Massachusetts 02210, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of the Class A common stock beneficially owned by the Funds as a result of acting as investment adviser to the Funds.

These accounts are managed by direct or indirect subsidiaries of FMR LLC. Abigail P. Johnson is a Director, the Vice Chairman the CEO and the President of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (‘‘Fidelity Funds’’) advised by Fidelity Management & Research Company (‘‘FMR Co’’), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees.

(10)	The address for BAMCO, Inc. is 767 Fifth Avenue, 49th Floor, New York, NY 10153.

(11)	The address for Highline Capital Management, L.P. is One Rockefeller Plaza, 30th Floor, New York, NY 10020.

(12)	Named executive offices and directors as a group consist of nine persons.

Equity Compensation Plan Information

The following table sets forth information regarding Red Rock’s equity compensation plans as of December 31, 2016. Station LLC does not have any equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,637,029	$19.71	7,951,387
Equity compensation plans not approved by security holders	—	—	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy

The Red Rock Board has a written related party transaction policy and procedures which gives our Audit Committee the power to approve or disapprove potential related party transactions of our directors and members of management, their immediate family members, and entities that hold more than 5% of any class of Red Rock’s equity securities. The Audit Committee is charged with reviewing all relevant facts and circumstances of a related party transaction, including the commercial reasonableness of the terms, the benefit or perceived benefit, or lack thereof, to us, opportunity costs of alternate transactions, the materiality and character of the related person’s direct or indirect interest and the actual or apparent conflict of interest of the related person.

The policy has pre-approved the following related party transactions:

•	any employment by the Company of an executive officer of the Company if the related compensation is approved by the Red Rock Board or the Compensation Committee, including, but not limited to, the reimbursement of reasonable business and travel expenses incurred in the ordinary course of business;

•	any compensation paid to a director if the compensation is required to be reported in the Company’s Annual Report on Form 10-K under Item 402 of Regulation S-K;

•	indemnification and advancement of expenses made pursuant to the Company’s organizational documents or pursuant to any agreement;

•	any transaction where another company at which a related party’s only relationship is as an employee (other than an executive officer or director) or beneficial owner of less than 10% of that company’s equity, if the aggregate amount involved does not exceed the greater of $1 million, or 2% of that company’s total annual revenues;

•	any contribution, grant or endowment by the Company to a charitable organization, foundation or university at which a related party is a trustee, director, or employee other than an officer (or comparable position), provided that the contribution does not exceed the lesser of $1 million or 2% of the organization’s annual total revenues including contributions;

•	any transaction in which the related party’s interest arises solely from ownership of securities issued by the Company and all holders of such securities receive the same benefit on a pro rata basis as a related party; and

•	any transaction involving a related party where the rates or charges involved are determined by competitive bids.

A related party transaction is defined as any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships (including the incurrence or issuance of any indebtedness or the guarantee of indebtedness) in which (a) the aggregate amount involved will or may be reasonably expected to exceed $120,000 in any calendar year, (b) the Company is a participant, and (c) any related party has or will have a direct or indirect interest (other than solely as a result of being a director, officer or a less than 10% beneficial owner of another entity).

The following discussion reflects our relationships and related party transactions entered into prior to adoption of this policy and as such, these transactions were not subject to the approval and review procedures set forth in the policy, but were nonetheless subject to the approval and review procedures in effect at the applicable times.

Acquisition of Fertitta Entertainment

On June 17, 2011, Station LLC and certain of its subsidiaries (in such capacity, the “Owner”) entered into the following management agreements with subsidiaries of our affiliate, Fertitta Entertainment (in such capacity, the “Manager”):

•	Management Agreement between Station LLC and FE Propco Management LLC for the operation and management of the Station Casinos Guarantor Group Properties (the “Propco Management Agreement”);

•	Management Agreement between NP Opco LLC and FE Opco Management LLC for the operation and management of the Opco Assets (the “Opco Management Agreement”);

•	Management Agreement between Station GVR Acquisition, LLC and FE GVR Management LLC for the operation and management of the Green Valley Ranch Resort, Casino & Spa (the “GVR Management Agreement” and, together with the Propco Management Agreement and Opco Management Agreement, the “Management Agreements”); and

•	Management Agreement between NP Tropicana LLC and FE Landco Management LLC for the operation and management of Wild Wild West Gaming Hall & Hotel.

Under the terms of the Management Agreements, the Manager was entitled to: (1) a base management fee equal to 2% of the gross revenues from the operation of the properties, (2) an incentive management fee equal to 5% of EBITDA generated by the properties, and (3) expense reimbursement and overhead allocation.

In connection with the IPO, Station LLC acquired Fertitta Entertainment pursuant to the terms of that certain Membership Interest Purchase Agreement, dated as of October 13, 2015 (the “Purchase Agreement”), by and among Fertitta Business Management LLC, a Nevada limited liability company, LNA Investments, LLC, a Nevada limited liability company, KVF Investments, LLC, a Nevada limited liability company, FE Employeeco LLC, a Delaware limited liability company (collectively, the “Sellers”), Station LLC, Fertitta Entertainment, and Frank J. Fertitta III, as seller representative (the “Fertitta Entertainment Acquisition”). The purchase price was $460.0 million in cash, less amounts paid by the Company in satisfaction of indebtedness of Fertitta Entertainment on the closing date, which was approximately $51.0 million of outstanding indebtedness under the Fertitta Entertainment credit facility, and less the amount of Fertitta Entertainment’s liabilities assumed by Station LLC which were approximately $1.3 million. The terms of the Fertitta Entertainment Acquisition were negotiated by the members of Fertitta Entertainment, on the one hand, and on the other hand by both German American Capital Corporation (“GACC,” as the holder of certain approval rights under the equityholders agreement for Station Holdco and its subsidiaries that was in effect prior to the consummation of the IPO) and by a special committee of the board of managers of Station LLC (comprised of Dr. James E. Nave and Mr. Robert E. Lewis, each of whom was determined to be disinterested in the Fertitta Entertainment Acquisition). The special committee unanimously approved the terms of the Fertitta Entertainment Acquisition, and had the assistance and counsel of independent legal and financial advisors retained by such special committee in the negotiation and approval of such terms.

The net proceeds payable to equityholders of Fertitta Entertainment in connection with the Fertitta Entertainment Acquisition following the payment of outstanding indebtedness of Fertitta Entertainment was approximately $407.7 million. Frank J. Fertitta III and Lorenzo J. Fertitta each received approximately $113.8 million of such net proceeds and LNA Investments, LLC and KVF Investments, LLC, all of which are owned by trusts the beneficiaries of which are Lorenzo J. Fertitta’s three children and Frank J. Fertitta III’s three children, respectively, each received approximately $53.5 million of such net proceeds. Our executive officers, who were members of FE Employeeco LLC, received net proceeds in approximately the following amounts based on their proportionate direct or indirect ownership interests in Fertitta Entertainment: Stephen L. Cavallaro, our former Executive Vice Chairman—$8.7 million; Richard J. Haskins, our President—$10.3 million; and Marc J. Falcone, our Executive Vice President and Chief Financial Officer—$10.3 million. The remainder of the net proceeds of the Fertitta Entertainment Acquisition was distributed to other members of FE Employeeco LLC, who were employees or former employees of Fertitta Entertainment.

We used a portion of the proceeds from the IPO to pay a portion of the purchase price for the Fertitta Entertainment Acquisition and funded the balance of the purchase price by incurring additional debt. Both Station LLC and the Sellers indemnify the other party for losses arising from certain breaches of the representations, warranties and covenants contained in the Purchase Agreement and for certain other liabilities, subject to certain limitations.

At the closing of the Fertitta Entertainment Acquisition, Fertitta Entertainment had no material assets other than the management agreements for the Company’s business and its workforce. In connection with the Fertitta Entertainment Acquisition, we terminated the Management Agreements by mutual agreement for no additional consideration and entered into new employment agreements or other employment relationships with our executive officers and other individuals who were employed by Fertitta Entertainment and provided services to us through the Management Agreements prior to the consummation of the Fertitta Entertainment Acquisition.

During the year ended December 31, 2016 and prior to the consummation of the Fertitta Entertainment Acquisition, Station LLC recognized management fee expense totaling $19.8 million pursuant to the Management Agreements. In addition, Station LLC allocated the costs of certain shared services to Fertitta Entertainment, primarily costs related to occupancy of a portion of its corporate office building and services provided by its human resources and regulatory personnel. For the year December 31, 2016 and prior to the consummation of the Fertitta Entertainment Acquisition, costs allocated to Fertitta Entertainment for shared services totaled $0.4 million.

Employment Agreement with Lorenzo J. Fertitta

In connection with the IPO, we entered into an employment agreement with Lorenzo J. Fertitta. The employment agreement with Lorenzo J. Fertitta is for a five-year term, and provides for an annual base salary of $500,000 and severance in an amount equal to such annual base salary in the event of a termination of Lorenzo J. Fertitta’s employment without cause or with good reason. Such employment agreement contains non-competition and non-solicitation restrictions similar to Frank J. Fertitta III’s employment agreement.

Reimbursable Costs

The Company expects that it may periodically provide services to certain of its executive officers and directors, including the personal use of employees, construction work and other personal services. To the extent that such services are provided, the officers and directors to whom services are provided are expected to make deposits with the Company to prepay any such items and to replenish such deposits on an ongoing basis as needed.

In May 2016, Station LLC reimbursed GACC approximately $2.1 million for expenses incurred by GACC in connection with the Fertitta Entertainment Acquisition, IPO and the reorganization transactions related to the IPO. Additionally, Station LLC paid a financial advisory fee in the amount of $4.0 million to Deutsche Bank Corporate Finance for services provided in connection with the Fertitta Entertainment Acquisition, IPO and reorganization transactions.

Voting Interests in Station LLC

Station Holdco currently owns non-voting interests in Station LLC that represent all of the economic interests of Station LLC. The voting interests of Station LLC were held by Station Voteco LLC. Station Voteco LLC was owned by Robert A. Cashell Jr., who was designated as a member of Station Voteco by GACC, and an entity owned by Frank J. Fertitta III and Lorenzo J. Fertitta. Immediately prior to the consummation of the IPO, Station Voteco LLC transferred the voting interests of Station LLC to Red Rock. No consideration was paid to the members of Station Voteco LLC in connection with such transfer.

Credit Agreements

In June 2016, we entered into a $2.4 billion credit facility, by and among Station LLC, the financial institutions from time to time named therein, Deutsche Bank AG Cayman Islands Branch (“Deutsche Bank”), as Administrative Agent, and Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A. and other financial institutions, as Joint Lead Arrangers and Joint Bookrunners. An affiliate of Deutsche Bank acted as a lead joint book running manager with respect to the offering of the 7.50% Senior Notes. In March 2017, Station LLC paid Deutsche Bank $61.8 million plus accrued and unpaid interest then due to Deutsche Bank under the land loan in full settlement of all obligations (including outstanding principal in the amount of $72.6 million) owed to Deutsche Bank under the land loan and (ii) the outstanding warrants to purchase interests of CV Propco and NP Tropicana LLC issued to GACC were cancelled.

Boulder Station Lease and Texas Station

Prior to April 27, 2017 we leased a portion of the land on which Boulder Station is located pursuant to a ground lease. We leased this land from KB Enterprises, a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the “Related Lessor”). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III, who is our Chairman and CEO, and Lorenzo J. Fertitta, who is our Vice Chairman. The lease provided for monthly payments of $222,933. In addition, prior to April 27, 2017 we leased 47 acres of land on which Texas Station is located pursuant to a ground lease with Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease provided for monthly rental payments of $366,435.

On April 27, 2017, the Company purchased entities that own the land subject to the Boulder land lease and the Texas land lease from the Related Lessor for aggregate consideration of $120 million.

Zuffa, LLC

Station LLC has purchased tickets to events held by Zuffa, LLC (“Zuffa”) which is the parent company of the Ultimate Fighting Championship (“UFC”) and was owned by Frank J. Fertitta III and Lorenzo J. Fertitta until August 2016. For the year ended December 31, 2016, we made payments to Zuffa totaling approximately $0.2 million for ticket purchases to, and closed circuit viewing fees of, UFC events.

Sale of FE Aviation II LLC

In April 2016, Fertitta Entertainment sold all of the outstanding membership interest in FE Aviation II LLC (“FE Aviation”) to Fertitta Business Management LLC, an entity controlled by Frank J. Fertitta III and Lorenzo J. Fertitta for $8.0 million. The carrying amount of FE Aviation exceeded the sales price by approximately $0.5 million, which was recognized as a deemed distribution.

Compensation Paid to Related Parties

Kelley-Ann Fertitta, daughter of our Chairman and CEO, Frank J. Fertitta III, is Station LLC’s Vice President of Corporate Marketing and Guest Experience. Ms. Fertitta’s annual salary was $150,000 until April 2017, at which time her annual salary was increased to $160,000. Ms. Fertitta has been employed by Station LLC since September 2015.

Victoria Fertitta, daughter of Frank J. Fertitta III, is an Analyst at Station LLC and is paid an annual salary of $70,000. Ms. Fertitta has been employed by Station LLC since August 2016.

Indemnification of Directors and Officers

We entered into customary indemnification agreements with our executive officers and directors that provide them with customary indemnification in connection with their service to us or on our behalf.

Director Independence

The Fertitta Family Entities hold more than 50% of the voting power of the Red Rock shares eligible to vote. As a result, Red Rock is a “controlled company” under NASDAQ corporate governance standards. Under these standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that (i) a majority of the Board consist of independent directors and (ii) that the Board have compensation and nominating and corporate governance committees composed entirely of independent directors. Although a majority of the members of the Red Rock Board are independent and Red Rock’s compensation and nominating and corporate governance committees are comprised entirely of independent directors, in the future Red Rock may elect not to comply with certain corporate governance requirements that are not applicable to controlled companies.

The Red Rock Board affirmatively determines the independence of each director and director nominee in accordance with guidelines it has adopted, which include all elements of independence set forth in the applicable rules of listing standards of NASDAQ. These guidelines are contained in Red Rock’s Corporate Governance Guidelines (the “Guidelines”), which are posted on the Corporate Governance page of our web site located at http://www.redrockresorts.com.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees and Services

The following table summarizes the aggregate fees for professional audit services and other services rendered by Ernst & Young LLP for the years ended December 31, 2016 and 2015:

	2016	2015
Audit Fees(a)	$2,297,401	$2,911,339
Audit-Related Fees(b)	$37,000	$35,000
Tax Fees(c)	$125,000	$625,221
All Other Fees(d)	$2,490	$2,490

(a)	Audit Fees—Fees for audit services for 2016 and 2015 consisted of: (1) professional services rendered in connection with the audits of the Company’s annual financial statements included in its Annual Report on Form 10-K and for the review of the Company’s quarterly financial statements included in its Quarterly Reports on Form 10-Q’s, (2) regulatory filings, and (3) professional services related to the Registration Statements on Form S-1 related to the IPO and the Fertitta Entertainment Acquisition.
(b)	Audit-Related Fees—Fees for audit-related services for 2016 and 2015 consisted of amounts paid for audits of our employee benefit plan.
(c)	Tax Fees—Fees for tax services for 2016 and 2015 consisted primarily of tax advisory services.
(d)	All Other Fees— Represents an annual charge for an online technical accounting research tool.

Ernst & Young LLP did not provide any services to us related to financial information systems design and implementation during 2016 and 2015.

Pre-Approval Policies and Procedures

In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

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

The Audit Committee approved all services provided by Ernst & Young LLP.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are filed with this Amendment:

Exhibit Number	Exhibit Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATION CASINOS LLC

Dated:	By:	/S/ FRANK J. FERTITTA III
May 1, 2017		Frank J. Fertitta III
Chairman of the Board and Chief Executive Officer