Form 10-Q
period 2017-03-31
Station Casinos LLC
filed 2017-05-10
CIK 1503579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
89135
(Zip Code)
(702) 495-3000
Registrant’s telephone number, including area code
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of April 30, 2017, 100 shares of the registrant’s voting units were outstanding and 100 shares of the registrant’s non-voting units were outstanding.

STATION CASINOS LLC

Part I.    Financial Information
Item 1.    Financial Statements
STATION CASINOS LLC CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except units data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,638	$129,959
Restricted cash	2,603	2,377
Receivables, net	45,812	43,547
Inventories	10,857	11,956
Prepaid gaming tax	22,642	20,066
Prepaid expenses and other current assets	14,790	11,194
Assets held for sale	19,020	19,020
Total current assets	231,362	238,119
Property and equipment, net of accumulated depreciation of $603,196 and $566,081 at March 31, 2017 and December 31, 2016, respectively	2,448,150	2,438,129
Goodwill	195,676	195,676
Intangible assets, net of accumulated amortization of $92,546 and $87,471 at March 31, 2017 and December 31, 2016, respectively	144,124	149,199
Land held for development	163,700	163,700
Investments in joint ventures	10,187	10,572
Native American development costs	15,536	14,844
Other assets, net	59,460	59,728
Total assets	$3,268,195	$3,269,967
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$27,585	$30,504
Accrued interest payable	5,866	15,841
Other accrued liabilities	173,672	152,508
Current portion of long-term debt	45,422	46,063
Total current liabilities	252,545	244,916
Long-term debt, less current portion	2,324,224	2,376,238
Deficit investment in joint venture	2,281	2,307
Other long-term liabilities	10,229	10,041
Total liabilities	2,589,279	2,633,502
Commitments and contingencies (Note 10)
Members’ equity:
Voting units; 100 units authorized, issued and outstanding	—	—
Non-voting units; 100 units authorized, issued and outstanding	—	—
Members’ equity	661,891	612,820
Accumulated other comprehensive income	10,756	7,967
Total Station Casinos LLC members’ equity	672,647	620,787
Noncontrolling interest	6,269	15,678
Total members’ equity	678,916	636,465
Total liabilities and members’ equity	$3,268,195	$3,269,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF INCOME (amounts in thousands, unaudited)

	Three Months Ended March 31,
	2017	2016
Operating revenues:
Casino	$262,972	$239,771
Food and beverage	80,115	66,620
Room	49,764	34,384
Other	22,820	17,182
Management fees	30,227	26,649
Gross revenues	445,898	384,606
Promotional allowances	(28,166)	(25,359)
Net revenues	417,732	359,247
Operating costs and expenses:
Casino	101,654	87,421
Food and beverage	55,046	42,524
Room	20,067	12,385
Other	7,833	5,722
Selling, general and administrative	91,951	75,090
Preopening	30	348
Depreciation and amortization	45,253	39,427
Write-downs and other charges, net	1,028	2,368
	322,862	265,285
Operating income	94,870	93,962
Earnings from joint ventures	415	612
Operating income and earnings from joint ventures	95,285	94,574
Other (expense) income:
Interest expense, net	(34,944)	(35,068)
Loss on extinguishment/modification of debt	(2,019)	—
Change in fair value of derivative instruments	39	(3)
	(36,924)	(35,071)
Net income	58,361	59,503
Less: net income attributable to noncontrolling interests	2,261	1,864
Net income attributable to Station Casinos LLC	$56,100	$57,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (amounts in thousands, unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$58,361	$59,503
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Unrealized gain (loss) arising during period	1,393	(1,515)
Reclassification of unrealized loss into income	1,535	1,266
Change in unrealized gain (loss) on interest rate swaps, net	2,928	(249)
Unrealized gain on available-for-sale securities:
Unrealized gain arising during period	10	19
Reclassification of unrealized gain into income	(149)	—
Change in unrealized gain on available-for-sale securities, net	(139)	19
Other comprehensive income (loss)	2,789	(230)
Comprehensive income	61,150	59,273
Less: comprehensive income attributable to noncontrolling interests	2,261	1,864
Comprehensive income attributable to Station Casinos LLC	$58,889	$57,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands, unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$58,361	$59,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,253	39,427
Change in fair value of derivative instruments	(39)	3
Reclassification of unrealized loss on derivative instruments into income	1,535	1,266
Write-downs and other charges, net	(1,031)	824
Amortization of debt discount and debt issuance costs	4,330	4,731
Interest—paid in kind	—	1,142
Share-based compensation	1,276	620
Earnings from joint ventures	(415)	(612)
Distributions from joint ventures	342	160
Loss on extinguishment/modification of debt	2,019	—
Changes in assets and liabilities:
Restricted cash	(226)	—
Receivables, net	(2,007)	(1,551)
Interest on related party notes receivable	—	(185)
Inventories and prepaid expenses	(4,666)	(2,475)
Accounts payable	(393)	(1,862)
Accrued interest payable	(10,136)	(9,391)
Other accrued liabilities	1,475	4,219
Other, net	450	254
Net cash provided by operating activities	96,128	96,073
Cash flows from investing activities:
Capital expenditures, net of related payables	(41,333)	(31,301)
Proceeds from asset sales	523	—
Distributions in excess of earnings from joint ventures	432	—
Native American development costs	(798)	(386)
Other, net	(777)	(746)
Net cash used in investing activities	(41,953)	(32,433)

STATION CASINOS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (amounts in thousands, unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	185,000	—
Payments under credit agreements with original maturity dates greater than three months	(209,143)	(48,892)
Borrowings under credit agreements with original maturity dates of three months or less, net	—	10,000
Distributions to members and noncontrolling interests	(15,491)	(8,347)
Payment of debt issuance costs	(16,861)	—
Payments on derivative instruments with other-than-insignificant financing elements	—	(1,786)
Payments on other debt	(1,398)	(1,361)
Acquisition of subsidiary noncontrolling interests	(4,484)	—
Other, net	(6,119)	(7,316)
Net cash used in financing activities	(68,496)	(57,702)
Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(14,321)	5,938
Balance, beginning of period	129,959	116,623
Balance, end of period	$115,638	$122,561
Supplemental cash flow disclosures:
Cash paid for interest, net of $110 and $0 capitalized, respectively	$38,718	$39,088
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$29,330	$18,213

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
All of the Company’s voting interests are held by Red Rock Resorts, Inc. (“Red Rock”), and all of the Company’s economic interests are held by Station Holdco LLC (“Station Holdco”). Red Rock indirectly holds approximately 57% of the Company’s economic interests through its ownership interest in Station Holdco. Red Rock is designated as the Company’s sole managing member and controls and operates all of its business and affairs.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2016.
Principles of Consolidation
The amounts shown in the accompanying condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries, including MPM Enterprises, LLC (“MPM”), which is a 50% owned, consolidated variable interest entity (“VIE”) that manages Gun Lake Casino. The financial position and results of operations attributable to third party holdings of MPM are reported within noncontrolling interest in the condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated.
Investments in Variable Interest Entities and Joint Ventures
The Company consolidates MPM because it directs the activities of MPM that most significantly impact MPM’s economic performance and has the right to receive benefits and the obligation to absorb losses that are significant to MPM, and as such, is MPM’s primary beneficiary. The assets of MPM reflected in the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 included a management contract intangible asset with a carrying amount of $9.0 million and $11.5 million, respectively, and management fees receivable of $4.6 million and $3.3 million, respectively. MPM’s assets may be used only to settle MPM’s obligations, and MPM’s beneficial interest holders have no recourse to the general credit of the Company.
The Company has various other investments in 50% owned joint ventures which are accounted for using the equity method, including three 50% owned smaller casino properties. The carrying amount of the Company’s investment in one of the smaller casino properties has been reduced below zero and is presented as a deficit investment balance on the Condensed Consolidated Balance Sheets because the Company has received distributions in excess of its investment in the casino. The Company also holds a 50% investment in a restaurant at one of its properties which is considered to be a VIE, of which the Company is not the primary beneficiary.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10–K for the year ended December 31, 2016.
Recently Issued and Adopted Accounting Standards
In January 2017, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance to simplify the test for goodwill impairment. The amended guidance removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under the new guidance, a goodwill impairment is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of the goodwill allocated to the reporting unit. The guidance is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment tests performed after January 1, 2017. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations and anticipates early adoption in 2017.
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
In May 2014, the FASB issued a new accounting standard for revenue recognition which requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard supersedes the existing accounting guidance for revenue recognition, including industry-specific guidance, and amends certain accounting guidance for recognition of gains and losses on the transfer of non-financial assets. For public companies, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016. Upon adoption, financial statement issuers may elect to apply the new standard either retrospectively to each prior reporting period presented, or using a modified retrospective approach by recognizing the cumulative effect of initial application and providing certain additional disclosures. The Company will adopt this guidance in the first quarter of 2018 and is currently assessing which adoption method it will elect. Under the new standard, the current presentation of gross revenues for complementary goods and services provided to guests with a corresponding offsetting amount included in promotional allowances will be eliminated. In addition, the Company will be required to recognize a liability for the retail value of its performance obligations for points earned by guests under the Company’s player rewards program (“Rewards Program”). Currently, the Company records a liability and a charge to casino expense for the estimated cost of outstanding points earned under the Rewards Program that management believes ultimately will be redeemed. Upon adoption, the Company’s liability for performance obligations under the Rewards Program is expected to be recognized primarily as a reduction to casino revenue. When points are redeemed, revenues and expenses will be recognized and classified based on the goods and services provided and the associated liability will be relieved. The Company is currently evaluating the quantitative effects of the new standard on its financial statements and related disclosures.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

2.    Native American Development
Following is information about the Company’s Native American development activities.
North Fork Rancheria of Mono Indian Tribe
The Company has development and management agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California, which were originally entered into in 2003. In August 2014, the Mono and the Company entered into the Second Amended and Restated Development Agreement (the “Development Agreement”) and the Second Amended and Restated Management Agreement (the “Management Agreement”). Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility (the “North Fork Project”) to be located in Madera County, California. The Company purchased a 305 acre parcel of land adjacent to Highway 99 north of the city of Madera (the “North Fork Site”), which was taken into trust for the benefit of the Mono by the Department of the Interior (“DOI”) in February 2013.
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
Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. The Company will contribute significant financial support to the North Fork Project. Through March 31, 2017, the Company has paid approximately $30.6 million of reimbursable advances to the Mono, primarily to complete the environmental impact study, purchase the North Fork Site and pay the costs of litigation. The advances are expected to be repaid from the proceeds of third-party financing or from the Mono’s gaming revenues; however, there can be no assurance that the advances will be repaid. The carrying amount of the advances was reduced to fair value upon the Company’s adoption of fresh-start reporting in 2011. At March 31, 2017, the carrying amount of the advances was $15.5 million. In accordance with the Company’s accounting policy, accrued interest on the advances will not be recognized in income until the carrying amount of the advances has been recovered.
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
The Company has evaluated the likelihood that the North Fork Project will be successfully completed and opened, and has concluded that the likelihood of successful completion is in the range of 65% to 75% at March 31, 2017. The Company’s evaluation is based on its consideration of all available positive and negative evidence about the status of the North Fork Project, including, but not limited to, the status of required regulatory approvals, as well as the progress being made toward the

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

achievement of all milestones and the successful resolution of all litigation and contingencies. There can be no assurance that the North Fork Project will be successfully completed or that future events and circumstances will not change the Company’s estimates of the timing, scope, and potential for successful completion or that any such changes will not be material. In addition, there can be no assurance that the Company will recover all of its investment in the North Fork Project even if it is successfully completed and opened for business.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table summarizes the Company’s evaluation at March 31, 2017 of each of the critical milestones necessary to complete the North Fork Project.

As of March 31, 2017
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
Status of obtaining regulatory and governmental approvals:
Tribal–state compact
A compact was negotiated and signed by the Governor of California and the Mono in August 2012. The California State Assembly and Senate passed Assembly Bill 277 (“AB 277”) which ratified the Compact in May 2013 and June 2013, respectively. Opponents of the North Fork Project qualified a referendum, “Proposition 48,” for a state-wide ballot challenging the legislature’s ratification of the Compact. In November 2014, Proposition 48 failed. The State took the position that the failure of Proposition 48 nullified the ratification of the Compact and, therefore, the Compact did not take effect under California law. In March 2015, the Mono filed suit against the State (see North Fork Rancheria of Mono Indians v. State of California) to obtain a compact with the State or procedures from the Secretary of the Interior under which Class III gaming may be conducted on the North Fork Site. In July 2016, the DOI issued Secretarial procedures (the “Secretarial Procedures”) pursuant to which the Mono may conduct Class III gaming on the North Fork Site.

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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Following is a discussion of legal matters related to the North Fork Project.
Stand Up For California! v. Dept. of the Interior. In December 2012, Stand Up for California!, several individuals and the Ministerial Association of Madera (collectively, the “Stand Up” plaintiffs) filed a complaint against the DOI, the BIA and the Secretary of Interior and Assistant Secretary of the Interior, in their official capacities, seeking to overturn the Secretary’s determination to take the North Fork Site into trust for the purposes of gaming (the “North Fork Determination”) and seeking declaratory and injunctive relief to prevent the United States from taking the North Fork Site into trust. The Mono filed a motion to intervene as a party to the lawsuit, which was granted. In January 2013, the Court denied the Stand Up plaintiffs’ Motion for Preliminary Injunction and the United States accepted the North Fork Site into trust for the benefit of the Mono in February 2013. The parties subsequently filed motions for summary judgment, oppositions to motions for summary judgment and responses thereto, all of which were filed by April 2015. In September 2016, the Court denied the Stand Up plaintiffs’ motions for summary judgment and granted the defendants’ and the Mono’s motions for summary judgment in part and dismissed the remainder of the Stand Up plaintiffs’ claims. In October 2016, the Stand Up plaintiffs filed a notice of appeal of the district court’s decision. The Stand Up plaintiffs’ filed their appellate brief on March 14, 2017, the Mono and federal defendants’ briefs are due May 15, 2017, the Stand Up plaintiffs’ reply brief is due June 15, 2017 and final briefs are due July 6, 2017.
Stand Up For California! v. Brown. In March 2013, Stand Up for California! and Barbara Leach, a local resident, filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against California Governor Edmund G. Brown, Jr., alleging that Governor Brown violated the California constitutional separation-of-powers doctrine when he concurred in the North Fork Determination. The complaint sought to vacate and set aside the Governor’s concurrence. Plaintiffs’ complaint was subsequently amended to include a challenge to the constitutionality of AB 277. The Mono intervened as a defendant in the lawsuit and both the State and the Mono filed demurrers to plaintiffs’ complaint. In March 2014, the court issued its Judgment of Dismissal dismissing plaintiffs’ amended complaint. In September 2014, plaintiffs filed their opening appellate brief appealing the Judgment of Dismissal. The State and the Mono subsequently filed their responsive briefs and the plaintiffs filed their reply brief in January 2015. Oral arguments were heard in July 2016. On December 12, 2016, the appellate court ruled in favor of the Stand Up plaintiffs concluding that Governor Brown exceeded his authority in concurring in the Secretary’s determination that gaming on the North Fork Site would be in the best interest of the Tribe and not detrimental to the surrounding community. The appellate court’s decision reversed the trial court’s previous ruling in favor of the Mono. The Mono and the State filed petitions for review in the Supreme Court of California seeking review of the appellate court’s decision. On February 9, 2017, the Stand Up plaintiffs filed their answer to the petitions for review. The Mono and State’s replies were filed on February 21, 2017. On March 22, 2017, the Supreme Court of California granted the Mono and State’s petitions for review and deferred additional briefing or other action in this matter pending consideration and disposition of a related issue in United Auburn Indian Community of Auburn Rancheria v. Brown.
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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Picayune Rancheria of Chukchansi Indians v. Brown. In March 2016, Picayune filed a complaint for declaratory relief and petition for writ of mandate in California Superior Court for the County of Madera against Governor Edmund G. Brown, Jr., alleging that the referendum that invalidated the Compact also invalidated Governor Brown’s concurrence with the North Fork Determination. The complaint seeks to vacate and set aside the Governor’s concurrence. In May, the Mono filed an ex-parte application to intervene in this case. In July 2016, the court granted the Mono’s application to intervene and the Mono filed a demurrer seeking to dismiss the case. Picayune filed its brief opposing the demurrer in September 2016, the Mono filed its reply brief in October 2016, and oral arguments were scheduled for October 27, 2016. On October 20, 2016, the court vacated the hearing scheduled for October 27, 2016 in order to give the parties the opportunity to file briefs concerning the significance of the Third Appellate District Court of Appeal’s decision in United Auburn Indian Community of the Auburn Rancheria v. Brown. In that case, the appellate court ruled that Governor Brown had the power under state law to concur in the Secretary’s determination that taking land into trust for a tribe was in the best interests of the tribe and not detrimental to the surrounding community. On November 30, 2016, the district court sustained the Mono’s and State’s demurrers and dismissed Picayune’s complaint. On January 10, 2017, the court vacated its ruling on the demurrers based on the December 12, 2016, decision by the Fifth District Court of Appeal in Stand Up for California! v. Brown. On May 8, 2017, the court held a case management conference to address how the case should proceed in light of the California Supreme Court’s granting of the Mono and State’s petitions for review in Stand Up for California! v. Brown. The court scheduled a subsequent case management conference for November 13, 2017, to address any further developments in the case pending in the California Supreme Court.
Picayune Rancheria of Chukchansi Indians v. United States Department of the Interior. In July 2016, Picayune filed a complaint in the United States District Court for the Eastern District of California for declaratory and injunctive relief against the DOI.  The complaint seeks a declaration that the North Fork Site does not come under one of the exceptions to the general prohibition against gaming on lands taken into trust after October 1988 set forth in IGRA and therefore is not eligible for gaming.  It also seeks a declaration that the North Fork Determination has expired because the legislature never ratified Governor Brown’s concurrence, and seeks injunctive relief prohibiting the DOI from taking any action under IGRA concerning the North Fork Site.  The Mono filed a motion to intervene in September 2016. The Department of Justice supported the Mono’s intervention and Picayune failed to file any opposition. In October 2016, the court granted the Mono’s motion to intervene. On March 24, 2017, the Mono and federal defendants filed their motions for summary judgment. On April 27, 2017, Picayune filed its opposition to the Mono and federal defendants’ cross-motions for summary judgment and reply in support of its motion for summary judgment. The Mono and federal defendants’ reply briefs are due May 25, 2017 and a hearing on the parties’ motions is scheduled for May 30, 2017.
Stand Up for California! et. al. v. United States Department of the Interior. In November 2016, Stand Up for California! and other plaintiffs filed a complaint in the United States District Court for the Eastern District of California alleging that the DOI’s issuance of Secretarial Procedures for the Mono was subject to the National Environmental Policies Act and the Clean Air Act, and violate the Johnson Act. The complaint further alleges violations of the Freedom of Information Act and the Administrative Procedures Act. The DOI filed its answer to the complaint in February 2017 denying plaintiffs’ claims and asserting certain affirmative defenses. On February 1, 2017, the Mono filed a motion to intervene, which was granted on March 8, 2017. The Stand Up plaintiffs’ motion for summary judgment is due by May 12, 2017. The Mono and federal defendants’ response and cross-motions for summary judgment are due by June 13, 2017. The Stand Up plaintiffs’ opposition and reply brief are due by July 13, 2017 and the Mono and federal defendants’ reply briefs are due by August 13, 2017.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

3.    Long-term Debt
Long-term debt consisted of the following (amounts in thousands):

	March 31, 2017	December 31, 2016
$1.625 billion Term Loan B Facility, due June 8, 2023, interest at a margin above LIBOR or base rate (3.45% and 3.75% at March 31, 2017 and December 31, 2016, respectively), net of unamortized discount and deferred issuance costs of $56.0 million and $42.9 million at March 31, 2017 and December 31, 2016, respectively	$1,557,414	$1,449,591
$225 million Term Loan A Facility, due June 8, 2021, interest at a margin above LIBOR or base rate (3.70% and 3.20% at March 31, 2017 and December 31, 2016, respectively), net of unamortized discount and deferred issuance costs of $7.0 million and $7.4 million at March 31, 2017 and December 31, 2016, respectively	209,603	211,978
$685 million Revolving Credit Facility, due June 8, 2021, interest at a margin above LIBOR or base rate (5.75% and 3.44% weighted average at March 31, 2017 and December 31, 2016, respectively)	35,000	120,000
$500 million 7.50% Senior Notes, due March 1, 2021, net of unamortized discount and deferred issuance costs of $9.0 million and $9.4 million at March 31, 2017 and December 31, 2016, respectively	491,049	490,568
Restructured Land Loan, due June 17, 2017, interest at a margin above LIBOR or base rate (5.48% and 5.27% at March 31, 2017 and December 31, 2016, respectively), net of unamortized discount of $0.1 million and $0.6 million, respectively	43,193	115,378
Other long-term debt, weighted-average interest of 3.76% and 3.92% at March 31, 2017 and December 31, 2016, respectively, maturity dates ranging from 2018 to 2027	33,387	34,786
Total long-term debt	2,369,646	2,422,301
Current portion of long-term debt	(45,422)	(46,063)
Total long-term debt, net	$2,324,224	$2,376,238
Credit Facility
In January 2017, the Company amended its credit facility to increase the existing Term Loan B Facility by $125.0 million to an aggregate outstanding principal amount of $1.6 billion and reduce the applicable margins for LIBOR and base rate loans by 50 basis points. As a result of the increase to the Term Loan B Facility, the required quarterly principal payments increased to $4.1 million. The Company used the proceeds of the incremental Term Loan B Facility borrowings to repay outstanding borrowings under its Revolving Credit Facility and pay fees and expenses incurred in connection with the transaction, including a repricing fee of $14.9 million, which represented 1.00% of the aggregate principal amount of the Term Loan B Facility outstanding prior to the $125.0 million increase in borrowings. The Company evaluated the transaction on a lender by lender basis in accordance with the accounting guidance for debt modifications and extinguishments. The majority of the transaction was accounted for as a debt modification and as a result, the Company capitalized $14.9 million in related fees and expenses and recognized a $2.0 million loss on debt extinguishment and modification, which was primarily related to third-party fees it incurred in connection with the repricing.
In May 2017, the Company completed a series of amendments to its credit facility to increase the existing Term Loan A Facility by $50.0 million to an aggregate outstanding principal amount of $265.0 million and reduce the applicable margins for LIBOR and base rate loans under the Revolving Credit Facility and Term Loan A Facility. As amended, the Revolving Credit Facility and the Term Loan A Facility bear interest at a rate per annum, at the Company’s option, equal to either LIBOR plus an amount ranging from 1.75% to 2.00% or base rate plus an amount ranging from 0.75% to 1.00%, depending on the Company’s consolidated leverage ratio. Prior to the amendments, the Revolving Credit Facility and the Term Loan A Facility bore interest at a rate per annum, at the Company’s option and subject to a leverage-based grid, of either LIBOR plus an amount ranging from 1.75% to 2.75% or base rate plus an amount ranging from 0.75% to 1.75%.
Also in May 2017, the Company amended its credit facility to increase the Term Loan B Facility by an additional $250.0 million to an aggregate outstanding principal amount of $1.8 billion. The Company applied the proceeds of the incremental borrowings under the Term Loan B Facility, together with cash on hand, to pay for the redemption of $250.0 million of the Company’s 7.50% Senior Notes and to pay fees and expenses incurred in connection with the transactions.
The credit facility governing the Company’s term loans and revolver contains a number of customary covenants including the requirements that the Company maintain throughout the term of the credit facility and measured as of the end of each quarter a minimum interest coverage ratio of 2.50 to 1.00 and a maximum consolidated total leverage ratio ranging from

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

6.50 to 1.00 at March 31, 2017 to 5.25 to 1.00 at March 31, 2020 and thereafter. A breach of the financial ratio covenants shall only become an event of default under the Term B Loan Facility if the lenders providing the Term Loan A Facility and the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants. At March 31, 2017, the Company’s interest coverage ratio was 4.58 to 1.00 and its consolidated total leverage ratio was 4.57 to 1.00, both as defined in the credit facility, and the Company believes it was in compliance with all applicable covenants.
Revolving Credit Facility Availability
At March 31, 2017, the Company’s borrowing availability under its Revolving Credit Facility, subject to continued compliance with the terms of its credit facility, was $616.8 million, which was net of $35.0 million in outstanding borrowings and $33.2 million in outstanding letters of credit and similar obligations. In April 2017, the Company borrowed $120.0 million under the Revolving Credit Facility to fund the purchase of entities that own certain land on which Texas Station and Boulder Station are located. See Note 9 for additional detail.
Restructured Land Loan
In March 2017, the Company’s wholly owned subsidiary, CV Propco, LLC (“CV Propco”), as borrower, and Deutsche Bank AG Cayman Islands Branch (“Deutsche Bank”) and JPMorgan Chase Bank, N.A. (“JPMorgan”), as initial lenders, amended the $105 million Restructured Land Loan. Pursuant to the amendment, CV Propco paid $61.8 million in full settlement of the $72.6 million outstanding principal amount owed to Deutsche Bank under the Restructured Land Loan. In addition, the outstanding warrants held by Deutsche Bank and JPMorgan to purchase 60% of the interests of both CV Propco and NP Tropicana LLC were canceled. Prior to the cancellation, the warrants were accounted for as noncontrolling interests.
The Company accounted for the $61.8 million settlement as consideration paid to Deutsche Bank to (i) extinguish the debt and (ii) acquire the warrants held by Deutsche Bank. Accordingly, the Company attributed $4.5 million of the $61.8 million to the acquisition of the warrants and $57.3 million to extinguishment of the debt. The settlement resulted in a $14.9 million gain on debt extinguishment, which at March 31, 2017, was deferred as a current liability within Other accrued liabilities on the Condensed Consolidated Balance Sheet. The Company expects to recognize the gain in June 2017, the date when all contingencies related to the settlement are expected to be satisfied.
At March 31, 2017, CV Propco had the intent and ability either to (i) execute its second one-year extension option to extend the Restructured Land Loan’s maturity date to June 17, 2018, or (ii) repay the remaining principal amount outstanding under the Restructured Land Loan using borrowings under the Company’s long-term Revolving Credit Facility. Accordingly, the amount outstanding under the Restructured Land Loan was presented within long-term debt at March 31, 2017.
7.50% Senior Notes
As noted above, the Company redeemed $250.0 million in aggregate principal amount of its 7.50% Senior Notes at a redemption price equal to 103.75% of the principal amount of such notes. Following the redemption, $250.0 million in aggregate principal amount of 7.50% Senior Notes remain outstanding.
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
The Company has 16 interest rate swaps with four different counterparties with maturity dates that run concurrently. The interest rate swaps each have one-year terms that run consecutively which began in July 2016 and will end in July 2020 with predetermined fixed pay rates that increase with each new term to more closely align with the one–month LIBOR forward curve as of the trade date of the swaps. The Company pays a weighted–average fixed rate of 0.85% during the first one-year term ending in July 2017, which will increase to a weighted–average rate of approximately 1.11%, 1.39%, and 1.69% in the second, third and fourth one-year terms, respectively. At March 31, 2017, the Company’s interest rate swaps effectively converted $1.0 billion of the Company’s variable interest rate debt (based on one-month LIBOR that is subject to a minimum of 0.75%) to a fixed rate of 3.45%.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Company’s interest rate swaps were designated and qualified as cash flow hedges of forecasted interest payments. The fair value of the interest rate swaps, as well as their classification on the Condensed Consolidated Balance Sheets, is presented below (amounts in thousands):

	Fair Value
	March 31, 2017	December 31, 2016
Prepaid expenses and other current assets	$477	$19
Other assets, net	11,788	10,661
Other accrued liabilities	—	8
The Company defers the gain or loss on the effective portion of the change in fair value of its interest rate swaps as a component of other comprehensive income until the interest payments being hedged are recorded as interest expense, at which time the amounts in accumulated other comprehensive income are reclassified as an adjustment to interest expense. At March 31, 2017, approximately $0.6 million of deferred net gains from the Company’s interest rate swaps is expected to be reclassified from accumulated other comprehensive income into earnings during the next twelve months, which includes the amortization of deferred losses from a previously terminated interest rate swap. The Company recognizes the gain or loss on any ineffective portion of the change in fair value of its interest rate swaps in the period in which the change occurs as a component of Change in fair value of derivative instruments in the Condensed Consolidated Statements of Income.
Information about gains and losses on derivative financial instruments held by the Company and their location within the condensed consolidated financial statements is presented below (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) on Derivatives Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) on Derivatives Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016		2017	2016		2017	2016
Interest rate swaps	$1,393	$(1,515)	Interest expense, net	$(1,535)	$(1,266)	Change in fair value of derivative instruments	$39	$(3)
The Company has not posted any collateral related to its interest rate swap agreements; however, the Company’s obligations under the interest rate swap agreements are subject to the security and guarantee arrangements applicable to the Company’s credit facility. The interest rate swap agreements contain a cross-default provision under which the Company could be declared in default on its obligation under such agreements if certain conditions of default exist on the Company’s credit facility. At March 31, 2017, the termination value of the Company’s interest rate swaps, including accrued interest, was a net asset of $12.3 million.
5.    Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
Information about the Company’s financial assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, is presented below (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance at March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swaps	$12,265	$—	$12,265	$—

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

		Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$248	$248	$—	$—
Interest rate swaps	$10,680	$—	$10,680	$—
Liabilities
Interest rate swaps	$8	$—	$8	$—
The fair value of the Company’s interest rate swaps were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the interest rate swaps. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurement.
Fair Value of Long-term Debt
The estimated fair value of the Company’s long-term debt compared with its carrying amount is presented below (amounts in millions):

	March 31, 2017	December 31, 2016
Aggregate fair value	$2,460	$2,521
Aggregate carrying amount	2,370	2,422
The estimated fair value of the Company’s long-term debt is based on quoted market prices from various banks for similar instruments, which is considered a Level 2 input under the fair value measurement hierarchy.
6.    Members’ Equity
Changes in Members’ Equity and Noncontrolling Interest
The changes in members’ equity and noncontrolling interest for the three months ended March 31, 2017 were as follows (amounts in thousands):

	Voting Units	Non-voting Units	Members’ Equity	Accumulated Other Comprehensive Income	Total Station Casinos LLC Members’ Equity	Noncontrolling Interest	Total Members’ Equity
Balance at December 31, 2016	$—	$—	$612,820	$7,967	$620,787	$15,678	$636,465
Net income	—	—	56,100	—	56,100	2,261	58,361
Other comprehensive income	—	—	—	2,789	2,789	—	2,789
Share-based compensation	—	—	1,276	—	1,276	—	1,276
Distributions	—	—	(13,321)	—	(13,321)	(2,170)	(15,491)
Acquisition of subsidiary noncontrolling interests	—	—	5,016	—	5,016	(9,500)	(4,484)
Balance at March 31, 2017	$—	$—	$661,891	$10,756	$672,647	$6,269	$678,916
At March 31, 2017, noncontrolling interest represented a 50% ownership interest in MPM.
On May 3, 2017, the Company announced that it would pay a cash distribution of $11.6 million to Station Holdco on May 29, 2017.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Changes in Accumulated Other Comprehensive Income
The following table presents changes in accumulated other comprehensive income balances by component for the three months ended March 31, 2017 (amounts in thousands):

	Unrealized Gain on Interest Rate Swaps	Unrealized Gain on Available-for-sale Securities	Unrecognized Pension Liability	Total
Balances, December 31, 2016	$7,822	$139	$6	$7,967
Unrealized gain arising during the period	1,393	10	—	1,403
Amounts reclassified from accumulated other comprehensive income into income	1,535	(149)	—	1,386
Net current-period other comprehensive income (loss)	2,928	(139)	—	2,789
Balances, March 31, 2017	$10,750	$—	$6	$10,756
7.    Share-Based Compensation
Red Rock maintains an equity incentive plan which is designed to attract, retain and motivate employees and to align the interests of those individuals with the interests of the Company. A total of 11,585,479 shares of Red Rock’s Class A common stock are reserved for issuance under the plan, of which 4,596,616 shares were available for issuance at March 31, 2017.
    The following table presents information about share-based compensation awards under the equity incentive plan:

	Restricted Class A Common Stock		Stock Options
	Shares	Weighted-average grant date fair value	Shares	Weighted-average exercise price
Outstanding at January 1, 2017	199,411	$15.26	1,637,029	$19.71
Activity during the period:
Granted	176,732	21.74	3,159,955	21.73
Vested	(32,755)	11.23	—	—
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2017	343,388	$18.98	4,796,984	$21.04

The Company recognized share-based compensation expense of $1.3 million and $0.6 million, respectively, for the three months ended March 31, 2017 and 2016. At March 31, 2017, unrecognized share-based compensation cost was $32.9 million, which is expected to be recognized over a weighted-average period of 3.7 years.
8.    Write-downs and Other Charges, Net
Write-downs and other charges, net include various charges to record net losses on asset disposals and non-routine transactions. For the three months ended March 31, 2017, write-downs and other charges were $1.0 million, which included $0.8 million of development costs associated with various development and acquisition activities and a realized gain of $0.1 million on the sale of available-for-sale securities. For the three months ended March 31, 2016, write-downs and other charges were $2.4 million, which included $1.3 million in IPO-related advisory, legal and other costs that were not deferred as direct and incremental costs of the IPO, as well as $1.1 million in losses on asset disposals and severance expense.
9.    Related Party Transactions
Prior to April 27, 2017, the Company leased the land on which each of Boulder Station and Texas Station is located pursuant to long-term ground leases which provided for monthly payments of $222,933 and $366,435, respectively, subject to future increases. The Company leased this land from entities owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the “Related Lessor”). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III, the Company’s Chairman and Chief Executive Officer, and Lorenzo J. Fertitta, the Company’s Vice Chairman. On April 27, 2017, the Company acquired the land subject to the ground leases, including the residual interest in the gaming and hotel facilities and

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

other real property improvements thereon, for aggregate consideration of $120.0 million. As a result of such acquisition and the termination of the ground leases, the Company expects to recognize a charge in an amount equal to the difference between the aggregate consideration paid by the Company and the acquisition date fair value of the land and residual interests, which charge is expected to have a material impact on its net income and earnings per share for the three and six months ending June 30, 2017.
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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Company utilizes Adjusted EBITDA as the primary measure of each of its properties’ performance. The Company’s segment information and a reconciliation of net income to Adjusted EBITDA is presented below (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Net revenues
Las Vegas operations	$386,238	$331,458
Native American management	30,105	26,487
Reportable segment net revenues	416,343	357,945
Corporate and other	1,389	1,302
Net revenues	$417,732	$359,247

Net income	$58,361	$59,503
Adjustments
Preopening	30	348
Depreciation and amortization	45,253	39,427
Share-based compensation	1,276	620
Write-downs and other charges, net	1,028	2,368
Interest expense, net	34,944	35,068
Loss on extinguishment/modification of debt	2,019	—
Change in fair value of derivative instruments	(39)	3
Adjusted EBITDA attributable to MPM noncontrolling interest	(4,638)	(4,121)
Adjusted EBITDA (a)	$138,234	$133,216

Adjusted EBITDA
Las Vegas operations	$120,566	$119,010
Native American management	23,317	20,432
Reportable segment Adjusted EBITDA	143,883	139,442
Corporate and other	(5,649)	(6,226)
Adjusted EBITDA	$138,234	$133,216

________________________________________________________

(a)
Adjusted EBITDA includes net income plus preopening, depreciation and amortization, share-based compensation, write-downs and other charges, net, interest expense, net, loss on extinguishment/modification of debt and change in fair value of derivative instruments, and excludes Adjusted EBITDA attributable to the noncontrolling interests of MPM.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

12.    Condensed Consolidating Financial Information

In March 2013, the Company issued $500 million in aggregate principal amount of 7.50% senior notes due 2021 (the “7.50% Senior Notes”) pursuant to an indenture among the Company (the “Parent”), the guarantors party thereto (the “Guarantor Subsidiaries”) and Wells Fargo Bank, National Association, as trustee. The 7.50% Senior Notes are guaranteed by all subsidiaries of the Company other than NP Landco Holdco LLC and its subsidiaries, MPM, and SC Restaurant Holdco LLC. The following condensed consolidating financial statements present information about the Company, the Guarantor Subsidiaries and the non-guarantor subsidiaries. These condensed consolidating financial statements are presented in the provided form because (i) the Guarantor Subsidiaries are 100% owned subsidiaries of the Company (the issuer of the 7.50% Senior Notes), (ii) the guarantees are joint and several, and (iii) the guarantees are “full and unconditional,” as those terms are used in Regulation S-X Rule 3-10.  The guarantee of a Guarantor Subsidiary will be automatically released in certain customary circumstances, such as when such Guarantor Subsidiary is sold or all of the assets of such Guarantor Subsidiary are sold, the capital stock is sold, when such Guarantor Subsidiary is designated as an “unrestricted subsidiary” for purposes of the indenture, or upon legal defeasance or satisfaction and discharge of the indenture.

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS MARCH 31, 2017 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,523	$109,174	$—	$112,697	$2,941	$—	$115,638
Restricted cash	—	2,603	—	2,603	—	—	2,603
Receivables, net	3,187	37,559	—	40,746	5,066	—	45,812
Intercompany receivables	3,041	—	—	3,041	—	(3,041)	—
Loans to parent	—	941,953	(941,953)	—	—	—	—
Inventories	—	10,715	—	10,715	142	—	10,857
Prepaid gaming tax	—	22,506	—	22,506	136	—	22,642
Prepaid expenses and other current assets	7,824	6,606	—	14,430	360	—	14,790
Assets held for sale	—	—	—	—	19,020	—	19,020
Total current assets	17,575	1,131,116	(941,953)	206,738	27,665	(3,041)	231,362
Property and equipment, net	69,276	2,369,389	—	2,438,665	9,485	—	2,448,150
Goodwill	1,234	194,442	—	195,676	—	—	195,676
Intangible assets, net	1,000	134,170	—	135,170	8,954	—	144,124
Land held for development	—	83,700	—	83,700	80,000	—	163,700
Investments in joint ventures	—	10,187	—	10,187	—	—	10,187
Native American development costs	—	15,536	—	15,536	—	—	15,536
Investments in subsidiaries	3,837,793	6,232	(3,786,996)	57,029	—	(57,029)	—
Other assets, net	40,084	18,301	—	58,385	1,075	—	59,460
Total assets	$3,966,962	$3,963,073	$(4,728,949)	$3,201,086	$127,179	$(60,070)	$3,268,195

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) MARCH 31, 2017 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$5,197	$22,004	$—	$27,201	$384	$—	$27,585
Accrued interest payable	5,840	19	—	5,859	7	—	5,866
Other accrued liabilities	15,687	140,733	—	156,420	17,252	—	173,672
Intercompany payables	—	—	—	—	3,041	(3,041)	—
Loans from subsidiaries	941,953	—	(941,953)	—	—	—	—
Current portion of long-term debt	44,643	779	—	45,422	—	—	45,422
Total current liabilities	1,013,320	163,535	(941,953)	234,902	20,684	(3,041)	252,545
Long-term debt, less current portion	2,279,676	1,355	—	2,281,031	43,193	—	2,324,224
Deficit investment in joint venture	—	2,281	—	2,281	—	—	2,281
Other long-term liabilities	1,319	8,906	—	10,225	4	—	10,229
Total liabilities	3,294,315	176,077	(941,953)	2,528,439	63,881	(3,041)	2,589,279
Members’ equity:
Total Station Casinos LLC members’ equity (deficit)	672,647	3,786,996	(3,786,996)	672,647	57,029	(57,029)	672,647
Noncontrolling interest	—	—	—	—	6,269	—	6,269
Total members’ equity	672,647	3,786,996	(3,786,996)	672,647	63,298	(57,029)	678,916
Total liabilities and members’ equity	$3,966,962	$3,963,073	$(4,728,949)	$3,201,086	$127,179	$(60,070)	$3,268,195

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued) DECEMBER 31, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$7,417	$22,761	$—	$30,178	$326	$—	$30,504
Accrued interest payable	15,799	8	—	15,807	34	—	15,841
Other accrued liabilities	13,298	137,395	—	150,693	1,815	—	152,508
Intercompany payables	—	—	—	—	4,775	(4,775)	—
Loans from subsidiaries	846,947	—	(846,947)	—	—	—	—
Current portion of long-term debt	44,730	1,333	—	46,063	—	—	46,063
Total current liabilities	928,191	161,497	(846,947)	242,741	6,950	(4,775)	244,916
Long-term debt, less current portion	2,259,212	1,648	—	2,260,860	115,378	—	2,376,238
Deficit investment in joint venture	—	2,307	—	2,307	—	—	2,307
Other long-term liabilities	1,347	8,694	—	10,041	—	—	10,041
Total liabilities	3,188,750	174,146	(846,947)	2,515,949	122,328	(4,775)	2,633,502
Members’ equity:
Total Station Casinos LLC members’ equity	620,787	3,691,790	(3,691,790)	620,787	(9,283)	9,283	620,787
Noncontrolling interest	—	—	—	—	15,678	—	15,678
Total members’ equity	620,787	3,691,790	(3,691,790)	620,787	6,395	9,283	636,465
Total liabilities and members’ equity	$3,809,537	$3,865,936	$(4,538,737)	$3,136,736	$128,723	$4,508	$3,269,967

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2017 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$261,191	$—	$261,191	$1,781	$—	$262,972
Food and beverage	—	79,965	—	79,965	150	—	80,115
Room	—	48,419	—	48,419	1,345	—	49,764
Other	—	23,463	—	23,463	2,458	(3,101)	22,820
Management fees	1,711	16,931	—	18,642	11,710	(125)	30,227
Gross revenues	1,711	429,969	—	431,680	17,444	(3,226)	445,898
Promotional allowances	—	(28,041)	—	(28,041)	(125)	—	(28,166)
Net revenues	1,711	401,928	—	403,639	17,319	(3,226)	417,732

Operating costs and expenses:
Casino	—	101,056	—	101,056	598	—	101,654
Food and beverage	—	55,016	—	55,016	30	—	55,046
Room	—	19,420	—	19,420	647	—	20,067
Other	—	6,848	—	6,848	985	—	7,833
Selling, general and administrative	8,268	81,327	—	89,595	5,457	(3,101)	91,951
Preopening	—	30	—	30	—	—	30
Depreciation and amortization	3,972	38,188	—	42,160	3,093	—	45,253
Management fee expense	—	—	—	—	125	(125)	—
Write-downs and other charges, net	750	269	—	1,019	9	—	1,028
	12,990	302,154	—	315,144	10,944	(3,226)	322,862
Operating (loss) income	(11,279)	99,774	—	88,495	6,375	—	94,870
Earnings from subsidiaries	101,575	2,261	(102,269)	1,567	—	(1,567)	—
Earnings from joint ventures	—	415	—	415	—	—	415
Operating (loss) income and earnings from subsidiaries and joint ventures	90,296	102,450	(102,269)	90,477	6,375	(1,567)	95,285

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Continued) FOR THE THREE MONTHS ENDED MARCH 31, 2017 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other (expense) income:
Interest expense, net	(32,216)	(181)	—	(32,397)	(2,547)	—	(34,944)
Loss on extinguishment/modification of debt	(2,019)	—	—	(2,019)	—	—	(2,019)
Change in fair value of derivative instruments	39	—	—	39	—	—	39
	(34,196)	(181)	—	(34,377)	(2,547)	—	(36,924)
Net income	56,100	102,269	(102,269)	56,100	3,828	(1,567)	58,361
Less: net income attributable to noncontrolling interests	—	—	—	—	2,261	—	2,261
Net income attributable to Station Casinos LLC	$56,100	$102,269	$(102,269)	$56,100	$1,567	$(1,567)	$56,100
Comprehensive income attributable to Station Casinos LLC	$58,889	$102,269	$(102,269)	$58,889	$1,567	$(1,567)	$58,889

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Casino	$—	$237,976	$—	$237,976	$1,795	$—	$239,771
Food and beverage	—	66,467	—	66,467	153	—	66,620
Room	—	33,344	—	33,344	1,040	—	34,384
Other	2	17,952	—	17,954	2,103	(2,875)	17,182
Management fees	1,529	14,688	—	16,217	10,538	(106)	26,649
Gross revenues	1,531	370,427	—	371,958	15,629	(2,981)	384,606
Promotional allowances	—	(25,242)	—	(25,242)	(117)	—	(25,359)
Net revenues	1,531	345,185	—	346,716	15,512	(2,981)	359,247

Operating costs and expenses:
Casino	—	86,827	—	86,827	594	—	87,421
Food and beverage	—	42,486	—	42,486	38	—	42,524
Room	—	11,785	—	11,785	600	—	12,385
Other	—	5,003	—	5,003	719	—	5,722
Selling, general and administrative	3,062	69,786	—	72,848	5,117	(2,875)	75,090
Preopening	—	348	—	348	—	—	348
Depreciation and amortization	3,550	32,785	—	36,335	3,092	—	39,427
Management fee expense	—	—	—	—	106	(106)	—
Write-downs and other charges, net	1,290	1,114	—	2,404	(36)	—	2,368
	7,902	250,134	—	258,036	10,230	(2,981)	265,285
Operating (loss) income	(6,371)	95,051	—	88,680	5,282	—	93,962
Earnings from subsidiaries	94,801	1,864	(96,476)	189	—	(189)	—
Earnings from joint ventures	—	612	—	612	—	—	612
Operating (loss) income and earnings from subsidiaries and joint ventures	88,430	97,527	(96,476)	89,481	5,282	(189)	94,574

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Continued) FOR THE THREE MONTHS ENDED MARCH 31, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Other expense:
Interest expense, net	(30,788)	(1,051)	—	(31,839)	(3,229)	—	(35,068)
Change in fair value of derivative instruments	(3)	—	—	(3)	—	—	(3)
	(30,791)	(1,051)	—	(31,842)	(3,229)	—	(35,071)
Net income	57,639	96,476	(96,476)	57,639	2,053	(189)	59,503
Less: net income attributable to noncontrolling interests	—	—	—	—	1,864	—	1,864
Net income attributable to Station Casinos LLC	$57,639	$96,476	$(96,476)	$57,639	$189	$(189)	$57,639
Comprehensive income attributable to Station Casinos LLC	$57,409	$96,476	$(96,476)	$57,409	$189	$(189)	$57,409

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2017 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(42,312)	$134,131	$—	$91,819	$4,309	$—	$96,128
Cash flows from investing activities:
Capital expenditures, net of related payables	(7,236)	(33,895)	—	(41,131)	(202)	—	(41,333)
Proceeds from asset sales	—	522	—	522	1	—	523
Distributions in excess of earnings from joint ventures	—	432	—	432	—	—	432
Distributions from subsidiaries	7,761	2,170	(7,761)	2,170	—	(2,170)	—
Loans to parent, net	—	(98,178)	98,178	—	—	—	—
Native American development costs	—	(798)	—	(798)	—	—	(798)
Investment in subsidiaries	(61,900)	—	—	(61,900)	—	61,900	—
Other, net	13	(790)	—	(777)	—	—	(777)
Net cash used in investing activities	(61,362)	(130,537)	90,417	(101,482)	(201)	59,730	(41,953)
Cash flows from financing activities:
Borrowings under credit agreements with original maturity dates greater than three months	185,000	—	—	185,000	—	—	185,000
Payments under credit agreements with original maturities greater than three months	(151,877)	—	—	(151,877)	(57,266)	—	(209,143)
Capital contributions from parent	—	—	—	—	61,900	(61,900)	—
Distributions to members and noncontrolling interests	(13,321)	(7,761)	7,761	(13,321)	(4,340)	2,170	(15,491)
Payment of debt issuance costs	(16,687)	—	—	(16,687)	(174)	—	(16,861)
Loans from subsidiaries, net	98,178	—	(98,178)	—	—	—	—
Payments on other debt	(551)	(847)	—	(1,398)	—	—	(1,398)
Acquisition of subsidiary noncontrolling interests	—	—	—	—	(4,484)	—	(4,484)
Other, net	—	(6,119)	—	(6,119)	—	—	(6,119)
Net cash provided by (used in) financing activities	100,742	(14,727)	(90,417)	(4,402)	(4,364)	(59,730)	(68,496)
Cash and cash equivalents:
Decrease in cash and cash equivalents	(2,932)	(11,133)	—	(14,065)	(256)	—	(14,321)
Balance, beginning of period	6,455	120,307	—	126,762	3,197	—	129,959
Balance, end of period	$3,523	$109,174	$—	$112,697	$2,941	$—	$115,638
Supplemental cash flow disclosures:
Cash paid for interest	$36,703	$21	$—	$36,724	$1,994	$—	$38,718
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$2,630	$26,517	$—	$29,147	$183	$—	$29,330

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(36,330)	$127,418	$—	$91,088	$4,985	$—	$96,073
Cash flows from investing activities:
Capital expenditures, net of related payables	(1,706)	(29,407)	—	(31,113)	(188)	—	(31,301)
Distributions from subsidiaries	7,308	2,120	(7,308)	2,120	—	(2,120)	—
Proceeds from repayment of advances to subsidiaries, net	31,556	—	(31,556)	—	—	—	—
Loans to parent, net	—	(53,692)	53,692	—	—	—	—
Native American development costs	—	(386)	—	(386)	—	—	(386)
Investments in subsidiaries	(478)	—	—	(478)	—	478	—
Other, net	15	(274)	—	(259)	(487)	—	(746)
Net cash provided by (used in) investing activities	36,695	(81,639)	14,828	(30,116)	(675)	(1,642)	(32,433)
Cash flows from financing activities:
Borrowings under credit agreements with original maturities of three months or less, net	10,000	—	—	10,000	—	—	10,000
Payments under credit agreements with original maturities greater than three months	(48,142)	(750)	—	(48,892)	—	—	(48,892)
Capital contributions from parent	—	—	—	—	478	(478)	—
Distributions to members and noncontrolling interests	(364)	(13,170)	7,308	(6,226)	(4,241)	2,120	(8,347)
Payments on derivative instruments with other-than-insignificant financing elements	(1,786)	—	—	(1,786)	—	—	(1,786)
Loans from subsidiaries, net	53,692	—	(53,692)	—	—	—	—
Payments on advances from parent, net	—	(31,556)	31,556	—	—	—	—
Payments on other debt	(499)	(862)	—	(1,361)	—	—	(1,361)
Other, net	(1,316)	(6,000)	—	(7,316)	—	—	(7,316)
Net cash provided by (used in) financing activities	11,585	(52,338)	(14,828)	(55,581)	(3,763)	1,642	(57,702)

STATION CASINOS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued) FOR THE THREE MONTHS ENDED MARCH 31, 2016 (amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Parent and Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	11,950	(6,559)	—	5,391	547	—	5,938
Balance, beginning of period	5,897	107,114	—	113,011	3,612	—	116,623
Balance, end of period	$17,847	$100,555	$—	$118,402	$4,159	$—	$122,561
Supplemental cash flow disclosures:
Cash paid for interest	$37,200	$907	$—	$38,107	$981	$—	$39,088
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$4,777	$13,369	$—	$18,146	$67	$—	$18,213

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes (the “Condensed Consolidated Financial Statements”) included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Overview
Station Casinos LLC (“us,” “we,” “our,” or the “Company”) is a gaming, development and management company established in 1976 that develops and operates casino entertainment properties. Including our most recent acquisition of Palms Casino Resort (“Palms”) in October 2016, we own and operate ten major gaming and entertainment facilities and ten smaller casinos (three of which are 50% owned) in the Las Vegas regional market. In addition, we manage Graton Resort & Casino (‘‘Graton Resort’’) in Sonoma County, California and Gun Lake Casino (‘‘Gun Lake’’) in Allegan County, Michigan, both on behalf of Native American tribes.
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
A significant portion of our business is dependent upon customers who live and/or work in the Las Vegas metropolitan area. The Las Vegas economy, although severely impacted by the recession and housing crisis that spanned from 2008 to 2011, began to stabilize in 2012 and, based on population and employment growth, is once again one of the fastest growing economies in the United States. Based on a recent U.S. Census Bureau release, Nevada was second among all states in percentage growth of population from July 2015 to July 2016. In addition, based on preliminary data for March 2017 from the U.S. Bureau of Labor Statistics, Las Vegas experienced a 3.1% year-over-year increase in employment to 966,200 which is an all-time high. This resulted in an unemployment rate of 4.8% which has declined from 14.1% in July 2011. Businesses and consumers in Las Vegas continue to increase their spending as evidenced by 44 consecutive months of year-over-year increases in taxable retail sales from July 2013 to February 2017. Home values have also improved significantly over the past several years with the median price of an existing single family home in Las Vegas up approximately 116% at March 2017 compared to January 2012, as reported by the Greater Las Vegas Association of Realtors.
The Las Vegas economy has shown improvements in employment, taxable sales and home prices, and we believe the stabilization of the local economy, positive trends in many of the key economic indicators and future projects and infrastructure investments provide a foundation for future growth in our business. Although we experienced improved operating results over the past few years due, in part, to more favorable local economic conditions, we cannot be sure if, or how long, these favorable market conditions will persist or that they will continue to positively impact our results of operations.
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
Food and beverage revenue measures:

•	Average guest check is a measure of sales and represents the average amount spent per customer visit.

•	Number of guests served is an indicator of volume.
Room revenue measures:

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by total rooms available.

•	Average daily rate (“ADR”) is calculated by dividing total room revenue, which includes the retail value of complimentary rooms, by total rooms occupied, including complimentary rooms.

•	Revenue per available room is calculated by dividing total room revenue by total rooms available.
Results of Operations
Information about our results of operations is presented below (dollars in thousands):

	Three Months Ended March 31,		Percent change
	2017	2016
Net revenues	$417,732	$359,247	16.3%
Operating income	94,870	93,962	1.0%

Casino revenues	262,972	239,771	9.7%
Casino expenses	101,654	87,421	16.3%
Margin	61.3%	63.5%

Food and beverage revenues	80,115	66,620	20.3%
Food and beverage expenses	55,046	42,524	29.4%
Margin	31.3%	36.2%

Room revenues	49,764	34,384	44.7%
Room expenses	20,067	12,385	62.0%
Margin	59.7%	64.0%

Other revenues	22,820	17,182	32.8%
Other expenses	7,833	5,722	36.9%

Management fee revenue	30,227	26,649	13.4%

Selling, general and administrative expenses	91,951	75,090	22.5%
Percent of net revenues	22.0%	20.9%

Depreciation and amortization	45,253	39,427	14.8%
Write-downs and other charges, net	1,028	2,368	n/m
Interest expense, net	34,944	35,068	(0.4)%
Loss on extinguishment/modification of debt	2,019	—	n/m
Net income attributable to noncontrolling interests	2,261	1,864	21.3%
______________________________
n/m = Not meaningful
We view each of our Las Vegas casino properties as individual operating segments. We aggregate all of our Las Vegas operating segments into one reportable segment because all of our Las Vegas properties offer similar products, cater to the same customer base, have the same regulatory and tax structure, share the same marketing techniques, are directed by a centralized management structure and have similar economic characteristics. We also aggregate our Native American management arrangements into one reportable segment. The results of operations for our Native American management segment are discussed in the section entitled “Management Fee Revenue” below and the results of operations of our Las Vegas operations are discussed in the remaining sections. For the three months ended March 31, 2017, references to same-store basis represents results of operations excluding the impact of operations of Palms Casino Resort (“Palms”), which was acquired in the fourth quarter of 2016.
Net Revenues. Net revenues for the three months ended March 31, 2017 increased by 16.3% as compared to the prior year period primarily due to the acquisition of Palms. Same-store net revenues, which are further discussed below, increased 3.8% as compared to the prior year period, and were negatively impacted by construction disruption at Palace Station associated with the upgrade and expansion project that commenced during the fourth quarter of 2016.
Operating Income. Operating income increased by 1.0% for the three months ended March 31, 2017 as compared to the prior year period, and same-store operating income decreased 3.5% as compared to the prior year period. Components of operating income for the three month comparative periods are discussed below.
Casino.  Casino revenues increased by 9.7% for the three months ended March 31, 2017 as compared to the prior year period primarily due to the acquisition of Palms. Casino revenues on a same-store basis increased by 2.2% for the three months ended March 31, 2017 as compared to the prior year period due to higher slot revenue while table games revenue and sports revenue remained relatively flat. For the three months ended March 31, 2017, casino expenses increased by 16.3% as compared to the prior year period as a result of the increase in revenues, as well as increases in employee expenses.
Food and Beverage.  For the three months ended March 31, 2017, food and beverage revenue increased by 20.3% as compared to the prior year period largely due to the acquisition of Palms. Food and beverage revenue on a same-store basis increased by 2.6% as compared to the prior year period primarily due to the opening of several new restaurants during 2016. The average guest check increased 0.8% on a same-store basis for the three months ended March 31, 2017 as compared to the prior year period and same-store covers increased by 0.7% quarter over quarter. Food and beverage expenses increased by 29.4% for the three months ended March 31, 2017 as compared to the prior year period due to the acquisition of Palms and the addition of the new restaurants, as well as enhancements to our food and beverage product offerings and service levels.
Room.  Information about our hotel operations is presented below:

	Three Months Ended March 31,
	2017	2016
Occupancy	92.2%	93.5%
Average daily rate	$102.12	$90.05
Revenue per available room	$94.12	$84.22
     For the three months ended March 31, 2017, room revenues increased by 44.7%, primarily due to the acquisition of Palms. ADR increased by 13.4% as compared to the prior year period, partially offset by a 136 basis point decrease in occupancy rate. Room revenues on a same-store basis increased 6.7% and ADR increased 8.8% as compared to the prior year period. Room expenses also increased for the three months ended March 31, 2017 as compared to the prior year period, primarily due to the acquisition of Palms, as well as increases in employee expenses.
Other.  Other primarily represent revenues from tenant leases, retail outlets, bowling, spas and entertainment. Other revenues increased by $5.6 million for the three months ended March 31, 2017 as compared to the prior year period, and other expenses increased $2.1 million for the three months ended March 31, 2017 as compared to the prior year period, primarily due to the acquisition of Palms.
Management Fee Revenue.  Management fee revenue primarily represents management and development fees earned from our management agreements with Graton Resort and Gun Lake. Management fee revenue increased 13.4% to $30.2 million for the three months ended March 31, 2017 as compared to $26.6 million for the prior year period. The increase was due to higher slot and table games revenue as well as the opening of an expansion at Graton Resort, which included a 200-room hotel, convention space and other resort amenities, in the fourth quarter of 2016. A portion of the casino expansion at Gun Lake opened in May 2017, and the remainder is expected to open in September 2017. The Gun Lake management agreement expires in February 2018.

Management fee revenue also includes reimbursable costs, which represent amounts received or due under our management agreements with Native American tribes for the reimbursement of expenses, primarily compensation costs, that we incur on their behalf. We recognize reimbursable cost revenues on a gross basis with an offsetting amount charged to operating expenses. Reimbursable cost revenues for the three months ended March 31, 2017 and 2016 were $2.1 million and $1.9 million, respectively.
Selling, General and Administrative (“SG&A”). For the three months ended March 31, 2017, SG&A expenses increased by $16.9 million or 22.5% as compared to the prior year period, primarily due to SG&A expense of Palms, as well as higher employee expenses, as compared to the prior year period. In April 2017, we purchased entities that own certain land on which Texas Station and Boulder Station are located. The land was previously leased under long-term operating leases with a related party lessor. Annual rent expense will decrease by approximately $7.1 million as a result of the land acquisition.
Depreciation and Amortization.  For the three months ended March 31, 2017, depreciation and amortization expense increased to $45.3 million as compared to $39.4 million for the prior year period primarily due to the acquisition of Palms, as well as accelerated depreciation related to the upgrade and expansion of Palace Station.
Write-downs and Other Charges, net. Write-downs and other charges, net include various charges to record net losses on asset disposals and non-routine transactions. For the three months ended March 31, 2017, write-downs and other charges were $1.0 million, which included $0.8 million of development costs associated with various development and acquisition activities. For the three months ended March 31, 2016, write-downs and other charges were $2.4 million, which included $1.3 million in IPO-related advisory, legal and other costs that were not deferred as direct and incremental costs of the IPO, as well as $1.1 million in losses on asset disposals and severance expense.
Interest Expense, net.  Interest expense, net decreased slightly to $34.9 million for the three months ended March 31, 2017 as compared to $35.1 million for the prior year period. The decrease in interest expense was primarily related to the January 2017 Term Loan B Facility repricing, which resulted in a 50 basis point reduction to its interest rate margins, and the repayment of Fertitta Entertainment’s credit facility in May 2016, offset by additional interest expense from increased borrowings under the credit facility, including a $125.0 million upsizing of our Term Loan B Facility. A description of the repricing and upsizing of the Term Loan B Facility is included in Note 3 to the Condensed Consolidated Financial Statements.
Loss on Extinguishment/Modification of Debt. For the three months ended March 31, 2017, we recorded a $2.0 million loss on extinguishment/modification of debt related to the repricing and upsizing of our Term Loan B Facility.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the portion of net income of MPM that is attributable to third party interests.

Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2017 and 2016 for our two reportable segments and a reconciliation of net income to Adjusted EBITDA is presented below (amounts in thousands). The Las Vegas operations segment includes all of our Las Vegas area casino properties and the Native American management segment includes our Native American management arrangements.

	Three Months Ended March 31,
	2017	2016
Net revenues
Las Vegas operations	$386,238	$331,458
Native American management	30,105	26,487
Reportable segment net revenues	416,343	357,945
Corporate and other	1,389	1,302
Consolidated net revenues	$417,732	$359,247

Net income	$58,361	$59,503
Adjustments
Preopening	30	348
Depreciation and amortization	45,253	39,427
Share-based compensation	1,276	620
Write-downs and other charges, net	1,028	2,368
Interest expense, net	34,944	35,068
Loss on extinguishment/modification of debt	2,019	—
Change in fair value of derivative instruments	(39)	3
Adjusted EBITDA attributable to MPM noncontrolling interest	(4,638)	(4,121)
Adjusted EBITDA	$138,234	$133,216

Adjusted EBITDA
Las Vegas operations	$120,566	$119,010
Native American management	23,317	20,432
Reportable segment Adjusted EBITDA	143,883	139,442
Corporate and other	(5,649)	(6,226)
Consolidated Adjusted EBITDA	$138,234	$133,216

The increase in Adjusted EBITDA for the three months ended March 31, 2017 as compared to the prior year period is due to the factors described above.
Adjusted EBITDA is a non-GAAP measure that is presented solely as a supplemental disclosure. We believe that Adjusted EBITDA is a widely used measure of operating performance in our industry and is a principal basis for valuation of gaming companies. We believe that in addition to net income, Adjusted EBITDA is a useful financial performance measurement for assessing our operating performance because it provides information about the performance of our ongoing core operations excluding non-cash expenses, financing costs, and other non-operational items. Adjusted EBITDA includes net income plus preopening, depreciation and amortization, share-based compensation, write-downs and other charges, net, interest expense, net, loss on extinguishment/modification of debt and change in fair value of derivative instruments, and excludes Adjusted EBITDA attributable to the noncontrolling interests of MPM.
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
Recent Developments
Prior to April 27, 2017, we leased from a related party the land on which each of Boulder Station and Texas Station is located pursuant to long-term ground leases which provided for monthly payments of $222,933 and $366,435, respectively, subject to future increases. On April 27, 2017, we acquired the land, including the residual interest in the gaming and hotel facilities and other real property improvements thereon, for aggregate consideration of $120.0 million, which was funded with borrowings under our Revolving Credit Facility. As a result of such acquisition and the termination of the ground leases, we expect to recognize a charge in an amount equal to the difference between the aggregate consideration paid by us and the acquisition date fair value of the land and residual interests, which charge is expected to have a material impact on our net income and earnings per share for the three and six months ending June 30, 2017.
Liquidity and Capital Resources
The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, investments and subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, the risks described in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.
Credit Facility Amendments
In January 2017, we amended our credit facility to increase our existing Term Loan B Facility by $125.0 million to an aggregate outstanding principal amount of $1.6 billion and reduce the applicable margins for LIBOR and base rate loans by 50 basis points. As a result of the increase to the Term Loan B Facility, our required quarterly principal payments increased to $4.1 million. We used the proceeds of the incremental Term Loan B Facility borrowings to repay outstanding borrowings under our Revolving Credit Facility and pay fees and expenses incurred in connection with the transaction, including a repricing fee of $14.9 million, which represented 1.00% of the aggregate principal amount of the Term Loan B Facility outstanding prior to the $125.0 million increase in borrowings.
In May 2017, we completed a series of amendments to our credit facility to increase our existing Term Loan A Facility by $50.0 million to an aggregate outstanding principal amount of $265.0 million and reduce the applicable margins for LIBOR and base rate loans under the Revolving Credit Facility and Term Loan A Facility. As amended, the Revolving Credit Facility and the Term Loan A Facility bear interest at a rate per annum, at our option, equal to either LIBOR plus an amount ranging from 1.75% to 2.00% or base rate plus an amount ranging from 0.75% to 1.00%, depending on our consolidated leverage ratio. Prior to the amendments, the Revolving Credit Facility and the Term Loan A Facility bore interest at a rate per annum, at our option and subject to a leverage-based grid, of either LIBOR plus an amount ranging from 1.75% to 2.75% or base rate plus an amount ranging from 0.75% to 1.75%. Annual interest payments are expected to decrease by approximately $10.7 million as a result of the credit facility repricings.
Also in May 2017, we amended our credit facility to increase our Term Loan B Facility by an additional $250.0 million to an aggregate outstanding principal amount of $1.8 billion. We applied the proceeds of the incremental borrowings under the Term Loan B Facility, together with cash on hand, to pay for the redemption of $250.0 million of our 7.50% Senior Notes and to pay fees and expenses incurred in connection with the transactions.
Restructured Land Loan
In March 2017, we paid $61.8 million in full settlement of the $72.6 million outstanding principal amount owed to Deutsche Bank AG Cayman Islands Branch (“Deutsche Bank”) under the Restructured Land Loan. In addition, the outstanding warrants held by Deutsche Bank and JPMorgan Chase Bank, N.A. (“JPMorgan”) to purchase 60% of the equity interests of both CV Propco, LLC (“CV Propco”) and NP Tropicana LLC (“NP Tropicana”) were canceled. Annual interest payments are expected to decrease by approximately $2.1 million as a result of the partial repayment of the Restructured Land Loan.

7.50% Senior Notes
As noted above, we redeemed $250.0 million in aggregate principal amount of our 7.50% Senior Notes (the “Partial Notes Redemption”) at a redemption price equal to 103.75% of the principal amount of such notes. Following the Partial Notes Redemption, $250.0 million in aggregate principal amount of 7.50% Senior Notes remain outstanding. Annual interest payments are expected to decrease by approximately $10.0 million as a result of the Partial Notes Redemption.
Capital Resources and Liquidity
At March 31, 2017, we had $115.6 million in cash and cash equivalents used for the day-to-day operations of our properties. At March 31, 2017, our borrowing availability under our Revolving Credit Facility, subject to continued compliance with the terms of our credit facility, was $616.8 million, which was net of $35.0 million in outstanding borrowings and $33.2 million in outstanding letters of credit and similar obligations. In April 2017, we borrowed $120.0 million under our Revolving Credit Facility to fund the purchase of entities that own certain land on which Texas Station and Boulder Station are located.
Our anticipated uses of cash for the remainder of 2017 include (i) principal and interest payments on our indebtedness totaling approximately $41.0 million and $83.2 million, respectively, (ii) approximately $135 million to $160 million for capital expenditures, which includes amounts related to the upgrade and expansion project at Palace Station, and (iii) distributions to our members and noncontrolling interests, including a distribution of $11.6 million that we expect to pay to Station Holdco on May 29, 2017.
We believe that cash flows from operations, available borrowings under our credit facility and existing cash balances will be adequate to satisfy our other anticipated uses of capital for the next twelve months. We regularly assess our projected capital requirements for capital expenditures, repayment of debt obligations, and payment of other general corporate and operational needs. In the long term, we expect that we will fund our capital requirements with a combination of cash generated from operations, borrowings under our Revolving Credit Facility and the issuance of new debt as market conditions may permit. However, our cash flow and ability to obtain financing on terms that are satisfactory to us, or at all, may be affected by a variety of factors, many of which are outside of our control, including competition, general economic and business conditions and financial markets. As a result, we cannot provide any assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements or other obligations.
A summary of our cash flow information is presented below (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Cash flows provided by (used in):
Operating activities	$96,128	$96,073
Investing activities	(41,953)	(32,433)
Financing activities	(68,496)	(57,702)
Cash Flows from Operations
Our operating cash flows primarily consist of operating income generated by our properties (excluding depreciation and other non-cash charges), interest paid and normal fluctuations in working capital accounts such as inventories, prepaid expenses, receivables and payables. The majority of our revenue is generated from our slot machine and table game play, which is conducted mainly on a cash basis. Our food and beverage, room and other revenues are also primarily cash-based. As a result, fluctuations in our revenues have a direct impact on our cash flow from operations. For both the three months ended March 31, 2017 and 2016, cash provided by operating activities was $96.1 million. Operating cash flows increased due to the acquisition of Palms and improved operating results at our Native American managed properties as described under Results of Operations above. This increase was offset by normal changes in working capital.
Cash Flows from Investing Activities
For the three months ended March 31, 2017, capital expenditures were $41.3 million, which were primarily related to various renovation projects, including the upgrade and expansion project at Palace Station which commenced in October 2016, as well as the purchase of slot machines and related gaming equipment. During the three months ended March 31, 2016, capital expenditures were $31.3 million, and were primarily related to various renovation projects at our properties. In addition, during the three months ended March 31, 2017 and 2016, we paid $0.8 million and $0.4 million, respectively, in reimbursable advances for the North Fork project.

Cash Flows from Financing Activities
During the three months ended March 31, 2017, we completed a $125.0 million upsizing and repricing of our Term Loan B Facility and paid $16.7 million in related fees and expenses. During the same period, we paid $61.8 million in full settlement of outstanding principal due to Deutsche Bank under the Restructured Land Loan, of which $4.5 million was attributed to the acquisition of outstanding warrants of CV Propco and NP Tropicana and the remainder was attributed to the extinguishment of the debt. During the three months ended March 31, 2017, cash distributions totaled $15.5 million, consisting of $13.3 million paid to members of Station Holdco and $2.2 million paid by MPM to its noncontrolling interest holders.
During the three months ended March 31, 2016, we paid $49.7 million in principal payments on our indebtedness, which included a mandatory excess cash flow payment of $43.7 million. During the same period, cash distributions totaled $8.3 million, consisting of $6.2 million in distributions to members of Station Holdco and $2.1 million paid by MPM to its noncontrolling interest holders.
Restrictive Covenants
During the three months ended March 31, 2017, there were no changes in the covenants included in our credit facility or the indenture governing our 7.50% Senior Notes. A description of these covenants is included in Liquidity and Capital Resources in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. A description of the covenants included in our credit facility is also included in Note 3 to the Condensed Consolidated Financial Statements. We believe that as of March 31, 2017, we were in compliance with the covenants contained in our credit facility and the indenture governing our 7.50% Senior Notes.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities and our derivative arrangements are described in Note 4 to the Condensed Consolidated Financial Statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At March 31, 2017, we had outstanding letters of credit and similar obligations totaling $33.2 million.
Contractual Obligations
During the three months ended March 31, 2017, there have been no material changes to the contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016 other than the impact of our Term Loan B Facility repricing, the amendments to our credit facility and the partial repayment of the Restructured Land Loan as described in Note 3 to the Condensed Consolidated Financial Statements. As a result of these debt transactions, including the impact of the Partial Notes Redemption, we expect annual interest payments to decrease by approximately $22.8 million. In addition, annual rent payments under operating leases will decrease by approximately $7.1 million as a result of our acquisition in April 2017 of entities that hold certain land on which Texas Station and Boulder Station are located.
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
The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature meets every two years for 120 days and when special sessions are called by the Governor. The most recent regular legislative session convened on February 6, 2017 and will adjourn no later than June 5, 2017. There are currently no specific proposals to increase taxes on gaming revenue, but there are no assurances that an increase in taxes on gaming or other revenue will not be proposed and passed by the Nevada Legislature in the future.

Description of Certain Indebtedness
A description of our indebtedness is included in Note 11 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to the terms of our indebtedness during the three months ended March 31, 2017 except for the repricing of our Term Loan B Facility, the amendments to our credit facility and the partial repayment of the Restructured Land Loan as described above and in Note 3 to the Condensed Consolidated Financial Statements.
Derivative and Hedging Activities
A description of our derivative and hedging activities is included in Note 4 to the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
A description of our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2017.
Forward-looking Statements
When used in this report and elsewhere by management from time to time, the words “may”, “might”, “could”, “believes”, “anticipates”, “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, our ability to integrate the operations of Palms and realize cost savings and other synergies related to the acquisition; the impact of our substantial indebtedness; the effects of local and national economic, credit and capital market conditions on consumer spending and the economy in general, and on the gaming and hotel industries in particular; the effects of competition, including locations of competitors and operating and market competition; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; risks associated with construction projects, including disruption of our operations, shortages of materials or labor, unexpected costs, unforeseen permitting or regulatory issues and weather; litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation; acts of war or terrorist incidents or natural disasters; risks associated with the collection and retention of data about our customers, employees, suppliers and business partners; and other risks described in our filings with the Securities and Exchange Commission. All forward-looking statements are based on our current expectations and projections about future events. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
Item 3.        Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. There have been no material changes in our market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4.    Controls and Procedures

The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2017. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, and are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.    Other Information
Item 1.       Legal Proceedings

The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of such matters, and litigation inherently involves significant costs.

Item 1A.    Risk Factors
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds—None.

Item 3.    Defaults Upon Senior Securities—None.

Item 4.    Mine Safety Disclosures—None.

Item 5.    Other Information—None.
Item 6.    Exhibits

(a)	Exhibits

No. 10.1—First Amendment to Credit Agreement dated as of January 30, 2017, by and among Station, the other Station Parties, the lenders party thereto, and Deutsche Bank AG Cayman Islands Branch, as administrative agent. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 30, 2017.)

No. 10.2—Incremental Joinder Agreement dated as of January 30, 2017 by and among Station, the guarantors party thereto, Red Rock Resorts, Inc. Station Holdco LLC, each of the Incremental Term B Lenders party thereto and Deutsche Bank AG Cayman Islands Branch, as administrative agent. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 30, 2017.)

No. 10.3—Second Loan Modification Agreement and Consent dated as of March 3, 2017, by and among CV Propco, LLC, NP Tropicana LLC, NP Landco Holdco LLC, the lenders from time to time party thereto, Deutsche Bank AG Cayman Islands Branch, as administrative agent, and JPMorgan Chase Bank, as syndication agent. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed March 6, 2017.)

No. 10.4—Employment Agreement, dated as of March 3, 2017 among Red Rock Resorts, Inc., the Company and Stephen L. Cootey.

No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 101—The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets at March 31, 2017 (unaudited) and December 31, 2016, (ii) the Unaudited Condensed Consolidated

Statements of Income for the three months ended March 31, 2017 and 2016, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATION CASINOS LLC, Registrant

Date:	May 10, 2017	/s/ MARC J. FALCONE
Marc J. Falcone Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)